Form 10-Q
period 1994-04-30
AUTODESK INC
filed 1994-06-14
CIK 769397

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934

FOR THE PERIOD ENDED APRIL 30, 1994

                                       OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934

COMMISSION FILE NUMBER: 0-14338


                                AUTODESK, INC.
            (Exact name of registrant as specified in its charter)

           California                                   94-2819853
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                              2320 MARINSHIP WAY
                         SAUSALITO, CALIFORNIA   94965
                   (Address of principal executive offices)

                        TELEPHONE NUMBER (415) 332-2344
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes   X                         No
                      ---                            ---

     As of June 7, 1994, there were 23,586,741 shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX

                                                                Page No.
                                                                --------
               PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Income
          Three months ended April 30, 1994 and 1993..............  3

         Condensed Consolidated Balance Sheet
          April 30, 1994 and January 31, 1994.....................  4

         Condensed Consolidated Statement of Cash Flows
          Three months ended April 30, 1994 and 1993..............  6

         Notes to Condensed Consolidated Financial Statements.....  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.....................  8

                PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS........................................ 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................... 10

         Signatures............................................... 11

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTODESK, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)



                                                 Three months ended
                                                      April 30,
                                                 -------------------
                                                   1994       1993
                                                 --------   --------
Revenues                                         $109,550   $105,398

Direct commissions                                  2,972      3,733
                                                 --------   --------
Net revenues                                      106,578    101,665

Costs and expenses:
   Cost of revenues                                15,099     17,004
   Marketing and sales                             36,560     35,004
   Research and development                        15,583     13,188
   General and administrative                      14,996     14,639
                                                 --------   --------
                                                   82,238     79,835
                                                 --------   --------
Income from operations                             24,340     21,830

Interest and other income, net                      1,559      2,122
                                                 --------   --------
Income before income taxes                         25,899     23,952

Provision for income taxes                          9,453      8,510
                                                 --------   --------
Net income                                       $ 16,446   $ 15,442
                                                 ========   ========

Net income per share                             $   0.65   $   0.62
                                                 ========   ========

Shares used in computing net income per share      25,120     24,890
                                                 ========   ========


                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)

                                                                         April 30, 1994    January 31, 1994
                                                                         --------------    ----------------
                                                                           (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents                                                    $109,485            $ 85,604
  Marketable securities                                                          58,422              92,004
  Accounts receivable, net                                                       76,035              71,245
  Inventories                                                                     5,452               8,803
  Deferred income taxes                                                          16,238              14,052
  Prepaid expenses and other current assets                                       8,929               7,849
                                                                               --------            --------
     Total current assets                                                       274,561             279,557
                                                                               --------            --------
Marketable securities                                                            48,864              39,403

Computer equipment, furniture and leasehold
 improvements, at cost:
  Computer equipment and furniture                                               79,633              76,165
  Leasehold improvements                                                         17,270              16,787
  Less accumulated depreciation                                                 (54,933)            (51,003)
                                                                               --------            --------
  Net computer equipment, furniture and leasehold improvements                   41,970              41,949

Capitalized software                                                             26,243              28,046

Other assets                                                                     14,601              15,919
                                                                               --------            --------
                                                                               $406,239            $404,874
                                                                               ========            ========

                            See Accompanying Notes

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                (In thousands)

                                           April 30, 1994    January 31, 1994
                                           --------------    ----------------
                                            (Unaudited)         (Audited)
Current liabilities:
  Accounts payable                            $15,490            $ 17,206
  Accrued compensation                         12,768              12,931
  Accrued income taxes                         38,657              45,136
  Other accrued liabilities                    26,427              27,043
                                              -------            --------
    Total current liabilities                  93,342             102,316
                                              -------            --------

Deferred income taxes                           3,139               5,096

Other liabilities                                 663                 583

Shareholders' equity:
  Common stock                                 68,221              43,769
  Retained earnings                           240,890             257,052
  Foreign currency translation adjustment         (16)             (3,942)
                                             --------            --------
    Total shareholders' equity                309,095             296,879
                                             --------            --------
                                             $406,239            $404,874
                                             ========            ========

                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                     Three months ended
                                                                                         April 30,
                                                                              --------------------------------
                                                                                 1994                  1993
                                                                              ----------            ----------
Operating activities
  Net income                                                                    $ 16,446              $ 15,442
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                  5,673                 5,369
    Changes in operating assets and liabilities                                   (8,748)               (9,315)
                                                                              ----------            ----------
Net cash provided by operating activities                                         13,371                11,496
                                                                              ----------            ----------
Investing activities
  Sales (purchases) of marketable securities, net                                 24,121               (16,137)
  Purchases of computer equipment, furniture
   and leasehold improvements                                                     (3,186)               (4,356)
  Capitalization of software costs and
   purchases of software technologies                                                (92)                 (317)
  Other                                                                            2,242                 3,297
                                                                              ----------            ----------
Net cash provided (used) by investing activities                                  23,085               (17,513)
                                                                              ----------            ----------
Financing activities
  Proceeds from issuance of common shares                                         21,024                 5,782
  Repurchase of common shares                                                    (30,743)              (23,530)
  Dividends paid                                                                  (2,856)               (2,786)
                                                                              ----------            ----------
Net cash used in financing activities                                            (12,575)              (20,534)
                                                                              ----------            ----------
Net increase (decrease) in cash and cash equivalents                              23,881               (26,551)
Cash and cash equivalents at beginning of quarter                                 85,604                73,107
                                                                              ----------            ----------
Cash and cash equivalents at end of quarter                                     $109,485              $ 46,556
                                                                              ==========            ==========

                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended April 30, 1994 and April 30, 1993 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994. The results of operations for the three months ended April 30, 1994 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1995.

2. Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 has been adopted on a prospective basis and the financial statements of prior years have not been restated. The cumulative effect as of February 1, 1994 of adopting SFAS No. 115 is immaterial.

   Under SFAS No. 115, management is required to determine the appropriate classification of its securities at the time of purchase and reevaluate such designation as of each balance sheet date. The Company has classified all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method.

   Marketable securities include the following available-for-sale debt securities as of April 30, 1994 (in thousands):

   Short-term:
   ----------
   Municipal bonds                    $ 49,327
   Time deposits                         9,095
                                      --------
                                        58,422
   Long-term:
   ---------
   Municipal bonds                      48,864
                                      --------
                                      $107,286
                                      ========

   The market value of the above available-for-sale securities approximates cost as of April 30, 1994. Gross realized gains and losses on sales of securities for the quarter ended April 30, 1994 were not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues. The Company's first quarter worldwide net revenues of $106.6 million increased 5 percent over first quarter net revenues in the prior fiscal year resulting principally from sales growth in Asia/Pacific. Also contributing to the increase were incremental revenues from newer design automation products such as AutoCAD LT, AutoCAD Data Extension, AutoCAD Designer and product offerings from the Company's Emerging Businesses including AutoVision and HOOPS developed by Ithaca Software, which was acquired by the Company in August 1993. Compared to the same period in the prior fiscal year, net revenues in Asia/Pacific increased approximately 36 percent due to sales of new AutoCAD licenses, while net revenues in the Americas and Europe decreased by 1 and 2 percent, respectively. These decreases primarily resulted from a decline in AutoCAD update revenues as AutoCAD Release 12 nears the end of its product life. Consolidated revenues derived from AutoCAD and AutoCAD updates decreased from prior periods to approximately 80 percent of net revenues for the quarter ended April 30, 1994. International sales, including exports from the U.S., accounted for approximately 63 percent of the Company's revenues in the first quarter of fiscal year 1994 as compared to 58 percent for the first quarter of fiscal year 1994. Net revenues in the first quarter of fiscal year 1995, when compared to the same period in the prior fiscal year, were not materially impacted by changes in foreign exchange rates.

The Company believes that net revenues in the coming quarters will be negatively impacted by an anticipated slowdown in sales of AutoCAD and related updates as Release 12 nears the end of its product life cycle. As a result, AutoCAD revenues are expected to continue to decline as a percentage of consolidated revenues. The Company expects that the commencement of shipping of AutoCAD Release 13, currently anticipated for release late in the fiscal quarter ending October 31, 1994, will increase AutoCAD sales as a percentage of consolidated revenues. While the Company expects that new products introduced in recent quarters as well as products expected to be introduced during fiscal year 1995 will offset the decrease in AutoCAD revenues, delays in the introduction of these new products or lower-than-anticipated demand for these products could adversely affect future revenues. Consequently, the Company does not expect revenue growth during the coming quarters. Moreover, delays in the introduction of AutoCAD Release 13, as well as the release of other new or enhanced products or failure to achieve significant customer acceptance for these new products may have an adverse effect on the Company's revenues and results of operations in future periods. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, the Company's revenues in future periods could be impacted by the effect of changes in currency exchange rates or uncertainties in the global economic environment.

Cost of revenues. Cost of revenues as a percentage of net revenues decreased in the first quarter of fiscal 1995 to 14 percent from 17 percent in the first quarter of the prior fiscal year. The improved gross margin in the current quarter resulted from a change in the mix of product sales, on-going cost control measures and operating efficiencies. Sales of AutoCAD updates, which have a lower gross margin than commercial versions of AutoCAD, represented a lower percentage of total net revenues in the first quarter of the current fiscal year than update sales in the first quarter of the prior fiscal year. The Company's gross margin was also favorably impacted by cost control efforts in production, particularly in the areas of disk duplication, assembly, packaging and shipping. In future periods, the Company expects that cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales including the level of AutoCAD updates.

Marketing and sales. Marketing and sales expenses were 34 percent of net revenues in the first quarter of both fiscal years 1995 and 1994. While remaining consistent as a percentage of net revenues, marketing and sales expenses increased in absolute dollars by approximately $1.6 million, or 4 percent, due to higher personnel costs, partially offset by lower promotional activities throughout the world. The Company expects to continue its emphasis on marketing and sales activities in the future to promote Autodesk's competitive position and to support sales and marketing of its products.

Research and development. Research and development expenses as a percentage of net revenues for the first quarter of fiscal year 1995 increased to 15 percent from 13 percent in the first quarter of the prior fiscal year. Actual research and development spending increased by 18 percent in absolute dollars on a year over year basis due to increased personnel costs to support ongoing research and development and incremental costs associated with two business combinations completed in the last half of the prior fiscal year. The Company anticipates that research and development expenses in the second quarter will increase from those recorded in the first quarter to support continued development efforts and the translation and localization of foreign-language versions of the Company's products. Additionally, the Company expects to continue recruiting and hiring experienced software developers while at the same time considering the acquisition of software businesses and technologies.

General and administrative. General and administrative expense were 14 percent of net revenues in the first quarter of both fiscal years 1995 and 1994. Expenses increased approximately 2 percent in absolute dollars over the same period in the prior fiscal year resulting primarily from higher personnel costs to support the Company's increased operations and infrastructure. As discussed below in Part II, Item 1, "Legal Proceedings," the Company is party to two lawsuits which include allegations of copyright and patent infringement. Autodesk intends to vigorously oppose these claims. As a result, defense in these matters may require the expenditure of financial resources which may result in increased general and administrative expenses in future periods.

Interest and other income. Interest and other income in the first quarter was $1.6 million, including foreign currency losses of approximately $150,000, compared to $2.1 million in the same quarter of the prior fiscal year, net of foreign exchanges gains of approximately $10,000. Interest income decreased by approximately $280,000 from the same period in the prior fiscal year due to lower interest rates throughout the world while other income decreased approximately $110,000.

Provision for income taxes. The Company's effective income tax rate in the first quarter was 36.5 percent compared to 35.5 percent in the first quarter of the prior fiscal year. The increase is principally the result of a change in the U.S. federal statutory rate from 34 percent to 35 percent resulting from legislation that was enacted in August 1993.

Quarterly results. The Company's consolidated results of operations to date have not been materially affected by seasonal trends. However, the Company believes that in the future its results may reflect quarterly fluctuations resulting from factors such as order deferrals in anticipation of new product releases, delays in the shipment of new products, a slower growth rate in the personal computer CAD market or adverse general economic and industry conditions in any of the countries in which the Company does business. In addition, with a significant portion of net revenues and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of the European, Asia/Pacific and other international markets could impact the Company's results of operations and financial condition in a particular quarter. Rapid technological change and the Company's ability to develop, manufacture and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the market for design automation and multimedia software products could also have a negative impact on the Company's results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis.
Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the third month of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents, accounts receivable and marketable securities, was $181.2 million at April 30, 1994, compared to $177.2 million at January 31, 1994. Cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $216.8 million at April 30, 1994 compared to $217.0 million at January 31, 1994. Significant changes to cash, cash equivalents and marketable securities resulted from cash generated from operations ($13.4 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($21.0 million).
These increases were offset by cash used to repurchase 525,000 shares of the Company's common stock under an ongoing systematic repurchase program ($30.7 million), to purchase computer equipment, furniture and leasehold improvements ($3.2 million) and payment of dividends on the Company's common stock ($2.9 million).

Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, dividend payments, repurchases of the Company's common stock and the possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, cash generated from operations and available line of credit will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1995.

The Company's principal commitments at April 30, 1994, consisted of obligations under operating leases for facilities.


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 1992, Vermont Microsystems, Inc. ("VMI") filed a complaint against the Company in the United States District Court for the District of Vermont, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations and breach of contract. Management believes these claims are without merit and intends to vigorously defend against each allegation. VMI has filed a motion for a preliminary injunction against the Company pending final resolution of the lawsuit. Management believes the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial condition.

On August 9, 1993, Preco Industries, Inc. filed a complaint against the Company in the United States District Court for the District of Kansas alleging patent infringement and unfair competition. The complaint does not specify the amount of damages sought. The Company intends to defend these actions vigorously and management does not believe the outcome of this matter will have a material impact on the Company's consolidated financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  June 14 1994

                            AUTODESK, INC.
                            (Registrant)



                            /S/ Carol A. Bartz
                            ------------------
                            Carol A. Bartz
                            President and Chief Executive Officer



                            /S/ Eric B. Herr
                            ----------------
                            Eric B. Herr
                            Vice President, Chief Financial Officer
                            (Principal Financial and Accounting Officer)