Form 10-Q
period 1994-07-31
AUTODESK INC
filed 1994-09-14
CIK 769397

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - --- Act of 1934

FOR THE PERIOD ENDED JULY 31, 1994
                                       OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

COMMISSION FILE NUMBER: 0-14338


                                 AUTODESK, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              94-2819853
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

                               2320 MARINSHIP WAY
                         SAUSALITO, CALIFORNIA   94965
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

                          Yes     X                 No   __
                                -----

     As of September 8, 1994, there were 23,479,000 shares of the Registrant's Common Stock outstanding.

                                 AUTODESK, INC.

                                     INDEX

                PART I.  FINANCIAL INFORMATION                          Page No.
                                                                        --------
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statement of Income
            Three and six months ended July 31, 1994 and 1993..........     3

          Condensed Consolidated Balance Sheet
            July 31, 1994 and January 31, 1994.........................     4

          Condensed Consolidated Statement of Cash Flows
            Six months ended July 31, 1994 and 1993....................     6

          Notes to Condensed Consolidated Financial Statements.........     7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..................................     8


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS............................................    11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    12

ITEM 5.   OTHER INFORMATION............................................    12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................    12

          SIGNATURES...................................................    13


PART I.  FINANCIAL INFORMATION
- - ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                    Three months ended     Six months ended
                                          July 31,              July 31,
                                    -------------------   -------------------
                                      1994       1993       1994       1993
                                    --------   --------   --------   --------
Revenues                            $112,832   $106,910   $222,382   $212,308

Direct commissions                     2,573      3,297      5,545      7,030
                                    --------   --------   --------   --------
Net revenues                         110,259    103,613    216,837    205,278

Costs and expenses:
  Cost of revenues                    15,136     16,748     30,235     33,752

  Marketing and sales                 37,575     34,488     74,135     69,492

  Research and development            16,862     13,559     32,445     26,747

  General and administrative          16,288     14,883     31,284     29,522
                                    --------   --------   --------   --------
                                      85,861     79,678    168,099    159,513
                                    --------   --------   --------   --------
Income from operations                24,398     23,935     48,738     45,765

Interest and other income, net         1,723      1,601      3,282      3,723
                                    --------   --------   --------   --------
Income before income taxes            26,121     25,536     52,020     49,488

Provision for income taxes             9,534      9,065     18,987     17,575
                                    --------   --------   --------   --------
Net income                          $ 16,587   $ 16,471   $ 33,033   $ 31,913
                                    ========   ========   ========   ========
Net income per share                    $.68       $.65      $1.33      $1.27
                                    ========   ========   ========   ========
Shares used in computing
  net income per share                24,500     25,260     24,810     25,080
                                    ========   ========   ========   ========


                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)

                                              July 31, 1994    January 31, 1994
                                              -------------    ----------------
                                               (Unaudited)         (Audited)

Current assets:
  Cash and cash equivalents                      $123,983          $ 85,604

  Marketable securities                            54,998            92,004

  Accounts receivable, net                         78,720            71,245

  Inventories                                       3,717             8,803

  Deferred income taxes                            17,011            14,052

  Prepaid expenses and other current assets        11,191             7,849
                                                 --------          --------

    Total current assets                          289,620           279,557
                                                 --------          --------

Marketable securities                              35,759            39,403

Computer equipment, furniture and leasehold
  improvements, at cost:
    Computer equipment and furniture               85,112            76,165

    Leasehold improvements                         18,350            16,787

    Less accumulated depreciation                 (59,822)          (51,003)
                                                 --------          --------
    Net computer equipment, furniture and
      leasehold improvements                       43,640            41,949

Capitalized software                               26,908            28,046

Other assets                                       18,169            15,919
                                                 --------          --------
                                                 $414,096          $404,874
                                                 ========          ========


                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (In thousands)



                                             July 31, 1994     January 31, 1994
                                             -------------     ----------------
                                               (Unaudited)         (Audited)
Current liabilities:
  Accounts payable                               $ 16,576          $ 17,206

  Accrued compensation                             12,392            12,931

  Accrued income taxes                             42,293            45,136

  Other accrued liabilities                        32,434            27,043
                                                 --------          --------

    Total current liabilities                     103,695           102,316
                                                 --------          --------

Deferred income taxes                               3,006             5,096

Other liabilities                                     729               583


Shareholders' equity:
  Common stock                                     69,318            43,769

  Retained earnings                               234,058           257,052

  Foreign currency translation adjustment           3,290            (3,942)
                                                 --------          --------

    Total shareholders' equity                    306,666           296,879
                                                 --------          --------
                                                 $414,096          $404,874
                                                 ========          ========



                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                            Six months ended
                                                                 July 31,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
Operating activities

   Net income                                              $ 33,033    $ 31,913

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                          12,777      10,725

      Changes in operating assets and liabilities            (6,324)     (4,573)
                                                           --------    --------

Net cash provided by operating activities                    39,486      38,065
                                                           --------    --------

Investing activities

   Sales (purchases) of marketable securities                40,650      (1,071)

   Purchases of computer equipment, furniture and
     leasehold improvements                                  (8,934)     (7,590)

   Capitalization of software costs and purchases
     of software technologies                                (2,669)       (631)

   Other                                                        324      (1,011)
                                                           --------    --------

Net cash provided (used) by investing activities             29,371     (10,303)
                                                           --------    --------

Financing activities

   Proceeds from issuance of common shares                   27,409      31,129

   Repurchase of common shares                              (52,223)    (41,985)

   Dividends paid                                            (5,664)     (5,775)
                                                           --------    --------

Net cash used in financing activities                       (30,478)    (16,631)
                                                           --------    --------

Net increase in cash and cash equivalents                    38,379      11,131

Cash and cash equivalents at beginning of year               85,604      73,107
                                                           --------    --------

Cash and cash equivalents at end of quarter                $123,983    $ 84,238
                                                           ========    ========



                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements at July 31, 1994 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994. The results of operations for the three and six months ended July 31, 1994 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1995.

2. Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 has been adopted on a prospective basis and the financial statements of prior years have not been restated. The cumulative effect as of February 1, 1994 of adopting SFAS No. 115 was not material.

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

   Marketable securities include the following available-for-sale debt securities as of July 31, 1994 (in thousands):


    Short-term:
    -----------
    Municipal bonds                                 $47,017
    Time deposits                                     7,981
                                                    -------
                                                     54,998
    Long-term:
    ----------
    Municipal bonds                                  35,759
                                                    -------
                                                    $90,757
                                                    =======

   The cost of the above available-for-sale securities approximates market as of July 31, 1994. The contractual maturities for the Company's marketable securities at July 31, 1994 were: one year or less-$55.0 million; due between one and two years-$27.0 million; and due after three years-$8.8 million. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Gross realized gains and losses on sales of available-for-sale securities for the quarter and six months ended July 31, 1994 were not material.

3. At the Company's Annual Meeting of Shareholders held on June 28, 1993, a proposal was approved to change the Company's state of incorporation from California to Delaware. This change was effected on August 4, 1994.

4. On September 6, 1994, the Company declared a cash dividend of $.12 per share to stockholders of record on September 19, 1994. The dividend will be paid on October 3, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended July 31, 1994 and 1993

Net revenues. The Company's second quarter net revenues of $110.3 million increased 6 percent over second quarter net revenues in the prior fiscal year. The increase principally resulted from sales growth in Asia/Pacific and Europe, while net revenues in the Americas were flat with the prior fiscal year. Much of the growth in consolidated net revenues resulted from sales of newer product offerings such as AutoCAD LT, AutoCAD Data Extension, AutoCAD Designer and product offerings from the Company's Emerging Businesses Group including sales of 3D Studio, AutoVision and HOOPS. Consolidated revenues for the quarter ended July 31, 1994 derived from AutoCAD and AutoCAD updates decreased in both absolute dollars and as a percentage of consolidated net revenues from the same period in the prior fiscal year as AutoCAD Release 12 nears the end of its product life cycle. International sales, including exports from the U.S., accounted for approximately 63 percent of the Company's revenues in the second quarter of fiscal year 1995 as compared to 58 percent for the second quarter of fiscal year 1994. Net revenues in the second quarter of fiscal year 1995, when compared to the same period in the prior fiscal year, were favorably impacted by changes in foreign exchange rates.

The Company believes that net revenues in its third fiscal quarter ending October 31, 1994 may be negatively impacted by a continued slowdown in sales of AutoCAD and related updates as AutoCAD Release 12 nears the end of its product life cycle. Although the Company plans to ship AutoCAD Release 13 in the third fiscal quarter, the release is not anticipated until late in the quarter and sales of the new release are not expected to offset the projected slowdown in AutoCAD Release 12 sales. While the Company expects that new products introduced in recent quarters as well as products expected to be introduced in the coming quarter will partially offset the decrease in AutoCAD revenues, delays in the introduction of or lower-than-anticipated demand for these products could adversely affect future revenues. Consequently, the Company expects a decrease in net revenues in the quarter ending October 31, 1994. Any delays in the release of AutoCAD Release 13 beyond the currently anticipated ship date will have a material and adverse effect on revenues in the third fiscal quarter. Delays of other products scheduled for release in the coming quarter, or failure to achieve significant customer acceptance for these new products could also have an adverse effect on the Company's revenues and results of operations in future periods. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements, including AutoCAD Release 13, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, the Company's revenues in future periods could be impacted by the effect of changes in currency exchange rates or uncertainties in the global economic environment.

Cost of revenues. Cost of revenues as a percentage of net revenues decreased in the second quarter of fiscal year 1995 to 14 percent from 16 percent in the second quarter of the prior fiscal year. The improved gross margin in the current quarter resulted from on-going cost control measures and operating efficiencies, and to a lesser extent, the mix of product sales. Significant factors contributing to the improved margin from the prior year include: reduced packaging costs and shipping costs, as well as ongoing cost control efforts in disk duplication and assembly. The Company's gross margin was also favorably impacted by a lower percentage of revenues from sales of AutoCAD updates which have a lower gross margin than commercial versions of AutoCAD. In future periods, the Company expects that cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, in particular, the level of AutoCAD updates which is expected to increase in the quarters following the shipment of AutoCAD Release 13.

Marketing and sales. Marketing and sales expenses were 34 percent of net revenues in the second quarter of fiscal year 1995 as compared to 33 percent for the second quarter of the prior fiscal year. Actual spending increased 9 percent in order to support worldwide marketing efforts of new and enhanced product introductions, including the recently released Autodesk Special Editions Series which contain a copy of AutoCAD software, selected adjacent Autodesk products and incentives for the purchase of an independent developer application. The Company expects to continue its emphasis on marketing and sales activities in the future to promote Autodesk's competitive position and to support sales and marketing of its products.

Research and development. Research and development expenses increased from 13 percent of net revenues in the second quarter of fiscal year 1994 to 15 percent in the second quarter of fiscal year 1995, while absolute spending increased 24 percent. The increase was due to costs related to the development of new and enhanced products, such as AutoCAD Release 13, costs associated with translating these products into foreign languages and the addition of development personnel. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements and to continue recruiting and hiring experienced software developers, while at the same time considering the acquisition of software businesses and technologies.

General and administrative. General and administrative expenses as a percentage of net revenues for the second quarter of fiscal year 1995 increased to 15 percent from 14 percent in the second quarter of the prior fiscal year. Absolute spending increased 9 percent due in large part to legal expenses, higher personnel and facility costs associated with increased operations and expenditures to support the Company's infrastructure.

Interest and other income. Interest and other income, including foreign currency losses of $28,000, was $1.7 million in the second quarter of fiscal year 1995. Interest and other income for the second quarter of fiscal year 1994 was $1.6 million and included foreign currency losses of $282,000. Interest income for the second quarter of fiscal year 1995 was consistent with interest income in the same period of the prior fiscal year resulting from a greater average quarterly balance of cash, cash equivalents and marketable securities in fiscal year 1995, offset by lower worldwide interest rates when compared to the same period in the prior fiscal year.

Provision for income taxes. In the second quarter of fiscal year 1995, the Company's effective income tax rate was 36.5 percent compared to 35.5 percent in the second quarter of the prior fiscal year. The increase is principally the result of a change in the U.S. federal statutory rate from 34 percent to 35 percent resulting from legislation that was enacted in August 1993.

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

Six Months Ended July 31, 1994 and 1993

Net Revenues. The Company's net revenues for the six months ended July 31, 1994 were $216.8 million which represented a 6 percent increase from the same period of the prior fiscal year. The increase resulted principally from sales growth in Asia/Pacific and Europe, while net revenues in the Americas decreased slightly from the prior fiscal year due to lower AutoCAD update revenues. Consolidated revenues derived from AutoCAD and AutoCAD updates decreased as a percent of revenues for the six months ended July 31, 1994 as compared to the same period of the prior fiscal year primarily due to a decrease in update revenues as AutoCAD Release 12 nears the end of its product life cycle. The decrease in AutoCAD revenues was more than offset by incremental revenues derived from newer products such as AutoCAD LT, AutoCAD Data Extension and AutoCAD Designer. International sales accounted for approximately 62 percent of consolidated revenues for the six months ended
July 31, 1994 as compared to 58 percent for the same period of the prior fiscal year. Net revenues for the first six months of fiscal year 1995 were favorably impacted by changes in foreign exchange rates when compared to the same period in the prior fiscal year.

Cost of revenues. Cost of revenues as a percentage of net revenues for the six months ended July 31, 1994 was 14 percent as compared to 16 percent for the same period of the prior fiscal year. The improved gross margin resulted from a change in the mix of product sales-specifically a decrease in sales of AutoCAD updates, cost control measures and operating efficiencies.

Operating expenses. Operating expenses for the Company's marketing and sales, research and development and general and administrative functions for the six months ended July 31, 1994 increased approximately 10 percent to $137.9 million as compared to $125.8 million for the same period of the prior fiscal year. For the six months ended July 31, 1994, expenses associated with the Company's marketing and sales and research and development functions increased in both absolute dollars and as a percentage of net revenues as compared to the same period of the prior fiscal year in order to support the development and launch of new and enhanced product offerings. General and administrative expenses for the first half of fiscal year 1995 remained flat as a percentage of net revenues but increased in absolute dollars from the same period of the prior fiscal year in order to support the Company's increased operations and related infrastructure and due to higher legal expenses.

Interest and other income. Interest and other income for the six months ended July 31, 1994 was $3.3 million as compared to $3.7 million in the same period of the prior fiscal year. Interest income was $3.8 million in the first half of fiscal year 1995 as compared to $3.9 million in the same period of the prior fiscal year. This decrease resulted from a greater average balance of cash, cash equivalents and marketable securites in fiscal year 1995, offset by lower worldwide interest rates when compared to the same period of the prior fiscal year.

Income taxes. The Company's effective income tax rate for the six months ended July 31, 1994 was 36.5 percent as compared to 35.5 percent in the same period of the prior fiscal year. The increase in the effective income tax rate in fiscal year 1995 is principally the result of the change in the U.S. federal statutory rate from 34 percent to 35 percent resulting from legislation enacted in August 1993.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents, marketable securities and accounts receivable, was $185.9 million at July 31, 1994, compared to $177.2 million at January 31, 1994. Cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $214.7 million at July 31, 1994 compared to $217.0 million at January 31, 1994. Significant changes to cash, cash equivalents and marketable securities resulted from cash generated from operations ($39.5 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($27.4 million). These increases were offset by cash used to: repurchase 940,000 shares of the Company's common stock under an ongoing systematic repurchase program ($52.2 million); to purchase computer equipment, furniture and leasehold improvements ($8.9 million); and, to pay of dividends on the Company's common stock ($5.7 million).

Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, dividend payments, repurchases of the Company's common stock and the possible acquisition of businesses software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, cash generated from operations and available line of credit will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1995.

The Company's principal commitments at July 31, 1994, consisted of obligations under operating leases for facilities.

Cash paid for income taxes for the six months ended July 31, 1994 and 1993 was $22.1 million and $13.3 million, respectively.


PART II.  OTHER INFORMATION
- - ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 1992, Vermont Microsystems, Inc. ("VMI") filed a complaint against the Company in the United States District Court for the District of Vermont, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations and breach of contract. VMI is seeking damages of approximately $90 million. Management believes these claims are
without merit and intends to vigorously defend against each allegation.    In
May 1994, VMI filed a motion for a preliminary injunction against the Company pending final resolution of the lawsuit. This motion was denied and a trial date has been set for October 3, 1994. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial condition or results of operations.

On August 9, 1993, Preco Industries, Inc. ("Preco") filed a complaint against the Company in the United States District Court for the District of Kansas
alleging patent infringement and unfair competition.    In July 1994,  the
Company purchased from Preco the rights to the patent in question and the parties dismissed all claims and counterclaims in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 30, 1994, the following individuals were elected to the Board of Directors:

                                         Votes For        Votes Withheld
                                         ----------       --------------

     Carol A. Bartz                      21,095,537          153,101
     Mark A. Bertelsen                   21,096,033          152,605
     Crawford W. Beveridge               21,096,458          152,180
     J. Hallam Dawson                    21,096,649          151,989
     Gregory P. Lutz                     21,096,409          152,229
     Jim C. Warren                       20,758,349          490,289

The following proposals were approved at the Company's Annual Meeting:

                                            Affirmative   Negative   Votes
                                               Votes       Votes    Withheld
                                            -----------  --------  --------
1. Amendment of the Employee Qualified
   Stock Purchase Plan, increasing the
   reserved shares by 500,000.               20,004,311    995,089   249,238

2. Approve a change in the Company's
   state of incorporation from
   California to Delaware.                   14,723,633  6,176,653   348,352

3. Ratify the appointment of Ernst &
   Young as independent auditors for
   the fiscal year ending January 31, 1995.  21,085,339     31,130   132,169

ITEM 5.  OTHER INFORMATION

On September 6, 1994, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend, subject to stockholder approval at a Special Meeting of Stockholders scheduled for October 13, 1994. The record date for the stock dividend is October 14, 1994 and the dividend payment date is October 28, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  September 14, 1994

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