Form 10-Q
period 1994-10-31
AUTODESK INC
filed 1994-11-25
CIK 769397

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)
 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - - - ---
      Exchange Act of 1934

FOR THE PERIOD ENDED OCTOBER 31, 1994

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X                            No
                         -----                              -----

     As of November 18, 1994, there were 47,061,000 shares of the Registrant's Common Stock outstanding.

                                AUTODESK, INC.

                                     INDEX

                       PART I.  FINANCIAL INFORMATION

                                                                     Page No.
                                                                     --------
ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Statement of Income
               Three and nine months ended October 31, 1994 and 1993.....3

              Condensed Consolidated Balance Sheet
               October 31, 1994 and January 31, 1994.....................4

              Condensed Consolidated Statement of Cash Flows
               Nine months ended October 31, 1994 and 1993...............6

              Notes to Condensed Consolidated Financial Statements.......7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................8


                          PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.........................................11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......12

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..........................12

              SIGNATURES................................................13

PART I.  FINANCIAL INFORMATION
- - - - ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                  Three months ended  Nine months ended
                                     October 31,         October 31,
                                  ------------------  ------------------
                                    1994      1993      1994      1993
                                  --------  --------  --------  --------
Revenues                          $111,208  $101,224  $333,590  $313,532

Direct commissions                   3,029     3,048     8,574    10,078
                                  --------  --------  --------  --------
Net revenues                       108,179    98,176   325,016   303,454

Costs and expenses:
   Cost of revenues                 14,185    14,695    44,420    48,447

   Marketing and sales              38,204    33,429   112,339   102,921

   Research and development         16,022    14,347    48,467    41,094

   General and administrative       16,538    14,407    47,822    43,929
                                  --------  --------  --------  --------
                                    84,949    76,878   253,048   236,391
                                  --------  --------  --------  --------

Income from operations              23,230    21,298    71,968    67,063

Interest and other income, net       1,803     2,027     5,085     5,750
                                  --------  --------  --------  --------
Income before income taxes          25,033    23,325    77,053    72,813

Provision for income taxes           9,137     8,397    28,124    25,972
                                  --------  --------  --------  --------
Net income                        $ 15,896  $ 14,928  $ 48,929  $ 46,841
                                  ========  ========  ========  ========

Net income per share                  $.32      $.30      $.99      $.94
                                  ========  ========  ========  ========

Shares used in computing
 net income per share               49,590    49,760    49,610    50,020
                                  ========  ========  ========  ========




                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)



                                                                      October 31, 1994   January 31, 1994
                                                                      ----------------   ----------------
                                                                         (Unaudited)         (Audited)
Current assets:
   Cash and cash equivalents                                                  $175,396           $ 85,604

   Marketable securities                                                        42,419             92,004

   Accounts receivable, net                                                     79,395             71,245

   Inventories                                                                   3,661              8,803

   Deferred income taxes                                                        17,768             14,052

   Prepaid expenses and other current assets                                    11,295              7,849
                                                                              --------           --------
      Total current assets                                                     329,934            279,557
                                                                              --------           --------

Marketable securities                                                           15,460             39,403

Computer equipment, furniture and leasehold improvements, at cost:
   Computer equipment and furniture                                             89,588             76,165

   Leasehold improvements                                                       19,732             16,787

   Accumulated depreciation                                                    (64,917)           (51,003)
                                                                              --------           --------
      Net computer equipment, furniture and leasehold improvements              44,403             41,949

Capitalized software                                                            27,672             28,046

Other assets                                                                    23,893             15,919
                                                                              --------           --------
                                                                              $441,362           $404,874
                                                                              ========           ========



                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                       October 31, 1994   January 31, 1994
                                       ----------------   ----------------
                                         (Unaudited)         (Audited)
Current liabilities:
   Accounts payable                    $ 18,617           $ 17,206
   Accrued compensation                  14,976             12,931
   Accrued income taxes                  42,337             45,136
   Other accrued liabilities             35,600             27,043
                                       --------           --------
      Total current liabilities         111,530            102,316
                                       --------           --------


Deferred income taxes                     3,299              5,096

Other liabilities                           787                583



Stockholders' equity:
   Common stock                          84,016             43,769
   Retained earnings                    231,602            257,052
   Foreign currency translation
    adjustment                           10,128            ( 3,942)
                                       --------           --------
      Total stockholders' equity        325,746            296,879
                                       --------           --------
                                       $441,362           $404,874
                                       ========           ========



                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      Nine months ended
                                                                                         October 31,
                                                                                   -----------------------
                                                                                       1994          1993
                                                                                   ----------     --------
Operating activities
Net income                                                                           $ 48,929      $ 46,841
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     19,314        16,017
     Changes in operating assets and liabilities                                          613        (3,089)
                                                                                     --------      --------
Net cash provided by operating activities                                              68,856        59,769
                                                                                     --------      --------

Investing activities
  Sales of marketable securities, net                                                  73,528           672
  Purchases of computer equipment, furniture and leasehold improvements               (13,209)      (12,631)
  Capitalization of software costs and purchases of software technologies              (5,333)         (261)
  Other                                                                                    81        (2,551)
                                                                                     --------      --------
Net cash provided (used) by investing activities                                       55,067       (14,771)
                                                                                     --------      --------

Financing activities
  Proceeds from issuance of common shares                                              42,559        36,225
  Repurchase of common shares                                                         (68,217)      (56,820)
  Dividends paid                                                                       (8,473)       (8,656)
                                                                                     --------      --------
Net cash used in financing activities                                                 (34,131)      (29,251)
                                                                                     --------      --------
Net increase in cash and cash equivalents                                              89,792        15,747
Cash and cash equivalents at beginning of year                                         85,604        73,107
                                                                                     --------      --------
Cash and cash equivalents at end of quarter                                          $175,396      $ 88,854
                                                                                     ========      ========



                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements at October 31, 1994 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994. The results of operations for the three and nine months ended October 31, 1994 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1995.

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

   Marketable securities include the following available-for-sale debt securities as of October 31, 1994 (in thousands):


Short-term:
- - - - ----------
Municipal bonds          $40,797
Time deposits              1,622
                         -------
                          42,419
Long-term:
- - - - ---------
Municipal bonds           15,460
                         -------
                         $57,879
                         =======

   The cost of the above available-for-sale securities approximates market as of October 31, 1994. The contractual maturities for the Company's marketable securities at October 31, 1994 were: one year or less-$42.4 million; due between one and two years-$13.3 million; and due after three years-$2.2 million. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Gross realized gains and losses on sales of available-for-sale securities for the quarter and nine months ended October 31, 1994 were not material.

3. Reference is made to Part II, Item 1 (page 11) regarding certain legal matters.

4. On October 14, 1994, outstanding shares of the Company's Common Stock were split two-for-one effected in the form of a 100 percent Common Stock dividend. All shares and per share amounts have been restated to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended October 31, 1994 and 1993
- - - - --------------------------------------------

Net revenues. The Company's third quarter net revenues of $108.2 million increased 10 percent over third quarter net revenues in the prior fiscal year. The increase principally resulted from sales growth in all sales geographies, including a 25 percent increase in the Asia/Pacific region. Much of the growth in consolidated net revenues resulted from sales of newer product offerings such as AutoCAD LT, AutoCAD Designer and product offerings from the Company's Emerging Businesses Group including sales of 3D Studio and AutoVision. Consolidated revenues for the quarter ended October 31, 1994 derived from AutoCAD and AutoCAD updates decreased as a percentage of consolidated net revenues from the same period in the prior fiscal year resulting from lower upgrade revenues as AutoCAD Release 12 nears the end of its product life cycle, partially offset by increased sales of commercial and educational units associated with the sales growth in Asia/Pacific and the Americas.
International sales, including exports from the U.S., accounted for approximately 57 percent of the Company's revenues in the third quarter of fiscal year 1995 as compared to 56 percent for the third quarter of fiscal year 1994. Net revenues in the third quarter of fiscal year 1995, when compared to the same period in the prior fiscal year, were favorably impacted by changes in foreign exchange rates.

The Company currently believes that it will begin shipping English-language versions of AutoCAD Release 13 for the DOS and Windows platforms in late November, 1994. The Company also plans to ship certain foreign-language versions of AutoCAD Release 13 in the fourth quarter of fiscal year 1995. The Company believes that the introduction of AutoCAD Release 13 will increase AutoCAD sales as a percentage of consolidated revenues resulting from an expected increase in update revenues. Any delays in the introduction of any of the AutoCAD Release 13 versions planned in the Company's fourth fiscal quarter beyond currently anticipated ship dates, or lower than anticipated demand for AutoCAD Release 13, will have a material and adverse effect on revenues in the quarter ending January 31, 1995. Delays in the introduction of other products scheduled for release in the coming quarters, or failure to achieve significant customer acceptance for AutoCAD Release 13 and other new and enhanced product offerings could also have an adverse effect on the Company's revenues and results of operations in future periods. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements, including English and foreign-language versions of AutoCAD Release 13, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, the Company's revenues in future periods could be impacted by the effect of changes in currency exchange rates or uncertainties in the global economic environment.

Cost of revenues.  Cost of revenues as a percentage of net revenues decreased in the third quarter of fiscal year 1995 to 13 percent from 15 percent in the third quarter of the prior fiscal year. The improved gross margin in the current quarter resulted from on-going cost control measures and operating efficiencies, and to a lesser extent, the mix of product sales. Significant factors contributing to the improved margin from the prior year include: reduced packaging and shipping costs, as well as ongoing cost control efforts in disk duplication and assembly. The Company's gross margin was also favorably impacted by a lower percentage of revenues from sales of AutoCAD updates which
have a lower gross margin than commercial versions of AutoCAD.   In future
periods, the Company expects that cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, in particular, the level of AutoCAD updates which is expected to increase in the quarters following the shipment of AutoCAD Release 13.

Marketing and sales. Marketing and sales expenses were 35 percent of net revenues in the third quarter of fiscal year 1995 as compared to 34 percent for the third quarter of the prior fiscal year. Actual spending increased 14 percent in order to support worldwide marketing efforts of new and enhanced product introductions, including promotional activities related to AutoCAD Release 13, the Autodesk Special Editions Series and product offerings from the Company's Emerging Businesses Group. The Company expects to continue its emphasis on marketing and sales activities in the future to promote Autodesk's competitive position and to support sales and marketing of its products.

Research and development. Research and development expenses were 15 percent of net revenues in the third quarter of both fiscal years 1995 and 1994. While remaining consistent as a percentage of net revenues, research and development spending increased in absolute dollars by approximately $2.4 million, or 17 percent (including $750,000 of capitalized software development costs associated with AutoCAD Release 13). This increase was the result of the development of new and enhanced products, such as AutoCAD Release 13, costs associated with translating these products into foreign languages and the addition of development personnel. To maintain its competitive market position, the Company expects to invest a significant amount of its resources in the development of new products and product enhancements and to continue recruiting and hiring experienced software developers, while at the same time considering the acquisition of software businesses and technologies.

General and administrative. General and administrative expenses were 15 percent of net revenues in the third quarter of fiscal year 1995 and 1994, while absolute spending in the third quarter of fiscal year 1995 increased by 15 percent over the same period in the prior fiscal year. The increase resulted from increased legal expenses, higher employee-related and facility costs associated with increased operations and expenditures to support the Company's infrastructure.

Interest and other income. Interest and other income, including foreign currency losses of $174,000, was $1.8 million in the third quarter of fiscal year 1995. Interest and other income for the third quarter of fiscal year 1994 was $2.0 million and included foreign currency losses of $205,000. Interest income for the third quarter of fiscal year 1995 was less than interest income in the same period of the prior fiscal year resulting from lower interest rates on the Company's investment portfolio when compared to the same period in the prior fiscal year, partially offset by a greater average quarterly balance of cash, cash equivalents and marketable securities in fiscal year 1995.

Provision for income taxes. In the third quarter of fiscal year 1995, the Company's effective income tax rate was 36.5 percent compared to 36.0 percent in the third quarter of the prior fiscal year. The increase is principally the result of a change in the U.S. federal statutory rate from 34 percent to 35 percent resulting from legislation that was enacted in August 1993. The Company anticipates that its effective income tax rate for the fiscal year ending January 31, 1995 will be 36.5 percent.

Nine Months Ended October 31, 1994 and 1993
- - - - -------------------------------------------

Net Revenues. The Company's net revenues for the nine months ended October 31, 1994 were $325.0 million which represented a 7 percent increase from the same period of the prior fiscal year. The increase resulted from revenue growth in all sales geographies with the most significant growth coming from Asia/Pacific. Consolidated revenues derived from AutoCAD and AutoCAD updates decreased as a percentage of consolidated net revenues for the nine months ended October 31, 1994 as compared to the same period of the prior fiscal year primarily due to a decrease in update revenues as AutoCAD Release 12 nears the end of its product life cycle. The decrease in AutoCAD revenues was more than offset by incremental revenues derived from newer products such as AutoCAD LT, AutoCAD Designer and product offerings from the Company's Emerging Businesses Group including sales of 3D Studio, AutoVision and HOOPS. International sales accounted for approximately 60 percent of consolidated revenues for the first nine months ended October 31, 1994 as compared to 58 percent for the same period of the prior fiscal year. Net revenues for the first nine months of fiscal year 1995 were favorably impacted by changes in foreign exchange rates when compared to the same period in the prior fiscal year.

Cost of revenues. Cost of revenues as a percentage of net revenues for the nine months ended October 31, 1994 was 14 percent as compared to 16 percent for the same period of the prior fiscal year. The improved gross margin resulted from a change in the mix of product sales, specifically, a decrease in sales of AutoCAD updates, cost control measures and operating efficiencies.

Operating expenses. Operating expenses for the Company's marketing and sales, research and development and general and administrative functions for the nine months ended October 31, 1994 increased approximately 11 percent to $208.6 million as compared to $187.9 million for the same period of the prior fiscal
year.   For the nine months ended October 31, 1994, expenses associated with the
Company's marketing and sales and research and development functions increased in both absolute dollars and as a percentage of net revenues as compared to the same period of the prior fiscal year in order to support the development and launch of new and enhanced product offerings. General and administrative expenses for the first nine months of fiscal year 1995 remained flat as a percentage of net revenues when compared to the same period of the prior fiscal year, but increased in absolute dollars in order to support the Company's increased operations and related infrastructure and due to higher legal expenses.

Interest and other income. Interest and other income for the nine months ended October 31, 1994 was $5.1 million as compared to $5.8 million in the same period of the prior fiscal year. Interest income was $5.8 million for the first nine months of fiscal year 1995 as compared to $6.2 million in the same period of the prior fiscal year. This decrease resulted from lower interest rates on the Company's investment portfolio when compared to the same period in the prior fiscal year, partially offset by a greater average quarterly balance of cash, cash equivalents and marketable securities in fiscal year 1995.

Income taxes. The Company's effective income tax rate for the nine months ended October 31, 1994 was 36.5 percent as compared to 35.7 percent in the same period of the prior fiscal year. The increase in the effective income tax rate in fiscal year 1995 is principally the result of the change in the U.S. federal statutory rate from 34 percent to 35 percent resulting from legislation enacted in August 1993.

Factors Affecting Quarterly Results  The Company's consolidated results of
- - - - -----------------------------------
operations to date have not been materially affected by seasonal trends. However, the Company believes that in the future its results may reflect quarterly fluctuations resulting from factors such as order deferrals in anticipation of new product releases, delays in the shipment of new products, a slower growth rate in the personal computer CAD market or adverse general economic and industry conditions in any of the countries in which the Company does business. In addition, with a significant portion of net revenues and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of the European, Asia/Pacific and other international markets could impact the Company's results of operations and financial condition in a particular quarter. Rapid technological change and the Company's ability to develop, manufacture and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the market for design automation and multimedia software products could also have a negative impact on the Company's results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis.
Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the third month of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. In addition, in the event of a material adverse outcome in the litigation discussed in Part II, Item 1 below, the Company's results of operations would be negatively impacted.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents, marketable securities and accounts receivable, was $218.4 million at October 31, 1994, compared to $177.2 million at January 31, 1994. Cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $233.3 million at October 31, 1994 compared to $217.0 million at January 31, 1994. Significant changes to cash, cash equivalents and marketable securities resulted from cash generated from operations ($68.9 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($42.6 million). These increases were offset by cash used to: repurchase 2,398,000 shares of the Company's common stock under an ongoing systematic repurchase program ($68.2 million); purchase computer equipment, furniture and leasehold improvements ($13.2 million); and, pay dividends on the Company's common stock ($8.5 million).

Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, dividend payments, repurchases of the Company's common stock and the possible acquisition of businesses, software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, cash generated from operations and available line of credit will be sufficient to satisfy its currently anticipated cash requirements.

The Company's principal commitments at October 31, 1994, consisted of obligations under operating leases for facilities.

Cash paid for income taxes for the nine months ended October 31, 1994 and 1993 was $28.8 million and $24.1 million, respectively.


PART II.  OTHER INFORMATION
- - - - ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 1992, Vermont Microsystems, Inc. ("VMI") filed a complaint against the Company in the United States District Court for the District of Vermont, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations and breach of contract. VMI is seeking damages of approximately $75 million. Management believes these claims are without merit. In October 1994, the case was tried before a Magistrate of the U.S. District Court of Vermont where the Company vigorously contested the claims in this lawsuit. The Company is awaiting a ruling in this matter which is expected sometime during the quarter ending January 31, 1995. While management continues to believe that the claims are without merit, outcome of litigation is always uncertain and were the matter to be resolved unfavorably, there could be a material adverse impact on the Company's financial condition and results of operations for the period of adjudication.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 13, 1994, the Company held a Special Meeting of Stockholders and approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company, $0.01 par value per share, from 50,000,000 to 100,000,000 in order to effect a two-for-one split of the Company's Common Stock in the form of a 100 percent Common Stock Dividend.


      Affirmative votes    16,664,246
      Unvoted shares        6,450,801
      Negative votes          273,943
      Votes withheld           65,959

The record date for the stock split was October 14, 1994 and the split was effected on October 28, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 23, 1994

                            AUTODESK, INC.
                            (Registrant)






                            /s/ Carol A. Bartz
                            ------------------
                            Carol A. Bartz
                            President and Chief Executive Officer






                            /s/ Eric B. Herr
                            ----------------
                            Eric B. Herr
                            Vice President, Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBITS
- - - - --------                                                        ---
Exhibit 27      -- Article 5, Financial Data Schedule
