Form 10-K
period 1995-01-31
AUTODESK INC
filed 1995-05-01
CIK 769397

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1995


  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-14338

                                 AUTODESK, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-2819853
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

111 MCINNIS PARKWAY, SAN RAFAEL, CALIFORNIA                  94903
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (415) 507-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
                Title of each class                  on which registered
                -------------------                 ---------------------
                       None                                  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 24, 1995 as reported on the Nasdaq National Market, was approximately $1,122,467,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 24, 1995, Registrant had outstanding 47,610,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1995 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders to be held June 30, 1995 are incorporated by reference in Part III.

================================================================================

ITEM 1.    BUSINESS
           --------
  GENERAL

  Autodesk, Inc. ("Autodesk" or the "Company") develops, markets, sells and supports a family of design-automation and multimedia software and component technologies for use on personal computers and workstations. The Company is the world's leading volume supplier of computer-aided design (CAD) and desktop multimedia software and the world's fifth-largest PC-software company. Customers use Autodesk's software products for tasks ranging from mechanical design and facilities management to digital terrain modeling and videography. The Company's software products are sold worldwide, primarily through a network of dealers and distributors.

  PRODUCTS

  Autodesk provides a family of desktop solutions for every phase of the design process-from the inception, evolution, visualization and animation of an idea through the manufacturing or construction of a finished product. The Company's product offerings focus on two software families: Design Automation and Multimedia.

  DESIGN AUTOMATION

  Autodesk's diverse and growing product family is centered around AutoCAD, the industry-standard, design-automation software package. Building on its foundation in the design and drafting markets, the Company offers several design-automation software products that address the product development process enabling users to quickly and efficiently take ideas from concept to production. Beyond these art-to part design products. Autodesk offers complementary software that can be used for such tasks as facilities infrastructure maintenance, automating design-process workflow and for GIS (Geographic Information Systems) and mapping functions.

  AutoCAD
  -------

  AutoCAD software is a general-purpose CAD tool used in fields ranging from architecture and mechanical design to plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering and management tasks. The most current version, AutoCAD Release 13, was introduced in the US in November 1994. The Company shipped AutoCAD Release 13 in 10 languages during the first quarter of its availability. AutoCAD runs on DOS, Windows, Windows NT and certain UNIX operating systems and has an installed base in excess of 1.1 million units. Because AutoCAD .DWG files are portable across many platforms and operating systems, it is a viable solution for customers with multiple computer systems and a need to exchange drawing files in such an environment.

  AutoCAD software's open-system architecture lets users adapt AutoCAD to unique professional requirements with more than 5,000 independently developed add-on applications. Advanced AutoCAD functionality includes a comprehensive 2D and 3D drafting feature set. AutoCAD also has integrated 3D solid modeling, rendering, extensive 2D geometry such as NURBS (nonuniform rational B-splines) and ellipses, associative hatching, streamlined dimensioning and text editing with a built-in spell checker. With its rearchitected core technology, AutoCAD Release 13 incorporates object-oriented programming to provide a foundation for the development of custom, market-specific applications.

  Sales of AutoCAD and AutoCAD updates accounted for approximately 80 percent of revenues in fiscal year 1995 as compared to approximately 85 percent in fiscal years 1994 and 1993.

  Autodesk is committed to enhancing AutoCAD software's core technology while at the same time extending the Company's reach with complementary products of varying price and functionality.

  Beyond AutoCAD, the Company offers a range of interoperable design-automation products. These products are discussed below.

  AutoCAD LT
  -----------

  AutoCAD LT for Windows is a low-cost CAD package offering a wide range of 2D and basic 3D drafting capabilities. AutoCAD LT, which the Company began shipping in the fourth quarter of fiscal year 1994, is ideally suited for CAD managers, designers and engineers who need a powerful, stand-alone CAD tool, but who do not require the advanced AutoCAD feature set. AutoCAD LT software contains an extensive 2D drafting toolset as well as 3D lines and polylines with quick shading and hidden-line removal. Other features include aerial view for panning and zooming and paper space for scaling, annotating and assembling multiple drawing views before plotting. Operating in the Windows environment with pull-down menus, customizable toolbar, toolbox, menus and scripts, as well as dialog boxes and icons, AutoCAD LT is easy to learn and use. AutoCAD LT supports the Windows Clipboard, as well as Object Linking and Embedding, which allows users to link AutoCAD LT drawings to other Windows applications such as Microsoft Word or Excel. With its AutoCAD .DWG file format, AutoCAD LT has complete data compatibility with AutoCAD Release 11 and Release 12, which allows the exchange of drawings with other AutoCAD users with no loss of 2D geometry data.

  AutoSketch
  -----------

  AutoSketch for Windows combines CAD power and precision with ease of use. It delivers a low-cost, entry-level 2D drafting package that can be used for creating technical diagrams, informational graphics and presentations, concept sketches, architectural layouts, electrical drawings, patterns and templates. AutoSketch offers easy tool customization, a wide variety of drawing options, extensive editing capabilities, double-precision geometry, associative dimensioning, the capability to write .DWG files for AutoCAD and AutoCAD LT users and 13 library packs with more than 2,000 predrawn symbols.

  The Company's CAD products also include various mechanical design and data management products, which are described below.

  AutoCAD Designer
  ----------------

  AutoCAD Designer software delivers the power of parametric-feature-based, solid modeling to the desktop and is completely integrated with AutoCAD software. Users of AutoCAD Designer can sketch in the industry-standard 2D AutoCAD environment and automatically create a 3D parametric solid model using "intelligent" shapes such as holes, fillets and protrusions. AutoCAD Designer is suited for drafters, designers and engineers involved in the conceptualization, design or drafting of mechanical parts in a variety of manufacturing industries including automotive, electrical equipment, machinery, plastics and aerospace. AutoCAD Designer .DWG files can be used with other AutoCAD software applications as well as with Autodesk visualization products and independently developed applications.

  AutoSurf
  --------

  AutoSurf software provides customers with sophisticated, yet easy-to-use, 3D surface-modeling tools for use on PCs and UNIX-based engineering workstations. With its integrated 3D wireframe and NURBS technology, AutoSurf brings advanced CAD/CAM capabilities to the desktop with powerful features for 2D and 3D design and detailing and free-form surface modeling. AutoSurf helps customers design complex mechanical component parts such as sophisticated consumer products, automotive products, molds, turbines and propellers. AutoSurf software, part of Autodesk's mechanical CAD product family, is integrated with AutoCAD, AutoCAD Designer and AutoVision software.

  Autodesk WorkCenter
  -------------------

  Windows-based Autodesk WorkCenter software is an easily customized system for managing technical documents and automating workflow for design teams of varying sizes. Its built-in management tools allow users to organize documents according to specific needs; check documents in and out of a secured, multiuser environment; and automatically manage revisions over time.

  With workflow automation tools such as electronic notification, document distribution, approvals and task routing with all relevant documents attached, Autodesk WorkCenter permits users to track projects easily and manage the flow of workgroup information. And, with its customizable interface and unique SmartView Folders feature, users can tailor the program using terminology and document/project organization schemes that work for them, whether they are in architecture, mechanical engineering or plant design.

  Fully integrated with AutoCAD for Windows, Autodesk WorkCenter software offers CAD-document redlining and extensive viewing capabilities and works with more than 100 types of electronic documents, including text, spreadsheet, graphics, database and CAD files. Thus, managers can readily and easily view CAD drawings, for instance, even though they may be unfamiliar with CAD software. The software also allows users to compare two drawings, and it highlights their differences.

  AutoCAD Data Extension
  ----------------------

  AutoCAD Data Extension (ADE) software is a powerful add-on program that incorporates AutoCAD drawings with database records and other documents into one integrated environment. The graphical information created with ADE allows users to locate data within AutoCAD drawings based upon entity location; properties such as color, layer or linetype; or associated data. Ideal for multiuser work environments, ADE software provides simultaneous access to an organization's entire drawing database. Entity-locking and user-access controls monitor changes to source drawings and prevent accidental overwrites. Other features include custom thematic-drawing capabilities and support for map coordinate projections and map-drawing cleanup.

  MULTIMEDIA:

  The Company's Multimedia product family focuses on visualization, animation and simulation software and includes the products discussed below.

  3D Studio
  ---------

  3D Studio software is a graphics package for creating professional-quality 3D graphics and animations. This PC-based product provides a full complement of modeling, animation and rendering tools that help users create richly textured, workstation-quality images and animations. In addition, 3D Studio and AutoCAD files are easily exchanged and allow for the development of advanced engineering or architectural visualizations.

  3D Studio Release 4, which began shipping in the third quarter of fiscal year 1995, is targeted at a diverse group of customers, including video producers and customers involved in multimedia title development, video-game production and applications such as medical visualization. This product is well suited for animation designers and can be used to create corporate presentations, broadcast animations, industrial design visualizations, crime reenactments, architectural walk-throughs and for education and training. With 3D Studio Release 4 users can animate their work for digital delivery or recording to film, print or videotape.

  The Company also offers the 3D Studio Plug-In Toolkit which enables 3D Studio customers and independent application developers to create their own special effects, either for proprietary use or commercial resale to other 3D Studio users. The 3D Studio Plug-Ins are accessed and run from within 3D Studio software and have an interface resembling the one in 3D Studio. The 3D Studio Plug-In Toolkit allows for the creation of highly graphic, interactive user interfaces, which can include real-time previewing capabilities. In this way, the effect that a plug-in will have on an image or animation can be seen and adjusted before rendering.

  AutoVision
  ----------

  AutoVision software helps users create photorealistic still renderings and is integrated completely within AutoCAD software. With AutoVision, AutoCAD customers can produce high-impact images; render and light multiple views of a single drawing; and compare them. AutoVision is compatible with Autodesk 3D Studio and the Company's Texture Universe software, a collection of ready-to-use, digitized textures and backgrounds, which offers further visualization capabilities, available on CD-ROM.

  Autodesk Animator Studio
  ------------------------

  Autodesk Animator Studio, the Windows-based successor to Animator Pro software, offers a combination of 24-bit 2D paint and animation, digital video and audio tools for creating and editing components of many multimedia applications. Autodesk Animator Studio reads and writes all standard still-image file formats, as well as animation formats. An intuitive filmstrip displays the frames of an animation so that users can view images in sequence. Other features allow users to open multiple animations simultaneously, then cut, copy and paste among them. Autodesk Animator Studio offers an integrated studio for recording, editing and synchronizing audio from sources such as CDs, tapes and external microphones. Animator Studio also ships with a CD-ROM digital clip library containing professional-quality backgrounds, animation and sound clips which can be viewed, edited and incorporated into user productions.

  Component Technologies
  ----------------------

  Autodesk also licenses its industry-standard component technologies to selected developers through the Autodesk OEM (Original Equipment Manufacturer) Program. Currently, the OEM Program includes a CAD engine, a graphics engine, a rendering tool, a virtual-reality engine and a drawing-access engine. The Company's OEM Program provides the technology for developers to create highly specialized applications for niche markets. It also leverages Autodesk's technological and market leadership, enables developers to take cost-effective advantage of a growing trend in software engineering technology and provides customers with an opportunity to migrate to fully extensible, custom, high-end Autodesk solutions.


  PRODUCT DEVELOPMENT AND ENHANCEMENT

  The computer industry is characterized by rapid technological change in computer hardware, operating systems and software. To keep pace with this change, Autodesk maintains an aggressive program of new product development. The Company dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During fiscal years 1995, 1994 and 1993, the Company incurred $65,176,000, $56,231,000 and $51,481,000, respectively (excluding capitalized software development costs of approximately $2,100,000 and $1,100,000 in fiscal years 1995 and 1993; no software development costs were capitalized during fiscal year 1994), for software design, development, product localization and project-management activities.

  The majority of the Company's basic research and product development has been performed in the US, while translation and localization of foreign-market versions are generally performed by development teams or contractors in the local market. In fiscal year 1993, the Company centralized its European product-related functions, including software development, localization, quality assurance, technical publications and production in Neuchatel, Switzerland.

  The Company intends to continue to recruit and hire experienced software developers and to consider the acquisition of complementary software businesses and technologies. In addition, Autodesk will continue to actively collaborate with and support independent software developers who offer products that enhance and complement AutoCAD software and other products the Company offers.

  From time to time, the Company has delayed or briefly suspended product shipments to make programming corrections. These corrections, which are not unusual in the software industry, have generally been made to fix errors or "bugs" in the software. Additionally, there can be no assurance that the Company's development efforts will result in the timely introduction of new products or that such new products will be commercially successful. Failure to successfully develop new products or delays in the introduction of these new products or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business.

  MARKETING AND SALES

  Autodesk's customer-related operations are divided into three geographic regions: the Americas, Europe and Asia/Pacific. To support continued expansion and growth in these geographies, the Company realigned its internal marketing organization in February 1995 around the five key market groups that most closely match Autodesk's customer base: Architecture, Engineering and Construction/Facilities Management (AEC/FM); Mechanical Computer-Aided Design
  (MCAD); Geographic Information Systems (GIS); Data Management (DM); and Multimedia. In addition to these market groups, the Company has also formed the Advanced Products Group, which focuses on providing a new generation of tools for a much broader market. The goal of this group is to add to Autodesk's traditional design-automation customer base-architects, engineers-by creating products for individuals in associated trades, such as landscaping and interior design.

  Autodesk's products are marketed through a network of domestic and foreign offices, creating a worldwide distribution system. The Company's products are sold in more than 115 countries through authorized dealers, distributors and via direct sales. Dealers and distributors, including both owners and computer store franchisees, are supported by the Company and its subsidiaries through technical training, direct telephone support, periodic publications and through the Autodesk Forum, an electronic bulletin board on the CompuServe network.

  The Company works directly with dealer and distributor sales organizations, computer manufacturers, other software developers and peripherals manufacturers through cooperative advertising, promotions and trade-show presentations. Autodesk also holds annual "Expos" throughout the world.
  These dedicated trade shows, incorporated within major industry trade shows, highlight the Company's products, as well as a number of third-party products. The Company also employs mass-marketing techniques such as direct mailings and advertising in business and trade journals. Further, Autodesk supports user groups dedicated to the exchange of information related to the use of the Company's products.

  Domestically, the Company distributes its products primarily through its authorized dealer network. Other domestic sales are made principally to large corporations, governmental agencies, educational institutions and, for certain low-end CAD products, end-users. Substantially all of the Company's international sales are made to dealers and distributors, which are supported by the Company's foreign subsidiaries and international sales organizations. Certain international sales result from direct exports from the US.

  The Company's ability to effectively distribute its products depends in part upon the financial and business condition of its network of dealers and distributors. Although the Company has not, to date, experienced any material problems with this network, computer software dealers and distributors typically are not highly capitalized and have experienced difficulties during economic recessions or in times of economic contraction and may do so in the future, which could negatively impact the Company's business.

  The Company intends to continue to make its products available in foreign languages and expects that foreign sales will continue to contribute a significant portion of its consolidated revenues. Foreign revenues, including export sales from the US to foreign customers, accounted for approximately 61 percent, 58 percent and 57 percent of revenues in fiscal years 1995, 1994 and 1993, respectively.

  During fiscal years 1995, 1994 and 1993, no single customer accounted for more than 10 percent of the Company's consolidated revenues.

  CUSTOMER AND DEALER SUPPORT

  Autodesk requires each authorized dealer and distributor to provide a professional level of technical support to customers by employing full-time, trained, technical-support personnel. The Company supports its dealers and distributors through technical-product training, sales training classes and direct telephone support.

  The Company supports customers with direct-support contracts in addition to providing technical support through its customer support telephone lines for certain low-cost CAD products. Autodesk also offers direct on-line support to customers who log onto the Autodesk Forum on CompuServe. The three Autodesk Forums are the AutoCAD Forum, the Autodesk Multimedia Forum and the Autodesk Retail Products Forum. These forums provide answers to technical questions and tips and techniques to assist users of Autodesk products. The Autodesk Forum also allows the Company to make important product-support information available simultaneously to dealers and customers.

  Customers have formed AutoCAD user groups as forums for education and to offer suggestions for product enhancements and new product developments. The North American Autodesk User Group (NAAUG), officially recognized by Autodesk, sponsors an annual meeting held concurrently with the Autodesk University user show; publishes a quarterly newsletter; independently evaluates Autodesk products; compiles user feature and functionality requirements; and offers telecourses taught by its membership on CompuServe.

  As of January 31, 1995, the Company had more than 800 Autodesk Training Center
  (ATC) sites throughout the world. These accredited training centers offer in-depth education and training in computer-aided design skills on AutoCAD and other Autodesk products, as well as on related, independently developed software.


  DEVELOPER PROGRAMS

  One of the Company's key strategies is to maintain an "open-architecture" software product design to facilitate third-party development of peripheral and complementary products. This open-architecture design enables users, customers and third parties to customize the Company's products for a wide variety of highly specific uses. Autodesk offers several programs that provide marketing, sales and technical support and programming tools to over 2,500 Autodesk Registered Developers worldwide who have, to date, developed more than 5,000 commercially available add-on applications for Autodesk products. Although Autodesk derives no direct revenue from these application developers, the Company believes that the availability and use of such add-on products enhance sales opportunities for the Company's core products.

  To support the growth of third-party developers worldwide whose applications extend and enhance the functionality of the Company's products, Autodesk established the Virtual Corporation Partner Program (VCPP) during fiscal year 1995. This program provides sales, marketing, technical and financial support to Autodesk Strategic Developers whose efforts broaden and enhance the functionality of Autodesk software products.


  BACKLOG

  The Company typically ships product within one to two weeks after receipt of an order, which is common in the computer software industry. Accordingly, backlog as of any particular date is not representative of actual sales for any succeeding period.

  COMPETITION

  The Company is a leading supplier of design-automation and desktop multimedia software for use on personal computers and workstations. The software industry has limited barriers to entry and the availability of desktop computers that have continually expanding capabilities, at progressively lower prices, contributes to the ease-of-market entry. Because of these and other factors, competitive conditions in the future are likely to intensify. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results.

  The AutoCAD family of products competes directly with other CAD software, including that of MicroStation by Bentley Systems, Inc.; Personal Designer and CADDS by Computervision Corporation; Micro CADAM which is developed and supported by CADAM Systems Company, Inc.; and CADKEY by Cadkey, Inc. Domestically, the Company's mechanical design products compete with Parametric Technology Corporation's Pro/ENGINEER and Pro/JR.; the Master Series from Structural Dynamics Research Corporation; ANVIL-5000 by MCS; and the CATIA and CADAM products offered by Paris-based Dassault Systemes and sold by IBM. Autodesk's competitors in the data management market include AM Workflow from Cyco's and AutoEDMS from ACS Telecom. The Company also faces competition in its foreign markets from a number of products offered by foreign-based companies. Additionally, CAD vendors who have historically developed products for the mainframe and minicomputer markets can be expected to improve the price/performance characteristics of their products and to develop lower-cost products. Some of these existing and potential competitors have substantially greater financial, marketing and technical resources than Autodesk.

  Autodesk's primary multimedia products, 3D Studio, AutoVision and Animator Studio software, are currently available on IBM PCs and compatible computers. The primary competition in the multimedia software market consists of products available on personal computers and computer systems offered by Silicon Graphics, Inc. Products competing with the Company's 3D Studio software include Lightwave by Newtek and Truespace by Caligari. With its most current release, Release 4, 3D Studio is also a viable alternative in many applications to much costlier graphics systems available only on computers offered by Silicon Graphics, Inc. Animator Studio faces competition from various products including Painter 4.0 by Fractal Design and After Effects from Adobe. AutoVision software competes with two third-party add-on products, AccuRender from Robert McNeel and RenderStar by RenderStar Technologies.

  The Company believes that the principal factors affecting competition in its markets are price, product reliability, performance, range of useful features, ease of use, continuing product enhancements, reputation, support and training. In addition, the availability of third-party application software is a competitive factor within the CAD market. The Company believes that it competes favorably in these areas and that its competitive position will depend, in part, upon its continued ability to enhance existing products and to develop and market new products.

  In addition, the Company competes for its distribution channels based on buyer preferences, profit margins, product training, marketing support and credit terms. See the "Marketing and Sales" discussion presented earlier in this document.

  PROPRIETARY RIGHTS AND LICENSES

  The Company regards its software as proprietary and relies primarily on a combination of copyrights and trade-secret laws to establish its proprietary interest and maintain the confidentiality of its software products. The Company also has registered various trademarks.

  The Company retains ownership rights to all software it develops. All software is licensed to users and provided in object code pursuant to either shrink-wrap-type licenses or executed license agreements. These agreements contain restrictions on duplication, disclosure and transferability.

  The Company copyrights its software and related user documentation, but copyright laws afford only limited practical protection against unauthorized duplication of the software media and related user manuals. For all AutoCAD sales outside of North America, the Company uses software protection locks to inhibit unauthorized copying. However, even with such a device, competitors or users can still illegally copy parts of the Company's products or obtain information that the Company regards as trade secrets.

  The Company believes that because of the limitations of protective laws and the rapid, ongoing technological change in both the computer hardware and software industries, it must rely principally upon software engineering and marketing skills to maintain and enhance its competitive market position.

  Autodesk has an in-house antipiracy program focused on pursuing companies and individuals who illegally duplicate, sell or install the Company's software products. Software piracy is viewed as theft, and, in some cases, is a felony under US federal law, which allows copyright and patent holders to protect and enforce their rights as owners of intellectual property. In addition, Autodesk and several other leading software companies belong to the Business Software Alliance, which was formed in 1988 to protect the legal rights of software developers and to promote antipiracy awareness, education and legislation around the world.


  PRODUCTION

  Production of Autodesk software products involves duplication of various electronic media and the printing of user manuals. The purchase of these media and transfer of the software programs onto these media for distribution to customers are performed by the Company and by licensed subcontractors. Media for the Company's products include CD-ROMs, 5.25-inch floppy disks and 3.5-inch microdisks and are available from multiple sources. User manuals for Autodesk products and packaging materials are produced to Company specifications by outside sources. To date, Autodesk has not experienced any material difficulties or delays in production of its software and documentation. In fiscal year 1996, the Company announced that it had entered into agreements with third parties who will manufacture and distribute Autodesk products in the US and certain international locations. Such outsourcing, expected to be phased in during fiscal year 1996, should favorably impact the Company's gross margin in future periods.

  EMPLOYEES

  As of January 31, 1995, the Company had 1,788 full-time employees (1,209 in North America, 416 in Europe and 163 in Asia/Pacific), of whom 403 were in software development, 104 in quality assurance, 830 in marketing and sales, 102 in production and 349 in general and administrative positions. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing, support and management personnel.

  None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

  ITEM 2.  PROPERTIES
           ----------

  The Company's executive offices and those related to product development, domestic marketing and sales and production are located in leased office space in northern California. The Company also leases office space in various locations throughout the US for local sales and technical support personnel. Autodesk's foreign subsidiaries lease office space for their operations. International production is performed in leased facilities in Australia, Japan and Switzerland.

  The Company owns substantially all equipment used in its facilities.


  ITEM 3.  LEGAL PROCEEDINGS
           -----------------

  On October 8, 1992, Vermont Microsystems, Inc. filed a complaint against the Company in the US District Court for the District of Vermont, alleging copyright infringement, misappropriation of trade secrets, interference with contractual relations and breach of contract. In October 1994, the case was tried before a Magistrate of the US District Court of Vermont where the Company vigorously contested the claims in the lawsuit. In December 1994, a $25.5 million judgment was entered into against the Company. The judgment bears interest until paid (7.22 percent per annum). Management strongly denies any wrongdoing in this matter and has filed an appeal to this judgment.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

  Executive Officers of the Registrant
  ------------------------------------

  The following sets forth certain information regarding the executive officers of the Company as of April 28, 1995:

                                                                               Officer
Name                       Age              Position                            Since
- - -------------------        ---   ------------------------------------------    -------
Carol A. Bartz             46    Chairman of the Board, President                1992
                                 and Chief Executive Officer

Robert M. Carr             38    Vice President, Engineering Group               1993

James D. D'Arezzo          44    Vice President, Corporate Marketing, and        1994
                                 Vice President, GIS and DM Market Groups

Dominic J. Gallello        40    Vice President, Asia/Pacific and Acting           1992
                                 Vice President, Mechanical CAD
                                 Market Group

Eric B. Herr               47    Chief Financial Officer and                       1992
                                 Vice President, Finance and Administration

John E. Lynch              38    Chief Technology Officer and Vice President,      1993
                                 Advanced Products Group

Stephen McMahon            53    Vice President, Human Resources                   1994

Godfrey R. Sullivan        41    Vice President, the Americas and Acting           1992
                                 Vice President, AEC/FM Market Group

Michael E. Sutton          50    Vice President, Europe                            1993

  Carol A. Bartz joined the Company in April 1992 and has served as President, Chief Executive Officer and Chairman of the Board since May 1992. Prior to joining Autodesk, she held various positions at Sun Microsystems, Inc., from 1983 to April 1992, including Vice President, Worldwide Field Operations (July 1990 to April 1992) and Vice President of Customer Service and Satisfaction (January 1989 to July 1990).

  Robert M. Carr has served as Vice President, Engineering Group since February 1995. Mr. Carr joined the Company in November 1993 and served as Vice President, Core Technology Group through January 1995. From September 1987 to August 1993, Mr. Carr served as Vice President of Software Development of Go Corporation, a company he cofounded.

  James D. D'Arezzo has served as Vice President, Corporate Marketing and
  Vice President, GIS and DM Market Groups since February 1995. Mr. D'Arezzo joined the Company in February 1994 and served as Vice President, Marketing through January 1995. From November 1993 to January 1994, Mr. D'Arezzo served as the Vice President of Corporate Business Development for Banyan Systems. From March 1990 to November 1993, Mr. D'Arezzo served as Banyan's Vice President of Marketing.

  Dominic J. Gallello has served as Vice President, Asia/Pacific since October 1992 and as Acting Vice President, Mechanical CAD Market Group since February 1995. From April 1981 to October 1992, he held various positions with Intergraph Corporation, including President, Intergraph Japan from June 1986 to October 1992.

  Eric B. Herr has served as Vice President, Finance and Administration since February 1995 and has been the Company's Chief Financial Officer since joining the Company in May 1992. From December 1992 through January 1995, Mr. Herr also served as Vice President, Emerging Businesses. From May 1990 to May 1992, he served as Vice President of Finance and Planning, Sun Microsystems, Inc. From January 1986 to May 1990, Mr. Herr served as Vice President, Managing Partner of Michael Allen Company, a management consulting firm.

  John E. Lynch joined Autodesk in May 1986 and has served as Chief Technology Officer and Vice President, Advanced Products Group since February 1995. From April 1993 through January 1995, Mr. Lynch served as Vice President, Product Development Group. From June 1991 to April 1993, Mr. Lynch served as General Manager, AutoCAD Division and from May 1986 to June 1991, as a senior member of Autodesk's technical staff.

  Stephen McMahon has served as Vice President, Human Resources since joining the Company in July 1992. From July 1987 to July 1992, Mr. McMahon served as Senior Director, Human Resources for Apple Computer, Inc.

  Godfrey R. Sullivan has served as Vice President, the Americas since joining the Company in October 1992 and as Acting Vice President, AEC/FM Market Group since February 1995. Mr. Sullivan held various positions with Apple Computer, Inc. from June 1984 to September 1992, including Vice President and General Manager, Business Markets Division from April 1992 to September 1992 and Vice President and General Manager, US Reseller Operations from July 1991 to March 1992.

  Michael E. Sutton has served as Vice President, Europe since June 1993. Mr. Sutton joined the Company in October 1987 as a sales and marketing director in the United Kingdom. Mr. Sutton was the Managing Director of the Company's United Kingdom subsidiary from January 1990 to January 1992. From January 1992 to February 1993, Mr. Sutton served as Northern Region Manager, Europe and from February 1993 to May 1993, he served as acting Vice President, Europe.


                                    PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           -----------------------------------------------------------------
           MATTERS
           -------

  The information required by this Item is incorporated by reference to page 38 of the Company's 1995 Annual Report to Stockholders.


  ITEM 6.  SELECTED FINANCIAL DATA
           -----------------------

  The information required by this Item is incorporated by reference to page 17 of the Company's 1995 Annual Report to Stockholders.


  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

  The information required by this Item is incorporated by reference to pages 18 through 23 of the Company's 1995 Annual Report to Stockholders.


  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

  The information required by this Item is incorporated by reference to pages 24 through 37 of the Company's 1995 Annual Report to Stockholders.


  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

  Not applicable.

                                    PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.


  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

  The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

  The information concerning the Company's executive officers required by this
  Item is incorporated by reference herein to the section of this Report in Part I, Item 4, entitled "Executive Officers of the Registrant."

  The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.


  ITEM 11.   EXECUTIVE COMPENSATION
             ----------------------

  The information required by this Item is incorporated by reference to the Company's Proxy Statement.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            -----------------------------------------------
            AND MANAGEMENT
            --------------

  The information required by this Item is incorporated by reference to the Company's Proxy Statement.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

  The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV


  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             ----------------------------------------
             AND REPORTS ON FORM 8-K
             -----------------------

(a)  The following documents are filed as a part of this Report:

1. Financial Statements:  The following Consolidated Financial Statements of
   --------------------
   Autodesk, Inc. and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to pages 24 through 37 of the Registrant's 1995 Annual Report to Stockholders:

   Consolidated Statement of Income--Fiscal Years Ended January 31, 1995, 1994 and 1993

   Consolidated Balance Sheet--January 31, 1995 and 1994

   Consolidated Statement of Cash Flows--Fiscal Years Ended January 31, 1995, 1994 and 1993

   Consolidated Statement of Stockholders' Equity--Three-Year Period Ended January 31, 1995

   Notes to Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditors


2. Financial Statement Schedule:  The following financial statement schedule of
   ----------------------------
   Autodesk, Inc., for the fiscal years ended January 31, 1995, 1994 and 1993 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

     Schedule II Valuation and Qualifying Accounts..................  S-1


  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:  The Exhibits listed on the accompanying Index to Exhibits
   --------
   immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

     Exhibit
       No.              Description
     -------            -----------
      3.1          Certificate of Incorporation of Registrant, as amended

      3.2          Bylaws of Registrant

      10.1(1)*     Registrant's 1987 Stock Option Plan, as amended

      10.2(1)* Registrant's Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended

      10.3*        Registrant's 1990 Directors' Option Plan, as amended

      10.4* Form of Indemnification Agreement executed by the Company and each of its officers and directors

      10.5(2)*     Agreement between Registrant and Carol A. Bartz dated
                   April 7, 1992.

      10.6(2)*     Agreement between Registrant and Eric Herr dated May 28, 1992.

      10.7(3)*     Agreement between Registrant and Dominic Gallello dated
                   September 29, 1992.

      10.8(3)* Agreement between Registrant and Godfrey R. Sullivan dated October 9, 1992.

      10.9(1)*     Agreement between Registrant and Stephen McMahon dated
                   June 10, 1992.

      10.10(1)*    Agreement between Registrant and Robert M. Carr dated
                   November 1, 1993.

      10.11(1)*    Agreement between Registrant and James D. D'Arezzo dated
                   January 10, 1994.

      13.1         Annual Report to Stockholders for the year ended January 31,
                   1995 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)

      21.1         List of Subsidiaries

      23.1         Consent of Independent Auditors (included on page 19 of this
                   Report)

      24.1         Power of Attorney (included on page 18 of this Report)

      27           Financial Data Schedule

- - ------------
    (1) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

    (2) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992.

    (3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

    *   Denotes a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K:  Report on Form 8-K dated December 23, 1994 with
    -------------------
    respect to a $25.5 million judgment entered into against the registrant relating to a lawsuit filed against the registrant by Vermont Microsystems, Inc. No financial statements were required to be filed with this report.

    With the exception of the information incorporated by reference to the Annual Report to Stockholders in Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1995 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

    Autodesk, AutoCAD, AutoSketch, 3D Studio, AutoSurf, and ATC are registered trademarks of Autodesk, Inc. AutoCAD Data Extension, AutoVision, DXF, Texture Universe, Animator Studio and Autodesk WorkCenter are trademarks of Autodesk, Inc. Windows and Mircrosoft are registered trademarks, and Windows NT is a trademark, of Microsoft

    Corporation. UNIX is a registered trademark of Novell, Inc., licensed to X/Open Ltd. CompuServe is a registered trademark of H & R Block. All other brand names, product names, or trademarks are used throughout this document without the inclusion of trademark references. All such names are trademarks or registered trademarks of their respective holders.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AUTODESK, INC.

                                    By: /s/ CAROL A. BARTZ
                                        ----------------------------------------
                                        Carol A.  Bartz
                                        President and Chief Executive Officer
                                        Chairman of the Board


  Dated:  April 28, 1995


                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carol A. Bartz and Eric B. Herr, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                          Title                     Date
- - -------------------------------   ------------------------------   --------------

  /s/ CAROL A.  BARTZ             Chief Executive Officer and      April 28, 1995
- - -------------------------------   Director (Principal Executive
  Carol A.  Bartz                 Officer)


  /s/ ERIC B.  HERR               Chief Financial Officer          April 28, 1995
- - -------------------------------   (Principal Financial and
  Eric B.  Herr                   Accounting Officer)


  /s/ MARK  A.  BERTELSEN         Director                         April 28, 1995
- - -------------------------------
  Mark A.  Bertelsen

  /s/ CRAWFORD W.  BEVERIDGE      Director                         April 28, 1994
- - -------------------------------
  Crawford W.  Beveridge

  /s/ J.  HALLAM DAWSON           Director                         April 28, 1995
- - -------------------------------
  J.  Hallam Dawson

  /s/ GREGORY P.  LUTZ            Director                         April 28, 1995
- - -------------------------------
  Gregory P.  Lutz

  /s/ JIM C.  WARREN              Director                         April 28, 1995
- - -------------------------------
  Jim C.  Warren

                        CONSENT OF INDEPENDENT AUDITORS


  We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autodesk, Inc. of our report dated February 22, 1995, included in the 1995 Annual Report to Stockholders of Autodesk, Inc.

  Our audits also included the financial statement schedule of Autodesk, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  We also consent to the incorporation by reference in the Post Effective Amendment No. 1 to the Registration Statements (Form S-8 No. 33-54683, No. 33-22656, No. 33-51110, No. 33-41265, No. 33-15675 and No. 33-39458) pertaining to the 1987 Stock Option Plan, 1990 Directors' Option Plan and Employee Qualified Stock Purchase Plan of Autodesk, Inc. of our report dated February 22, 1995 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Autodesk, Inc.



                                                         /s/ ERNST & YOUNG LLP


                                                         ERNST & YOUNG LLP

  San Francisco, California
  April 27, 1995

                                                                     Schedule II



                                 AUTODESK, INC.

                       VALUATION AND QUALIFYING ACCOUNTS




                                                       Additions--
                                          Balance at   Charged to                  Balance
                                          Beginning     Costs and    Deductions     at End
              Description                  of Year      Expenses     Write-Offs    of Year
- - ---------------------------------------   ----------   -----------   ----------   ----------
  Allowance for doubtful accounts:

  Fiscal year ended January 31, 1995      $5,204,000    $2,198,000     $945,000   $6,457,000

  Fiscal year ended January 31, 1994      $4,138,000    $2,024,000     $958,000   $5,204,000

  Fiscal year ended January 31, 1993      $3,273,000    $1,697,000     $832,000   $4,138,000


                                 AUTODESK, INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED JANUARY 31, 1995

                               INDEX TO EXHIBITS


  Exhibit
  No.                           Description
  --                            -----------

  3.1        Certificate of Incorporation of Registrant, as amended...............

  3.2        Bylaws of Registrant.................................................

  10.1 (1)*  Registrant's 1987 Stock Option Plan, as amended......................

  10.2 (1)*  Registrant's Employee Qualified Stock Purchase Plan and form of
             Subscription Agreement, as amended...................................

  10.3*      Registrant's 1990 Directors' Option Plan, as amended.................

  10.4*      Form of Indemnification Agreement executed by the Company and each of its officers and directors........................................

  10.5 (2)*  Agreement between Registrant and Carol A. Bartz dated April 7, 1992..

  10.6 (2)*  Agreement between Registrant and Eric Herr dated May 28, 1992........

  10.7 (3)*  Agreement between Registrant and Dominic Gallello dated
             September 29, 1992...................................................

  10.8 (3)*  Agreement between Registrant and Godfrey R. Sullivan dated October 9, 1992................................................

  10.9 (1)*  Agreement between Registrant and Stephen McMahon dated
             June 10, 1992........................................................

  10.10(1)*  Agreement between Registrant and Robert M. Carr dated
             November 1, 1993.....................................................

  10.11(1)*  Agreement between Registrant and James D. D'Arezzo dated
             January 10, 1994.....................................................

  13.1       Annual Report to Stockholders for the year ended January 31, 1995
             (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)................................


  21.1       List of Subsidiaries.................................................

  23.1       Consent of Independent Auditors (included on page 19 of this Report).

  24.1       Power of Attorney (included on page 18 of this Report)...............

  27         Financial Data Schedule..............................................

 (1) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

 (2) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992.

 (3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

*  Denotes a management contract or compensatory plan or arrangement.