Form 10-Q
period 1995-04-30
AUTODESK INC
filed 1995-06-12
CIK 769397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED APRIL 30, 1995

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

COMMISSION FILE NUMBER: 0-14338


                                 AUTODESK, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             94-2819853
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              111 MCINNIS PARKWAY
                          SAN RAFAEL, CALIFORNIA 94903
                    (Address of principal executive offices)

                        TELEPHONE NUMBER (415) 507-5000
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes     X    No
           -----     -----

     As of June 7, 1995, there were 47,020,000 shares of the Registrant's Common Stock outstanding.

                                AUTODESK, INC.

                                     INDEX


                PART I.  FINANCIAL INFORMATION

                                                              Page No.
                                                              --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Income
         Three months ended April 30, 1995 and 1994......      3

         Condensed Consolidated Balance Sheet
         April 30, 1995 and January 31, 1995.............      4

         Condensed Consolidated Statement of Cash Flows
         Three months ended April 30, 1995 and 1994......      6

         Notes to Condensed Consolidated Financial
         Statements......................................      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....     8

                  PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................    10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................    10

         SIGNATURES.......................................    11

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)



                                    Three months ended
                                         April 30
                                    -------------------
                                        1995       1994
                                    --------   --------
Revenues                            $141,777   $109,550
Direct commissions                     3,119      2,972
                                    --------   --------
Net revenues                         138,658    106,578
Costs and expenses:
 Cost of revenues                     17,285     15,099
 Marketing and sales                  45,003     36,560
 Research and development             19,166     15,583
 General and administrative           18,796     14,996
                                    --------   --------
                                     100,250     82,238
                                    --------   --------
Income from operations                38,408     24,340

Interest and other income, net         2,500      1,559
                                    --------   --------
Income before income taxes            40,908     25,899

Provision for income taxes            14,931      9,453
                                    --------   --------
Net income                          $ 25,977   $ 16,446
                                    ========   ========


Net income per share                $   0.51   $   0.33
                                    ========   ========

Shares used in computing net
 income per share                     50,610     50,240
                                    ========   ========


                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)

                                                                        April 30, 1995    January 31, 1995
                                                                        ---------------   -----------------
                                                                          (Unaudited)         (Audited)

Current assets:
Cash and cash equivalents                                                     $167,504            $195,038
Marketable securities                                                           52,398              45,316
Accounts receivable, net                                                        95,579              86,340
Inventories                                                                      7,559               5,769
Deferred income taxes                                                           28,052              29,915
Prepaid expenses and other current assets                                       11,224              10,707
                                                                              --------            --------
  Total current assets                                                         362,316             373,085
                                                                              --------            --------
Marketable securities                                                           55,695              15,019
Computer equipment, furniture and leasehold improvements, at cost:
Computer equipment and furniture                                                98,947              91,557
Leasehold improvements                                                          21,563              20,048
Less accumulated depreciation                                                  (70,181)            (65,090)
                                                                              --------            --------
Net computer equipment, furniture and leasehold improvements                    50,329              46,515
Capitalized software                                                            23,384              26,406
Other assets                                                                    20,978              21,051
                                                                              --------            --------
                                                                              $512,702            $482,076
                                                                              ========            ========




                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)



                                             April 30, 1995    January 31, 1995
                                             ---------------   -----------------
                                               (Unaudited)         (Audited)
Current liabilities:
Accounts payable                                   $ 19,567            $ 21,535
Accrued compensation                                 16,615              18,165
Accrued income taxes                                 40,796              53,202
Litigation accrual                                   26,260              25,800
Other accrued liabilities                            45,200              36,288
                                                   --------            --------
  Total current liabilities                         148,438             154,990
                                                   --------            --------

Deferred income taxes                                 1,894               2,625
Other liabilities                                     1,124                 977


Stockholders' equity:
Common stock                                        122,930             100,870
Retained earnings                                   217,448             215,064
Foreign currency translation adjustment              20,868               7,550
                                                   --------            --------
  Total stockholders' equity                        361,246             323,484
                                                   --------            --------
                                                   $512,702            $482,076
                                                   ========            ========




                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         Three months ended
                                                                                             April 30,
                                                                                        --------------------
                                                                                          1995        1994
                                                                                        --------    --------
Operating activities
   Net income                                                                           $ 25,977    $ 16,446
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            6,656       5,673
  Changes in operating assets and liabilities                                            (16,966)     (8,748)
                                                                                        --------    --------
Net cash provided by operating activities                                                 15,667      13,371
                                                                                        --------    --------

Investing activities
   Sales (purchases) of marketable securities, net                                       (47,758)     24,121
 Purchases of computer equipment, furniture and leasehold improvements                    (6,293)     (3,186)
   Other                                                                                  12,531       2,150
                                                                                        --------    --------
Net cash provided (used) by investing activities                                         (41,520)     23,085
                                                                                        --------    --------

Financing activities
   Proceeds from issuance of common stock                                                 22,590      21,024
   Repurchase of common stock                                                            (21,415)    (30,743)
   Dividends paid                                                                         (2,856)     (2,856)
                                                                                        --------    --------
Net cash used in financing activities                                                     (1,681)    (12,575)
                                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents                                     (27,534)     23,881
Cash and cash equivalents at beginning of quarter                                        195,038      85,604
                                                                                        --------    --------
Cash and cash equivalents at end of quarter                                             $167,504    $109,485
                                                                                        ========    ========




                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended April 30, 1995 and April 30, 1994 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995. The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1996.

2. On May 19, 1995, the Company declared a cash dividend of $0.06 per share payable to stockholders of record on July 7, 1995. The dividend will be paid on July 21, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues. Autodesk's first quarter worldwide net revenues increased 30 percent over first quarter net revenues in the prior fiscal year to $138.7 million resulting principally from new and upgrade sales of AutoCAD Release 12 and AutoCAD Release 13, which began shipping in the preceding quarter. Growth in revenues was also attributable to increased sales of AutoCAD LT and from sales of multimedia product offerings such as 3D Studio and Animator Studio, which began shipping late in the quarter. First quarter net revenues in fiscal year 1996 increased by 50 percent, 38 percent and 14 percent in Asia/Pacific, Europe and the Americas, respectively, when compared to the same period of fiscal year 1995. The weaker value of the dollar, relative to international currencies, favorably affected first quarter revenues by approximately $6.8 million compared to the first quarter of the prior fiscal year. Consolidated revenues derived from AutoCAD and AutoCAD updates represented approximately 80 percent of revenues in both the first quarter of fiscal year 1996 and the first quarter of fiscal year 1995. International sales, including exports from the US, accounted for approximately 66 percent of the Company's revenues in the first quarter of fiscal year 1996 as compared to 63 percent for the first quarter of fiscal year 1995.

The Company currently intends to release a variety of new and upgraded products during the balance of fiscal year 1996. Delays in the introduction of new or enhanced products or failure to achieve significant customer acceptance for these new products may have an adverse effect on the Company's revenues and results of operation in future periods. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, the Company's revenues in future periods could be affected by changes in currency exchange rates or uncertainties in the global economic environment.

Cost of revenues. Cost of revenues as a percentage of net revenues decreased in the first quarter of fiscal 1996 to 12 percent from 14 percent in the first quarter of the prior fiscal year. The improved gross margin in the current quarter resulted from on-going cost control measures in production, particularly in the areas of media duplication, packaging, shipping and the delivery of products on lower-cost compact disc media (CD-ROM). In the future, the Company expects that cost of revenues as a percentage of net revenues may be impacted by the mix of sales of new products, the geographic distribution of sales, sales of AutoCAD updates, which have a lower gross margin than commercial versions of AutoCAD, and the volume of software sold on CD-ROM media.

Marketing and sales. Marketing and sales expenses decreased from 34 percent of net revenues in the first quarter of fiscal year 1995 to 32 percent in the first quarter of fiscal year 1996. Actual spending increased 23 percent in order to support worldwide marketing efforts of new and enhanced products, including promotional activities related to AutoCAD Release 13, and product offerings from the Company's multimedia market group. The Company expects to continue to emphasize marketing and sales of its products to promote Autodesk's competitive position.

Research and development. Research and development expenses as a percentage of net revenues for the first quarter of fiscal year 1996 decreased to 14 percent from 15 percent in the first quarter of the prior fiscal year. Actual research and development spending increased by 23 percent in absolute dollars on a year over year basis due to increased personnel costs to support the development of new and enhanced products and expenses related to product localization. The Company anticipates that research and development expenses will increase in fiscal year 1996 over the prior fiscal year as a result of product offerings scheduled for release during the year and from expenses associated with localizing certain foreign-language versions of these products. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 14 percent of net revenues in the first quarter of both fiscal years 1996 and 1995. Expenses increased 25 percent in absolute dollars over the same period in the prior fiscal year resulting primarily from higher personnel costs and expenses incurred to support the Company's increased operations and infrastructure.

Interest and other income. Interest and other income in the first quarter was $2.5 million, including foreign currency gains of approximately $190,000, compared to $1.6 million in the same quarter of the prior fiscal year, net of foreign exchange losses of approximately $150,000. Interest income for the quarter was $2.4 million, an increase of approximately $630,000 from the same period in the prior fiscal year resulting from higher interest rates throughout the world and from a greater average balance of cash, cash equivalents and marketable securities.

Provision for income taxes. The Company's effective income tax rate was 36.5 percent in the first quarter of both fiscal year 1996 and 1995.

Quarterly results. The Company's consolidated results of operations to date have not been materially affected by seasonal trends. However, the Company believes that in the future its results may reflect quarterly fluctuations resulting from factors such as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the personal-computer CAD and desktop multimedia software markets or adverse general economic and industry conditions in any of the countries in which the Company does business. In addition, with a significant portion of net revenues and net income contributed by international operations, fluctuations of the US dollar against foreign currencies and the seasonality of the European, Asia/Pacific and other international markets could impact the Company's results of operations and financial condition in a particular quarter. Rapid technological change and the Company's ability to develop, manufacture and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the market for design automation and multimedia software products could also negatively impact the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $275.6 million at April 30, 1995 compared to $255.4 million at January 31, 1995. The increase in cash, cash equivalents and marketable securities was due primarily to cash generated from operations ($15.7 million) and cash proceeds from the issuance of shares through the Company's stock option and stock purchase programs ($22.6 million). This increase was partially offset by cash used to purchase 532,500 shares of the Company's stock under an ongoing systematic repurchase program ($21.4 million); to purchase computer equipment, furniture and leasehold improvements ($6.3 million); and to pay dividends on the Company's common stock ($2.9 million).

Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; dividend payments; repurchases of the Company's common stock; and the possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, available line of credit and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1996.

The Company's principal commitments at April 30, 1995 consisted of obligations under operating leases for facilities.


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended January 31, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  June 9, 1995

                            AUTODESK, INC.
                            (Registrant)



                            /S/ Carol A. Bartz
                            ------------------
                            Carol A. Bartz
                            President and Chief Executive Officer



                            /S/ Eric B. Herr
                            ----------------
                            Eric B. Herr
                            Vice President, Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.             Description
- -----------             -----------
    27           Financial Data Schedule