Form 10-Q
period 1995-10-31
AUTODESK INC
filed 1995-12-15
CIK 769397

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   ---------
                                   FORM 10-Q
                                   ---------



(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE PERIOD ENDED OCTOBER 31, 1995

                                      OR

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

               Yes     X                   No
                      ---                       ---

     As of December 11, 1995, there were 43,315,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION                  Page No.
                                                                        --------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Income
           Three and nine months ended October 31, 1995 and 1994........      3

         Condensed Consolidated Balance Sheet
           October 31, 1995 and January 31, 1995........................      4

         Condensed Consolidated Statement of Cash Flows
           Nine months ended October 31, 1995 and 1994..................      6

         Notes to Condensed Consolidated Financial Statements...........      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................      8

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................     11

         SIGNATURES.....................................................     12

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                AUTODESK, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                      Three months ended    Nine months ended
                                         October 31,           October 31,
                                      ------------------    ------------------
                                        1995      1994        1995      1994
                                      --------  --------    --------  --------
Revenues                              $131,779  $111,208    $417,503  $333,590

Direct commissions                       3,242     3,029       9,622     8,574
                                      --------  --------    --------  --------
Net revenues                           128,537   108,179     407,881   325,016

Costs and expenses:
     Cost of revenues                   16,118    14,185      50,765    44,420

     Marketing and sales                46,246    38,204     137,144   112,339

     Research and development           19,584    16,022      58,246    48,467

     General and administrative         18,543    16,538      56,375    47,822
                                      --------  --------    --------  --------
                                       100,491    84,949     302,530   253,048
                                      --------  --------    --------  --------
Income from operations                  28,046    23,230     105,351    71,968

Interest and other income, net           2,201     1,803       7,252     5,085
                                      --------  --------    --------  --------
Income before income taxes              30,247    25,033     112,603    77,053

Provision for income taxes              11,040     9,137      41,120    28,124
                                      --------  --------    --------  --------
Net income                            $ 19,207  $ 15,896    $ 71,483  $ 48,929
                                      ========  ========    ========  ========
Net income per share                      $.38      $.32       $1.41      $.99
                                      ========  ========    ========  ========
Shares used in computing
  net income per share                  50,180    49,590      50,520    49,610
                                      ========  ========    ========  ========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)

                                                             October 31, 1995   January 31, 1995
                                                             -----------------  -----------------
                                                                (Unaudited)         (Audited)
Current assets:
    Cash and cash equivalents                                     $172,308           $195,038
    Marketable securities                                           34,533             45,316
    Accounts receivable, net                                        98,723             86,340
    Inventories                                                      9,108              5,769
    Deferred income taxes                                           26,837             29,915
    Prepaid expenses and other current assets                       13,853             10,707
                                                                  --------           --------
      Total current assets                                         355,362            373,085
                                                                  --------           --------
Marketable securities, including a restricted balance
    of $28,000 at October 31, 1995                                  80,943             15,019
Computer equipment, furniture and leasehold
    improvements, at cost:
    Computer equipment and furniture                               104,017             91,557
    Leasehold improvements                                          21,323             20,048
    Accumulated depreciation                                       (75,416)           (65,090)
                                                                  --------           --------
      Net computer equipment, furniture and leasehold
        improvements                                                49,924             46,515

Capitalized software                                                23,415             26,406

Other assets                                                        19,925             21,051
                                                                  --------           --------
                                                                  $529,569           $482,076
                                                                  ========           ========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)


                                             October 31, 1995   January 31, 1995
                                             -----------------  ----------------
                                                (Unaudited)         (Audited)
Current liabilities:
    Accounts payable                             $ 28,573           $ 21,535
    Accrued compensation                           21,327             18,165
    Accrued income taxes                           46,889             53,202
    Litigation accrual                                  -             25,800
    Other accrued liabilities                      38,857             36,288
                                                 --------           --------
      Total current liabilities                   135,646            154,990
                                                 --------           --------

Deferred income taxes                               1,327              2,625
Litigation accrual                                 27,180                  -
Other liabilities                                   2,701                977

Stockholders' equity:
    Common stock                                  141,001            100,870
    Retained earnings                             201,654            215,064
    Foreign currency translation adjustment        20,060              7,550
                                                 --------           --------
      Total stockholders' equity                  362,715            323,484
                                                 --------           --------
                                                 $529,569           $482,076
                                                 ========           ========

                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine months ended
                                                                                   October 31,
                                                                           ----------------------------
                                                                             1995                1994
                                                                           --------            --------
Operating activities
Net income                                                                 $ 71,483            $ 48,929
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                         20,195              19,314
       Changes in operating assets and liabilities                           (9,629)                613
                                                                           --------            --------
Net cash provided by operating activities                                    82,049              68,856
                                                                           --------            --------
Investing activities
    Sales (purchases) of marketable securities, net                         (55,141)             73,528
    Purchases of computer equipment, furniture and leasehold
      improvements                                                          (13,987)            (13,209)
    Other                                                                     9,742              (5,252)
                                                                           --------            --------
Net cash provided (used) by investing activities                            (59,386)             55,067
                                                                           --------            --------

Financing activities
   Proceeds from issuance of common shares                                   44,419              42,559
   Repurchase of common shares                                              (81,314)            (68,217)
   Dividends paid                                                            (8,498)             (8,473)
                                                                           --------            --------
Net cash used in financing activities                                       (45,393)            (34,131)
                                                                           --------            --------
Net increase (decrease) in cash and cash equivalents                        (22,730)             89,792
Cash and cash equivalents at beginning of year                              195,038              85,604
                                                                           --------            --------
Cash and cash equivalents at end of quarter                                $172,308            $175,396
                                                                           ========            ========

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements at October 31, 1995 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995. The results of operations for the three and nine months ended October 31, 1995 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1996.

2. In connection with a $25.5 million judgment against the Company in December 1994 on a claim of trade-secret misappropriation brought by Vermont Microsystems, Inc., the Company was required by statute to post collateral approximating the amount of the judgment plus accrued interest. The Company has filed an appeal to this judgment. At October 31, 1995, the Company's long-term marketable securities included a balance of $28.0 million which is restricted as to its use until final adjudication of this matter. At
   October 31, 1995, the litigation accrual, representing the judgment and accrued interest through the balance sheet date, has correspondingly been reclassified to long-term liabilities.

3. In August 1995, the Company acquired certain assets of Automated Methods
   (Pty) Ltd. ("Automated Methods"), a Republic of South Africa company engaged in the development of automated mapping and geographic information systems. The acquisition has been accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software. The results of Automated Methods, which were not material in relation to those of the Company, have been included in the Company's consolidated financial results from the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended October 31, 1995 and 1994
--------------------------------------------

Net revenues. The Company's third quarter net revenues of $128.5 million increased 19 percent over third quarter net revenues in the prior fiscal year. The increase reflected sales growth of 55 percent in Europe and 11 percent in Asia/Pacific, partially offset by a 2 percent reduction in the Americas primarily due to lower revenues in Latin America. The growth in consolidated net revenues resulted primarily from increased update sales of AutoCAD Release 13 which began shipping in the fourth quarter of the prior fiscal year as well as increased revenues from AutoCAD LT and product offerings from the Company's mechanical, data management and multimedia market groups. Consolidated revenues for the quarter ended October 31, 1995 derived from AutoCAD and AutoCAD updates increased in absolute dollars from the same period in the prior fiscal year and remained materially consistent as a percentage of consolidated revenues. International sales, including exports from the US, accounted for approximately 64 percent of the Company's revenues in the third quarter of fiscal year 1996 as compared to 57 percent in the third quarter of fiscal year 1995. The weaker value of the dollar, relative to international currencies, favorably affected third quarter revenues in fiscal year 1996 by approximately $2 million compared to the same period in the prior fiscal year.

The Company does not expect revenue growth for the fourth fiscal quarter ending January 31, 1996, either sequentially or compared to the fourth quarter of the prior fiscal year. The Company currently anticipates the introduction of AutoCAD Release 13 for Windows 95 late in its fourth fiscal quarter ending January 31, 1996. Any delays in the introduction of the English or foreign-language versions of AutoCAD Release 13 for Windows planned in the Company's fourth fiscal quarter will have a material and adverse effect on revenues in the quarter ending January 31, 1996. Additionally, fourth quarter revenues may also be negatively impacted by continued economic difficulties in Latin America and other emerging markets and on-going external labor issues influencing the economy in France.

Cost of revenues. Cost of revenues as a percentage of net revenues decreased approximately one-half percent in the third quarter of fiscal year 1996 as compared to the third quarter of the prior fiscal year. The improved gross margin in the current quarter resulted from lower material costs and the delivery of products on lower-cost compact disc media (CD-ROM). In the future, the Company expects that cost of revenues as a percentage of net revenues may be impacted by the mix of sales of new products, the geographic distribution of sales and sales of AutoCAD updates, which have a lower gross margin than commercial versions of AutoCAD. During the quarter, distribution in the US and Europe was transitioned from a third-party back to Autodesk operated facilities. This change is not expected to materially impact the Company's cost of revenues in future periods.

Marketing and sales. Marketing and sales expenses were 36 percent of net revenues in the third quarter of fiscal year 1996 as compared to 35 percent for the third quarter of the prior fiscal year. Actual spending increased 21 percent resulting from higher personnel costs and due to increased spending to support worldwide marketing efforts of new and enhanced product introductions, including promotional activities related to AutoCAD Release 13. The Company expects to continue its emphasis on marketing and sales activities in the future to promote Autodesk's competitive position and to support sales and marketing of its products.

Research and development. Research and development expenses were 15 percent of net revenues in the third quarter of both fiscal years 1996 and 1995, while absolute spending increased 22 percent. The increased spending was due to the addition of development personnel, costs associated with the development of new and enhanced products and the translation of certain of these products into foreign languages. To maintain its competitive market position, the Company expects to invest a significant amount of its resources in the development of new products and product enhancements and to continue recruiting and hiring experienced software developers, while at the same time considering the acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 14 percent of net revenues in the third quarter of fiscal year 1996 compared to 15 percent in the same period of fiscal year 1995, while absolute spending increased 12 percent. The increase resulted from higher employee-related costs associated with increased operations and expenditures to support the Company's infrastructure, partially offset by a reduction in legal expenses.

Interest and other income. Interest and other income, including foreign currency losses of $92,000, was $2.2 million in the third quarter of fiscal year 1996. Third quarter interest income was $2.7 million, an increase of approximately $700,000 from the third quarter of the prior fiscal year due to a greater average balance of cash, cash equivalents and marketable securities partially offset by lower interest rates throughout the world. Interest and other income in the third quarter of fiscal year 1996 also included accrued interest expense of $460,000 related to a legal judgment against the Company which is being appealed. (See Note 2 in the Notes to Condensed Consolidated Financial Statements.)

Provision for income taxes. The Company's effective income tax rate was 36.5 percent in the third quarter of both fiscal year 1996 and 1995.

Nine Months Ended October 31, 1995 and 1994
-------------------------------------------

Net Revenues. The Company's net revenues for the nine months ended October 31, 1995 were $407.9 million which represented a 25 percent increase from the same period of the prior fiscal year. The increase resulted from revenue growth of 43 percent in Europe, 29 percent in Asia/Pacific and 11 percent in the Americas. The increases primarily resulted from new and update sales of AutoCAD. Revenues for AutoCAD LT also increased as did sales of multimedia product offerings which posted a 43 percent increase from the same period in the prior fiscal year. International sales accounted for approximately 64 percent of consolidated revenues for the nine months ended October 31, 1995 as compared to 60 percent for the same period of the prior fiscal year. Net revenues for the first nine months of fiscal year 1996 were favorably affected by approximately $15 million due to changes in foreign exchange rates when compared to the same period in the prior fiscal year.

Cost of revenues. Cost of revenues as a percentage of net revenues for the nine months ended October 31, 1995 was 12 percent as compared to 14 percent for the same period of the prior fiscal year. The improved gross margin resulted from cost control measures in production, particularly in the areas of media duplication, packaging, shipping and the delivery of products on lower-cost compact disc media.

Operating expenses. Operating expenses for the Company's marketing and sales, research and development and general and administrative functions for the nine months ended October 31, 1995 increased approximately 21 percent to $251.8 million as compared to $208.6 million for the same period of the prior fiscal year. For the nine months ended October 31, 1995, operating expenses, when expressed as a percentage of net revenues, decreased from the same period of the prior fiscal year. The absolute dollar change was due to increased headcount, expenses associated with sales and marketing programs, increased spending for product development and localization and, to a lesser extent, due to the weaker value of the dollar, relative to international currencies, resulting in increased operating expenses in the current period.

Interest and other income. Interest and other income for the nine months ended October 31, 1995 was $7.3 million as compared to $5.1 million in the same period of the prior fiscal year. Interest income was $8.2 million for the first nine months of fiscal year 1996 as compared to $5.8 million in the same period of the prior fiscal year. The increase in interest income from the same period of the prior fiscal year resulted from a greater average balance of cash, cash equivalents and marketable securities. Fiscal year 1996 interest and other income includes accrued interest expense of $1.4 million related to a legal judgment against the Company which is being appealed.

Income taxes. The Company's effective income tax rate was 36.5 percent for the first nine months of both fiscal year 1996 and 1995.

General Risk Factors Affecting Quarterly Results
------------------------------------------------

The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future quarterly results will depend in large part upon its ability to offer products that compete favorably with respect to price, product reliability, performance, range of useful features, ease-of-use, continuing product enhancements, reputation, support and training. Further, increased competition in the market for design automation and multimedia software products could have a negative impact on the Company's results of operations.

Future results may reflect quarterly fluctuations resulting from factors such as order deferrals in anticipation of new product releases or product maintenance releases and delays in the shipment of new products scheduled for release in the coming quarters. Moreover, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

With a significant portion of net revenues and net income contributed by international operations, fluctuations of the US dollar against foreign currencies and the seasonality of the European, Asia/Pacific and other international markets could impact the Company's results of operations and financial condition in a particular quarter. In the short term, the Company expects the operating expenses associated with the acquisition of Automated Methods will exceed revenues, resulting in a negative impact on net income. Additionally, the Company believes the ongoing external labor issues influencing the economy in France will have an adverse effect on the Company's revenues and results of operations.

The Company's ability to effectively distribute its products depends in part upon the financial and business condition of its network of dealers and distributors. Although the Company has not to date experienced any material problems with its dealer and distributor network, computer software dealers and distributors typically are not highly capitalized and have experienced difficulties during economic recessions or in times of economic contraction and may do so in the future, which could negatively impact the Company's business.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $287.8 million at October 31, 1995 compared to $255.4 million at January 31, 1995. The increase in cash, cash equivalents and marketable securities was due primarily to cash generated from operations ($82.0 million) and cash proceeds from the issuance of shares through the Company's stock option and stock purchase programs ($44.4 million). This increase was partially offset by cash used to purchase 1,923,500 shares of the Company's stock under an ongoing systematic repurchase program ($81.3 million); to purchase computer equipment, furniture and leasehold improvements ($14.0 million); and to pay dividends on the Company's common stock ($8.5 million).

Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; dividend payments; repurchases of the Company's common stock; and the possible acquisition of software products, technologies and businesses complementary to the Company's business. Management believes that existing cash, cash equivalents, marketable securities, available line of credit and anticipated cash generated from operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

The Company's principal commitments at October 31, 1995 consisted of obligations under operating leases for facilities.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  December 13, 1995

                                    AUTODESK, INC.
                                    (Registrant)




                                    --------------------------------------------
                                    Carol A. Bartz
                                    President and Chief Executive Officer




                                    --------------------------------------------
                                    Eric B. Herr
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)