Form 10-K405
period 1996-01-31
AUTODESK INC
filed 1996-04-30
CIK 769397

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-14338

                                AUTODESK, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              94-2819853
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

111 MCINNIS PARKWAY, SAN RAFAEL, CALIFORNIA             94903
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
               OFFICES)

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

                                 Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 22, 1996 as reported on the Nasdaq National Market, was approximately $1,292,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of April 22, 1996, Registrant had outstanding 46,082,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1996 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders to be held June 27, 1996 are incorporated by reference in Part III.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Autodesk, Inc. ("Autodesk" or the "Company"), develops, markets, and sells a family of design and multimedia software and component technologies for use on personal computers and workstations. The Company is the world's leading volume supplier of computer-aided design ("CAD") software and the world's fourth-largest PC-software company. Customers use Autodesk's software products for tasks ranging from mechanical design and facilities management to digital terrain modeling and videography. The Company's software products are sold worldwide, primarily through a network of dealers and distributors.

  In February 1995, the Company realigned its internal marketing and development organizations around the five key market groups that most closely match Autodesk's customer base. Each market group incorporates product development, quality assurance, technical publications, and product industry marketing. These market groups are discussed below.

  Architecture, Engineering, and Construction/Facilities Management ("AEC/FM")--The architecture, engineering, construction and facilities management industries utilize software from Autodesk and third-party developers to manage every phase of a building's life cycle--from conceptual design through construction, maintenance and renovation. CAD is an integral part of today's building design and construction process. The Company believes that the majority of its CAD sales are used by the AEC/FM industry.

  Mechanical Computer-Aided Design ("MCAD")--Autodesk's Mechanical CAD Market Group is dedicated to providing mechanical engineers, designers, and drafters with advanced, value-based software solutions that help solve their professional design challenges. The Company's MCAD products include Autodesk Mechanical Desktop, AutoCAD Designer, and AutoSurf.

  Geographic Information Systems ("GIS")--The Company's GIS Market Group strategy is to provide easy-to-use mapping and GIS technology to help businesses and governments manage their assets and infrastructure. The GIS Market Group is addressing how automated mapping/facilities management, GIS, and CAD users can share mapping, GIS, and associated information in a corporate environment. AutoCAD Map, which is expected to ship during fiscal year 1997, will be the first in a series of mapping and GIS products planned by Autodesk.

  Data Management ("DM")--The Data Management Market Group develops and markets products that allow users to organize, access, share, view, and revise design-related information. DM products offered by the Company include Autodesk WorkCenter, Autodesk View, AutoCAD Data Extension ("ADE"), as well as products from Autodesk Data Publishing which publishes pre-formatted product and reference libraries for specific markets.

  Kinetix--The Kinetix division of Autodesk (formerly Autodesk's Multimedia Market Group) is devoted to bringing powerful 3D content-creation software to computer-industry professionals focused on film, video, interactive games, and design visualization. Products offered from this market group include 3D Studio MAX and 3D Studio.

  In addition to the five market groups discussed above, the Company has established an Advanced Products Group which focuses on providing a new generation of tools for a much broader market. The goal of this group is to expand Autodesk's traditional customer base of architects and engineers by creating, for example, products for individuals in associated trades, such as landscaping and interior design.

PRODUCTS

  The Company's primary CAD software products include AutoCAD, AutoCAD LT, and AutoSketch.

 AutoCAD

  AutoCAD software is a general-purpose CAD tool used independently and in conjunction with specific applications designed to work with AutoCAD in fields ranging from architecture and mechanical design to plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering, and management tasks. The most current version, AutoCAD Release 13, was introduced in November 1994. AutoCAD runs on MS-DOS, Windows 95, Windows NT for both Intel and Alpha, Windows 3.1, and certain UNIX platforms (Sun Solaris, HP-UX, Silicon Graphics, Inc., IRIX, and IBM AIX). The installed base of AutoCAD exceeds 1.4 million units. Because AutoCAD's .DWG files are portable across many platforms and operating systems, it is a viable solution for customers with multiple computer systems who need to exchange drawing files in such an environment.

  Advanced AutoCAD functionality includes a comprehensive 2D and 3D drafting feature set. AutoCAD also has integrated 3D solid modeling, rendering, extensive 2D geometry such as NURBS (nonuniform rational B-splines), and ellipses, associative hatching, streamlined dimensioning, and text editing with a built-in spell checker.

  AutoCAD software's open-system architecture allows users to adapt AutoCAD to unique professional requirements with any of more than 4,500 independently developed add-on applications. Independent application developers can use the AutoCAD Runtime Extension ("ARX") programming environment to take advantage of the rearchitected core technology contained in AutoCAD Release 13, which incorporates object-oriented programming to provide a foundation for the development of custom, market-specific applications.

  Sales of AutoCAD and AutoCAD updates accounted for approximately 80 percent of the Company's revenues in fiscal years 1996 and 1995 as compared to approximately 85 percent in fiscal year 1994.

  Autodesk is committed to enhancing AutoCAD software's core technology while at the same time extending the Company's reach with complementary products of varying price and functionality, some of which are described below.

 AutoCAD LT

  AutoCAD LT for Windows is a low-cost CAD package offering a wide range of 2D and basic 3D drafting capabilities. With an installed base of more than 250,000 seats, AutoCAD LT is intended for CAD managers, designers, and engineers who need a powerful, stand-alone CAD tool, but who do not require AutoCAD's advanced feature set. AutoCAD LT software contains an extensive 2D drafting toolset as well as 3D lines and polylines with quick shading and hidden-line removal. Other features include Aerial View for panning and zooming and Paper Space for scaling, annotating, and assembling multiple drawing views before plotting. Operating in the Windows environment with pull-down menus, customizable toolbar, toolbox, menus, and scripts, as well as dialog boxes and icons, AutoCAD LT is easy to learn and use. AutoCAD LT supports the Windows Clipboard, as well as Object Linking and Embedding, which allows users to link AutoCAD LT drawings to other Windows applications such as Microsoft Word or Excel. AutoCAD LT has complete data compatibility with AutoCAD Release 11 and Release 12, which allows the exchange of drawings with other AutoCAD users with no loss of 2D geometry data.

 AutoSketch

  AutoSketch for Windows is a low-cost, entry-level 2D drafting package that can be used for creating technical diagrams, architectural layouts, electrical drawings, mechanical plans, information graphics, and presentations. AutoSketch offers easy tool customization; 13 library packs with more than 2,000 predrawn symbols; extensive editing capabilities; double-precision geometry; and the ability to write .DWG files for AutoCAD and AutoCAD LT users.

 AutoCAD OEM

  AutoCAD OEM ("Original Equipment Manufacturer") for Windows is a selectively-licensed CAD engine offering a complete application-development environment for creating and delivering targeted or niche solutions with scaled feature sets. It is for developers, as well as enterprise-wide solution providers, requiring an embeddable CAD system which gives them the ability to scale and control the application feature set. AutoCAD OEM provides developers with a complete toolkit of AutoCAD features and application-programming interfaces ("API") including a full suite of drawing and editing functions as well as AutoLISP, a LISP API and the AutoCAD Development System, a C programming interface. These capabilities enable development of new products for new markets untapped by traditional CAD products and solutions.

  Autodesk's Mechanical CAD products include Autodesk Mechanical Desktop, AutoCAD Designer, AutoSurf, and the Autodesk Mechanical Library, which are discussed below.

 Mechanical Desktop

  Autodesk Mechanical Desktop software, which began shipping in the first quarter of fiscal year 1997, is an integrated software application that provides advanced 2D and 3D mechanical design functions for desktop PCs. The Mechanical Desktop contains integrated modules for parametric feature-based solid modeling, surface modeling, and assembly modeling, all with associative drafting, as well as AutoCAD Release 13 and the Autodesk IGES Translator, which enables users to accurately and efficiently exchange all versions of IGES (Initial Graphics Exchange Specification)-formatted files. The Mechanical Desktop is compatible with other Autodesk product offerings, including Autodesk WorkCenter for technical document and workflow management.

 AutoCAD Designer

  AutoCAD Designer software delivers the power and flexibility of 3D feature-based solid modeling and assembly modeling and is completely integrated with AutoCAD software. Users of AutoCAD Designer can sketch in the industry-standard 2D AutoCAD environment and automatically create a 3D parametric solid model using "intelligent" shapes such as holes, fillets, and protrusions. Other features include automatically generated, fully associative, multiview detail drawings; the capability to create, document, and analyze mechanical assemblies; and full interoperability with a variety of independently developed applications. AutoCAD Designer is suited for drafters, designers, and engineers involved in the conceptualization, design, or drafting of mechanical parts in a variety of manufacturing industries including automotive, electrical equipment, machinery, plastics, and aerospace. AutoCAD Designer .DWG files can be used with other AutoCAD software applications as well as with Autodesk visualization products and independently developed applications.

 AutoSurf

  AutoSurf software is integrated with AutoCAD, AutoCAD Designer, and AutoVision software and provides customers with sophisticated, yet easy-to-use, 3D surface-modeling tools for use on PCs and engineering workstations. Fully interoperable with AutoCAD, AutoSurf extends AutoCAD's 3D modeling capabilities with sophisticated surface-modeling, -editing, and -analysis tools. AutoSurf also interoperates with other Autodesk products; for example, users can obtain complex-shape descriptions by cutting AutoCAD Designer parametric solids with AutoSurf software's sculpted free-form NURBS surfaces. AutoCAD IGES Translator software is included to ensure accurate and complete data transition across different high-end CAD systems; data can be accurately transferred, queried, and manipulated in AutoSurf, and then used in other functions in the design process. AutoSurf helps customers design complex mechanical component parts such as sophisticated consumer products, automotive products, molds, turbines, and propellers.

 Autodesk Mechanical Library

  Available on CD-ROM via a regularly updated subscription service from Autodesk Data Publishing, the Autodesk Mechanical Library currently consists of two titles: PartSpec and MaterialSpec. PartSpec is a "digital warehouse" representing more than 50 leading US vendors with more than 300,000 predrawn, purchasable, 2D parts drawings--plus associated attribute information--in AutoCAD .DWG file format for easy insertion into AutoCAD drawings. MaterialSpec contains a complete database of more than 25,000 materials from more than 300 manufacturers worldwide, described in more than 100,000 full-text records. Both titles offer a unified graphical user interface, run in Windows and DOS, and are fully compatible with Autodesk software and other design systems.

  Autodesk's GIS Market Group is expected to offer a family of GIS products, tools, and developer programs to address the unique requirements of customers who use geographic information. The first product in the GIS product family, AutoCAD Map, is discussed below.

 AutoCAD Map

  AutoCAD Map, which is expected to ship during fiscal year 1997, will be the first in a series of mapping and GIS software planned by Autodesk. Incorporating the drafting power of AutoCAD software and the data management functionality of AutoCAD Data Extension software, AutoCAD Map adds comprehensive automated mapping and GIS tools, plus an application programming interface ("API") for designing custom applications. Using AutoCAD .DWG as its native file format, AutoCAD Map allows a user to import .MIF/.MID (MapInfo),
 .SHP (Environmental Systems Research Institute, Inc.), .DXF, and .DGN (Intergraph Corporation) formats and to export complete and accurate files in the same formats. The software provides a full set of map-creation and editing tools, including digitizing, rubber sheeting, and multiuser editing; extensive cleanup capabilities, thematic mapping capabilities; and essential geographic analysis features that utilize GIS topology, such as polygon overlay, buffering, and network analysis. AutoCAD Map offers broad map projections support and map presentation and plotting features, such as the ability to specify plot sets for map series and book production.

  The Company's principal data management programs, Autodesk WorkCenter, Autodesk View, and AutoCAD Data Extension, are discussed below.

 Autodesk WorkCenter

  Windows-based Autodesk WorkCenter software is an easily customized software system for managing technical documents and automating workflow for design teams. Its built-in management tools allow users to organize documents according to specific needs; check documents in and out of a secured, multiuser environment; and automatically manage revisions over time. With workflow automation tools such as electronic notification, document distribution, approvals, and task routing with all relevant documents attached, Autodesk WorkCenter permits users to track projects easily and manage the flow of workgroup information. Its customizable interface and unique SmartView Folders feature allow users such as architects, mechanical engineers, or facilities managers to tailor the program using terminology and document/project organization schemes that work for them.

  Fully integrated with AutoCAD for Windows, Autodesk WorkCenter offers CAD-document redlining and extensive viewing capabilities and works with more than 150 types of electronic documents, including text, spreadsheet, graphics, database, and CAD files. Thus, managers can view CAD drawings even though they may be unfamiliar with CAD software. The software also allows users to compare two drawings, and then highlights their differences.

 Autodesk View

  Autodesk View is a low-cost CAD preview, view, and redline tool for design teams. It views more than 150 file formats common to drafters, designers, and managers, including office productivity formats. With Autodesk View, project managers can distribute AutoCAD files and related documents to users in a workgroup who, regardless of their CAD proficiency, need to view and comment on them, and be assured that the original documents will not be altered in the process.

 AutoCAD Data Extension

  AutoCAD Data Extension ("ADE") software is an add-on program that incorporates AutoCAD drawings with database records and other documents into one integrated environment. The graphical information created with ADE allows users to locate data within a set of AutoCAD drawings based upon entity location; properties such as color, layer, or linetype; or associated data. Well suited for multiuser work environments, ADE software provides simultaneous access to an organization's entire drawing database. Entity-locking and user-access controls monitor changes to source drawings and prevent accidental overwrites. Other features include data management tools that automatically link drawing objects to database records and related documents.

 Autodesk Data Publishing

  Autodesk's Data Management Market Group also includes product offerings from Autodesk Data Publishing ("ADP") which publishes preformatted product and reference libraries for specific markets. ADP titles include PartSpec and MaterialSpec (as previously described) and PlantSpec, which is expected to ship in fiscal year 1997, and provides purchased parts information to users in the process manufacturing industry.

  The principal product offerings from the Kinetix division are discussed below.

 3D Studio MAX

  3D Studio MAX software, which began shipping in the first quarter of fiscal year 1997, is a 3D modeling and animation software package specifically written to take advantage of advanced features offered by the Windows NT operating system. With real-time interface, multiple-processor support, and 3D graphics acceleration capabilities, 3D Studio MAX delivers workstation-class performance and functionality to desktop PCs.

  The easily navigated, intuitive interface eliminates many of the commonly accepted boundaries between modeling, rendering, and animation, and offers instant feedback; users can see the results of their actions, in real time, as they are applied. Shaded views with real-time feedback allow users to visualize natural, real-world environments in which they can directly manipulate objects, regardless of scene complexity. Because 3D Studio MAX software maintains a data history of geometry creation and modification, users can return to and change any step, at any time, without having to redo prior work. 3D Studio MAX is also the only environment that can run Character Studio, a character-animation and skinning plug-in software product offered by Autodesk which is expected to ship in fiscal year 1997.

 3D Studio

  3D Studio is a graphics package for creating professional-quality 3D modeling and animation. This PC-based software product, running in a DOS environment, provides a full complement of modeling, animation, and rendering tools that help users create richly textured, workstation-quality images and animations. In addition, 3D Studio and AutoCAD files are easily exchanged and allow for the development of advanced engineering or architectural visualizations. This product is well suited for animation designers and can be used to create corporate presentations, broadcast animations, industrial design visualizations, crime reenactments, and architectural walk-throughs, as well as for education and training.

 AutoVision

  AutoVision software helps users create photorealistic still renderings and is integrated completely within AutoCAD software. With AutoVision, AutoCAD users can produce high-impact images and render, light, and compare multiple views of a single drawing. AutoVision is compatible with Autodesk 3D Studio and the Company's Texture Universe software, a collection of ready-to-use, digitized textures and backgrounds offering further visualization capabilities.

PRODUCT DEVELOPMENT AND ENHANCEMENT

  The computer industry is characterized by rapid technological change in computer hardware, operating systems, and software. To keep pace with this change, Autodesk maintains an aggressive program of new product development. The Company dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During fiscal years 1996, 1995, and 1994, the Company incurred $78,678,000, $65,176,000, and $56,231,000, respectively, for software design, development, product localization, and project-management activities (excluding capitalized software development costs of approximately $2,100,000 in fiscal year 1995; no software development costs were capitalized during fiscal years 1996 and 1994).

  The majority of the Company's basic research and product development has been performed in the US, while translation and localization of foreign-market versions are generally performed by development teams or contractors in the local markets. The Company's European product-related functions, including software development, localization, quality assurance, technical publications, and production are centralized in Neuchatel, Switzerland.

  The Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses. In addition, Autodesk will continue to actively collaborate with and support independent software developers who offer products that enhance and complement AutoCAD software and other products the Company offers.

  The software products offered by the Company are internally complex and may contain errors ("bugs"), as is the case generally with computer software, especially when first introduced. Despite extensive product testing and quality control, there can be no assurance that errors will not be found in the Company's products. Such errors could result in damage to the Company's reputation, loss of revenues, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

  Certain of the Company's product development activities are performed by independent firms and contractors while other technologies are licensed from third parties. The Company generally either owns or has licenses for use of the software developed by third parties. Because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to the Company in the future. Similarly, there can be no assurance that the Company will be able to obtain and renew license agreements on favorable terms, if at all, which could have a material and adverse effect on the Company's business and consolidated results of operations.

  Additionally, there can be no assurance that the Company's development efforts will result in the timely introduction of new products or that such new products will be commercially successful. Failure to successfully develop new products or delays in the introduction of these new products or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and consolidated results of operations.

MARKETING AND SALES

  Autodesk's customer-related operations are divided into three geographic regions: the Americas, Europe, and Asia/Pacific. The Company's products are marketed worldwide through a network of domestic and foreign offices. Autodesk distributes its software products primarily through a network of more than 4,000 independent distributors and dealers (value-added resellers or "VARs") who support sales of Autodesk products to end users in more than 125 countries. VARs, including both independent owners and computer store franchisees, are supported by the Company and its subsidiaries through technical training, periodic publications, the Autodesk Forum, an electronic bulletin board on the CompuServe network, and Autodesk's Home Page on the Internet.

  In addition, the Company works directly with dealer and distributor sales organizations, computer manufacturers, other software developers, and peripherals manufacturers through cooperative advertising, promotions, and trade-show presentations. Autodesk also holds annual "Expos" throughout the world. These dedicated trade shows, incorporated within major industry trade shows, highlight the Company's products, as well as a number of third-party products. The Company also employs mass-marketing techniques such as direct mailings and advertising in business and trade journals. Further, Autodesk supports user groups dedicated to the exchange of information related to the use of the Company's products.

  Domestically, the Company distributes its products primarily through its authorized dealer network. Other domestic sales are made principally to large corporations, governmental agencies, educational institutions, and for certain low-end CAD products, end-users. Substantially all of the Company's international sales are made to dealers and distributors, which are supported by the Company's foreign subsidiaries and international sales organizations. Certain international sales result from direct exports from the United States.

  Autodesk's ability to effectively distribute its products depends in part upon the financial and business condition of its VAR network. Although the Company has not to date experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized, have tended to experience difficulties during times of economic contraction and during periods of technology-market price pressure, and may do so in the future. While no single customer accounted for more than 10 percent of the Company's consolidated revenues in fiscal year 1996, 1995, or 1994, the loss of or a significant reduction in business with any one of the Company's major international distributors or large US dealers could have a material adverse effect on the Company's business and consolidated results of operations.

  The Company intends to continue to make its products available in foreign languages and expects that foreign sales will continue to contribute a significant portion of its consolidated revenues. Foreign revenues, including export sales from the US to foreign customers, accounted for approximately 64 percent, 61 percent, and 58 percent of revenues in fiscal years 1996, 1995, and 1994, respectively.

CUSTOMER AND DEALER SUPPORT

  Autodesk requires each authorized dealer and distributor to provide a professional level of technical support to customers by employing full-time, trained, technical-support personnel. The Company supports its dealers and distributors through technical-product training, sales training classes, and direct telephone support. While the Company generally does not provide direct end-user support, Autodesk offers online support to customers through the Company's Home Page on the Internet and to customers who log onto the Autodesk Forum on CompuServe. The four Autodesk Forums are the AutoCAD Forum, the Autodesk Beta Forum, the Autodesk Multimedia Forum, and the Autodesk Retail Products Forum. These forums provide answers to technical questions and tips and techniques to assist users of Autodesk products. The Autodesk Forum also allows the Company to make important product-support information available simultaneously to dealers and customers.

  Responding to the increasing demand for industry-specific customer services, the Company offers authorized Autodesk dealers training and support under two programs: the Autodesk Premier Support Center ("APSC") program and the Autodesk Systems Center ("ASC") Solutions Training. The APSC program requires participating dealers to provide a high level of technical support with special expertise in a specified vertical industry. The ASC Solutions Training Program requires dealers to provide superior industry-specific application training to end-users of Autodesk products. Both programs require that the dealers meet certain qualifications in order to receive an industry medallion and APSC and ASC Solutions Training status.

  As of January 31, 1996, the Company had more than 900 Autodesk Training Center ("ATC") sites throughout the world. These accredited training centers offer in-depth education and training in computer-aided design skills on AutoCAD and other Autodesk products, as well as on related, independently developed software.

  Customers have formed Autodesk user groups as forums for education and to suggest product enhancements and development of new products. The North American Autodesk User Group ("NAAUG"), officially recognized by Autodesk, sponsors an annual meeting held concurrently with the Autodesk University user show; publishes a quarterly newsletter; independently evaluates Autodesk products; compiles user feature and functionality requirements; and offers telecourses taught by its membership on CompuServe. In addition there are local user groups in Europe, Asia/Pacific, and the Americas focused on expanding the use of Autodesk products.

DEVELOPER PROGRAMS

  One of the Company's key strategies is to maintain an open-architecture software product design to facilitate third-party development of peripheral and complementary products. This open-architecture design enables customers and third parties to customize the Company's products for a wide variety of highly specific uses. Autodesk offers several programs that provide marketing, sales, and technical support and programming tools to Autodesk Registered Developers worldwide who have, to date, developed more than 4,500 commercially available add-on applications for Autodesk products. Although Autodesk derives no direct revenue from these application developers, the Company believes that the availability and use of such add-on products enhance sales opportunities for the Company's core products.

  Autodesk also licenses its industry-standard component technologies to selected developers through the Autodesk OEM Program. Currently, the OEM Program includes a CAD engine and engines for 3D graphics, drawing access, and rendering. The Company's OEM Program provides the technology for qualified developers to create and deliver suites of scaleable products that focus on solving customer needs in specialized markets. It also leverages Autodesk's technological and market leadership, enables developers to take cost-effective advantage of a growing trend in software engineering technology, and provides customers with an opportunity to migrate to fully extensible, custom, high-end Autodesk solutions.

  To support the growth of third-party developers worldwide, whose applications extend and enhance the functionality of the Company's products, Autodesk established the Virtual Corporation Partner Program ("VCPP") during fiscal year 1995. This program provides sales, marketing, technical, and financial support to Autodesk Strategic Developers whose efforts broaden and enhance the functionality of Autodesk software.

  In fiscal year 1996, the Company introduced the Mechanical Application Initiative ("MAI") partner program which is aimed at the development and marketing of products which can be integrated with Autodesk's MCAD products. MAI partners participate with Autodesk in product marketing and development activities. In October 1995, an initial application programming interface was delivered to MAI partners to support their development of applications compatible with Autodesk's MCAD product offerings.

BACKLOG

  The Company typically ships products within one to two weeks after receipt of an order, which is common in the computer software industry. Accordingly, the Company does not maintain significant backlog and backlog as of any particular date is not representative of actual sales for any succeeding period.

COMPETITION

  The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices, contributes to the ease-of-market entry. Because of these and other factors, competitive conditions in the future are likely to intensify. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share, which would adversely affect the Company's business, consolidated results of operations and financial condition.

  The AutoCAD family of products competes directly with other CAD software, including that of MicroStation by Bentley Systems, Inc.; Personal Designer and CADDS by Computervision Corporation; MICRO CADAM which is developed and supported by CADAM Systems Company, Inc; and CADKEY by Cadkey, Inc. In the low-cost CAD segment, AutoCAD LT competes directly with Corel Visual CADD, software developed by Numera Software and marketed by Corel Corporation, and indirectly with Visio Technical by Visio Corporation and TurboCADD 2D/3D by ISMI. The Company's MCAD products compete with Parametric Technology Corporation's Pro/Engineer; SolidWorks 95 from SolidWorks Corporation; TriSpectives from 3D/Eye; the Master Series from Structural Dynamics Research Corporation; and the CATIA and CADAM products offered by Paris-based Dassault Systemes and marketed and sold by IBM. Autodesk's data management products compete with various low end file management systems such as AM Workflow from Cyco Software BV, as well high end product data management software solutions including offerings from Sherpa Corporation and Metaphase. The Company's data management products also compete with generic document management products including offerings from Documentum and PC DOCS, Inc. When released, AutoCAD Map is expected to compete most directly with MicroStation Geographics from Bentley Systems, Inc, and GIS product lines offered by Environmental Systems Research Institute, Inc. and Intergraph Corporation. The Company also faces competition in its foreign markets from a number of products offered by foreign-based companies.

  Product offerings from the Kinetix division--3D Studio MAX, 3D Studio, AutoVision, and Animator Studio--are currently available on IBM PCs and compatible computers. The primary competition in the multimedia software market consists of products available on personal computers and computer systems offered by Silicon Graphics, Inc. including multimedia product offerings from Alias|Wavefront, a wholly owned, independent subsidiary of Silicon Graphics, Inc. Products competing with 3D Studio MAX and 3D Studio software include Softimage 3D by Softimage Inc., a wholly owned subsidiary of Microsoft Corporation, Lightwave 3D by NewTek, Inc., and trueSpace 2 and trueSpace/SE by Caligari Corporation. 3D Studio Release 4 is also a viable alternative in many applications to much costlier graphics systems available only on computers offered by Silicon Graphics, Inc. AutoVision software competes with two third-party add-on products, AccuRender from Robert McNeel & Associates and RenderStar by RenderStar Technology BV.

  The Company believes that the principal factors affecting competition in its markets are price, product reliability, performance, range of useful features, continuing product enhancements, reputation, and training. In addition, the availability of third-party application software is a competitive factor within the CAD market. The Company believes that it competes favorably in these areas and that its competitive position will depend, in part, upon its continued ability to enhance existing products, and to develop and market new products.

INTELLECTUAL PROPERTY AND LICENSES

  The Company protects its intellectual property through copyright, trade secret, patent, and trademark laws. For substantially all AutoCAD sales outside of North America, the Company uses software protection locks to inhibit unauthorized copying. Nonetheless, there can be no assurance that the Company's intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. In addition, the laws of certain foreign countries where the Company's products are distributed do not protect Autodesk's intellectual property rights to the same extent as the laws of the US. The inability of the Company to protect its proprietary information could have a material adverse effect on the Company's business and consolidated results of operation.

  Any disputes involving the Company's intellectual property rights or those of another party could lead to costly litigation which could have a material adverse effect on the Company's business and consolidated results of operations.

  The Company retains ownership of software it develops. All software is licensed to users and provided in object code pursuant to either shrink-wrap-type licenses or executed license agreements. These agreements contain restrictions on duplication, disclosure, and transfer.

  The Company believes that because of the limitations of laws protecting its intellectual property and the rapid, ongoing technological changes in both the computer hardware and software industries, it must rely principally upon software engineering and marketing skills to maintain and enhance its competitive market position.

  Autodesk has an in-house antipiracy program focused on pursuing companies and individuals who illegally duplicate, sell or install the Company's software products. Software piracy is in some cases a felony under US federal law, which allows copyright and patent holders to protect and enforce their rights as owners of intellectual property.

PRODUCTION

  Production of Autodesk software products involves duplication of the software media and the printing of user manuals. The purchase of media and transfer of the software programs onto media for distribution to customers are performed by the Company and by licensed subcontractors. Media for the Company's products include CD-ROMs and disks and are available from multiple sources. User manuals for Autodesk products and packaging materials are produced to Company specifications by outside sources. Domestic production is performed in leased facilities operated by the Company. Certain product assembly is also performed by independent third party contractors. International production is performed in leased facilities in Switzerland and Australia and by independent third-party contractors in Japan and Singapore. To date, Autodesk has not experienced any material difficulties or delays in production of its software and documentation.

EMPLOYEES

  As of January 31, 1996, the Company had 1,894 full-time employees (1,251 in North America, 463 in Europe, and 180 in Asia/Pacific), of whom 472 were in software development, 94 in quality assurance, 911 in marketing and sales, 56 in production, and 361 in general and administrative positions. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing, support, and management personnel.

  None of the Company's employees in the United States is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

FORWARD-LOOKING INFORMATION

  The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 24 through 29 of the Company's 1996 Annual Report to Stockholders.

ITEM 2. PROPERTIES

  The Company's executive offices and those related to product development, domestic marketing, and sales and production are located in leased office space in northern California. The Company also leases office space in various locations throughout the US for local sales and technical support personnel. Autodesk's foreign subsidiaries lease office space for their operations. The Company owns substantially all equipment used in its facilities.

ITEM 3. LEGAL PROCEEDINGS

  In October 1992, Vermont Microsystems, Inc. ("VMI") filed a complaint against the Company in the US District Court for the District of Vermont, alleging among other things, misappropriation of trade secrets. In October 1994, the case was tried before a Magistrate of the US District Court of Vermont. In December 1994, the US District Court ruled in favor of VMI on the trade secret claim and the Company recorded a litigation charge of $25.5 million as a result of a judgment in this matter. The Company appealed that judgment, and VMI cross-appealed, before the US Court of Appeals for the Second Circuit in January 1996. The Company is awaiting a ruling on the appeal. Management believes the claims in the case, including a cross appeal by VMI for additional damages, are without merit and the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

 Executive Officers of the Registrant

  The following sets forth certain information regarding the executive officers of the Company as of April 15, 1996:

                                                                         OFFICER
          NAME           AGE                  POSITION                    SINCE
          ----           ---                  --------                   -------
Carol A. Bartz..........  47 Chairman of the Board, President and Chief   1992
                             Executive Officer
Joseph H. Astroth,        40 Vice President, GIS Market Group             1996
 Ph.D...................
Robert M. Carr..........  39 Vice President, Engineering                  1993
Larry L. Crume..........  51 Vice President and General Manager, Kinetix  1995
James D. D'Arezzo.......  45 Vice President, Data Management Market       1994
                             Group, and Vice President, Corporate
                             Marketing

                                                                        OFFICER
         NAME           AGE                  POSITION                    SINCE
         ----           ---                  --------                   -------
Dominic J. Gallello....  41 Vice President, Mechanical CAD Market        1992
                            Group, and Vice President, Asia/Pacific
Eric B. Herr...........  48 Chief Financial Officer, Vice President,     1992
                            Finance and Administration and Vice
                            President, Data Publishing
John E. Lynch..........  39 Chief Technology Officer, Vice President,    1993
                            Advanced Products Group, Vice President,
                            AEC/FM Market Group
Stephen McMahon........  54 Vice President, Human Resources              1994
Marcia K. Sterling.....  52 Vice President, Business Development, and    1995
                            General Counsel
Godfrey R. Sullivan....  42 Vice President, Americas                     1992
Michael E. Sutton......  51 Vice President, Europe                       1993

  Carol A. Bartz joined the Company in April 1992 and has served as President, Chief Executive Officer, and Chairman of the Board since May 1992. Prior to joining Autodesk, she held various positions at Sun Microsystems, Inc., from 1983 to April 1992, including Vice President, Worldwide Field Operations (July 1990 to April 1992).

  Dr. Joseph H. Astroth has served as Vice President, GIS Market Group, since joining the Company in January 1996. From September 1989 through December 1995, Dr. Astroth held various positions with Graphic Data Systems Corporation including Director, Environmental Market Group from January 1993 to June 1994, and Vice President of Product Management, Engineering, from June 1994 to December 1995.

  Robert M. Carr has served as Vice President, Engineering, since February 1995. Mr. Carr joined the Company in November 1993 and served as Vice President, Core Technology Group, through January 1995. From September 1987 to August 1993, Mr. Carr served as Vice President of Software Development of Go Corporation, a company he cofounded.

  Larry L. Crume has served as Vice President and General Manager, Kinetix (formerly Autodesk's Multimedia Market Group), since joining the Company in October 1995. From January 1990 through September 1994, Mr. Crume worked at Lotus Development Corporation, serving as Vice President, International Business Development, from January 1990 to April 1993, and as Vice President, Electronic Messaging Division, from April 1993 to September 1994. Prior to joining Autodesk, Mr. Crume was an independent consultant.

  James D. D'Arezzo has served as Vice President, Corporate Marketing, and Vice President, Data Management Market Group, since February 1996. Mr. D'Arezzo joined the Company in February 1994 and served as Vice President, Marketing through January 1995. From February 1994 through December 1995, Mr. D'Arezzo served as Vice President, Corporate Marketing, and Vice President, GIS and DM Market Groups. From November 1993 to January 1994, Mr. D'Arezzo served as the Vice President of Corporate Business Development for Banyan Systems. From March 1990 to November 1993, Mr. D'Arezzo served as Banyan's Vice President of Marketing.

  Dominic J. Gallello has served as Vice President, Mechanical CAD Market Group, since August 1995 and as Vice President, Asia/Pacific, since joining the Company in October 1992. From February 1995 to August 1995, Mr. Gallello served as acting Vice President, Mechanical CAD Market. From April 1981 to October 1992, he held various positions with Intergraph Corporation, including President, Intergraph Japan from June 1986 to October 1992.

  Eric B. Herr has been the Company's Chief Financial Officer since joining the Company in May 1992. Mr. Herr has served as Vice President, Finance and Administration since January 1995 and as Vice President, Data Publishing since December 1995. From December 1992 through January 1995, Mr. Herr served as Vice President, Emerging Businesses. From May 1990 to May 1992, he served as Vice President of Finance and Planning, Sun Microsystems, Inc.

  John E. Lynch joined Autodesk in May 1986 and has served as Chief Technology Officer and Vice President, Advanced Products Group, since February 1995 and Vice President, AEC/FM Market Group, since September 1995. From April 1993 through January 1995, Mr. Lynch served as Vice President, Product Development Group. From June 1991 to April 1993, Mr. Lynch served as General Manager, AutoCAD Division.

  Stephen McMahon has served as Vice President, Human Resources, since joining the Company in July 1992. From July 1987 to July 1992, Mr. McMahon served as Senior Director, Human Resources, for Apple Computer, Inc.

  Marcia K. Sterling joined Autodesk in October 1995 as Vice President, Business Development, and General Counsel. From September 1982 to October 1995, she practiced corporate and securities law at Wilson, Sonsini, Goodrich & Rosati, where she was a partner.

  Godfrey R. Sullivan has served as Vice President, the Americas, since joining the Company in October 1992 and as Acting Vice President, AEC/FM Market Group, from February 1995 to September 1995. Mr. Sullivan held various positions with Apple Computer, Inc., from June 1984 to September 1992, including Vice President and General Manager, Business Markets Division, from April 1992 to September 1992 and Vice President and General Manager, US Reseller Operations, from July 1991 to March 1992.

  Michael E. Sutton has served as Vice President, Europe, since June 1993. Mr. Sutton joined the Company in October 1987 as a sales and marketing director in the United Kingdom. Mr. Sutton was the Managing Director of the Company's United Kingdom subsidiary from January 1990 to January 1992. From January 1992 to February 1993, Mr. Sutton served as Northern Region Manager, Europe, and from February 1993 to May 1993, he served as acting Vice President, Europe.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  The information required by this Item is incorporated by reference to page 45 of the Company's 1996 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated by reference to page 23 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to pages 24 through 29 of the Company's 1996 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference to pages 30 through 44 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

    1. Financial Statements: The following Consolidated Financial Statements of Autodesk, Inc. and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to pages 30 through 44 of the Registrant's 1996 Annual Report to Stockholders:

    Consolidated Statement of Income--Fiscal Years Ended January 31, 1996, 1995, and 1994

    Consolidated Balance Sheet--January 31, 1996 and 1995

    Consolidated Statement of Cash Flows--Fiscal Years Ended January 31, 1996, 1995, and 1994

    Consolidated Statement of Stockholders' Equity--Three-Year Period Ended January 31, 1996

    Notes to Consolidated Financial Statements

    Report of Ernst & Young LLP, Independent Auditors

    2. Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 1996, 1995, and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

     Schedule II Valuation and Qualifying Accounts.........................  S-1

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

     EXHIBIT
       NO.                                DESCRIPTION
     -------                              -----------
       3.1(1)   Certificate of Incorporation of Registrant, as amended
       3.2(1)   Bylaws of Registrant
       4.1(2)   Preferred Shares Rights Agreement dated December 14, 1995
      10.1(1)*  Registrant's 1987 Stock Option Plan, as amended
      10.2*     Registrant's Employee Qualified Stock Purchase Plan and form of
                Subscription Agreement, as amended
      10.3*     Registrant's 1990 Directors' Option Plan, as amended
      10.4*     Registrant's 1996 Stock Plan
      10.5(1)*  Form of Indemnification Agreement executed by the Company and each of its officers and directors

     EXHIBIT
       NO.                                DESCRIPTION
     -------                              -----------
      10.6(3)*  Agreement between Registrant and Carol A. Bartz dated April 7,
                1992
      13.1      Annual Report to Stockholders for the year ended January 31,
                1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
      21.1      List of Subsidiaries
      23.1      Consent of Independent Auditors (included on page 19 of this
                Report)
      24.1      Power of Attorney (included on page 18 of this Report)
      27        Financial Data Schedule

    --------
    (1) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
    (2) Incorporated by reference to the Registrant's Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996.
    (3) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992.
      * Denotes a management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended January 31, 1996.

  With the exception of the information incorporated by reference to the Annual Report to Stockholders in Items 5, 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1996 Annual Report to Stockholders is not to be deemed filed as a part of this Report.
- - --------
Autodesk, AutoCAD, AutoVision, World-Creating Toolkit, AutoSurf, AutoSketch, AutoCAD Data Extension, AutoLISP, 3D Studio, Autodesk WorkCenter, MaterialSpec, and ATC are registered trademarks of Autodesk, Inc. in the USA and/or other countries. Kinetix, Autodesk Mechanical Desktop, Autodesk Animator Studio, Texture Universe, PartSpec, 3D Studio MAX, Design Your World, and DXF are trademarks of Autodesk, Inc. in the USA and/or other countries. Autodesk Registered Developer and NAAUG are servicemarks of Autodesk, Inc. in the USA and/or other countries. Windows and Windows NT are registered trademarks of Microsoft Corporation. UNIX is a registered trademark licensed exclusively through X/Open Co. Ltd. CompuServe is a registered trademark of H & R Block. All other brand names, product names, or trademarks belong to their respective holders.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Autodesk, Inc.

                                                    /s/ CAROL A. BARTZ
                                          By: _________________________________
                                                      CAROL A. BARTZ
                                                   CHAIRMAN OF THE BOARD

Dated: April 26, 1996

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

              SIGNATURE                        TITLE                 DATE


         /s/ CAROL A. BARTZ            Chief Executive          April 26, 1996
_____________________________________   Officer and
           CAROL A. BARTZ               Director (Principal
                                        Executive Officer)

          /s/ ERIC B. HERR             Chief Financial          April 26, 1996
_____________________________________   Officer (Principal
            ERIC B. HERR                Financial and
                                        Accounting Officer)

        /s/ MARK A. BERTELSEN          Director                 April 26, 1996
_____________________________________
          MARK A. BERTELSEN

      /s/ CRAWFORD W. BEVERIDGE        Director                 April 26, 1996
_____________________________________
        CRAWFORD W. BEVERIDGE

        /s/ J. HALLAM DAWSON           Director                 April 26, 1996
_____________________________________
          J. HALLAM DAWSON

        /s/ MORTON L. TOPFER           Director                 April 26, 1996
_____________________________________
          MORTON L. TOPFER

         /s/ JERRE L. STEAD            Director                 April 26, 1996
_____________________________________
           JERRE L. STEAD

        /s/ MARY ALICE TAYLOR          Director                 April 26, 1996
_____________________________________
          MARY ALICE TAYLOR

                        CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-
K) of Autodesk, Inc. of our report dated February 20, 1996, included in the 1996 Annual Report to Stockholders of Autodesk, Inc.

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

  We also consent to the incorporation by reference in the Post Effective Amendment No. 1 to the Registration Statements (Form S-8 No. 33-54683, No. 33-22656, No. 33-51110, No. 33-41265, No. 33-15675, No. 33-39458 and No. 33-
61015) pertaining to the 1987 Stock Option Plan, 1990 Directors' Option Plan and Employee Qualified Stock Purchase Plan of Autodesk, Inc. of our report dated February 20, 1996 with respect to the consolidated financial statements incorporated herein by reference, and our report included the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Autodesk, Inc.

                                                  /s/ Ernst & Young LLP
                                          _____________________________________
                                                    ERNST & YOUNG LLP

San Francisco, California
April 26, 1996

                                                                     SCHEDULE II

                                 AUTODESK, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                BALANCE AT             DEDUCTIONS--   BALANCE
                                BEGINNING  ADDITIONS-- RETURNS AND    AT END
DESCRIPTION                      OF YEAR   PROVISIONS   WRITE-OFFS    OF YEAR
- - -----------                     ---------- ----------- ------------ -----------
Fiscal year ended January 31,
 1996
  Allowance for doubtful
   accounts.................... $6,457,000 $ 3,527,000  $3,253,000  $ 6,731,000
  Allowance for returns, stock
   balancing, and product
   rotation.................... $5,714,000 $10,230,000  $5,644,000  $10,300,000
Fiscal year ended January 31,
 1995
  Allowance for doubtful
   accounts.................... $5,204,000 $ 2,198,000  $  945,000  $ 6,457,000
  Allowance for returns, stock
   balancing, and product
   rotation.................... $1,290,000 $ 7,551,000  $3,127,000  $ 5,714,000
Fiscal year ended January 31,
 1994
  Allowance for doubtful
   accounts.................... $4,138,000 $ 2,024,000  $  958,000  $ 5,204,000
  Allowance for returns, stock
   balancing, and product
   rotation.................... $      -0- $ 1,290,000  $      -0-  $ 1,290,000

                                AUTODESK, INC.

                          ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED JANUARY 31, 1996

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                  DESCRIPTION
 -------                                -----------
   3.1(1)   Certificate of Incorporation of Registrant, as amended
   3.2(1)   Bylaws of Registrant
   4.1(2)   Preferred Shares Rights Agreement dated December 14, 1995
  10.1(1)*  Registrant's 1987 Stock Option Plan, as amended
  10.2*     Registrant's Employee Qualified Stock Purchase Plan and form of
            Subscription Agreement, as amended
  10.3*     Registrant's 1990 Directors' Option Plan, as amended
  10.4*     Registrant's 1996 Stock Plan
  10.5(1)*  Form of Indemnification Agreement executed by the Company and each of its officers and directors
  10.6(3)*  Agreement between Registrant and Carol A. Bartz dated April 7,
            1992.
  13.1      Annual Report to Stockholders for the year ended January 31, 1996
            (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
  21.1      List of Subsidiaries
  23.1      Consent of Independent Auditors (included on page 19 of this Report)
  24.1      Power of Attorney (included on page 18 of this Report)
  27        Financial Data Schedule

- - --------
(1) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
(2) Incorporated by reference to the Registrant's Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996
(3) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992.
  * Denotes a management contract or compensatory plan or arrangement.