Form 10-Q
period 1996-04-30
AUTODESK INC
filed 1996-06-14
CIK 769397

================================================================================


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

For the period ended April 30, 1996
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

               Yes     X                   No   __
                     -----

     As of June 6, 1996, there were 45,852,000 shares of the Registrant's Common Stock outstanding.




================================================================================

                                 AUTODESK, INC.

                                     INDEX




                        PART I.  FINANCIAL INFORMATION

                                                                          Page No.
                                                                          --------

Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Statement of Income
             Three months ended April 30, 1996 and 1995.......................3

            Condensed Consolidated Balance Sheet
             April 30, 1996 and January 31, 1996..............................4

            Condensed Consolidated Statement of Cash Flows
             Three months ended April 30, 1996 and 1995.......................6

            Notes to Condensed Consolidated Financial Statements..............7

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................8


                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings................................................12

Item 6.     Exhibits and Reports on Form 8-K.................................12

            Signatures.......................................................12


PART I.  FINANCIAL INFORMATION
- - ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                AUTODESK, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)



                                                   Three months ended
                                                         April 30
                                              ------------------------------
                                                1996                  1995
                                              -------               --------
Revenues                                      $139,213              $141,777

Direct commissions                               2,932                 3,119
                                              --------              --------
Net revenues                                   136,281               138,658

Costs and expenses:

    Cost of revenues                            17,292                17,285

    Marketing and sales                         49,337                45,003

    Research and development                    22,862                19,166

    General and administrative                  18,665                18,796
                                              --------              --------
       Total costs and expenses                108,156               100,250
                                              --------              --------
Income from operations                          28,125                38,408

Interest and other income, net                   1,426                 2,500
                                              --------              --------
Income before income taxes                      29,551                40,908

Provision for income taxes                      10,491                14,931
                                              --------              --------
Net income                                    $ 19,060              $ 25,977
                                              ========              ========

Net income per share                          $   0.39              $   0.51
                                              ========              ========
Shares used in computing net income per
 share                                          48,640                50,610
                                             =========             =========


                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                 (In thousands)



                                              April 30, 1996    January 31, 1996
                                              ---------------   -----------------
                                                (Unaudited)        (Audited)

Current assets:
  Cash and cash equivalents                        $102,945           $129,305

  Marketable securities                              71,050             64,001

  Accounts receivable, net                          107,038             93,919

  Inventories                                         9,900              9,685

  Deferred income taxes                              34,616             33,769

  Prepaid expenses and other current assets          16,521             17,155
                                                   --------           --------
    Total current assets                            342,070            347,834
                                                   --------           --------
Marketable securities, including a restricted
 balance of $28,000 at April 30, 1996
 and January 31, 1996                                88,027             79,096

Computer equipment, furniture, and
 leasehold improvements:
  Computer equipment and furniture                  109,831            106,643

  Leasehold improvements                             21,577             21,100

  Accumulated depreciation                          (83,010)           (78,778)
                                                   --------           --------
    Net computer equipment, furniture, and
     leasehold improvements                          48,398             48,965

Capitalized software and purchased
 technologies                                        20,103             22,141

Other assets                                         21,601             19,893
                                                   --------           --------
                                                   $520,199           $517,929
                                                   ========           ========



                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)



                                           April 30, 1996   January 31, 1996
                                           ---------------  -----------------
                                             (Unaudited)        (Audited)
Current liabilities:
  Accounts payable                            $ 23,953           $ 24,547

  Accrued compensation                          18,201             22,441

  Accrued income taxes                          68,315             65,517

  Other accrued liabilities                     32,784             31,790
                                              --------           --------
    Total current liabilities                  143,253            144,295
                                              --------           --------

Deferred income taxes                            3,617              1,912

Litigation accrual                              28,100             27,640

Other liabilities                                1,820              1,754


Stockholders' equity:
  Common stock                                 149,193            140,765

  Retained earnings                            186,992            191,109

  Foreign currency translation adjustment        7,224             10,454
                                              --------           --------

    Total stockholders' equity                 343,409            342,328
                                              --------           --------
                                              $520,199           $517,929
                                              ========           ========




                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                Three months ended
                                                                     April 30,
                                                          -----------------------------
                                                            1996                 1995
                                                          -------               -------
Operating activities

  Net income                                              $ 19,060             $ 25,977

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                            7,501                6,656

    Changes in operating assets and liabilities            (12,922)             (16,966)
                                                          --------             --------
Net cash provided by operating activities                   13,639               15,667
                                                          --------             --------

Investing activities

  Purchases of available-for-sale marketable
   securities, net                                         (15,980)             (47,758)

  Purchases of computer equipment, furniture and
   leasehold improvements                                   (3,809)              (6,293)

  Other                                                     (5,594)              12,531
                                                          --------             --------
Net cash used in investing activities                      (25,383)             (41,520)
                                                          --------             --------

Financing activities

  Proceeds from issuance of common stock                    10,211               22,590

  Repurchase of common stock                               (21,965)             (21,415)

  Dividends paid                                            (2,862)              (2,856)
                                                          --------             --------
Net cash used in financing activities                      (14,616)              (1,681)
                                                          --------             --------
Net decrease in cash and cash equivalents                  (26,360)             (27,534)

Cash and cash equivalents at beginning of year             129,305              195,038
                                                          --------             --------
Cash and cash equivalents at end of quarter               $102,945             $167,504
                                                          ========             ========



                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended April 30, 1996 and April 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by Autodesk pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

Results of Operations

Net revenues. Autodesk's worldwide net revenues in the first quarter of fiscal year 1997 were $136.3 million compared to $138.7 million in the prior fiscal year, a decrease of 2 percent. The lower revenues resulted principally from lower sales of AutoCAD updates and, to a lesser extent, from lower revenues and unit shipments of new AutoCAD licenses. First quarter revenues in fiscal year 1997 as compared to the same period in the prior fiscal year were adversely impacted by approximately $5 million resulting from the stronger value of the dollar relative to international currencies. These decreases were partially offset by revenues from new and enhanced products introduced during the quarter, most notably Autodesk Mechanical Desktop and 3D Studio MAX. First quarter net revenues in fiscal year 1997 as compared to fiscal year 1996 increased by 8 percent and 3 percent in Europe and Asia/Pacific, respectively, offset by a 14 percent decrease in the Americas resulting from lower sales of AutoCAD software. Consolidated revenues derived from AutoCAD and AutoCAD updates represented approximately 75 percent of consolidated revenues in the first quarter of fiscal year 1997 as compared to approximately 80 percent in the same period of the prior fiscal year. International sales, including exports from the US, accounted for approximately 70 percent of the Company's revenues in the first quarter of fiscal year 1997 as compared to 66 percent for the first quarter of fiscal year 1996.

The Company currently intends to release a variety of new and upgraded products during the balance of fiscal year 1997 and expects revenues to increase modestly on a sequential basis. Delays in the introduction of new or enhanced products or failure to achieve significant customer acceptance for these new products may have a material adverse effect on the Company's revenues and consolidated results of operations in future periods. A continued slowdown in sales in the Americas, particularly in the US, and softness in the German market and the potential risk that such conditions may carry over to other European markets where the Company operates, could also have a material adverse effect on the Company's business and consolidated results of operations. The foregoing forward-looking information is based upon current expectations of the Company. Actual results could differ materially for the reasons noted and due to other risks, including but not limited to those mentioned above and otherwise discussed under "Certain Factors Which May Impact Future Operating Results," page 9.

Cost of revenues. Cost of revenues as a percentage of net revenues increased in the first quarter of fiscal 1997 to 13 percent from 12 percent in the first quarter of the prior fiscal year. This increase resulted from increased royalty payments associated with sales of Autodesk Mechanical Desktop and 3D Studio MAX. In the future, the Company expects that cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology embedded in the Company's products, the geographic distribution of sales, and sales of product updates, which have lower gross margins than commercial versions of the Company's software products.

Marketing and sales. Marketing and sales expenses increased from 32 percent of net revenues in the first quarter of fiscal year 1996 to 36 percent in the first quarter of fiscal year 1997. Actual spending increased 10 percent as a result of higher employee costs as well as marketing and sales costs associated with the launch of the Autodesk Mechanical Desktop and 3D Studio MAX products. The Company expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote Autodesk's competitive position. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses as a percentage of net revenues for the first quarter of fiscal year 1997 increased to 17 percent from 14 percent in the first quarter of the prior fiscal year. Actual research and development spending increased by 19 percent in absolute dollars on a year over year basis due to the addition of software engineers and increased personnel costs, costs associated with the development of new and enhanced products, and the translation of certain of these products into foreign languages. The Company anticipates that research and development expenses will increase in fiscal year 1997 over the prior fiscal year as a result of product development efforts by the Company's market groups. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 14 percent of net revenues in the first quarter of both fiscal years 1997 and 1996. Expenses decreased 1 percent in absolute dollars over the same period in the prior fiscal year resulting primarily from lower professional fees and occupancy costs, partially offset by higher personnel costs and expenses incurred to support the Company's increased operations and infrastructure. The Company currently expects that general and administrative expenses will increase at approximately the same rate as, or slightly below, anticipated revenue growth to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems.

Interest and other income. Interest and other income in the first quarter was $1.4 million, including foreign currency losses of approximately $60,000 compared to $2.5 million in the same quarter of the prior fiscal year, which included foreign currency gains of approximately $190,000. Interest income for the quarter was $2.0 million, a decrease of approximately $830,000 from the same period in the prior fiscal year resulting from lower average cash balances and lower interest rates on the Company's international investment portfolio when compared to the same period in the prior fiscal year.

Provision for income taxes. The Company's effective income tax rate was 35.5 percent in the first quarter of fiscal year 1997 as compared 36.5 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate is principally attributable to increased foreign earnings which are taxed at rates lower than the US statutory rate.


Certain Risk Factors Which May Impact Future Operating Results

Autodesk operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results from operations.

Fluctuations in quarterly operating results. The Company has experienced some fluctuations in operating results in interim periods in certain geographic regions due to seasonality and general economic conditions in these markets. The Company's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period while the Asia/Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

The Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the third month of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Any revenue shortfall below expectations could have an immediate and significant adverse effect on results of operations.

Similarly, shortfalls in Autodesk's revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the Company's stock price is subject to the volatility generally associated with software and technology stocks and may also be affected by broader market trends unrelated to performance.

Product concentration. Autodesk derives a substantial portion of its revenues from sales of AutoCAD, AutoCAD updates, and adjacent computer-aided design ("CAD") products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD updates, including such factors as market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations and financial condition.

A substantial portion of the Company's CAD sales, including sales of AutoCAD and AutoCAD updates, are used by the Architecture, Engineering, and Construction ("AEC") industry. The Company's product sales to the AEC markets, particularly in the US and Germany, relative to the recent past, have slowed and short-term growth in these markets is uncertain. Further contraction in the AEC industry in these countries or other markets where the Company operates could have a material adverse effect on Autodesk's business and consolidated results of operations in future periods.

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. Delays or difficulties with new product introductions or product enhancements planned for release in fiscal year 1997 could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in the market for design, multimedia, data management, or data publishing software products could also have a negative impact on the Company's business and consolidated results of operations.

The software products offered by the Company are internally complex and may contain errors or defects ("bugs"), especially when first introduced. Despite extensive product testing and quality control, there can be no assurance that defects and errors will not be found in the Company's products. Such defects or errors could result in damage to the Company's reputation, loss of revenues, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

Certain of the Company's product development activities are performed by independent firms and contractors while other technologies are licensed from third parties. Autodesk generally either owns or has an exclusive license for use of the software developed by third parties. Because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to Autodesk in the future. Similarly, there can be no assurance that the Company will be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could have a material adverse effect on the Company's business and consolidated results of operations.

International revenues. The Company anticipates that international revenues will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international sales include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where Autodesk does business. The Company's international results may also be impacted by general economic and political conditions in these foreign markets. There can be no assurance that these and other factors will not have a material and adverse effect on the Company's future international sales and consequently on the Company's business and consolidated results of operations.

Dependence on distribution channels. The Company sells its software products primarily to distributors and dealers (value-added resellers or "VARs"). Autodesk's ability to effectively distribute its products depends in part upon the financial and business condition of its VAR network. Although the Company has not to date experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties especially during times of economic contraction and may do so in the future. The loss of or a significant reduction in business with any one of the Company's major international distributors or large US dealers could have a material adverse effect on the Company's business and consolidated results of operations in future periods.

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, the Company permits its VARs to return product in certain instances, generally during periods of product transition and update cycles. In fiscal year 1996, the Company experienced a higher level of product returns than in prior periods, most notably in the US, which management attributed to performance issues associated with initial versions of AutoCAD Release 13 software. In the first quarter of fiscal year 1997, the Company continued to experience a high level of product returns relative to prior years due to transition and update cycles related to the Company's software products. Autodesk establishes allowances, including allowances for stock balancing and product rotation, based on estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions, and other factors. While the Company maintains strict measures to monitor channel inventories and to provide appropriate allowances, actual product returns may differ from the Company's reserve estimates, and such differences could be material to Autodesk's consolidated financial statements.

Intellectual property. The Company protects its intellectual property through copyright, trade secret, patent, and trademark laws. There can be no assurance that such measures will be adequate to protect the Company's proprietary intellectual property or that claims or infringement of third parties' intellectual property rights will not occur. Costs incurred in the future to litigate intellectual property ownership or to acquire license rights could negatively impact future results of operations.


Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments, and US treasury notes, totaled $262.0 million at April 30, 1996 compared to $272.4 million at January 31, 1996. (Both amounts include a restricted balance of $28.0 million related to a litigation judgment which is being appealed. See Part II,
Item 1 of this report.) During the quarter, the Company generated $13.6 million in cash from operations and realized cash proceeds of $10.2 million from the issuance of shares through employee stock option and stock purchase programs. These increases were offset by cash used to purchase 587,000 shares of the Company's stock under an ongoing, systematic repurchase program ($22.0 million); to purchase computer equipment, furniture, and leasehold improvements ($3.8 million); and to pay dividends on the Company's common stock ($2.9 million).

The Company's principal commitments at April 30, 1996, consisted of obligations under operating leases for facilities.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; dividend payments; repurchases of the Company's common stock; and the possible acquisition of businesses, software products, or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1997.



PART II.  OTHER INFORMATION
- - ---------------------------


Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended January 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1996.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 13, 1996

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