Form 10-Q
period 1996-07-31
AUTODESK INC
filed 1996-09-16
CIK 769397

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

FOR THE PERIOD ENDED JULY 31, 1996

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     As of September 6, 1996, there were 45,648,000 shares of the Registrant's Common Stock outstanding.

===============================================================================

                                 AUTODESK, INC.

                                     INDEX

                          PART I.  FINANCIAL INFORMATION
                                                                       Page No.
                                                                       --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Income
          Three and six months ended July 31, 1996 and 1995...........     3

         Condensed Consolidated Balance Sheet
          July 31, 1996 and January 31, 1996..........................     4

         Condensed Consolidated Statement of Cash Flows
          Six months ended July 31, 1996 and 1995.....................     6

         Notes to Condensed Consolidated Financial Statements.........     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     8

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................     14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................     15

         SIGNATURES...................................................     15

PART I.  FINANCIAL INFORMATION
- - ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 AUTODESK, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                      Three months ended     Six months ended
                                           July 31,              July 31,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
Revenues                              $132,594   $143,947   $271,807   $285,724

Direct commissions                       3,849      3,261      6,781      6,380
                                      --------   --------   --------   --------
Net revenues                           128,745    140,686    265,026    279,344

Costs and expenses:
  Cost of revenues                      16,622     17,362     33,914     34,647

  Marketing and sales                   50,555     45,895     99,892     90,898

  Research and development              22,947     19,496     45,809     38,662

  General and administrative            18,269     19,036     36,934     37,832

  Charge for acquired in-process
   research and development              3,229          -      3,229          -
                                      --------   --------   --------   --------
                                       111,622    101,789    219,778    202,039
                                      --------   --------   --------   --------
Income from operations                  17,123     38,897     45,248     77,305

Interest and other income, net           1,441      2,551      2,867      5,051
                                      --------   --------   --------   --------
Income before income taxes              18,564     41,448     48,115     82,356

Provision for income taxes               7,919     15,149     18,410     30,080
                                      --------   --------   --------   --------
Net income                            $ 10,645   $ 26,299   $ 29,705   $ 52,276
                                      --------   --------   --------   --------
Net income per share                      $.22       $.52       $.62      $1.03
                                      --------   --------   --------   --------
Shares used in computing
  net income per share                  47,570     50,460     48,100     50,535
                                      --------   --------   --------   --------

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)

                                                                     July 31, 1996       January 31, 1996
                                                                     -------------       ----------------
                                                                      (Unaudited)           (Unaudited)
Current assets:
  Cash and cash equivalents                                              $116,803            $129,305

  Marketable securities                                                    76,428              64,001

  Accounts receivable, net                                                 87,873              93,919

  Inventories                                                              10,979               9,685

  Deferred income taxes                                                    30,048              33,769

  Prepaid expenses and other current assets                                18,470              17,155
                                                                         --------            --------
    Total current assets                                                  340,601             347,834
                                                                         --------            --------
Marketable securities, including a restricted balance
  of $28,000 at July 31, 1996 and January 31, 1996                         80,406              79,096

Computer equipment, furniture, and leasehold improvements:
  Computer equipment and furniture                                        114,692             106,643

  Leasehold improvements                                                   17,749              21,100

  Accumulated depreciation                                                (83,704)            (78,778)
                                                                         --------            --------
    Net computer equipment, furniture, and
     leasehold improvements                                                48,737              48,965

Capitalized software and purchased technologies                            19,516              22,141

Other assets                                                               21,505              19,893
                                                                         --------            --------
                                                                         $510,765            $517,929
                                                                         --------            --------

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                  July 31, 1996    January 31, 1996
                                                  --------------   -----------------
                                                    (Unaudited)         (Audited)
Current liabilities:
  Accounts payable                                  $ 25,037            $ 24,547
  Accrued compensation                                19,951              22,441
  Accrued income taxes                                68,917              65,517
  Other accrued liabilities                           36,361              31,790
                                                    --------            --------
    Total current liabilities                        150,266             144,295
                                                    --------            --------

Deferred income taxes                                  1,660               1,912
Litigation accrual                                    28,561              27,640
Other liabilities                                      1,871               1,754


Stockholders' equity:
  Common stock                                       150,214             140,765
  Retained earnings                                  176,815             191,109
  Foreign currency translation adjustment              1,378              10,454
                                                    --------            --------
    Total stockholders' equity                       328,407             342,328
                                                    --------            --------
                                                    $510,765            $517,929
                                                    --------            --------

                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Six months ended
                                                                                               July 31,
                                                                                        --------------------
                                                                                          1996        1995
                                                                                        ---------   --------
Operating activities
 Net income                                                                             $ 29,705    $ 52,276
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         15,957      13,589
    Charge for acquired in-process research and development                                3,229           -
    Changes in operating assets and liabilities, net of
     business combinations                                                                11,721     (18,957)
                                                                                        --------    --------
Net cash provided by operating activities                                                 60,612      46,908
                                                                                        --------    --------

Investing activities
  Purchases of available-for-sale marketable securities, net                             (13,737)    (49,245)
  Purchases of computer equipment, furniture and leasehold improvements                   (8,825)     (9,570)
  Business combinations, net of cash acquired                                             (6,689)          -
  Other                                                                                   (9,830)     13,457
                                                                                        --------    --------
Net cash used in investing activities                                                    (39,081)    (45,358)
                                                                                        --------    --------

Financing activities
  Proceeds from issuance of common stock                                                  13,051      35,090
  Repurchase of common stock                                                             (41,489)    (48,836)
  Dividends paid                                                                          (5,595)     (5,678)
                                                                                        --------    --------
Net cash used in financing activities                                                    (34,033)    (19,424)
                                                                                        --------    --------
Net decrease in cash and cash equivalents                                                (12,502)    (17,874)
Cash and cash equivalents at beginning of year                                           129,305     195,038
                                                                                        --------    --------
Cash and cash equivalents at end of quarter                                             $116,803    $177,164
                                                                                        --------    --------

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements at July 31, 1996 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The results of operations for the three and six months ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

2. During the six months ended July 31, 1996, the Company acquired assets from Creative Imaging Technologies, Inc. ("CIT"), and CadZooks, Inc., as well as the outstanding stock of Teleos Research ("Teleos"). The aggregate cash purchase price for these three transactions was $6.7 million. Additional consideration may also be payable to the former shareholders of Teleos and CIT based on product milestones and operating results. These acquisitions were accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software and purchased technologies, and intangible assets. Approximately $3.2 million of the Teleos purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and was included as a one-time charge to operations in the second quarter of fiscal year 1997.

   The operating results of the acquired entities, which have not been material in relation to those of the Company, have been included in the consolidated financial results from their respective acquisition dates.

3. In August 1996, the Company announced a stock repurchase program under which the Company may purchase up to 5 million shares of common stock in open market transactions as market and business conditions warrant. The Company may also utilize equity options as part of the repurchase program. This program is in addition to shares previously reserved pursuant to an on-going and systematic repurchase plan to reduce the dilutive effect of common stock to be issued under the Company's stock plans.

   In connection with the new repurchase program, the Company sold 3 million put warrants to an independent third party in September 1996 that entitle the holder of the warrants to sell one share of common stock to the Company at a fixed price per share. Additionally, the Company purchased 2 million call options that entitle the Company to buy one share of its common stock at a fixed price per share. The put warrants and call options expire in September 1997. The amount related to the Company's maximum potential repurchase obligation under the put warrants will be reclassified from stockholders' equity to put warrants. The pro-forma impact of this reclassification has not been presented in the accompanying condensed consolidated balance sheet as of July 31, 1996. The Company has the right to settle the put warrants with stock or a cash settlement equal to the difference between the exercise price and market value at the date of exercise.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 1996 and 1995
- - -----------------------------------------

Net revenues. Autodesk's worldwide net revenues in the second quarter of fiscal year 1997 were $128.7 million compared to $140.7 million in the prior fiscal year, a decrease of 8 percent. The lower revenues resulted principally from lower revenues and unit shipments of new AutoCAD licenses as the current version, AutoCAD Release 13, which began shipping in the fourth quarter of fiscal year 1995, experiences a slow down in sales as it enters the latter stages of its life cycle. Second quarter revenues in fiscal year 1997 as compared to the same period in the prior fiscal year were also adversely impacted by approximately $6 million resulting from the stronger value of the dollar relative to international currencies, most notably the Japanese yen. These decreases were partially offset by higher sales of new and enhanced products introduced during the first half of fiscal year 1997, including Autodesk Mechanical Desktop, 3D Studio MAX, and AutoCAD LT for Windows 95, as well as increased AutoCAD update revenues. Second quarter net revenues in fiscal year 1997 as compared to fiscal year 1996 decreased by 18 percent and 7 percent in the Americas and Europe, respectively, resulting from lower AutoCAD shipments and revenues in both regions as well as softness in the German economy. Consolidated revenues derived from AutoCAD and AutoCAD updates represented approximately 70 percent of consolidated revenues in the second quarter of fiscal year 1997 as compared to approximately 75 percent in the same period of the prior fiscal year. Partially offsetting the decreases in Europe and the Americas was a 7 percent increase in Asia/Pacific revenues which posted higher revenues from sales of the Company's mechanical and multimedia product offerings. International sales, including exports from the US, accounted for approximately 66 percent of the Company's revenues in the second quarter of fiscal year 1997 as compared to 63 percent for the second quarter of fiscal year 1996.

Direct commissions paid to dealers represented 3 percent of net revenues in the second quarter of fiscal year 1997 as compared to 2 percent in the same period of the prior fiscal year. The increase in direct commissions, both in absolute dollars and as a percentage of net revenues, resulted from higher sales to major accounts and US educational institutions.

The Company believes that net revenues in its third fiscal quarter ending October 31, 1996 will be negatively impacted by an anticipated reduction in sales of AutoCAD and related updates as AutoCAD Release 13 enters into the latter stages of its product life cycle and due to seasonal slowdowns in Europe and Asia/Pacific. Accordingly, the Company expects revenues to decrease by approximately 5 to 10 percent in its third fiscal quarter ending October 31, 1996 and currently estimates that fiscal year 1997 consolidated revenues will be below fiscal year 1996 revenues. While the Company expects that new products introduced in recent quarters, including 3D Studio MAX, AutoCAD LT for Windows 95, and Autodesk Mechanical Desktop, as well as products expected to be introduced during the last half of fiscal year 1997, will partially offset the decrease in AutoCAD revenues, delays in the introduction of these products or failure to achieve significant customer acceptance for these new products may have a material adverse effect on the Company's revenues and consolidated results of operations in future periods. Additionally, continued softness in the Americas, particularly in the US, and in various European markets could also have a material adverse effect on the Company's business and consolidated results of operations.

The foregoing forward-looking information is based upon current expectations of the Company. Actual results could differ materially for the reasons noted and due to other risks, including but not limited to those mentioned above and otherwise discussed under "Certain Factors Which May Impact Future Operating Results," page 11.

Cost of revenues. Cost of revenues as a percentage of net revenues increased in the second quarter of fiscal 1997 to 13 percent from 12 percent in the second quarter of the prior fiscal year. This increase resulted from a change in the mix of product sales which included increased update sales of AutoCAD and AutoCAD LT for Windows 95, which have lower gross margin than commercial versions of these products, and, to a lesser extent, costs associated with the transition of certain European software manufacturing from Switzerland to Ireland. In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology embedded in the Company's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses increased from 33 percent of net revenues in the second quarter of fiscal year 1996 to 39 percent in the second quarter of fiscal year 1997. Actual spending increased 10 percent as a result of higher employee costs as well as marketing and sales costs associated with the launch of AutoCAD LT for Windows 95 and AutoCAD Map Release 1.0, which was released at the end of the second fiscal quarter. The Company expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote Autodesk's competitive position. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses as a percentage of net revenues for the second quarter of fiscal year 1997 increased to 18 percent from 14 percent in the second quarter of the prior fiscal year. Actual research and development spending increased by 18 percent in absolute dollars on a year over year basis due to the addition of software engineers and increased personnel costs, costs associated with the development of new and enhanced products, and the translation of certain of these products into foreign languages. The Company anticipates that research and development expenses will increase in fiscal year 1997 over the prior fiscal year as a result of acquisitions and product development efforts by the Company's market groups. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 14 percent of net revenues in the second quarter of both fiscal years 1997 and 1996. Expenses decreased 4 percent in absolute dollars over the same period in the prior fiscal year resulting primarily from lower professional fees. The Company currently expects that general and administrative expenses will increase moderately in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems.

Charge for acquired in-process research and development. In June 1996, the Company acquired the outstanding stock of Teleos Research ("Teleos") in exchange for cash. The transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software and intangible assets. Approximately $3.2 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operating expenses in the second quarter of fiscal year 1997.

In August 1996, the Company acquired certain assets of Argus Technologies, Inc. ("Argus"), a Canadian Company engaged in the development of mapping software and geographic information systems technology for use on the Internet and corporate intranets. The acquisition has been accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software and purchased technologies, and intangible assets and is expected to include a one-time charge of approximately $1.5 million to $2.0 million for the value of acquired in-process research and development. The results of Argus will be included in the Company's consolidated financial results from the acquisition date. In the near term, the Company expects the operating expenses associated with the Argus acquisition and the acquisitions completed during the first half of fiscal year 1997 will exceed revenues, resulting in a negative impact of up to $0.02 per share in each of the third and fourth quarters of the current fiscal year, exclusive of the anticipated one-time charge for in-process research and development related to the Argus transaction.

Interest and other income. Interest and other income in the second quarter of fiscal year 1997 was $1.4 million, including foreign currency losses of approximately $173,000, compared to $2.6 million in the same quarter of the prior fiscal year, which included foreign currency gains of approximately $470,000. Interest income for the second quarter of fiscal year 1997 was $1.6 million, a decrease of approximately $1.1 million from the same period in the prior fiscal year resulting from lower average cash balances and lower interest rates on the Company's international investment portfolio when compared to the same period in the prior fiscal year.

Provision for income taxes. The Company's effective income tax rate was 42.7 percent in the second quarter of fiscal year 1997 as compared to 36.5 percent in the same quarter of the prior fiscal year. The increase in the effective income tax rate resulted from a one-time charge for in-process acquired research and development recorded during the quarter which is not deductible for income tax purposes, partially offset by a reduction in the effective income tax rate due to increased foreign earnings which are taxed at rates lower than the US statutory rate.

Six Months Ended July 31, 1996 and 1995
- - ---------------------------------------

Net revenues. Autodesk's net revenues for the six months ended July 31, 1996 were $265.0 million which represented a five percent decrease from the same period of the prior fiscal year. The decrease resulted from revenue decreases in all geographies, most notably a 14 percent decrease in the Americas and an 11 percent decrease in Europe, principally due to lower sales of AutoCAD and AutoCAD updates. Net revenues for the first six months of fiscal year 1997 were also negatively affected by approximately $11.4 million due to changes in foreign exchange rates when compared to the same period in the prior fiscal year. These decreases were partially offset by revenues from new and enhanced products introduced during the first half of fiscal year 1997, most notably Autodesk Mechanical Desktop, AutoCAD LT for Windows 95, and 3D Studio MAX.

Cost of revenues. Cost of revenues as a percentage of net revenues for the six months ended July 31, 1996 was 13 percent as compared to 12 percent for the same period of the prior fiscal year. The increase resulted from increased royalty payments associated with Autodesk Mechanical Desktop and 3D Studio MAX and a higher percentage of revenues from update sales of AutoCAD and AutoCAD LT.

Operating expenses. Operating expenses for the Company's marketing and sales, research and development, and general and administrative functions for the six months ended July 31, 1996 increased approximately 9 percent to $182.6 million as compared to $167.4 million for the same period of the prior fiscal year. The growth in operating expenses from the prior fiscal year was due to increased headcount, higher spending to support the marketing and development of new and enhanced products, expenditures to support the Company's market group structure, and increased spending in order to support the Company's increased operations and related infrastructure.

Operating expenses for the first half of fiscal year 1997 included a one-time charge of $3.2 million for acquired in-process research and development associated with the Teleos acquisition.

Interest and other income. Interest and other income for the six months ended July 31, 1996 was $2.9 million as compared to $5.1 million in the same period of the prior fiscal year. Interest income was $3.1 million for the first six months of fiscal year 1997 as compared to $5.6 million in the same period of the prior fiscal year. The decrease in interest income from the same period of the prior fiscal year resulted from lower average cash balances and lower interest rates on the Company's international investment portfolio.

Income taxes. The Company's effective income tax rate was 38.3 percent in the first half of fiscal year 1997 as compared to 36.5 percent in the same period of the prior fiscal year. The increase in the effective income tax rate resulted from a one-time charge for acquired in-process research and development recorded in the second quarter of fiscal year 1997 which is not deductible for income tax purposes, partially offset by a reduction in the effective income tax rate attributable to increased foreign earnings which are taxed at rates lower than the US statutory rate.

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

Autodesk operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

Fluctuations in quarterly operating results. The Company has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality and general economic conditions in these markets. The Company's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period while the Asia/Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

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

Similarly, shortfalls in Autodesk's revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the Company's stock price is subject to the volatility generally associated with software and technology stocks and may also be affected by broader market trends unrelated to the Company's performance.

Product concentration. Autodesk derives a substantial portion of its revenues from sales of AutoCAD, AutoCAD updates, and adjacent computer-aided design ("CAD") products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD updates, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations and financial condition. The current version of AutoCAD, AutoCAD Release 13, is entering the latter stages of its product life cycle which is expected to result in lower AutoCAD sales and unit shipments in future periods.

A substantial portion of the Company's CAD sales, including sales of AutoCAD and AutoCAD updates, are used by the Architecture, Engineering, and Construction ("AEC") industry. The Company's product sales to the AEC markets, particularly in the US and parts of Euorpe, relative to prior periods, have slowed due in part to general market conditions and short-term growth is not anticipated for these markets. Contraction in the AEC industry in other markets where the Company operates or a greater than anticipated slowdown in the US and parts of Europe, particularly in Germany, could have a material adverse effect on Autodesk's business and consolidated results of operations in future periods.

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. Delays or difficulties with new product introductions or product enhancements planned for release in the second half of fiscal year 1997 could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in the market for design, mapping, multimedia, data management, or data publishing software products could also have a negative impact on the Company's business and consolidated results of operations.

The software products offered by the Company are internally complex and may contain errors or defects ("bugs"), especially when first introduced. Despite extensive product testing and quality control, there can be no assurance that defects and errors will not be found in the Company's products. Such defects or errors could result in damage to the Company's reputation, loss of revenues, or lack of market acceptance of its products, any of which could have a material adverse effect on the Company's business and consolidated results of operations.

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

International revenues. The Company anticipates that international revenues will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international sales include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where Autodesk does business. The Company's international results may also be impacted by general economic and political conditions in these foreign markets. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales and consequently on the Company's business and consolidated results of operations.

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

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, the Company permits its VARs to return product in certain instances, generally during periods of product transition and update cycles. In fiscal year 1996, the Company experienced a higher level of product returns than in prior periods, most notably in the US, which management attributed to performance issues associated with initial versions of AutoCAD Release 13 software. During the first half of fiscal year 1997, the Company continued to experience a high level of product returns relative to prior periods due to transition and update cycles related to the Company's software products. Autodesk establishes allowances, including allowances for stock balancing and product rotation, based on estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions, and other factors. While the Company maintains strict measures to monitor channel inventories and to provide appropriate allowances, actual product returns may differ from the Company's reserve estimates, and such differences could be material to Autodesk's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments, and US treasury notes, totaled $273.6 million at July 31, 1996 compared to $272.4 million at January 31, 1996. (Both amounts include a restricted balance of $28.0 million related to a litigation judgment. See Part II, Item 1 of this report.) During the first six months of fiscal year 1996, the Company generated $60.6 million in cash from operations and realized cash proceeds of $13.1 million from the issuance of shares through employee stock option and stock purchase programs. These increases were partially offset by cash used to purchase 1,152,000 shares of the Company's stock under an ongoing, systematic repurchase program ($41.5 million); to purchase computer equipment, furniture, and leasehold improvements ($8.8 million); to effect businesses combinations ($6.7 million); and to pay dividends on the Company's common stock ($5.6 million).

The Company's principal commitments at July 31, 1996, consisted of obligations under operating leases for facilities.

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

PART II.  OTHER INFORMATION
- - ---------------------------

ITEM 1.   LEGAL PROCEEDINGS

In October 1992, Vermont Microsystems, Inc. ("VMI") filed a complaint against the Company in the US District Court for the District of Vermont, alleging among other things, misappropriation of trade secrets. In October 1994, the case was tried before a Magistrate of the US District Court of Vermont. In December 1994, the US District Court ruled in favor of VMI on the trade secret claim and the Company recorded a litigation charge of $25.5 million as a result of a judgment in this matter. The Company appealed that judgment, and VMI cross-appealed, before the US Court of Appeals for the Second Circuit in January 1996. In July 1996, the Court of Appeals affirmed the lower court's finding of liability but remanded the award for damages back to the US District Court of Vermont to reconsider the appropriate calculation of damages. VMI's cross-appeal was denied by the appellate court. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 27, 1996, the following individuals were elected to the Board of Directors:

                                                      Votes For       Votes Withheld
                                                      ----------      --------------
 Carol A. Bartz                                       39,233,736        6,944,160
 Mark A. Bertelsen                                    39,236,035        6,941,861
 Crawford W. Beveridge                                39,237,083        6,940,813
 J. Hallam Dawson                                     39,236,496        6,941,400
 Jerre Stead                                          39,236,407        6,941,489
 Mary Alice Taylor                                    39,234,353        6,943,543
 Morton Topfer                                        39,233,897        6,943,999

The following proposals were approved at the Company's Annual Meeting:

                                                      Affirmative         Negative          Votes
                                                         Votes             Votes           Withheld
                                                      -----------         --------         --------
 1. Proposal to adopt the Company's 1996
    Stock Plan and reservation of 1,500,000
    additional shares of the Company's Common
    Stock for issuance thereunder plus any
    previously authorized but unissued shares
    remaining under the Company's 1987 Stock
    Option Plan.                                       27,604,848         10,609,583        7,963,465

 2. Amendment of the Company's Employee Qualified
    Stock Purchase Plan, increasing the reserved
    shares by 500,000 and to increase the maximum
    permitted payroll deduction level to fifteen
    percent of an employee's compensation.             37,962,720            845,309        7,369,867


                                                      Affirmative         Negative          Votes
                                                         Votes             Votes           Withheld
                                                      -----------         --------         --------

 3. Amendment of the Company's 1990 Directors'
    Stock Option Plan, including an increase
    in the reserved shares by 200,000.                 28,328,825         10,468,604       7,380,467

 4. Ratify the appointment of Ernst & Young LLP
    as independent auditors for the fiscal year
    ending January 31, 1997.                           39,424,325             52,802       6,700,769

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  September 12, 1996

                                    AUTODESK, INC.
                                    (Registrant)


                                    /s/ CAROL A. BARTZ
                                    ------------------
                                    Carol A. Bartz
                                    Chairman and Chief Executive Officer


                                    /s/ JOHN E. CALONICO
                                    --------------------
                                    John E. Calonico
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)