Form 10-Q
period 1996-10-31
AUTODESK INC
filed 1996-12-16
CIK 769397

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE PERIOD ENDED OCTOBER 31, 1996

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

               Yes    X         No
                     ----          ----

     As of December 13, 1996, there were 44,882,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                    Page No.
                                                                    --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Income
           Three and Nine months ended October 31, 1996 and 1995...   3

         Condensed Consolidated Balance Sheet
           October 31, 1996 and January 31, 1996...................   4

         Condensed Consolidated Statement of Cash Flows
           Nine months ended October 31, 1996 and 1995.............   6

         Notes to Condensed Consolidated Financial Statements......   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................   9

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................  15

         SIGNATURES................................................  16

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 AUTODESK, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)



                                      Three months ended     Nine months ended
                                          October 31,           October 31,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
Revenues                              $119,735   $131,779   $391,542   $417,503

Direct commissions                       3,088      3,242      9,869      9,622
                                      --------   --------   --------   --------
Net revenues                           116,647    128,537    381,673    407,881

Costs and expenses:
  Cost of revenues                      15,220     16,118     49,134     50,765

  Marketing and sales                   50,233     46,246    150,125    137,144

  Research and development              23,662     19,584     69,471     58,246

  General and administrative            18,521     18,543     55,455     56,375

  Charge for acquired in-process
   research and development              1,509          -      4,738          -
                                      --------   --------   --------   --------
                                       109,145    100,491    328,923    302,530
                                      --------   --------   --------   --------

Income from operations                   7,502     28,046     52,750    105,351

Interest and other income, net           1,604      2,201      4,471      7,252
                                      --------   --------   --------   --------
Income before income taxes               9,106     30,247     57,221    112,603

Provision for income taxes               3,233     11,040     21,643     41,120
                                      --------   --------   --------   --------
Net income                            $  5,873   $ 19,207   $ 35,578   $ 71,483
                                      ========   ========   ========   ========
Net income per share                      $.13       $.38       $.75      $1.41
                                      ========   ========   ========   ========
Shares used in computing
  net income per share                  45,410     50,180     47,480     50,520
                                      ========   ========   ========   ========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)

                                                                October 31, 1996    January 31, 1996
                                                                -----------------   -----------------
                                                                   (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents                                             $ 87,759            $129,305
  Marketable securities                                                   72,842              64,001
  Accounts receivable, net                                                86,384              93,919
  Inventories                                                              9,012               9,685
  Deferred income taxes                                                   26,791              33,769
  Prepaid expenses and other current assets                               16,086              17,155
                                                                        --------            --------
    Total current assets                                                 298,874             347,834
                                                                        --------            --------
Marketable securities, including a restricted balance
  of $28,000 at October 31, 1996 and January 31, 1996                     93,265              79,096
Computer equipment, furniture, and leasehold improvements:
  Computer equipment and furniture                                       104,574             106,643
  Leasehold improvements                                                  19,574              21,100
  Accumulated depreciation                                               (75,794)            (78,778)
                                                                        --------            --------
    Net computer equipment, furniture, and
      leasehold improvements                                              48,354              48,965
Capitalized software and purchased technologies                           17,768              22,141
Other assets                                                              18,902              19,893
                                                                        --------            --------
                                                                        $477,163            $517,929
                                                                        ========            ========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                               October 31, 1996    January 31, 1996
                                               -----------------   -----------------
                                                  (Unaudited)          (Audited)
Current liabilities:
  Accounts payable                                     $ 22,486            $ 24,547
  Accrued compensation                                   18,258              22,441
  Accrued income taxes                                   62,774              65,517
  Other accrued liabilities                              34,082              31,790
                                                       --------            --------
    Total current liabilities                           137,600             144,295
                                                       --------            --------

Deferred income taxes                                       275               1,912
Litigation accrual                                       29,021              27,640
Other liabilities                                         1,907               1,754
Put warrants                                             64,500                   -
Stockholders' equity:
  Common stock                                          141,472             140,765
  Retained earnings                                     103,640             191,109
  Foreign currency translation adjustment                (1,252)             10,454
                                                       --------            --------
    Total stockholders' equity                          243,860             342,328
                                                       --------            --------
                                                       $477,163            $517,929
                                                       ========            ========

                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Nine months ended
                                                                                            October  31,
                                                                                        ---------------------
                                                                                          1996        1995
                                                                                        ---------   ---------
Operating activities
 Net income                                                                             $ 35,578    $ 71,483
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                          24,998      20,195
   Charge for acquired in-process research and development                                 4,738           -
   Changes in operating assets and liabilities, net of
business combinations                                                                      6,960      (9,629)
                                                                                        --------    --------
Net cash provided by operating activities                                                 72,274      82,049
                                                                                        --------    --------

Investing activities
 Purchases of available-for-sale marketable securities, net                              (23,010)    (55,141)
 Purchases of computer equipment, furniture and leasehold improvements                   (15,304)    (13,987)
 Business combinations, net of cash acquired                                              (9,653)     (7,194)
 Capitalization of software costs and other                                               (8,338)     16,936
                                                                                        --------    --------
Net cash used in investing activities                                                    (56,305)    (59,386)
                                                                                        --------    --------

Financing activities
 Proceeds from issuance of common stock                                                   17,643      44,419
 Repurchase of common stock                                                              (67,045)    (81,314)
 Dividends paid                                                                           (8,113)     (8,498)
                                                                                        --------    --------
Net cash used in financing activities                                                    (57,515)    (45,393)
                                                                                        --------    --------
Net decrease in cash and cash equivalents                                                (41,546)    (22,730)
Cash and cash equivalents at beginning of year                                           129,305     195,038
                                                                                        --------    --------
Cash and cash equivalents at end of quarter                                             $ 87,759    $172,308
                                                                                        ========    ========

                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements at October 31, 1996 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The results of operations for the three and nine months ended October 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

2. During the nine months ended October 31, 1996, the Company acquired assets from Creative Imaging Technologies, Inc. ("CIT"), CadZooks, Inc., Argus Technologies, Inc. ("Argus"), as well as the outstanding stock of Teleos Research ("Teleos"). The aggregate cash purchase price for these four transactions was $9.7 million. These acquisitions were accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $3.2 million of the Teleos purchase price and $1.5 million of the Argus purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. These amounts were charged to operations during the nine-month period ended October 31, 1996. Additional consideration may also be payable to the former shareholders of CIT, Argus, and Teleos based on product milestones and operating results which are expected to be allocated to intangible assets and amortized on a straight-line basis over two-to-five year periods.

   The operating results of the acquired entities, which have not been material in relation to those of the Company, have been included in the consolidated financial results from their respective acquisition dates.

3. In August 1996, the Company announced a stock repurchase program under which the Company may purchase up to 5 million shares of common stock in open market transactions as market and business conditions warrant. The Company may also utilize equity options as part of its repurchase program. This program is in addition to shares previously reserved pursuant to an on-going and systematic repurchase plan to reduce the dilutive effect of common stock to be issued under the Company's stock option plans.

   In connection with the new repurchase program, the Company sold put warrants to an independent third party in September 1996 that entitle the holder of the warrants to sell three million shares of common stock to the Company at $21.50 per share. Additionally, the Company purchased call options that entitle the Company to buy two million shares of its common stock at $25.50 per share. The put warrants and call options expire in September 1997. The premiums received with respect to the equity options equaled $8.1 million and equaled the premiums paid. Consequently, there was no exchange of cash. The amount related to the Company's maximum potential repurchase obligation under the put warrants has been reclassified from stockholders' equity to put warrants at October 31, 1996. The Company has the right to settle the put warrants with stock or a cash settlement equal to the difference between the exercise price and market value at the date of exercise. These securities had no significant dilutive effect on net income per share for the periods presented.











4. On December 10, 1996, the Company entered into a merger agreement with Softdesk Inc. ("Softdesk"), a leading supplier of AutoCAD-based application software for the architecture, engineering and construction (AEC) market, in a transaction anticipated to be accounted for as a pooling of interests. If the transaction is consummated under the terms of the agreement, Autodesk will issue approximately .44 shares of its common stock for each outstanding share of Softdesk stock, subject to adjustment based on the average closing price of Autodesk's common stock over a specified period preceding the closing date of the transaction. Based upon closing stock prices on December 13, 1996, the transaction is valued at approximately $72 million or $12.00 per share for Softdesk shareholders.

   The merger is expected to close in the first calendar quarter of 1997. The merger is subject to the approval of Softdesk's stockholders and appropriate government agencies. At closing, this transaction is expected to result in one time charges of approximately $10 to $12 million.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 and 1995
--------------------------------------------

Net revenues. Autodesk's worldwide net revenues in the third quarter of fiscal year 1997 were $116.6 million compared to $128.5 million in the prior fiscal year, a decrease of 9 percent. The lower revenues resulted principally from lower unit shipments of AutoCAD and AutoCAD updates as the current version, AutoCAD Release 13, which began shipping in the fourth quarter of fiscal year 1995, experiences a slowdown in sales as it enters the latter stages of its life cycle. Net revenues by geography for the third fiscal quarter were $46.3 million, $26.6 million, and $43.7 million in the Americas, Asia/Pacific, and Europe, respectively. Third quarter revenues in fiscal year 1997 as compared to the same period in the prior fiscal year were also adversely impacted by approximately $2.5 million resulting principally from the stronger value of the dollar relative to foreign currencies, most notably the Japanese yen and the German mark. These decreases were partially offset by higher sales of new and enhanced products introduced during the current fiscal year, including Autodesk Mechanical Desktop, Autodesk Map, and AutoCAD LT for Windows
95. Third quarter net revenues in fiscal year 1997 as compared to fiscal year 1996 decreased by 9 percent and 18 percent in the Americas and Europe, respectively, resulting from lower shipments of AutoCAD and AutoCAD updates. Revenues derived from AutoCAD and AutoCAD updates represented approximately 65 percent of consolidated revenues in the third quarter of fiscal year 1997 as compared to approximately 75 percent in the same period of the prior fiscal year. Revenue decreases included reductions in the US dealer channel as well as reductions in Germany and Switzerland. Partially offsetting the decreases in Europe and the Americas was an 8 percent increase in Asia/Pacific revenues. The increase posted in Asia/Pacific resulted primarily from revenue increases in Japan and South Korea from sales of AutoCAD LT and the Company's multimedia and mechanical product offerings which were partially offset by lower AutoCAD shipments. International sales, including exports from the US, accounted for approximately 63 percent of the Company's revenues in the third quarter of fiscal year 1997 as compared to 64 percent for the third quarter of fiscal year 1996.

The Company believes that net revenues in the coming quarters will be negatively impacted by an anticipated slowdown in sales of AutoCAD and related updates as AutoCAD Release 13 nears the end of its product life cycle. As a result, AutoCAD revenues are expected to continue to decline as a percentage of consolidated revenues. While the Company expects that new products introduced in recent quarters, including 3D Studio MAX, AutoCAD LT for Windows 95, Autodesk Map, and Autodesk Mechanical Desktop, will partially offset the decrease in AutoCAD revenues, the Company currently does not anticipate revenue growth on a sequential basis in the quarter ending January 31, 1997. The Company anticipates, however, that following the commencement of shipping the next release of AutoCAD, which is currently anticipated to occur in the first half of the fiscal year ending January 31, 1998, AutoCAD sales will increase as a percentage of consolidated revenues. While the Company has anticipated a slowdown in AutoCAD revenues based on historical experiences and known market conditions, any variations from the Company's current expectations may have a material impact on the Company's financial results.

Delays in the introduction of the next version of AutoCAD or other new and enhanced products planned for the coming quarters, or failure to achieve significant customer acceptance for these new products may have a material adverse effect on the Company's revenues and consolidated results of operations in future periods. Additionally, continued slowdowns in the Americas, particularly in the US, and in various European markets including Germany and Italy, could also have a material adverse effect on the Company's business and consolidated results of operations.

The foregoing forward-looking information is based upon current expectations of the Company. Actual results could differ materially for the reasons noted and due to other risks, including but not limited to those mentioned above and otherwise discussed under "Certain Factors Which May Impact Future Operating Results," page 12.

Cost of revenues. Cost of revenues as a percentage of net revenues increased approximately one-half percent in the third quarter of fiscal 1997 as compared to the third quarter of the prior fiscal year. Gross margins in the current quarter were adversely impacted by the mix of products sales and to a lesser extent, the impact of increased fixed costs on a lower net revenue base. Revenues from commercial versions of AutoCAD, which historically have yielded a higher gross margin than many of the Company's other commercial products, decreased as a percentage of consolidated revenues. Similarly, AutoCAD LT, which has a lower gross margin than AutoCAD commercial versions, increased as a percentage of total revenues. In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology embedded in the Company's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses increased from 36 percent of net revenues in the third quarter of fiscal year 1996 to 43 percent in the third quarter of fiscal year 1997. Actual spending increased 9 percent as a result of higher employee costs as well as marketing and sales costs associated with the launch of AutoCAD LT for Windows 95, and AutoCAD Map Release 1.0. The Company expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote Autodesk's competitive position. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses as a percentage of net revenues for the third quarter of fiscal year 1997 increased to 20 percent from 15 percent in the third quarter of the prior fiscal year. Actual research and development spending increased by 21 percent in absolute dollars on a year over year basis due to the addition of software engineers and increased personnel costs, costs associated with the development of new and enhanced products, including the next release of AutoCAD, and the translation of certain of these products into foreign languages. The Company anticipates that research and development expenses will increase in fiscal year 1997 over the prior fiscal year as a result of acquisitions and product development efforts by the Company's market groups. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 16 percent of net revenues in the third quarter of the current fiscal year as compared to 14 percent in the same period of fiscal year 1996. Actual spending remained flat between the periods and reflect increased costs associated with recent acquisitions offset by lower professional fees. The Company currently expects that general and administrative expenses will increase moderately in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems, and to a lesser extent, as a result of recent acquisitions. During the quarter ending January 31, 1997, the Company expects to incur $500,000 to $1,000,000 in expenses associated with its merger agreement with Softdesk, Inc., a leading supplier of AutoCAD-based application software for the architecture, engineering and construction (AEC) market. This transaction, which is anticipated to be accounted for as a pooling of interests, is expected to close in the first calendar quarter of 1997.

Charge for acquired in-process research and development. In August 1996, the Company acquired for cash certain assets of Argus Technologies, Inc. ("Argus"), a Canadian Company engaged in the development of mapping software and geographic information systems technology for use on the Internet and corporate intranets. The acquisition has been accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software and purchased technologies, and intangible assets. Approximately $1.5 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operating expenses in the third quarter of fiscal year 1997.

The results of Argus have been included in the Company's consolidated financial results from the acquisition date. In the near term, the Company expects the operating expenses associated with the Argus acquisition and other acquisitions completed during fiscal year 1997 will exceed revenues, resulting in a negative impact of up to $0.02 per share in the fourth quarter of the current fiscal year.

Interest and other income. Interest and other income in the third quarter of fiscal year 1997 was $1.6 million, including foreign currency gains of approximately $76,000, compared to $2.2 million in the same quarter of the prior fiscal year, which included foreign currency losses of approximately $92,000. Interest income for the third quarter of fiscal year 1997 was $2.1 million, a decrease of approximately $.6 million from the same period in the prior fiscal year resulting from lower average cash balances and lower interest rates on the Company's international investment portfolio when compared to the same period in the prior fiscal year.

Provision for income taxes. The Company's effective income tax rate was 35.5 percent in the third quarter of fiscal year 1997 as compared to 36.5 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate is principally attributable to increased foreign earnings which are taxed at rates lower than the US statutory rate.

Nine Months Ended October 31, 1996 and 1995
-------------------------------------------

Net revenues. Autodesk's net revenues for the nine months ended October 31, 1996 were $381.7 million which represented a 6 percent decrease from the same period of the prior fiscal year. The decrease resulted from revenue decreases in the Americas and Europe of 14 percent and 6 percent respectively, reflecting slowdowns in the US dealer channel, Germany, Switzerland, and France. The reductions reflect lower sales of AutoCAD and AutoCAD updates as the current release enters the end of its product life cycle, as well as a general slowdown in the German market and its impact on other European economies. Net revenues for the first nine months of fiscal year 1997 were also negatively affected by approximately $14.0 million due to changes in foreign exchange rates when compared to the same period in the prior fiscal year primarily due to changes in the exchange rates of Japanese yen and German mark, partially offset by favorable variances in the Italian lire and Swedish krona. The decreased revenues as compared to the prior fiscal year were partially offset by revenues from new and enhanced products introduced during fiscal year 1997, most notably Autodesk Mechanical Desktop, AutoCAD LT for Windows 95, Autodesk Map, and 3D Studio MAX.

Cost of revenues. Cost of revenues as a percentage of net revenues for the nine months ended October 31, 1996 was 13 percent as compared to 12 percent for the same period of the prior fiscal year. The increase resulted from increased royalty payments associated with Autodesk Mechanical Desktop and 3D Studio MAX, as well as a higher percentage of revenues from AutoCAD LT which has a lower gross margin than many of the Company's other commercial products.

Operating expenses. Operating expenses for the Company's marketing and sales, research and development, and general and administrative functions for the nine months ended October 31, 1996 increased approximately 11 percent to $279.8 million as compared to $251.8 million for the same period of the prior fiscal year. The growth in operating expenses from the prior fiscal year was due to increased headcount, higher spending to support the marketing and development of new and enhanced products, expenditures to support the Company's market group structure, and increased spending in order to support the Company's increased operations and related infrastructure.

Operating expenses for the first three quarters of fiscal year 1997 also included charges of $4.7 million for acquired in-process research and development associated with the Teleos and Argus acquisitions.

Interest and other income. Interest and other income for the nine months ended October 31, 1996 was $4.5 million as compared to $7.3 million in the same period of the prior fiscal year. Interest income was $5.3 million for the first nine months of fiscal year 1997 as compared to $8.2 million in the same period of the prior fiscal year. The decrease in interest income from the same period of the prior fiscal year resulted from lower average cash balances and lower interest rates on the Company's international investment portfolio.

Income taxes. The Company's effective income tax rate was 37.8 percent for the nine-month period ended October 31, 1996 as compared to 36.5 percent in the same period of the prior fiscal year. The increase in the effective income tax rate resulted from a one-time charge for acquired in-process research and development recorded in the second quarter of fiscal year 1997 associated with the Teleos acquisition which is not deductible for income tax purposes, partially offset by a reduction in the effective income tax rate attributable to increased foreign earnings which are taxed at rates lower than the US statutory rate.


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

Product concentration. Autodesk derives a substantial portion of its revenues from sales of AutoCAD, AutoCAD updates, and adjacent computer-aided design ("CAD") products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD updates, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations and financial condition. The current version of AutoCAD, Release 13, is entering the latter stages of its product life cycle which is expected to result in lower AutoCAD sales and unit shipments in future periods. While the Company has anticipated a slowdown in AutoCAD revenues based on historical experiences and known market conditions, any variations from the Company's current expectations may have a material impact on the Company's financial results.

A substantial portion of the Company's CAD sales, including sales of AutoCAD and AutoCAD updates, are used by the Architecture, Engineering, and Construction ("AEC") industry. The Company's product sales to the AEC markets, particularly in the US and in various European markets, including Germany, France, and Italy, relative to prior periods, have slowed due in part to general market conditions and short-term growth is not anticipated for these markets. Contraction in the AEC industry in other markets where the Company operates or a greater than anticipated slowdown in the US and Europe could have a material adverse effect on Autodesk's business and consolidated results of operations in future periods.

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. Delays or difficulties with new product introductions or product enhancements planned for release in future periods, including the next version of AutoCAD which is currently anticipated to ship in the first half of the fiscal year ending January 31, 1998, could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in the market for design, mapping, multimedia, data management, or data publishing software products could also have a negative impact on the Company's business and consolidated results of operations.

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

International revenues. The Company anticipates that international revenues will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international sales include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where Autodesk does business. During the first nine months of the current fiscal year, changes in exchange rates from the same period of the prior fiscal year have adversely impacted revenues principally due to changes in the Japanese yen and Germany mark. The Company's international results may also be impacted by general economic and political conditions in these foreign markets including a current slowdown in the German market and its adverse impact on other European markets where the Company operates. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales and consequently on the Company's business and consolidated results of operations.

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

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, the Company permits its VARs to return product in certain instances, generally during periods of product transition and update cycles. In fiscal year 1996, the Company experienced a higher level of product returns than in prior periods, most notably in the US, which management attributed to performance issues associated with initial versions of AutoCAD Release 13 software. During the first three quarters of fiscal year 1997, returns including stock balancing and product rotation were less than ten percent of consolidated revenues. The Company, while experiencing sequential decreases in returns, continued to experience a high level of product returns due to transition and update cycles related to the Company's software products.

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

Intellectual property. The Company protects its intellectual property through copyright, trade secret, patent, and trademark laws. There can be no assurance that such measures will be adequate to protect the Company's proprietary intellectual property or that claims or infringement of third parties' intellectual property rights will not occur. In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Disputes regarding patent infringement or violations of other intellectual property rights could lead to costly litigation or licensing arrangements. Where deemed advisable, the Company may seek licenses or negotiate settlements. Costs incurred in the future to litigate intellectual property ownership or to negotiate license rights could negatively impact future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments, and US treasury notes, totaled $253.9 million at October 31, 1996 compared to $272.4 million at January 31, 1996. (Both amounts include a restricted balance of $28.0 million related to a litigation judgment. See Part II, Item 1 of this report.) During the first nine months of fiscal year 1997, the Company generated $72.3 million in cash from operations and realized cash proceeds of $17.6 million from the issuance of shares through employee stock option and stock purchase programs. These increases were partially offset by cash used to purchase 2,207,000 shares of the Company's stock ($67.0 million) under an ongoing, systematic repurchase program and under a 5 million share repurchase program approved by the Company's Board of Directors in August 1996; to purchase computer equipment, furniture, and leasehold improvements ($15.3 million); to effect businesses combinations ($9.7 million); and to pay dividends on the Company's common stock ($8.1 million).

The Company's principal commitments to use cash at October 31, 1996 include payments of operating leases for facilities and Autodesk's potential put warrant obligation under its new stock repurchase program. See Note 3. of Notes to Condensed Consolidated Financial Statements.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; dividend payments; repurchases of the Company's common stock; and the possible acquisition of businesses, software products, or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements.


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

In October 1992, Vermont Microsystems, Inc. ("VMI") filed a complaint against the Company in the US District Court for the District of Vermont, alleging among other things, misappropriation of trade secrets. In October 1994, the case was tried before a Magistrate of the US District Court of Vermont. In December 1994, the US District Court ruled in favor of VMI on the trade secret claim and the Company recorded a litigation charge of $25.5 million as a result of a judgment in this matter. The Company appealed that judgment, and VMI cross-appealed, before the US Court of Appeals for the Second Circuit in January 1996. In July 1996, the Court of Appeals affirmed the lower court's finding of liability but remanded the award for damages back to the US District Court of Vermont to reconsider the appropriate calculation of damages. VMI's cross-appeal was denied by the appellate court. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: December 13, 1996

                             AUTODESK, INC.
                             (Registrant)



                             /s/ CAROL A. BARTZ
                             ------------------
                             Carol A. Bartz
                             Chairman Chief Executive Officer



                             /s/ JOHN E. CALONICO
                             --------------------
                             John E. Calonico
                             Acting Chief Financial Officer
                             (Principal Financial and Accounting Officer)