Form 10-K/A
period 1996-01-31
AUTODESK INC
filed 1997-03-03
CIK 769397

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

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

================================================================================

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

 Executive Officers of the Registrant

  The following sets forth certain information regarding the executive officers of the Company as of April 15, 1996:

                                                                         OFFICER
          NAME           AGE                  POSITION                    SINCE
          ----           ---                  --------                   -------
Carol A. Bartz..........  47 Chairman of the Board, President and Chief   1992
                             Executive Officer

Joseph H. Astroth, Ph.D.  40 Vice President, GIS Market Group             1996

Robert M. Carr..........  39 Vice President, Engineering                  1993

Larry L. Crume..........  51 Vice President and General Manager, Kinetix  1995

James D. D'Arezzo.......  45 Vice President, Data Management Market       1994
                             Group, and Vice President, Corporate
                             Marketing

                                                                        OFFICER
         NAME           AGE                  POSITION                    SINCE
         ----           ---                  --------                   -------
Dominic J. Gallello....  41 Vice President, Mechanical CAD Market        1992
                            Group, and Vice President, Asia/Pacific

Eric B. Herr...........  48 Chief Financial Officer, Vice President,     1992
                            Finance and Administration and Vice
                            President, Data Publishing

John E. Lynch..........  39 Chief Technology Officer, Vice President,    1993
                            Advanced Products Group, Vice President,
                            AEC/FM Market Group

Stephen McMahon........  54 Vice President, Human Resources              1994

Marcia K. Sterling.....  52 Vice President, Business Development, and    1995
                            General Counsel

Godfrey R. Sullivan....  42 Vice President, Americas                     1992

Michael E. Sutton......  51 Vice President, Europe                       1993

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

                                          Autodesk, Inc.


                                          By:     /s/ CAROL A. BARTZ
                                              ---------------------------------
                                                      CAROL A. BARTZ
                                                   CHAIRMAN OF THE BOARD

Dated: February 28, 1997

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carol A. Bartz jointly and severally, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                        TITLE                 DATE

       /s/ CAROL A. BARTZ              Chief Executive          February 28, 1997
-------------------------------------   Officer and
           CAROL A. BARTZ               Director (Principal
                                        Executive Officer)

        /s/ JOHN E. CALONICO           Acting Chief Financial   February 28, 1997
-------------------------------------   Officer (Principal
            JOHN E. CALONICO            Financial and
                                        Accounting Officer)

      /s/ MARK A. BERTELSEN*           Director                 February 28, 1997
-------------------------------------
          MARK A. BERTELSEN

    /s/ CRAWFORD W. BEVERIDGE*         Director                 February 28, 1997
-------------------------------------
        CRAWFORD W. BEVERIDGE

      /s/ J. HALLAM DAWSON*            Director                 February 28, 1997
-------------------------------------
          J. HALLAM DAWSON

      /s/ MORTON L. TOPFER*            Director                 February 28, 1997
-------------------------------------
          MORTON L. TOPFER

      /s/ MARY ALICE TAYLOR            Director                 February 28, 1997
-------------------------------------
          MARY ALICE TAYLOR

*By:  /s/ CAROL A. BARTZ
     --------------------------------
          CAROL A. BARTZ
          Attorney-in-fact

                        CONSENT OF INDEPENDENT AUDITORS

  We consent to the use of our report dated February 20, 1996, incorporated by reference in the Annual Report on Form 10-K of Autodesk, Inc. for the year ended January 31, 1996, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.

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

  We also consent to the incorporation by reference in the Post Effective Amendment No. 1 to the Registration Statements (Form S-8 No. 33-54683, No. 33-22656, No. 33-51110, No. 33-41265, No. 33-15675, No. 33-39458 and No. 33-
61015) pertaining to the 1987 Stock Option Plan, 1990 Directors' Option Plan and Employee Qualified Stock Purchase Plan of Autodesk, Inc. of our report dated February 20, 1996 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K/A) of Autodesk, Inc.

                                                  /s/ Ernst & Young LLP
                                          -------------------------------------
                                                    ERNST & YOUNG LLP

San Francisco, California
March 3, 1997

                                                                     SCHEDULE II

                                 AUTODESK, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                BALANCE AT             DEDUCTIONS--   BALANCE
                                BEGINNING  ADDITIONS-- RETURNS AND    AT END
DESCRIPTION                      OF YEAR   PROVISIONS   WRITE-OFFS    OF YEAR
-----------                     ---------- ----------- ------------ -----------
Fiscal year ended January 31,
 1996
  Allowance for doubtful
   accounts.................... $6,457,000 $ 3,527,000 $ 3,253,000  $ 6,731,000
  Allowance for returns, stock
   balancing, and product
   rotation.................... $6,892,000 $58,889,000 $51,174,000  $14,607,000
Fiscal year ended January 31,
 1995
  Allowance for doubtful
   accounts.................... $5,204,000 $ 2,198,000 $   945,000  $ 6,457,000
  Allowance for returns, stock
   balancing, and product
   rotation.................... $1,290,000 $34,224,000 $28,622,000  $ 6,892,000
Fiscal year ended January 31,
 1994
  Allowance for doubtful
   accounts.................... $4,138,000 $ 2,024,000 $   958,000  $ 5,204,000
  Allowance for returns, stock
   balancing, and product
   rotation.................... $      -0- $ 8,965,000 $ 7,675,000  $ 1,290,000