Form 10-Q/A
period 1996-10-31
AUTODESK INC
filed 1997-03-03
CIK 769397

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------
                                  FORM 10-Q/A
                              -------------------


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

                                 AUTODESK, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION
                                                                    Page No.
                                                                    --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Income
         Three and Nine months ended October 31, 1996 and 1995...       3

         Condensed Consolidated Balance Sheet
         October 31, 1996 and January 31, 1996...................       4

         Condensed Consolidated Statement of Cash Flows
         Nine months ended October 31, 1996 and 1995.............       6

         Notes to Condensed Consolidated Financial Statements....       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...............................       9

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................      16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................      16

         SIGNATURES..............................................      17

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                      Three months ended     Nine months ended
                                          October 31,           October 31,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
Revenues                              $119,735   $131,779   $391,542   $417,503

Direct commissions                       3,088      3,242      9,869      9,622
                                      --------   --------   --------   --------
Net revenues                           116,647    128,537    381,673    407,881

Costs and expenses:
  Cost of revenues                      15,220     16,118     49,134     50,765

  Marketing and sales                   50,233     46,246    150,125    137,144

  Research and development              23,662     19,584     69,471     58,246

  General and administrative            18,521     18,543     55,455     56,375

  Charge for acquired in-process
   research and development              1,509          -      4,738          -
                                      --------   --------   --------   --------
                                       109,145    100,491    328,923    302,530
                                      --------   --------   --------   --------

Income from operations                   7,502     28,046     52,750    105,351

Interest and other income, net           1,604      2,201      4,471      7,252
                                      --------   --------   --------   --------
Income before income taxes               9,106     30,247     57,221    112,603

Provision for income taxes               3,233     11,040     21,643     41,120
                                      --------   --------   --------   --------
Net income                            $  5,873   $ 19,207   $ 35,578   $ 71,483
                                      ========   ========   ========   ========

Net income per share                  $    .13   $    .38   $    .75   $   1.41
                                      ========   ========   ========   ========

Shares used in computing
  net income per share                  45,410     50,180     47,480     50,520
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

   In connection with the new repurchase program, the Company sold put warrants to an independent third party in September 1996 that entitle the holder of the warrants to sell 3 million shares of common stock to the Company at $21.50 per share. Additionally, the Company purchased call options that entitle the Company to buy 2 million shares of its common stock at $25.50 per share. The put warrants and call options expire in September 1997. The premiums received with respect to the equity options totaled $8.1 million and equaled the premiums paid. Consequently, there was no exchange of cash. The amount related to the Company's maximum potential repurchase obligation under the put warrants has been reclassified from stockholders' equity to put warrants at October 31, 1996. The Company has the right to settle the put warrants with stock or a cash settlement equal to the difference between the exercise price and market value at the date of exercise. These securities had no significant dilutive effect on net income per share for the periods presented.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4 On December 10, 1996, the Company entered into a merger agreement with Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based application software for the architecture, engineering and construction (AEC) market, in a transaction anticipated to be accounted for as using the purchase method. The terms of the merger agreement were subsequently amended on December 19, 1996. If the transaction is consummated under the terms of the agreement, Autodesk will issue $15.00 worth of its common stock for each outstanding share of Softdesk stock, subject to adjustment based on the average closing price of Autodesk's common stock over a specified period preceding the closing date of the transaction. Based upon closing stock prices on December 13, 1996, the transaction is valued at approximately $90 million for Softdesk shareholders.

   The merger is expected to close in the first calendar quarter of 1997. The merger is subject to the approval of Softdesk's stockholders and appropriate government agencies. The Company estimates that it will incur direct transaction costs associated with this merger in the range of approximately $2.5 million to $3.5 million. At closing, this transaction is expected to result in one time charges of approximately $50 million to $60 million with respect to in-process research and development based on the preliminary purchase price allocation. Following this merger, the Company also expects to incur approximately $3 million for personnel redeployment and related costs. In addition, the Company expects to incur additional expenses of approximately $3 million to $4 million with regard to integrating the two companies. There can be no assurance that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

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

The Company believes that net revenues in the coming quarters will be negatively impacted by a slowdown in sales of AutoCAD and related updates as AutoCAD Release 13 nears the end of its product life cycle. As a result, AutoCAD revenues are expected to continue to decline as a percentage of consolidated revenues. While the Company expects that new products introduced in recent quarters, including 3D Studio MAX, AutoCAD LT for Windows 95, Autodesk Map, and Autodesk Mechanical Desktop, will partially offset the decrease in AutoCAD revenues, the Company currently does not anticipate revenue growth on a sequential basis in the quarter ending January 31, 1997. The Company anticipates, however, that following the commencement of shipping the next release of AutoCAD, which is currently anticipated to occur in the first half of the fiscal year ending January 31, 1998, AutoCAD sales will increase as a percentage of consolidated revenues. While the Company has anticipated a slowdown in AutoCAD revenues based on historical experiences and known market conditions, any variations from the Company's current expectations may have a material impact on the Company's financial results.

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

Nine Months Ended October 31, 1996 and 1995
-------------------------------------------

Net revenues. Autodesk's net revenues for the nine months ended October 31, 1996 were $381.7 million which represented a 6 percent decrease from the same period of the prior fiscal year. The decrease resulted from revenue decreases in the Americas and Europe of 14 percent and 6 percent respectively, reflecting slowdowns in the US dealer channel, Germany, Switzerland, and France. The reductions reflect lower sales of AutoCAD and AutoCAD updates as the current release enters the end of its product life cycle, as well as a general slowdown in the German market and its impact on other European economies. Net revenues for the first nine months of fiscal year 1997 were also negatively affected by approximately $14.0 million due to changes in foreign exchange rates when compared to the same period in the prior fiscal year primarily due to changes in the exchange rates of the Japanese yen and German mark, partially offset by favorable variances in the Italian lire and Swedish krona. The decreased revenues as compared to the prior fiscal year were partially offset by revenues from new and enhanced products introduced during fiscal year 1997, most notably Autodesk Mechanical Desktop, AutoCAD LT for Windows 95, Autodesk Map, and 3D Studio MAX.

For the three- and nine- month periods in fiscal year 1996 ended October 31, 1995, product returns which are accounted for as a reduction of revenues, were 11 percent and 9 percent of consolidated net revenues, respectively. For the comparable periods in fiscal year 1997, product returns were 8 percent and 9 percent of consolidated net revenues. While the Company experienced a decrease in product returns in absolute dollars during the first nine months of fiscal year 1997, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

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

Product development and introduction. The software products offered by the Company are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. In fiscal year 1996, the Company experienced quality and performance issues associated with AutoCAD Release 13 including issues relating to compatibility with certain hardware platforms and peripheral equipment, interoperability problems with products designed to work in conjunction with AutoCAD Release 13, and other issues associated with the software's object-oriented design. These factors resulted in a high rate of product returns in fiscal year 1996. While the Company believes the AutoCAD Release 13 performance issues have been satisfactorily addressed, there can be no assurance that defects or errors will not be discovered in future releases of AutoCAD and other software products offered by the Company. Such defects or errors could result in corrective releases to the Company's software products, damage to the Company's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. Delays or difficulties, including the discovery of product defects similar to those experienced with AutoCAD Release 13, may result in the delay or cancellation of planned development projects and could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in the market for design, multimedia, data management, or data publishing software products could also have a negative impact on the Company's business and consolidated results of operations.

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

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, the Company permits its VARs to return product in certain instances, generally during periods of product transition and update cycles. In fiscal year 1996, the Company experienced a higher level of product returns than in fiscal years 1995 and 1994, most notably in the US, which management attributed primarily to performance issues associated with initial versions of AutoCAD Release 13 software. While the Company experienced a decrease in product returns in absolute dollars during the first nine months of fiscal year 1997 relative to the corresponding period of the prior fiscal year, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

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



DATED: February 28, 1997

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