Form 10-K
period 1997-01-31
AUTODESK INC
filed 1997-05-01
CIK 769397

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X       ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
------     EXCHANGE  ACT OF 1934 FOR THE FISCAL  YEAR
           ENDED JANUARY 31, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

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

                                        Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 21, 1997 as reported on the Nasdaq National Market, was approximately $1,117,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 21, 1997, Registrant had outstanding 47,660,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1997 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held June 26, 1997 are incorporated by reference in Part III.

===============================================================================

                                     PART I
FORWARD LOOKING INFORMATION

The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 24 through 32 of the Company's 1997 Annual Report to Stockholders.

ITEM 1.       BUSINESS

GENERAL

     Autodesk, Inc. ("Autodesk" or the "Company") is a leader in the development and marketing of design and drafting software and multimedia tools, primarily for the business and professional environment. The Company's flagship product, AutoCAD, is one of the world's leading computer-aided design ("CAD") tools, with an installed base of more than 1.6 million units worldwide. The Company's software products are sold worldwide, primarily through a network of dealers and distributors.

     In February 1995, the Company realigned its internal marketing and development organizations around the five key market groups that most closely match Autodesk's customer base. Each market group incorporates product development, quality assurance, technical publications, and product industry marketing. These market groups are discussed below.

     Architecture, Engineering and Construction ("AEC"). The architecture,
     --------------------------------------------------
engineering, construction and facilities management industries utilize software from the Company and third-party developers to manage every phase of a building's life cycle--from conceptual design through construction, maintenance and renovation. CAD is an integral part of today's building design and construction process. The Company believes that the majority of its CAD sales are directed to the AEC industry.

     Mechanical Computer-Aided Design ("MCAD"). The Company's Mechanical CAD
     -----------------------------------------
Market Group is dedicated to providing mechanical engineers, designers and drafters with advanced, value-based software solutions that help solve their professional design challenges. Autodesk's MCAD products include Mechanical Desktop, AutoCAD Designer, and AutoSurf software.

     Geographic Information Systems ("GIS"). The Company's GIS Market Group
     --------------------------------------
strategy is to provide easy-to-use mapping and GIS technology to help businesses and governments manage their assets and infrastructure. The GIS Market Group is assisting automated mapping/facilities managers, as well as GIS and CAD users, to share mapping, GIS, and associated information in a corporate environment. The Company's current GIS products include AutoCAD Map, Autodesk MapGuide, and AutoCAD Data Extension ("ADE").

     Data Management ("DM"). The Data Management Market Group develops and
     ----------------------
markets products that allow users to organize, access, share, view, and manage design-related information. DM products offered by the Company include WorkCenter and Autodesk View.

     Kinetix. The Kinetix division of Autodesk (formerly Autodesk's Multimedia
     -------
Market Group) is devoted to bringing powerful 3D content-creation software to computer-industry professionals focused on film, video, interactive games, and design visualization. Products offered by this market group include 3D Studio MAX, 3D Studio, and AutoVision.

     In addition to the five market groups discussed above, the Company has an Advanced Products Group ("APG") which focuses on business opportunities adjacent to and outside of Autodesk's original market of design and drafting professionals. The goal of APG is to expand Autodesk's traditional customer base of architects and engineers by, for example, creating products for individuals in associated trades, such as landscaping and interior design. The first in a series of APG retail products, Picture This Home! Kitchen, was launched in January 1997.

RECENT DEVELOPMENTS

In March 1997, the Company exchanged approximately 2.9 million shares of its common stock for all of the outstanding shares of Softdesk, Inc. ("Softdesk"), a leading supplier of AEC software. To assist in the allocation of the purchase price, an independent valuation of Softdesk is being completed. The Company expects that it will allocate approximately $45 to $55 million to in-process research and development and charge this amount to operations in the first quarter of fiscal year 1998. The Company also expects to incur an additional significant charge to operations, which is currently expected to be $3 million to $4 million, to reflect costs associated with integrating the two companies. Costs generally associated with this type of integration that may be incurred by the Company include the write-off of capitalized software, closing of excess facilities, and disposition of excess equipment. There can be no assurance that Autodesk will not incur additional charges to reflect costs associated with this merger or that management will be successful in its efforts to integrate the operations of the two companies. Failure to effectively accomplish the integration of the operations of the Company and Softdesk would have a material adverse effect on Autodesk's business, consolidated results of operations and financial condition. Moreover, uncertainty in the marketplace or customer hesitation relating to the Softdesk merger could negatively affect the Company's business, results of operations, and financial condition.


PRODUCTS

The Company's primary CAD software products include AutoCAD and AutoCAD LT.

AutoCAD
-------
     AutoCAD software is a general-purpose CAD tool used independently and in conjunction with specific applications designed to work with AutoCAD in fields ranging from architecture and mechanical design to plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering, and management tasks. The most current version, AutoCAD Release 13, was introduced in November 1994. AutoCAD runs on MS-DOS, Windows 95, Windows NT for both Intel and Alpha, Windows 3.1, and certain UNIX-based platforms (Sun Solaris, HP-UX, Silicon Graphics IRIX, and IBM AIX). The installed base of AutoCAD exceeds 1.6 million units. Because AutoCAD software's DWG files are portable across many platforms and operating systems, it is a viable solution for customers with multiple computer systems who need to exchange drawing files in such an environment.

     Advanced AutoCAD functionality includes a comprehensive 2D and 3D drafting feature set. AutoCAD also has integrated 3D solid modeling, rendering, extensive 2D geometry such as NURBS (nonuniform rational B-spline) surfaces, and constraints, associative hatching, streamlined dimensioning, and text editing with a built-in spell checker.

     AutoCAD software's open-system architecture allows users to adapt AutoCAD to unique professional requirements with any of more than 5,000 independently developed add-on applications. Independent application developers can use the AutoCAD Runtime Extension ("ARX") programming environment to take advantage of the rearchitected core technology contained in AutoCAD Release 13, which incorporates object-oriented programming to provide a foundation for the development of custom, market-specific applications.

     Sales of AutoCAD and AutoCAD updates accounted for approximately 70 percent of Autodesk's revenues in fiscal year 1997 as compared to approximately 80 percent in fiscal years 1996 and 1995. The Company currently anticipates that the next release of AutoCAD will begin shipping in the second quarter of fiscal year 1998.

     Autodesk is committed to enhancing AutoCAD software's core technology while at the same time extending Autodesk's reach with complementary products of varying price and functionality, some of which are described below.

AutoCAD LT
----------
     AutoCAD LT for the Windows 3.1 and Windows 95 operating systems is a low-cost CAD package offering a wide range of 2D and basic 3D drafting capabilities. With an installed base of more than 450,000 seats, AutoCAD LT is intended for CAD managers, designers, and engineers who need a powerful, stand-alone CAD tool, but who do not require the advanced feature set in AutoCAD. AutoCAD LT software contains an extensive 2D drafting toolset as well as 3D lines and polylines with quick shading and hidden-line removal. Other features include Aerial View for panning and zooming and Paper Space for scaling, annotating, and assembling multiple drawing views before plotting. Operating in the Windows environment with pull-down menus, customizable toolbar, toolbox, menus, and scripts, as well as dialog boxes and icons, AutoCAD LT is easy to learn and use. It supports the Windows Clipboard, as well as Object Linking and Embedding, which allows users to link AutoCAD LT drawings to other Windows applications such as Microsoft Word or Excel. AutoCAD LT for Windows 95 has complete data compatibility with AutoCAD Release 13, which allows the exchange of drawings without requiring translation, ensuring greater speed and accuracy.

AutoSketch
----------
     AutoSketch for Windows is a low-cost, entry-level 2D drafting package that can be used for creating technical diagrams, architectural layouts, electrical drawings, mechanical plans, information graphics, and presentations. AutoSketch offers easy tool customization; 13 library packs with more than 2,000 predrawn symbols; extensive editing capabilities; double-precision geometry; and the ability to write DWG files for AutoCAD and AutoCAD LT users.

AutoCAD OEM
-----------
     AutoCAD OEM ("Original Equipment Manufacturer") for Windows-based operating systems is a selectively licensed CAD engine offering a complete application-development environment for creating and delivering targeted or niche solutions with scaled feature sets. It is for developers, system integrators, and commercial software developers who require an embeddable CAD system which gives them the ability to scale and control the application feature set. AutoCAD OEM provides developers with a complete toolkit of AutoCAD features and application programming interfaces ("API's") including object-oriented ARX capabilities, a full suite of drawing and editing functions as well as AutoLISP, a LISP API, and the AutoCAD Development System, a C programming interface. These capabilities enable development of new products for new markets untapped by traditional CAD products and solutions.


     Autodesk's MCAD products include Mechanical Desktop and the Autodesk Mechanical Library, which are discussed below.

Mechanical Desktop
------------------
     Mechanical Desktop software is an integrated software application that unites advanced 2D and 3D mechanical design capabilities for PCs. The Mechanical Desktop contains integrated modules for parametric feature-based solid modeling, surface modeling, and assembly modeling; 2D design/drafting and bidirectional associative drafting; as well as the Autodesk IGES Translator for AutoCAD Release 13, which enables users to accurately and efficiently exchange all versions of IGES (Initial Graphics Exchange Specification)-formatted files. Mechanical Desktop Release 1.2 which was released in March 1997, includes an Express User Interface, featuring a context-sensitive menu structure, Edit-in-Place assembly functionality in which individual components can be edited or created directly in the context of their targeted assemblies as well as improved integration with the Company's WorkCenter, 3D Studio, Autodesk View and AutoCAD software products. Advanced ordinate dimensioning, editing and display of crosshatch patterns, surface scaling, section view, and bill-of-materials generation are among the features included in the related release of Mechanical Desktop software.

Autodesk Mechanical Library
---------------------------
     Available on CD-ROM via a regularly updated subscription service from Autodesk Data Publishing, the Autodesk Mechanical Library currently consists of two titles: PartSpec and MaterialSpec. PartSpec contains more than 500,000 parts from over 70 manufacturers and MaterialSpec contains more than 25,000 material types. Sophisticated search capabilities allow users to search the PartSpec database by product, manufacturer, part number or performance specifications. Once a part is located, users can insert a part drawing directly into an AutoCAD drawing. PartSpec and the Mechanical Library also seamlessly integrate with the Autodesk Mechanical Desktop.


     Autodesk's GIS Market Group offers a family of GIS products, tools, and developer programs to address the unique requirements of customers who use geographic information. These products are discussed below.

AutoCAD Map
-----------
     AutoCAD Map software is the first AutoCAD-based automated-mapping product for professional planners, utility managers, and technicians who create and maintain their own maps. Built with AutoCAD software, AutoCAD Map focuses on five key areas: digital map creation, analysis, maintenance of up-to-date maps, data exchange, and publishing. The application programming interface ("API") in AutoCAD Map lets developers build vertical applications for industries such as telecommunications, utilities, oil and gas, state and local government, and natural resource and environmental engineering. AutoCAD Map also contains the object-oriented power of ARX, a C++ application development environment that allows custom applications to operate directly within the AutoCAD Release 13 system architecture. As a result, more than 75 developers are providing applications for the AutoCAD Map platform.

MapGuide
--------
     Released in October 1996, MapGuide is a Web-based GIS technology that lets corporate customers and developers use the Internet and business intranets to deploy geographic information systems that support live updates of maps and data. Suited for a wide range of users--from GIS professionals to the casual computer user--MapGuide software lets business and government organizations use the Internet to access and query digital maps and permits users to display and analyze geographic data for applications that include tracking customers, allocating resources, managing facilities, and infrastructure.

AutoCAD Data Extension
----------------------
     AutoCAD Data Extension ("ADE") software is an add-on program that incorporates AutoCAD drawings with database records and other documents into one integrated environment. The graphical information created with ADE allows users to locate data within a set of AutoCAD drawings based upon entity location; properties such as color, layer, or linetype; or associated data. Well suited for multiuser work environments, ADE software provides simultaneous access to an organization's entire drawing database. Entity-locking and user-access controls monitor changes to source drawings and prevent accidental overwrites. Other features include data management tools that automatically link drawing objects to database records and related documents.


     Autodesk's principal data management programs, Autodesk WorkCenter and Autodesk View, are discussed below.

Autodesk WorkCenter
-------------------
     Windows-based Autodesk WorkCenter software is an easily customized software system for managing technical documents and automating workflow for design teams. Its built-in management tools allow users to organize documents according to specific needs; check documents in and out of a secured, multiuser environment; and automatically manage revisions over time. With workflow automation tools such as electronic notification, document distribution, approvals, and task routing with all relevant documents attached, WorkCenter software permits users to track projects easily and manage the flow of workgroup information. Its customizable interface and unique SmartView Folders feature allow users such as architects, mechanical engineers, or facilities managers to tailor the program using terminology and document/project organization schemes that work for them.

     Fully integrated with AutoCAD for Windows, WorkCenter offers CAD document redlining and extensive viewing capabilities and works with more than 150 types of electronic documents, including text, spreadsheet, graphics, database, and CAD files. Thus, managers can view CAD drawings even though they may be unfamiliar with CAD software. The software also allows users to compare two drawings, and then highlights the differences. In September 1996, Autodesk introduced WorkCenter for the Web, the first commercially released product to extend the reach and impact of WorkCenter design document management beyond LAN-based AutoCAD design teams. WorkCenter for the Web lets design team members quickly and easily share WorkCenter-managed AutoCAD drawings and related documents through a company intranet or the Internet.

Autodesk View
-------------
     Autodesk View is a low-cost CAD preview, view, and redline tool for design teams. The most current version, Autodesk View 1.1, supports Microsoft Windows NT and Windows 95 and includes additional AutoCAD Release 13 viewing functionality. Autodesk View supports more than 150 file formats common to drafters, designers, and managers, including office productivity formats. With Autodesk View, project managers can distribute AutoCAD files and related documents to users in a workgroup who, regardless of their CAD proficiency, need to view and comment on them, and be assured that the original documents will not be altered in the process.

Autodesk Data Publishing
------------------------
     Autodesk's Data Management Market Group also includes product offerings from Autodesk Data Publishing ("ADP"), which publishes preformatted product and reference libraries for specific markets. ADP titles include PartSpec and MaterialSpec (previously described) and PlantSpec, and provides purchased parts information to users in the process manufacturing industry.

PlantSpec
---------
     PlantSpec is a CD-ROM based intelligent digital library for the process and power industry that brings together product information from various manufacturers of plant components in a single digital format. Similar to PartSpec, PlantSpec includes graphical and texture information in a standard format, including DWG blocks, for thousands of parts, significantly reducing the time needed to locate pr redraw manufacturer parts drawings in AutoCAD designs.


     The principal product offerings from the Kinetix division are discussed below.

3D Studio MAX
-------------
     3D Studio MAX software, which began shipping in the first quarter of fiscal year 1997, is a 3D modeling and animation software package specifically written to take advantage of advanced features offered by the Windows NT operating system. With a real-time interface, multiple-processor support, and 3D graphics acceleration capabilities, 3D Studio MAX delivers workstation-class performance and functionality to PCs.

     The easily navigated, intuitive interface eliminates many of the commonly accepted boundaries between modeling, rendering, and animation, and offers instant feedback; users can see the results of their actions in real time, as they are applied. Shaded views with real-time feedback allow users to visualize natural, real-world environments in which they can directly manipulate objects, regardless of scene complexity. Because 3D Studio MAX software maintains a data history of geometry creation and modification, users can return to and change any step, at any time, without having to redo prior work. 3D Studio MAX is also the only environment that can run Character Studio, a character-animation and skinning plug-in software product offered by Autodesk.

3D Studio
---------
     3D Studio is a graphics package for creating professional-quality 3D modeling and animation. This PC-based software product, running in a DOS environment, provides a full complement of modeling, animation, and rendering tools that help users create richly textured, workstation-quality images and animations. In addition, 3D Studio and AutoCAD files are easily exchanged and allow for the development of advanced engineering or architectural visualizations. This product is well suited for animation designers and can be used to create corporate presentations, broadcast animations, industrial design visualizations, crime reenactments, and architectural walk-throughs, as well as for education and training.

AutoVision
----------
     AutoVision software helps users create photorealistic still renderings and is integrated completely within AutoCAD software. With AutoVision, AutoCAD users can produce high-impact images and render, light, and compare multiple views of a single drawing. AutoVision is compatible with Autodesk 3D Studio and Autodesk's Texture Universe software, a collection of ready-to-use, digitized textures and backgrounds offering further visualization capabilities.

     The Advanced Product Group introduced the following product in fiscal year 1997.

Picture This Home! Kitchen
--------------------------
   Introduced by the Company's Advanced Product Group during fiscal year 1997 as the first in a series of easy-to-use consumer home-remodeling software products, Picture This Home! Kitchen is a kitchen remodeling program that allows users to visualize and plan their own kitchen, down to the finest detail. The technology also allows users to mix and match thousands of decorative products (such as paints, wallpapers, and appliances) from more than 30 leading manufacturers using magazine-quality photographic images.

PRODUCT DEVELOPMENT AND ENHANCEMENT

     The computer industry is characterized by rapid technological change in computer hardware, operating systems, and software. To keep pace with this change, the Company maintains an aggressive program of new product development. The Company dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During fiscal years 1997, 1996, and 1995, the Company incurred $93,702,000, $78,678,000, and $65,176,000, respectively, for software design, development, product localization, and project-management activities (excluding capitalized software development costs of approximately $2,100,000 in fiscal year 1995; no software development costs were capitalized during fiscal years 1997 and 1996).

     The majority of the Company's basic research and product development has been performed in the US, while translation and localization of foreign-market versions are generally performed by development teams or contractors in the local markets. Autodesk's product-related functions in Europe, including software development, localization, quality assurance, technical publications, and production, are centralized in Neuchatel, Switzerland.

     The Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses. In addition, the Company will continue to actively collaborate with and support independent software developers who offer products that enhance and complement AutoCAD software and other products Autodesk offers.

     The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by the Company are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. In fiscal year 1996, Autodesk experienced quality and performance issues associated with AutoCAD Release 13, including issues related to compatibility with certain hardware platforms and peripheral equipment, interoperability problems with products designed to work in conjunction with AutoCAD Release 13, and other issues associated with the software's object-oriented design. These factors resulted in a high rate of product returns in fiscal year 1996. While Autodesk believes the AutoCAD Release 13 performance issues have been satisfactorily addressed, there can be no assurance that defects or errors will not be discovered in future versions of AutoCAD and other software products offered by the Company. Such defects or errors could result in corrective releases to the Company's software products, damage to Autodesk's reputation, loss of revenues, increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

     Certain of the Company's product development activities are performed by independent firms and contractors, while other technologies are licensed from third parties. The Company generally either owns or has licenses for use of the software developed by third parties. Because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to the Company in the future. Similarly, there can be no assurance that the Company will be able to obtain and renew existing license agreements on favorable terms, if at all, which could have a material and adverse effect on the Company's business and consolidated results of operations.

     Additionally, there can be no assurance that the Company's development efforts will result in the timely introduction of new products or that such new products will be commercially successful. Failure to successfully develop new products or delays in the introduction of these new products, including the next version of AutoCAD, which is currently anticipated to ship in the second quarter of fiscal year 1998, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and consolidated results of operations.


MARKETING AND SALES

     Autodesk's customer-related operations are divided into three geographic regions: the Americas, Europe, and Asia/Pacific. Autodesk's products are marketed worldwide through a network of domestic and foreign offices. The Company distributes its software products primarily through a network of more than 4,000 independent distributors and dealers (value-added resellers or "VARs") who distribute the Company's products to end users in more than 150 countries. VARs, including both independent owners and computer store franchisees, are supported by the Company and its subsidiaries through technical training, periodic publications, the Autodesk Forum, an electronic bulletin board on the CompuServe network, and Autodesk's Home Page on the Internet.

     In addition, the Company works directly with dealer and distributor sales organizations, computer manufacturers, other software developers, and peripherals manufacturers through cooperative advertising, promotions, and trade-show presentations. Autodesk also holds annual "Expos" throughout the world. These dedicated trade shows, incorporated within major industry trade shows, highlight Autodesk's products, as well as a number of third-party products. The Company also employs mass-marketing techniques such as direct mailings and advertising in business and trade journals. Further, Autodesk supports user groups dedicated to the exchange of information related to the use of the Company's products.

     Domestically, the Company distributes its products primarily through its authorized dealer network. Other domestic sales are made principally to large corporations, governmental agencies, educational institutions, and, for certain low-end CAD products, to end users. Substantially all of Autodesk's international sales are made to dealers and distributors, which are supported by Autodesk's foreign subsidiaries and international sales organizations. Certain international sales result from direct exports from the United States.

     Autodesk's ability to effectively distribute its products depends in part upon the financial and business condition of its VAR network. Although the Company has not to date experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized, have tended to experience difficulties during times of economic contraction and during periods of technology-market price pressure, and may do so in the future. No single customer accounted for more than 10 percent of Autodesk's consolidated revenues in fiscal year 1997, 1996, or 1995. The loss of, or a significant reduction in, business with any one of Autodesk's major international distributors or large US dealers could have a material adverse effect on the Company's business and consolidated results of operations.

     The Company intends to continue to make its products available in foreign languages and expects that foreign sales will continue to contribute a significant portion of its consolidated revenues. Foreign revenues, including export sales from the US to foreign customers, accounted for approximately 65 percent, 64 percent, and 61 of revenues in fiscal years 1997, 1996, and 1995, respectively.

CUSTOMER AND DEALER SUPPORT

     The Company requires each authorized dealer and distributor to provide a professional level of technical support to customers by employing full-time, trained, technical-support personnel. The Company supports its dealers and distributors through technical product training, sales training classes, and direct telephone support. While the Company generally does not provide direct end-user support, Autodesk offers online support to customers through Autodesk's Home Page on the Internet and to customers who log onto one of the Autodesk Forums on CompuServe. The Autodesk Forums are the AutoCAD Forum, the Autodesk Beta Forum, the Autodesk Multimedia Forum, Kinetix Forum, Showcase Forum, and the Autodesk Retail Products Forum. These forums provide answers to user's technical questions as well as tips and techniques for the effective use of the Company's products. The Autodesk Forum also allows the Company to make available important product-support information simultaneously to dealers and customers.

     Responding to the increasing demand for industry-specific customer services, the Company offers authorized Autodesk dealers training and support under two programs: the Autodesk Premier Support Center ("APSC") program and the Autodesk Systems Center ("ASC") Solutions Training. The APSC program requires participating dealers to provide a high level of technical support with special expertise in a specified vertical industry. The ASC Solutions Training Program requires dealers to provide superior industry-specific application training to end users of the Company's products. Both programs require that the dealers meet certain qualifications in order to receive an industry medallion and APSC and ASC Solutions Training status.

     As of January 31, 1997, the Company had more than 900 Autodesk Training Centers ("ATC's") sites throughout the world. These accredited training centers offer in-depth education and training in computer-aided design skills on AutoCAD and other Autodesk products, as well as on related, independently developed software.

     Customers have formed Autodesk user groups as forums for education and to suggest product enhancements and development of new products. The Autodesk User Group International ("AUGI"), officially recognized by Autodesk, sponsors an annual meeting held concurrently with the Autodesk University user show; publishes a quarterly newsletter; independently evaluates Autodesk products; compiles user feature and functionality requirements; and offers telecourses taught by its membership on CompuServe. In addition there are local user groups in Europe, Asia/Pacific, and the Americas focused on expanding the use of Autodesk products.


DEVELOPER PROGRAMS

     One of the Company's key strategies is to maintain an open-architecture design of its software products to facilitate third-party development of peripheral and complementary products. This approach enables customers and third parties to customize the Company's products for a wide variety of highly specific uses. Autodesk offers several programs that provide marketing, sales, and technical support and programming tools to Autodesk Registered Developers worldwide, who have, to date, developed more than 5,000 commercially available add-on applications for Autodesk products. Although Autodesk derives no direct revenue from these application developers, the Company believes that the availability and use of their add-on products enhance sales opportunities for Autodesk's core products.

     Autodesk also licenses its industry-standard component technologies to selected developers through the Autodesk OEM Program. Currently, the OEM Program includes a CAD engine and engines for 3D graphics, drawing access, and rendering. Autodesk's OEM Program provides the technology for qualified developers to create and deliver suites of scalable products that focus on solving customer needs in specialized markets. It also leverages Autodesk's technological and market leadership, enables developers to take cost-effective advantage of a growing trend in software engineering technology, and provides customers with an opportunity to migrate to fully extensible, custom, high-end Autodesk solutions.

     To support the growth of third-party developers, whose applications extend and enhance the functionality of Autodesk's products worldwide, the Company established the Virtual Corporation Partner Program ("VCPP") during fiscal year 1995. This program provides sales, marketing, technical, and financial support to Autodesk strategic developers and dealers.

     In fiscal year 1996, the Company introduced the Mechanical Application Initiative ("MAI") partner program which is aimed at the development and marketing of products which can be integrated with Autodesk's MCAD products. MAI partners participate with Autodesk in product marketing and development activities. In October 1995, an initial application programming interface was delivered to MAI partners to support their development of these MCAD-compatible applications.


BACKLOG

     Autodesk typically ships products within one to two weeks after receipt of an order, which is common in the computer software industry. Accordingly, Autodesk does not maintain significant backlog and backlog as of any particular date gives no indication of actual sales for any succeeding period.


COMPETITION

     The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease-of-market entry. Because of these and other factors, competitive conditions in the future are likely to intensify. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share, which would adversely affect Autodesk's business, consolidated results of operations and financial condition.

     The AutoCAD family of products competes directly with other CAD software, including that of MicroStation from Bentley Systems, Inc.; Personal Designer and CADDS from Computervision Corporation; MICRO CADAM which is developed and supported by CADAM Systems Company, Inc; and CADKEY from Cadkey, Inc. In the low-cost CAD segment, AutoCAD LT competes directly with Corel Visual CADD, software developed by Numera Software and marketed by Corel Corporation, and indirectly with Visio Technical by Visio Corporation and TurboCADD 2D/3D by ISMI. Autodesk's MCAD products compete with Parametric Technology Corporation's Pro/Engineer; SolidWorks 95 from SolidWorks Corporation; the I-DEAS Master Series from Structural Dynamics Research Corporation; and the CATIA and CADAM products offered by Paris-based Dassault Systemes and marketed and sold by IBM. Autodesk's data management products compete with various low-end file management systems such as AM Workflow from Cyco Software BV, as well high-end product data management software solutions including offerings from Sherpa Corporation and Metaphase. Autodesk's data management products also compete with generic document management products including offerings from Documentum, Inc. and PC DOCS, Inc. AutoCAD Map competes most directly with MicroStation Geographics from Bentley Systems, Inc., and GIS product lines offered by Environmental Systems Research Institute, Inc., and Intergraph Corporation. Autodesk also faces competition in its foreign markets from a number of products offered by foreign-based companies.

     Product offerings from the Kinetix division--3D Studio MAX, 3D Studio, and AutoVision software--are currently available on IBM PCs and compatible computers. The primary competition in the multimedia software market consists of products available on personal computers and computer systems offered by Silicon Graphics, Inc., including multimedia product offerings from Alias|Wavefront, a wholly owned, independent subsidiary of Silicon Graphics, Inc. Products competing with 3D Studio MAX and 3D Studio software include Softimage 3D by Softimage Inc., a wholly owned subsidiary of Microsoft Corporation, Lightwave 3D by NewTek, Inc., and trueSpace 2 and trueSpace/SE by Caligari Corporation. 3D Studio Release 4 is also a viable alternative application to costlier graphics systems available only on computers offered by Silicon Graphics, Inc. AutoVision software competes with two third-party add-on products, AccuRender from Robert McNeel & Associates and RenderStar from RenderStar Technology BV.

     Autodesk believes that the principal factors affecting competition in its markets are price, product reliability, performance, range of useful features, continuing product enhancements, reputation, and training. In addition, the availability of third-party application software is a competitive factor within the CAD market. Autodesk believes that it competes favorably in these areas and that its competitive position will depend, in part, upon its continued ability to enhance existing products, and to develop and market new products.

INTELLECTUAL PROPERTY AND LICENSES

     The Company protects its intellectual property through copyright, trade secret, patent, and trademark laws. For substantially all AutoCAD sales outside of North America, the Company uses software protection locks to inhibit unauthorized copying. Nonetheless, there can be no assurance that Autodesk's intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. In addition, the laws of certain foreign countries where Autodesk's products are distributed do not protect Autodesk's intellectual property rights to the same extent as the laws of the US. The inability of the Company to protect its proprietary information could have a material adverse effect on the Company's business and consolidated results of operations.

     From time to time, the Company receives claims alleging violation of a third party's intellectual property, including patent rights. Any disputes involving Autodesk's intellectual property rights or those of another party could lead to costly litigation which could have a material adverse effect on the Company's business and consolidated results of operations.

     The Company retains ownership of software it develops. All software is licensed to users and provided in object code pursuant to either shrink-wrap, embedded or on-line licenses, or executed license agreements. These agreements contain restrictions on duplication, disclosure, and transfer.

     The Company believes that because of the limitations of laws protecting its intellectual property and the rapid, ongoing technological changes in both the computer hardware and software industries, it must rely principally upon software engineering and marketing skills to maintain and enhance its competitive market position.

     The Company has an in-house antipiracy program focused on pursuing companies and individuals who illegally duplicate, sell or install Autodesk's software products. Software piracy is in some cases a felony under US federal law, which allows copyright and patent holders to protect and enforce their rights as owners of intellectual property.


PRODUCTION

     Production of the Company's software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs on to media for distribution to customers are performed by the Company and by licensed subcontractors. Media for Autodesk's products include CD-ROMs and disks and are available from multiple sources. User manuals for the Company's products and packaging materials are produced to Company specifications by outside sources. Domestic production is performed in leased facilities operated by the Company. Certain product assembly is also performed by independent third-party contractors. International production is performed in leased facilities in Switzerland and Australia and by independent third-party contractors in Ireland, Japan, and Singapore. To date, the Company has not experienced any material difficulties or delays in the production of its software and documentation.


EMPLOYEES

As of January 31, 1997, the Company had 2,044 full-time employees (1,379 in North America, 471 in Europe, and 194 in Asia/Pacific), of whom 624 were in software development and quality assurance, 930 in marketing and sales, 111 in production, and 379 in general and administrative positions. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing, support, and management personnel.

None of the Company's employees in the United States is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

ITEM 2.       PROPERTIES

The Company's executive offices and those related to product development, domestic marketing and sales, and production are located in leased office space in northern California. The Company also leases office space in various locations throughout the US for local sales and technical support personnel. Autodesk's foreign subsidiaries lease office space for their operations. The Company owns substantially all equipment used in its facilities.


ITEM 3.       LEGAL PROCEEDINGS

     Tektronix, Inc. has filed a complaint in the US District Court for the District of Oregon alleging infringement by the Company of US Patent No. 4,734,690. The Company is still evaluating the claims in this matter, but management believes the ultimate outcome of this matter will not be material to Autodesk's consolidated financial position, results of operations, or cash flows.

 In December 1994, the US District Court for the District of Vermont entered a $25.5 million verdict against the Company in a trade secret misappropriation lawsuit brought by Vermont Microsystems, Inc. ("VMI"), which was recorded in the fourth quarter of fiscal year 1995. After an initial appeal and remand, that award was reduced to $14,209,000, plus interest. Because this case is still under appeal, the Company has not reflected the reduction of damages in its financial statements.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.


Executive Officers of the Registrant
------------------------------------
The following sets forth certain information regarding the executive officers of the Company as of April 25, 1997:


         NAME                    AGE                              POSITION
         ----                    ---                              --------
Carol A. Bartz...............    48     Chairman of the Board and Chief Executive Officer
Eric B. Herr.................    48     President; Chief Operating Officer
David C. Arnold..............    41     Vice President, AEC Market Group
Joseph H. Astroth, Ph.D......    40     Vice President, GIS Market Group
Robert M. Carr...............    40     Vice President, AutoCAD Market Group
Steve Cakebread..............    45     Vice President and Chief Financial Officer
Larry L. Crume...............    52     Vice President, Kinetix
James D. D'Arezzo............    45     Vice President, Corporate Marketing
Dominic J. Gallello..........    41     Vice President, Mechanical CAD and Data Management
                                        Market Groups
John E. Lynch................    40     Vice President, Advanced Products Group
Stephen McMahon..............    55     Vice President, Human Resources
Tom Norring .................    51     Vice President, Asia/Pacific
Marcia K. Sterling...........    53     Vice President, Business Development, and General Counsel
Godfrey R. Sullivan..........    42     Vice President, Americas
Michael E. Sutton............    52     Vice President, Europe

     CAROL A. BARTZ joined the Company in April 1992 and has served as Chief Executive Officer and Chairman of the Board since May 1992. Ms. Bartz served as President from May 1992 through September 1996. Prior to joining Autodesk, from 1983 to April 1992, Ms. Bartz held various positions at Sun Microsystems, Inc., including Vice President, Worldwide Field Operations (July 1990 to April 1992). Ms. Bartz is a director of AirTouch Communications, Cadence Design Systems, Inc., Network Appliance, Inc., Cisco Systems, Inc., and BEA Systems, Inc.

     ERIC B. HERR has been Autodesk's President and Chief Operating Officer since September 1996, having also served as the Acting Vice President, AEC Market Group from September 1996 through March 1997. Mr. Herr served as the Chief Financial Officer from the time he joined the Company in May 1992 until September 1996. From December 1992 through January 1995, Mr. Herr served as Vice President, Emerging Businesses. From January 1995 to May 1995, Mr. Herr served as Vice President, Finance, and Administration. From May 1990 to May 1992, he served as Vice President of Finance and Planning, Sun Microsystems, Inc.

     DAVID C. ARNOLD has served as Vice President, AEC Market Group since April 1997. Mr Arnold is a cofounder of Softdesk and has served as its Chief Executive Officer, Treasurer, and Chairman of the Board from Softdesk's inception in 1985 through March 1997.

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

     STEVE CAKEBREAD joined the Company in April 1997 as Vice President and Chief Financial Officer. From April 1993 through March 1997 he served as Vice President, Finance World Trade Corporation at Silicon Graphics. Mr. Cakebread held various finance and general management positions at Hewlett-Packard Company from January 1972 through March 1993.

     ROBERT M. CARR has served as Vice President, AutoCAD Market Group, since September 1996. Mr. Carr joined Autodesk in November 1993 and served as Vice President, Core Technology Group, through January 1995, and Vice President, Engineering from January 1995 through September 1996. From September 1987 to August 1993, Mr. Carr served as Vice President of Software Development of Go Corporation, a company he cofounded.

     LARRY L. CRUME has served as Vice President and General Manager, Kinetix (formerly Autodesk's Multimedia Market Group), since joining Autodesk in October 1995. From March 1990 through September 1994, Mr. Crume worked at Lotus Development Corporation, serving as Vice President, International Business Development, from January 1990 to April 1993, and as Vice President, Electronic Messaging Division, from April 1993 to September 1994. From that time until joining Autodesk, Mr. Crume was an independent consultant.

     JAMES D. D'AREZZO has served as Vice President, Corporate Marketing, since joining Autodesk in February 1994. Mr. D'Arezzo served as Vice President, Data Management Market Group, from February 1996 through September 1996. From February 1994 through December 1995, Mr. D'Arezzo served as Vice President, Corporate Marketing, and Vice President, GIS and DM Market Groups. From November 1993 to January 1994, Mr. D'Arezzo served as the Vice President of Corporate Business Development for Banyan Systems. From July 1990 to November 1993, Mr. D'Arezzo served as Banyan's Vice President of Marketing.

     DOMINIC J. GALLELLO has served as Vice President, MCAD Market Group since January 1995 and as Vice President, Data Management Group since November 1996. Mr. Gallello served as Vice President, Asia/Pacific from the time he joined Autodesk in October 1992 until July 1996. From February 1995 to August 1995, Mr. Gallello served as Acting Vice President, MCAD Market Group. From April 1981 to October 1992, he held various positions with Intergraph Corporation, including President, Intergraph Japan, from June 1986 to October 1992.

     JOHN E. LYNCH joined Autodesk in May 1986 and has served as Vice President, Advanced Product Group, since January 1995, Chief Technical Officer from February 1995 through September 1996, and Vice President, AEC/FM Market Group from September 1995 through September 1996.

     STEPHEN MCMAHON has served as Vice President, Human Resources, since joining Autodesk in July 1992. From July 1987 to July 1992, Mr. McMahon served as Senior Director, Human Resources, for Apple Computer, Inc.

     TOM NORRING has served as Vice President, Asia Pacific, since joining Autodesk in June 1996. Prior to joining Autodesk, Mr. Norring served as Vice President of Asia Pacific and Latin America and in a variety of international management positions for Hitachi Data Systems from 1978 to 1996.

     MARCIA K. STERLING joined Autodesk in October 1995 as Vice President, Business Development, and General Counsel. From September 1982 to October 1995, she practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, where she was a member.

     GODFREY R. SULLIVAN has served as Vice President, the Americas, since joining Autodesk in October 1992 and as Acting Vice President, AEC/FM Market Group, from February 1995 to September 1995. Mr. Sullivan held various positions with Apple Computer, Inc., from June 1984 to September 1992, including Vice President and General Manager, Business Markets Division, from April 1992 to September 1992 and Vice President and General Manager, US Reseller Operations, from July 1991 to March 1992.

     MICHAEL E. SUTTON has served as Vice President, Europe, since June 1993. Mr. Sutton joined Autodesk in October 1987 as a sales and marketing director in the United Kingdom. Mr. Sutton was the Managing Director of Autodesk's United Kingdom subsidiary from January 1990 to January 1992. From January 1992 to February 1993, Mr. Sutton served as Northern Region Manager, Europe, and from February 1993 to May 1993, he served as Acting Vice President, Europe.

     There is no family relationship between any director or executive officer of Autodesk.



                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 52 of the Company's 1997 Annual Report to Stockholders.


ITEM 6.       SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 23 of the Company's 1997 Annual Report to Stockholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 24 through 32 of the Company's 1997 Annual Report to Stockholders.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 33 through 50 of the Company's 1997 Annual Report to Stockholders.


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

                                     PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1.   Financial Statements: The following Consolidated Financial Statements of
     --------------------
     Autodesk, Inc. and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to pages 33 through 50 of the Registrant's 1997 Annual Report to Stockholders:

     Consolidated Statement of Income--Fiscal Years Ended January 31, 1997, 1996, and 1995

     Consolidated Balance Sheet--January 31, 1997 and 1996

     Consolidated Statement of Cash Flows--Fiscal Years Ended January 31, 1997, 1996, and 1995

     Consolidated Statement of Stockholders' Equity--Three-Year Period Ended January 31, 1997

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors

2.   Financial Statement Schedule: The following financial statement schedule of
     ----------------------------
     Autodesk, Inc., for the fiscal years ended January 31, 1997, 1996, and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

          Schedule II         Valuation and Qualifying Accounts..............S-1


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

          Exhibit
           No.                               Description
           ---                               -----------
         2.1 (1)    Agreement and Plan of Reorganization By and Among Autodesk,
                    Inc., Autodesk Acquisition Corporation, and Softdesk, Inc.,
                    dated Decmeber 10, 1996, as amended December 19, 1996.
         3.1 (2)    Certificate of Incorporation of Registrant, as amended
         3.2        Certificate of Designation
         3.3 (2)    Bylaws of Registrant
         4.1 (3)    Preferred Shares Right Agreement dated December 14, 1995
        10.1 (4)*   Registrant's 1987 Stock Option Plan, as amended
        10.2 (4)*   Registrant's  Employee  Qualified  Stock Purchase Plan and
                    form of Subscription  Agreement, as amended
        10.3 (4)*   Registrant's 1990 Directors' Option Plan, as amended
        10.4 (4)*   Registrant's 1996 Stock Option Plan
        10.5 (2)*   Form of Indemnification Agreement executed by the Company
                    and each of its officers and directors
        10.6 (5)*   Agreement between Registrant and Carol A. Bartz dated
                    April 7, 1992
        10.7 (6)    Teleos Research 1996 Stock Plan

        10.8 (7)    Registrant's Nonstatutory Stock Option Plan
        10.9 (8)    Softdesk, Inc. 1992 Stock Option Plan
        10.10(8)    Softdesk, Inc. 1993 Director Stock Option Plan
        10.11(8)    Softdesk, Inc. 1993 Equity Incentive Plan
        13.1        Annual Report to Stockholders for the year ended January 31,
                    1997 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
        21.1        List of Subsidiaries
        23.1        Consent of Independent Auditors (included on page 19 of
                    this Report)
        24.1        Power of Attorney (included on page 18 of this Report)

        (1) Incorporated by reference to the exhibit filed with the Registration on From S-4 filed on March 3,
               1997.

        (2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

        (3) Incorporated by reference to the Registrants Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996.

        (4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

        (5) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992.

        (6) Incorporated by reference to the exhibit filed with the Registrant's Report on Form S-8 filed on
               July 23, 1996.

        (7) Incorporated by reference to the exhibit filed with the Registrant's Report on Form S-8 filed on
               October 29, 1996.

        (8) Incorporated by reference to the exhibit filed with the Registrant's Report on Form S-8 filed on
               April 3, 1997.

        * Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K: No report on Form 8-K was filed by the Company during
     -------------------
     the fiscal quarter ended January 31, 1997.

     With the exception of the information incorporated by reference to the Annual Report to Stockholders in Items 5, 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1996 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

     Autodesk, the Autodesk logo, AutoCAD, AutoCAD LT, 3D Studio, WorkCenter, and PartSpec are registered trademarks, and Mechanical Desktop, 3D Studio MAX, Kinetix, AutoCAD Map, Autodesk MapGuide, Autodesk World, PlantSpec, DesignBlocks, Hyperwire, Picture This Home!, and Design Your World are trademarks, of Autodesk, Inc. in the USA and/or other countries. Microsoft Windows and Windows NT are registered trademarks of Microsoft Corporation. All other brand names, product names, or trademarks belong to their respective holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AUTODESK, INC.

                                           By: /s/ CAROL A. BARTZ
                                               ------------------
                                               Carol A. Bartz
                                               Chairman of the Board
     Dated: April 30, 1997
                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carol A. Bartz as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                      Title                                   Date
-----------------------------------------------      ---------------------------                     ----------

/s/ CAROL A. BARTZ                                   Chief Executive Officer and                     April 30, 1997
-----------------------------------------------       Director (Principal Executive Officer)
Carol A. Bartz

/s/ STEVE CAKEBREAD                                  Vice President and                              April 30, 1997
-----------------------------------------------       Chief Financial Officer
Steve Cakebread                                       (Principal Financial Officer)

/s/ JOHN E. CALONICO                                 Vice President, Finance                         April 30, 1997
-----------------------------------------------       (Principal Accounting Officer)
John E. Calonico

/s/ MARK A. BERTELSEN                                Director                                        April 30, 1997
-----------------------------------------------
Mark A. Bertelsen

/s/ CRAWFORD W. BEVERIDGE                            Director                                        April 30, 1997
-----------------------------------------------
Crawford W. Beveridge

/s/ J. HALLAM DAWSON                                 Director                                        April 30, 1997
-----------------------------------------------
J. Hallam Dawson

/s/ MORTON L. TOPFER                                 Director                                        April 30, 1997
-----------------------------------------------
Morton L. Topfer

/s/ MARY ALICE TAYLOR                                Director                                        April 30, 1997
-----------------------------------------------
Mary Alice Taylor


                         CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autodesk, Inc. of our report dated February 24, 1997, except for
     Note 10 as to which the date is March 31, 1997, included in the 1997 Annual Report to Stockholders of Autodesk, Inc.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-15675, No. 33-22656, No. 33-39458, No.
     33-41265, No. 33-51110, No. 33-54683, No. 33-61015, No. 333-08693, No.
     333-15037 and No. 333-24469) pertaining to the 1987 Stock Option Plan, 1990 Directors' Option Plan, the Autodesk, Inc. Nonstatutory Stock Option Plan, and Employee Qualified Stock Purchase Plan of Autodesk, Inc., the Teleos Research 1996 Stock Plan and the Softdesk, Inc. 1992 Stock Option Plan, Softdesk, Inc. 1993 Director Stock Option Plan and Softdesk, Inc. 1993 Equity Incentive Plan of our report dated February 24, 1997, except for
     Note 10 as to which the date is March 31, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Autodesk, Inc.



                                                           /s/ ERNST & YOUNG LLP


                                                               ERNST & YOUNG LLP

     San Jose, California
     April 28, 1997

                                                                     Schedule II


                                AUTODESK, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                         Additions--
                                                 Balance at              Charged to                                      Balance
                                                 Beginning                Costs and              Deductions              at End
           Description                            of Year                 Expenses               Write-Offs              of Year
           -----------                            -------                  --------               ----------              -------
Fiscal year ended January 31, 1997
    Allowance for doubtful accounts              $6,731,000              $1,735,000              $1,831,000              $6,635,000
    Allowance for stock balancing and
      product rotation                          $14,607,000             $46,884,000             $44,316,000             $17,175,000

Fiscal year ended January 31, 1996
    Allowance for doubtful accounts              $6,457,000              $3,527,000              $3,253,000              $6,731,000
    Allowance for stock balancing and
      product rotation                           $6,892,000             $58,889,000             $51,174,000             $14,607,000

Fiscal year ended January 31, 1995
    Allowance for doubtful accounts              $5,204,000              $2,198,000                $945,000              $6,457,000
    Allowance for stock balancing and
       product rotation                          $1,290,000             $34,224,000             $28,622,000              $6,892,000