Form 10-Q
period 1997-04-30
AUTODESK INC
filed 1997-06-16
CIK 769397

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -----------------
                                   FORM 10-Q
                               -----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED APRIL 30, 1997
                                       OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of June 9, 1997, there were 47,907,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 AUTODESK, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                        PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Operations
         Three months ended April 30, 1997 and 1996...................       3

         Condensed Consolidated Balance Sheet
         April 30, 1997 and January 31, 1997..........................       4

         Condensed Consolidated Statement of Cash Flows
         Three months ended April 30, 1997 and 1996...................       6

         Notes to Condensed Consolidated Financial Statements.........       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS....................................       8


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................      13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................      14

         Signatures...................................................      14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            Three months ended
                                                                  April 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------

Revenues                                                   $122,123    $139,213

Direct commissions                                            3,139       2,932
                                                           --------    --------
Net revenues                                                118,984     136,281
Costs and expenses:

 Cost of revenues                                            16,041      17,292
 Marketing and sales                                         52,606      49,337
 Research and development                                    27,609      22,862
 General and administrative                                  18,437      18,665

 Charge for acquired in-process
  research and development                                   58,087           -
                                                           --------    --------
                                                            172,780     108,156
                                                           --------    --------

Income (loss) from operations                               (53,796)     28,125

Interest and other income, net                                2,375       1,426
                                                           --------    --------
Income (loss) before income taxes                           (51,421)     29,551

Provision for income taxes                                    1,324      10,491
                                                           --------    --------
Net income (loss)                                          $(52,745)   $ 19,060
                                                           ========    ========

Net income (loss) per share                                $  (1.15)   $   0.39
                                                           ========    ========

Shares used in computing net (loss) income per share         45,940      48,470
                                                           ========    ========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)

                                                                          April 30, 1997    January 31, 1997
                                                                          ---------------   -----------------
                                                                            (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents                                                     $ 49,189            $ 64,814
  Marketable securities                                                          140,313             117,971
  Accounts receivable, net                                                        73,394              68,577
  Inventories                                                                      7,152               7,340
  Deferred income taxes                                                           35,376              35,616
  Prepaid expenses and other current assets                                       19,733              16,210
                                                                                --------            --------
    Total current assets                                                         325,157             310,528
                                                                                --------            --------
Marketable securities, including a restricted balance of
  $28,000 at April 30, 1997 and January 31, 1997                                 110,207             103,523
Computer equipment, furniture, and leasehold
  improvements, at cost:
  Computer equipment and furniture                                               109,197             103,903
  Leasehold improvements                                                          17,983              17,818
  Less accumulated depreciation                                                  (81,937)            (77,671)
                                                                                --------            --------
   Net computer equipment, furniture, and leasehold improvements                  45,243              44,050
Purchased technologies and capitalized software                                   24,922              15,916
Other assets                                                                      37,791              18,216
                                                                                --------            --------
                                                                                $543,320            $492,233
                                                                                ========            ========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)



                                               April 30, 1997    January 31, 1997
                                               ---------------   -----------------
                                                 (Unaudited)         (Audited)
Current liabilities:
  Accounts payable                                   $ 32,154            $ 24,557
  Accrued compensation                                 18,587              18,099
  Accrued income taxes                                 70,646              75,061
  Other accrued liabilities                            50,508              32,454
                                                     --------            --------
    Total current liabilities                         171,895             150,171
                                                     --------            --------
Deferred income taxes                                   4,947               2,974
Litigation accrual                                     29,328              29,328
Other liabilities                                       1,614               1,646

Put warrants                                           64,500              64,500

Stockholders' equity:
  Common stock                                        245,460             147,091
  Retained earnings                                    39,186             106,587
  Foreign currency translation adjustment             (13,610)            (10,064)
                                                     --------            --------
    Total stockholders' equity                        271,036             243,614
                                                     --------            --------
                                                     $543,320            $492,233
                                                     ========            ========

                       See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                 Three months ended
                                                                                                      April 30,
                                                                                                --------------------
                                                                                                    1997        1996
                                                                                                --------    --------
Operating activities
 Net income (loss)                                                                              $(52,745)   $ 19,060
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Charge for acquired in-process research and development                                       58,058           -
    Depreciation and amortization                                                                  8,139       7,501
    Changes in operating assets and liabilities, net of business combinations                      6,597     (12,922)
                                                                                                --------    --------
Net cash provided by operating activities                                                         20,049      13,639
                                                                                                --------    --------

Investing activities
 Purchases of marketable securities                                                              (21,131)    (15,980)
 Business combinations, net of cash acquired                                                      (5,766)          -
 Purchases of computer equipment, furniture, and leasehold improvements                           (2,603)     (3,809)
 Purchases of software technologies and capitalization of software costs                          (2,350)          -
 Other                                                                                             3,720      (5,594)
                                                                                                --------    --------
Net cash used in investing activities                                                            (28,130)    (25,383)
                                                                                                --------    --------

Financing activities
 Proceeds from issuance of common stock                                                            8,050      10,211
 Repurchase of common stock                                                                      (12,722)    (21,965)
 Dividends paid                                                                                   (2,872)     (2,862)
                                                                                                --------    --------
Net cash used in financing activities                                                             (7,544)    (14,616)
                                                                                                --------    --------
Net decrease in cash and cash equivalents                                                        (15,625)    (26,360)
Cash and cash equivalents at beginning of year                                                    64,814     129,305
                                                                                                --------    --------
Cash and cash equivalents at end of quarter                                                     $ 49,189    $102,945
                                                                                                ========    ========

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended April 30, 1997 and April 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of this statement is not permitted.

   Under the new requirements, primary earnings per share (referred to as basic earnings per share under the new pronouncement) will exclude the dilutive effect of stock options. The adoption of this pronouncement is expected to result in an increase in primary earnings per share for the first quarter ended April 30, 1996 of approximately $0.02, but is not expected to impact the calculation of primary loss per share for the first quarter ended April 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings (loss) per share for these quarters is not expected to be material.

3. On March 31, 1997, the Company issued approximately 2.9 million shares of its common stock for all outstanding shares of Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based application software for the architecture, engineering, and construction market, and exchanged Autodesk options for outstanding Softdesk options. Based upon the value of Autodesk stock and options exchanged, the transaction was valued at approximately $94 million for the Softdesk stockholders. This transaction has been accounted for using the purchase method. The operating results of Softdesk, which have not been material in relation to those of the Company, have been included in the accompanying condensed consolidated financial statements from the acquisition date.

   To assist in the allocation of the purchase price, an independent valuation of Softdesk was completed. Approximately $55.1 million of the Softdesk purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was charged to operations in the first quarter of fiscal year 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including "Certain Risk Factors Which May Impact Future Operating Results".

RESULTS OF OPERATIONS

Net revenues. The Company's first quarter net revenues of $119.0 million decreased 13 percent from the first quarter of the prior fiscal year resulting principally from reductions in sales of AutoCAD and related updates as AutoCAD Release 13 entered into the latter stages of its product life cycle. The stronger value of the US dollar, relative to international currencies, primarily the Japanese yen and the German mark, negatively impacted net revenues in the first quarter of current fiscal year by $6.6 million when compared to the same period in the prior fiscal year. Sales of AutoCAD and AutoCAD updates accounted for approximately 70 percent of the Company's consolidated revenues in the quarter compared to 75 percent in the same quarter of the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 64 percent of the Company's revenues in the first quarter of fiscal year 1998 as compared to 70 percent for the first quarter of fiscal year 1997.

The Company derives a substantial portion of its revenues from sales of AutoCAD and AutoCAD updates. As such, any factors adversely affecting sales of AutoCAD and AutoCAD updates, including customer acceptance and product performance of the most recent version, AutoCAD Release 14, which was introduced in the second quarter of fiscal year 1998, its compatibility with hardware equipment, and interoperability problems with products designed to run in conjunction with AutoCAD Release 14, could result in damage to the Autodesk and AutoCAD brand names, and could have a material adverse effect on the Company's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and decreased from 10 percent of consolidated revenues in the first quarter of fiscal year 1997 to 5 percent of consolidated revenues in the same period of the current fiscal year. Fiscal year 1997 product returns were impacted by product rotation resulting from performance issues with AutoCAD Release 13 and transition and update cycles related to the Company's various software products. While the Company experienced a decrease in product returns in the first quarter of fiscal year 1998, management anticipates that product returns, both in absolute dollar terms and as a percentage of net revenues, in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues increased approximately 1 percent in the first quarter of fiscal year 1998 as compared to the same period of the prior fiscal year. Gross margins in the first quarter of fiscal year 1998 were adversely impacted by the mix of product sales, and to a lesser extent, the impact of increased fixed costs on a lower revenue base. Revenues from commercial versions of AutoCAD software, which historically have yielded a higher gross margin than many of Autodesk's other commercial products, decreased as a percentage of consolidated revenues. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 44 and 36 percent of net revenues in the first quarter of fiscal years 1998 and 1997, respectively. Actual spending increased approximately 7 percent as a result of higher employee costs, marketing and sales costs associated with the launch of AutoCAD Release 14 and new and enhanced product introductions from the Company's market groups. The Company expects to continue its emphasis on marketing and sales activities in the future to promote Autodesk's competitive position and to support sales and marketing of its products. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 23 and 17 percent of net revenues in the first quarter of fiscal years 1998 and 1997, respectively. Actual research and development spending, including capitalized software development costs of $1,750,000 recorded in the current fiscal year, increased by 28 percent in absolute dollars from the same period in the prior fiscal year due to the addition of software engineers, expenses associated with the development and translation of new products including AutoCAD Release 14, and incremental expenses associated with fiscal year 1997 acquisitions and the March 31, 1997 business combination with Softdesk, Inc. ("Softdesk"), a leading supplier of architecture, engineering, and construction applications. The Company anticipates that research and development expenses will increase in future periods as a result of product development efforts by the Company's market groups and incremental personnel costs resulting from recent business combinations. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses increased to 16 percent of net revenues in the first quarter of fiscal year 1998 from 14 percent of net revenues in the first quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses decreased 1 percent from the same period of the prior fiscal year resulting primarily from lower professional fees and occupancy costs. The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastucture, including continued investment in Autodesk's worldwide information systems.

Charge for acquired in-process research and development. On March 31, 1997, the Company acquired the outstanding stock of Softdesk in exchange for Autodesk common stock. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $55.1 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from another third party during the quarter also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $55.1 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998.

Interest and other income. Interest and other income in the first quarter was $2.4 million, including foreign currency losses of approximately $56,000, compared to $1.4 million in the same quarter of the prior fiscal year, net of foreign exchange gains of approximately $60,000. The increase in interest income is due primarily to higher average cash balances and higher interest rates on the Company's portfolio.

Provision for income taxes. The Company's effective income tax rate, excluding the one-time charge for acquired in-process research and development recorded in connection with the Softdesk acquisition, which is not deductible for income tax purposes, was 36 percent in the first quarter of fiscal year 1998 compared to
35.5 percent in the first quarter of the prior fiscal year. The increase in the income tax rate was due to a change in the geographic mix of operations, resulting primarily from the acquisition of Softdesk.

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

Autodesk operates in a rapidly changing global environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

Fluctuations in quarterly operating results. The Company has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. The Company's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period while the Asia/Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

The Company typically receives and fulfills a majority of its orders within the quarter, with these orders frequently concentrated in the last weeks or days of a fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on the Company's consolidated results of operations and financial condition.

Similarly, shortfalls in Autodesk's revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the Company's stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to performance.

Product concentration.   Autodesk derives a substantial portion of its revenues
from sales of AutoCAD software, AutoCAD updates, and adjacent products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD updates, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations.

A substantial portion of Autodesk's computer-aided design ("CAD") sales, including sales of AutoCAD, AutoCAD updates, and product offerings from Softdesk, are used in the architecture, engineering, and construction ("AEC") industry. Autodesk's historical product sales to the AEC markets, particularly in the US and in various European markets, including Germany, France, and Italy, have been sluggish due in part to general market conditions. Other factors which could affect the AEC market, including downward pricing pressure, consolidation resulting in strengthened competitors, product combinations which offer more-comprehensive solutions to customers, technological innovation by competitors, entry of new competitors into the AEC market, and changes in the design construction process resulting in changes in the demand for the type of software produced by the Company, could have a material adverse effect on the Company's business and consolidated results of operations in future periods.

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by the Company are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. There can be no assurance that defects or errors will not be discovered in the most recent version of AutoCAD, Release 14, or in other software products offered by the Company. Such defects or errors could result in corrective releases to the Company's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

The company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. The discovery of product defects could result in the delay or cancellation of planned development projects, and could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in the market for design, mapping, multimedia, data management, or data publishing software products could also have a negative impact on the Company's business and consolidated results of operations .

Certain of the Company's historical product development activities have been performed by independent firms and contractors, while other technologies are licensed from third parties. Autodesk generally either owns or has an exclusive license for use of the software developed by third parties. Because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to the Company in the future. Similarly, there can be no assurance that the Company will be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could have a material adverse effect on the Company's business and consolidated results of operations.

Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of Autodesk's design software. In the AEC market in particular, a number of developer partners, including the former operations of Softdesk, have contributed to demand for AutoCAD software by providing application products with high levels of functionality. Because products acquired in the Softdesk business combination compete with the product offerings of some of these developers, the Softdesk merger may negatively impact certain of Autodesk's relationships with these third parties. However, Autodesk's commitment to maintain an open architecture for AutoCAD and for certain products acquired in the Softdesk merger should permit third-party developers to continue to develop and market specific applications. While Autodesk's management believes that the Softdesk merger will ultimately improve the quality of the platform on which developer products are based and permit achievement of higher functionality and greater customer satisfaction, thereby benefiting Autodesk and the developer base, there can be no assurance that certain developers will not elect to support other products or otherwise experience disruption in product development and delivery cycles. Such disruption in particular markets could negatively impact these third-party developers and end users during the transitional period, which could have a material adverse effect on Autodesk's business and consolidated results of operations.

International revenues. The Company anticipates that international revenues will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international sales include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where Autodesk does business. During the first quarter of fiscal year 1998, changes in exchange rates from the same period of the prior fiscal year adversely impacted revenues, principally due to changes in the Japanese yen and German mark. The Company's international results may also be impacted by general economic and political conditions in these foreign markets, including an ongoing slowdown in the German market experienced since the middle of fiscal year 1997, and its adverse impact on other European markets. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and consolidated results of operations.

Dependence on distribution channels. The Company sells its software products primarily to distributors and dealers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although the Company has not, to date, experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. The loss of or a significant reduction in business with any one of the Company's major international distributors or large US dealers could have a material adverse effect on the Company's business and consolidated results of operations in future periods.

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. While the Company experienced a decrease in product returns both in absolute dollars and as a percentage of consolidated revenues during the first quarter of fiscal year 1998 as compared to the same period in the prior fiscal year, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

Autodesk establishes reserves, including reserves for stock balancing and product rotation, based on estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions, and other factors. While the Company maintains strict measures to monitor channel inventories and to provide appropriate reserves, actual product returns may differ from the Company's reserve estimates, and such differences could be material to Autodesk's consolidated financial statements.

Intellectual property. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. Despite such efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy aspects of the Company's software products or to obtain and use information that Autodesk regards as proprietary. Policing unauthorized use of the Company's software products is time-consuming and costly. Although the Company is unable to measure the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in its market grows and the functionality of products in different market segments overlap. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not have a material adverse effect on its business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which could have a material adverse effect on the Company's business and consolidated results of operations.

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and uses in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available on commercially reasonable terms, or that the software will be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses, or inability to support, maintain, and enhance any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed, and integrated, which would have a material adverse effect on the Company's business and consolidated results of operations.

Risks associated with recent acquisitions. Autodesk consummated several acquisitions in fiscal year 1997, including acquisitions of Teleos Research, Argus Technologies, Inc., and Creative Imaging Technologies, Inc., as well as the March 1997 acquisition of Softdesk. The Company is integrating the operations acquired in the Softdesk merger with its own. There can be no assurance that the anticipated benefits of the Softdesk merger and other business combinations completed in fiscal year 1997 will be realized. The Softdesk merger entails a number of risks, including managing a larger and more geographically disparate business. In addition, the Softdesk merger could require significant additional management attention. If Autodesk is unsuccessful in integrating and managing the Softdesk business and the businesses of other recently acquired entities, the Company's business and consolidated results of operations in future periods could be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents, and marketable securities, was $153.3 million at April 30, 1997, compared to $160.4 million at January 31, 1997. Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments, and US treasury notes, totaled $299.7 million at April 30, 1997, compared to $286.3 million at January 31, 1997. The $13.4 million increase in cash, cash equivalents, and marketable securities was due primarily to cash generated from operations ($20.0 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($8.1 million). This increase was partially offset by cash used to repurchase shares of the Company's common stock under an ongoing, systematic repurchase program ($12.7 million); to pay dividends on the Company's common stock ($2.9 million); and to purchase computer equipment, furniture, and leasehold improvements ($2.6 million).

The Company has an unsecured $40 million bank line of credit that may be used from time to time to facilitate short-term cash flow. At April 30, 1997, there were no borrowings outstanding under this credit agreement which expires in January 1999.

The Company's principal commitments at April 30, 1997, consisted of obligations under operating leases for facilities.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; dividend payments; repurchases of the Company's common stock; and the acquisition of businesses, software products, or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1998.


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

In May 1997, the Company settled a lawsuit filed by Tektronix, Inc. alleging a patent infringement whereby all claims will be dismissed.

In December 1994, the US District Court for the District of Vermont entered a $25.5 million verdict against the Company in a trade secret misappropriation lawsuit brought by Vermont Microsystems, Inc. ("VMT"), which was recorded in the fourth quarter of fiscal year 1995. After an initial appeal and remand, that award was reduced to $14,209,000, plus interest. Because this case is still under appeal, the Company has not reflected the reduction of damages in its financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 13, 1997

                             AUTODESK, INC.
                             (Registrant)



                             /s/ CAROL A. BARTZ
                             ------------------
                             Carol A. Bartz
                             Chairman and Chief Executive Officer



                             /s/ STEVE CAKEBREAD
                             -------------------
                             Steve Cakebread
                             Vice President and Chief Financial Officer
                             (Principal Accounting Officer)