Form 10-Q
period 1997-07-31
AUTODESK INC
filed 1997-09-15
CIK 769397

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

FOR THE PERIOD ENDED JULY 31, 1997

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


               Yes     X                   No
                     -----                      ---

As of September 8, 1997, there were 48,353,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX

                      PART I.  FINANCIAL INFORMATION                    Page No.
                                                                        --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Condensed Consolidated Statement of Operations
           Three and six months ended July 31, 1997 and 1996............    3

         Condensed Consolidated Balance Sheet
           July 31, 1997 and January 31, 1997...........................    4

         Condensed Consolidated Statement of Cash Flows
           Six months ended July 31, 1997 and 1996......................    6

         Notes to Condensed Consolidated Financial Statements...........    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................    9

                          PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS..........................................   15

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...........................   16

             SIGNATURES.................................................   16

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                       Three months ended      Six months ended
                                            July 31,                July 31,
                                       -------------------   ---------------------
                                         1997       1996        1997        1996
                                       --------   --------   ----------   --------
Revenues                               $157,944   $132,594    $280,067    $271,807

Direct commissions                        3,848      3,849       6,987       6,781
                                       --------   --------    --------    --------
Net revenues                            154,096    128,745     273,080     265,026

Costs and expenses:
  Cost of revenues                       18,725     16,622      34,766      33,914

  Marketing and sales                    58,750     50,555     111,356      99,892

  Research and development               30,426     22,947      58,035      45,809

  General and administrative             20,726     18,269      39,163      36,934

  Charge for acquired in-process
   research and development                   -      3,229      58,087       3,229
                                       --------   --------    --------    --------
                                        128,627    111,622     301,407     219,778
                                       --------   --------    --------    --------
Income (loss) from operations            25,469     17,123     (28,327)     45,248

Interest and other income, net            2,399      1,441       4,774       2,867
                                       --------   --------    --------    --------
Income (loss) before income taxes        27,868     18,564     (23,553)     48,115

Provision for income taxes               10,033      7,919      11,357      18,410
                                       --------   --------    --------    --------
Net income (loss)                      $ 17,835   $ 10,645    $(34,910)   $ 29,705
                                       ========   ========    ========    ========
Net income (loss) per share                $.34       $.22       $(.78)       $.62
                                       ========   ========    ========    ========
Shares used in computing
  net income (loss) per share            51,880     47,570      45,045      48,100
                                       ========   ========    ========    ========




                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)



                                                            July 31, 1997    January 31, 1997
                                                            --------------   -----------------
                                                             (Unaudited)         (Audited)

Current assets:
  Cash and cash equivalents                                      $ 37,166            $ 64,814
  Marketable securities                                           187,965             117,971
  Accounts receivable, net                                         85,859              68,577
  Inventories                                                       6,548               7,340
  Deferred income taxes                                            36,682              35,616
  Prepaid expenses and other current assets                        17,728              16,210
                                                                 --------            --------
    Total current assets                                          371,948             310,528
                                                                 --------            --------
Marketable securities, including a restricted
  balance of $17,300 at July 31, 1997
   and $28,000 at January 31, 1997                                102,429             103,523

Computer equipment, furniture, and leasehold
  improvements, at cost:
  Computer equipment and furniture                                111,241             103,903
  Leasehold improvements                                           19,536              17,818
  Less accumulated depreciation                                   (87,318)            (77,671)
                                                                 --------            --------
   Net computer equipment, furniture,
    and leasehold improvements                                     43,459              44,050
Purchased technologies and capitalized software                    21,921              15,916
Other assets                                                       38,101              18,216
                                                                 --------            --------
                                                                 $577,858            $492,233
                                                                 ========            ========


                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)



                                            July 31, 1997    January 31, 1997
                                            --------------   -----------------
                                             (Unaudited)         (Audited)
Current liabilities:
  Accounts payable                               $ 27,210            $ 24,557
  Accrued compensation                             22,969              18,099
  Accrued income taxes                             77,253              75,061
  Other accrued liabilities                        62,201              32,454
                                                 --------            --------
    Total current liabilities                     189,633             150,171
                                                 --------            --------

Deferred income taxes                               3,453               2,974
Litigation accrual                                 29,328              29,328
Other liabilities                                   1,706               1,646

Put warrants                                       64,500              64,500

Stockholders' equity:
  Common stock                                    263,317             147,091
  Retained earnings                                33,021             106,587
  Foreign currency translation adjustment          (7,100)            (10,064)
                                                 --------            --------
    Total stockholders' equity                    289,238             243,614
                                                 --------            --------
                                                 $577,858            $492,233
                                                 ========            ========



                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                          Six months ended
                                                              July 31,
                                                          1997        1996
                                                        --------    --------
Operating activities
 Net income (loss)                                      $(34,910)   $ 29,705
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Charge for acquired in-process research
    and development                                       58,087       3,229
   Depreciation and amortization                          20,105      15,957
   Changes in operating assets and liabilities,
    net of business combinations                          11,649      11,721
                                                        --------    --------
Net cash provided by operating activities                 54,931      60,612
                                                        --------    --------

Investing activities
 Purchases of marketable securities                      (61,005)    (13,737)
 Business combinations, net of cash acquired              (5,766)     (6,689)
 Purchases of computer equipment, furniture,
  and leasehold improvements                              (7,924)     (8,825)
 Purchases of software technologies,
  capitalization of software costs and other               6,857      (9,830)
                                                        --------    --------
Net cash used in investing activities                    (67,838)    (39,081)
                                                        --------    --------

Financing activities
 Proceeds from issuance of common stock                   29,250      13,051
 Repurchase of common stock                              (38,243)    (41,489)
 Dividends paid                                           (5,748)     (5,595)
                                                        --------    --------
Net cash used in financing activities                    (14,741)    (34,033)
                                                        --------    --------
Net decrease in cash and cash equivalents                (27,648)    (12,502)
Cash and cash equivalents at beginning of year            64,814     129,305
                                                        --------    --------
Cash and cash equivalents at end of quarter             $ 37,166    $116,803
                                                        ========    ========
Supplemental disclosure of noncash investing and
 financing activities:
  Common stock issued in connection with
  the acquisition of Softdesk                           $ 89,600    $     --
                                                        ========    ========

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements at July 31, 1997 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the three and six months ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

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

   Under the new requirements, primary earnings per share (referred to as basic earnings per share under the new pronouncement) will exclude the dilutive effect of stock options. The adoption of this pronouncement is expected to result in an increase in primary earnings per share for the second quarter ended July 31, 1997 and 1996 of approximately $0.03 and $0.01, respectively. The impact of the new requirements is expected to increase earnings per share by $.03 for the six months ended July 31, 1996, but is not expected to impact the calculation of primary loss per share for the six months ended July 31, 1997. The impact of SFAS 128 on the calculation of fully diluted earnings
   (loss) per share for these periods is not expected to be material.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1999. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will first be reflected in the Company's 1999 Annual Report and will apply to both annual and interim financial reporting subsequent to this date. Autodesk management is currently evaluating the implication of these statements on operations.

3. The Financial Accounting Standards Board has approved the American Institute of Certified Public Accountants Statement of Position (SOP) on software revenue recognition which will be effective beginning in fiscal year 1999. The Company believes it is in compliance with the provisions of the new SOP and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

4. In January 1997, the SEC issued new rules requiring expanded disclosure for "market risk-sensitive" financial instruments. These rules will be fully effective for the Company's annual financial statements for the year ending January 31, 1999. As required for this interim filing, specific information on the Company's accounting policies with regard to activities in derivative financial instruments is provided below.

   The Company utilizes derivative financial instruments in the form of forward foreign exchange contracts only for the purpose of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as a part of its ongoing business operations. The Company, as a matter of policy, does not engage in trading or speculative transactions.

   In general, instruments used as hedges must be effective at reducing the foreign currency risk associated with the underlying transaction being hedged and must be designated as a hedge at the inception of the contract. Substantially all forward foreign currency contracts entered into by the Company have maturities of 60 days or less.

   The Company uses the forward contracts only as hedges of existing transactions. Amounts receivable and payable on forward foreign exchange contracts are recorded as other current assets and other accrued liabilities, respectively. For these contracts, mark-to-market gains and losses are recognized as other income or expense in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognized. Cash flows associated with derivative transactions are classified in the statement of cash flows in a manner consistent with those of the transactions being hedged.

   As further discussed in the Company's fiscal year 1997 Annual Report on Form 10-K, the Company sold put warrants to an independent third party in September 1996 that entitle the holder of the warrants to sell 3 million shares of its common stock to the Company at $21.50 per share. Additionally, the Company purchased call options from the same independent third party that entitle the Company to buy 2 million shares of its common stock at $25.50 per share. The put warrants and call options expire in September 1997.

   As part of its ongoing and systematic stock repurchase program, the Company may, from time to time, enter into additional put warrant and call option arrangements. As with the current put warrant contracts, the Company's maximum potential repurchase obligation under the put warrants will be reclassified from stockholders' equity to put warrants on the consolidated balance sheet. Under these arrangements, the Company can typically settle with a stock or a cash settlement equal to the difference between the exercise price and market value at the date of exercise.

5. On March 31, 1997, the Company issued approximately 2.9 million shares of its common stock for all outstanding shares of Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based application software for the architecture, engineering, and construction market, and exchanged Autodesk options for outstanding Softdesk options. Based upon the value of Autodesk stock and options exchanged, the transaction was valued at approximately $94 million for the Softdesk stockholders. This transaction has been accounted for using the purchase method. The operating results of Softdesk, which have not been material in relation to those of the Company, have been included in the accompanying condensed consolidated financial statements from the acquisition date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained herein relative to markets for Autodesk's products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and Autodesk's actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including "Certain Risk Factors Which May Impact Future Operating Results," page 11, as well as factors set forth in Autodesk's Annual report on Form 10-K.


RESULTS OF OPERATIONS

Three Months Ended July 31, 1997 and 1996
-----------------------------------------

Net revenues. The Company's second quarter net revenues of $154.1 million increased 20 percent from the second quarter of the prior fiscal year. The Company achieved significant net revenue growth in the Americas when compared to the same period in the prior fiscal year while remaining relatively flat in Europe and Asia/Pacific. Growth in net revenues resulted from sales of new products such as AutoCAD Map, Autodesk World and 3D Studio Viz. Also contributing to this growth were higher sales of AutoCAD software, the Company's flagship product, as well as incremental revenues associated with the March 1997 acquisition of Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based software for the architecture, engineering, and construction ("AEC") market. The most current release of AutoCAD, Release 14, was introduced in the United States and certain foreign markets in the second quarter of the current fiscal year. The growth in AutoCAD revenues resulted from increased sales of the commercial version in the Americas and an increase in AutoCAD revenues resulting from strong initial demand for Release 14 updates. The stronger value of the US dollar, relative to international currencies, primarily the Japanese yen and the German mark, negatively impacted net revenues in the second quarter of the current fiscal year by $7.6 million when compared to the same period in the prior fiscal year. Sales of AutoCAD and AutoCAD updates accounted for approximately 74 percent and 70 percent of the Company's consolidated revenues in the second quarter of fiscal years 1998 and 1997, respectively. International sales, including exports from the U.S., accounted for approximately 58 percent of the Company's revenues in the second quarter of fiscal year 1998 as compared to 66 percent for the second quarter of fiscal year 1997.

The Company derives a substantial portion of its revenues from sales of AutoCAD and AutoCAD updates. As such, any factors adversely affecting sales of AutoCAD and AutoCAD updates, including customer acceptance, product performance, compatibility with hardware equipment, and interoperability problems with products designed to run in conjunction with AutoCAD Release 14, could result in damage to the Autodesk and AutoCAD brand names, and could have a material adverse effect on the Company's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 6 percent and 10 percent of consolidated revenues in the second quarter of fiscal years 1998 and 1997, respectively. Fiscal year 1997 product returns were impacted by product rotation resulting from performance issues with AutoCAD Release 13 and transition and update cycles related to the Company's various software products. Management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased approximately 1 percent in the second quarter of fiscal year 1998 as compared to the same period of the prior fiscal year. Gross margins in the second quarter of fiscal year 1998 were positively impacted by cost reductions and improved operating efficiency as well as the mix of product sales. Revenues from commercial versions of AutoCAD software, which historically have yielded a higher gross margin than many of Autodesk's other commercial products, increased as a percentage of consolidated revenues. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 38 percent and 39 percent of net revenues in the second quarter of fiscal years 1998 and 1997, respectively. Actual spending increased approximately 16 percent as a result of higher employee costs, marketing and sales costs associated with the launch of AutoCAD Release 14 and new and enhanced product introductions from the Company's market groups. The Company expects to continue its emphasis on marketing and sales activities in the future to promote Autodesk's competitive position and to support sales and marketing of its products. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 20 percent and 18 percent of net revenues in the second quarter of fiscal years 1998 and 1997, respectively. Actual research and development spending, including capitalized software costs of $434,000 recorded in the second quarter of fiscal year 1998, increased by $7.9 million or 34 percent in absolute dollars from the same period in the prior fiscal year due to the addition of software engineers, expenses associated with the development and translation of new products and incremental expenses associated with fiscal year 1997 acquisitions and the March 31, 1997 business combination with Softdesk. The Company anticipates that research and development expenses will increase in future periods as a result of product development efforts by the Company's market groups and incremental growth of technical personnel resulting from recent business combinations. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses decreased to 13 percent of net revenues in the second quarter of fiscal year 1998 from 14 percent of net revenues in the second quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 13 percent from the same period of the prior fiscal year resulting primarily from increased employee related expenses as well as costs associated with integrating Softdesk and other recent acquisitions. The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastucture, including continued investment in Autodesk's worldwide information systems.

Interest and other income. Interest and other income in the second quarter was $2.4 million compared to $1.4 million in the same quarter of the prior fiscal year. The increase in interest income is due primarily to higher average cash balances and higher interest rates on the Company's portfolio.

Provision for income taxes. The Company's effective income tax rate was 36 percent in the second quarter of fiscal year 1998 compared to 42.7 percent in the same quarter of the prior fiscal year. The higher rate in the second quarter of fiscal year 1997 resulted from a one-time charge for in-process acquired research and development, which was not deductible for income tax purposes, recorded during the quarter.

RESULTS OF OPERATIONS

Six Months Ended July 31, 1997 and 1996
---------------------------------------

Net revenues. Autodesk's net revenues for the six months ended July 31, 1997 were $273.1 million which represented a three percent increase from the same period of the prior fiscal year. The increase resulted from strong initial demand for Release 14 updates and higher sales of geographic information system, AEC and low-end CAD product offerings.

Cost of revenues. Cost of revenues as a percentage of net revenues for the six months ended July 31, 1997 was 13 percent, consistent with the same period in the prior fiscal year. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses increased from 38 percent of net revenues for the six months ended July 31, 1996 to 41 percent for the six months ended July 31, 1997. Actual spending increased 11 percent compared to the same period in the prior fiscal year as a result of higher employee costs as well as increased marketing and sales costs associated with the launch of AutoCAD Release 14 and other new and enhanced product offerings.

Research and development. Research and development expenses as a percentage of net revenues for the six months ended July 31, 1997 increased to 21 percent from 17 percent for the same period in the prior fiscal year. Actual research and development spending, including capitalized software costs of $2,184,000 recorded during the first six months of fiscal year 1998, increased 31 percent as compared to the same period in the prior fiscal year. This increase is due primarily to the addition of software engineers, expenses associated with the development and translation of new products including AutoCAD Release 14, and incremental research and development personnel expenses associated with fiscal year 1997 acquisitions and the March 31, 1997 business combination with Softdesk.

General and administrative. General and administrative expenses remained at 14 percent of net revenues for the six months ended July 31, 1997, consistent with the same period in the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 6 percent for the six months ended July 31, 1997 from the same period of the prior fiscal year, primarily because of increased employee-related expenses as well as the costs associated with the integration of Softdesk with Autodesk operations.

Charge for acquired in-process research and development. On March 31, 1997, the Company exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $55.1 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from another third party during the first quarter of the current fiscal year also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $55.1 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998. A one-time charge of $3.2 million for acquired in-process research and development was recorded in the second quarter of the prior fiscal year associated with the acquisition of Teleos Research.

Interest and other income. Interest and other income for the six months ended July 31, 1997 was $4.8 million as compared to $2.9 million for the same period in the prior fiscal year. The increase reflected higher interest income than in the same period of the prior fiscal year resulting from higher average cash balances and higher interest rates on the Company's investment portfolio.

Provision for income taxes. The Company's effective income tax rate, excluding the one-time charges for acquired in-process research and development, was 36.0 percent for the first half of fiscal year 1998 as compared to 35.0 percent for the same period in the prior fiscal year. The increase in the effective income tax rate was due to a change in the geographic mix of operations. Actual tax rates differ from the effective tax rates due to the acquired in-process research and development, which is not deductible for tax purposes.

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

Autodesk operates in a rapidly changing global environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

Fluctuations in quarterly operating results. From time to time, the Company experiences fluctuations in its quarterly operations as a result of periodic release cycles, competitive factors, and general economic conditions among other things. In addition, the Company has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. The Company's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period while the Asia/Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

The Company typically receives and fulfills a majority of its orders within a particular quarter, with these orders frequently concentrated in the last weeks or days of a fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations of future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on the Company's consolidated results of operations and financial condition.

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

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by the Company are complex and, despite extensive testing and quality control, may contain errors on or defects ("bugs"), especially when first introduced. There can be no assurance that defects or errors will not be discovered in software products offered by the Company. Such defects or errors could result in corrective releases to the Company's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

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

International revenues   The Company anticipates that international revenues
will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international sales include the following: the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where Autodesk does business; unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; and greater difficulty in protecting intellectual property. During the first half of fiscal year 1998, changes in exchange rates from the same period of the prior fiscal year adversely impacted revenues, principally due to changes in the Japanese yen, the German mark and the French franc. The Company's international results may also be impacted by general economic and political conditions in these foreign markets. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and consolidated results of operations.

Dependence on distribution channels   The Company sells its software products
primarily to distributors and dealers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although the Company has not, to date, experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. The loss of or a significant reduction in business with any one of the Company's major international distributors or large US dealers could have a material adverse effect on the Company's business and consolidated results of operations in future periods.

Product returns   With the exception of certain European distributors,
agreements with the Company's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. While the Company experienced a decrease in product returns both in absolute dollars and as a percentage of consolidated revenues during the first half of fiscal year 1998 as compared to the same period in the prior fiscal year, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

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

Intellectual property   The Company relies on a combination of patent, copyright
and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. Despite such efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy aspects of the Company's software products or to obtain and use information that Autodesk regards as proprietary. Policing unauthorized use of the Company's software products is time-consuming and costly. Although the Company is unable to measure the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in its market grows and the functionality of products in different market segments overlap. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not have a material adverse effect on its business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which could have a material adverse effect on the Company's business and consolidated results of operations.

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available on commercially reasonable terms, or that the software will be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses, or inability to support, maintain, and enhance any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed, and integrated, which would have a material adverse effect on the Company's business and consolidated results of operations.

Risks associated with recent acquisitions and investments   Autodesk consummated
several acquisitions in fiscal year 1997, including acquisitions of Teleos Research, Argus Technologies, Inc., and Creative Imaging Technologies, Inc., as well as the March 1997 acquisition of Softdesk. The Company is integrating the operations acquired in the Softdesk merger with its own. There can be no assurance that the anticipated benefits of the Softdesk merger or other business combinations completed in fiscal year 1997 or 1998 will be realized. The Softdesk merger entails a number of risks, including managing a larger and more geographically disparate business. In addition, the Softdesk merger could require significant additional management attention. If Autodesk is unsuccessful in integrating and managing the Softdesk business and the businesses of other recently acquired entities, the Company's business and consolidated results of operations in future periods could be adversely affected.

The Company periodically invests in and acquires businesses, software products and technologies which are complementary to the Company's business through strategic alliances, debt and equity investments, joint ventures and the like. The risks associated with such investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and merger-related expenses. There can be no assurance that the Company will be successful in overcoming such risks or that such investments and acquisitions will not have a material adverse impact upon the Company's business, financial condition or results of operations. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with business combinations, any of which could negatively impact results of operations for a given period or cause lack of linearity quarter to quarter in the Company's operating results or financial condition.


LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents, marketable securities, and accounts receivable was $182.3 million at July 31, 1997, compared to $160.4 million at January 31, 1997. Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments, and US treasury notes, totaled $327.6 million at July 31, 1997, compared to $286.3 million at January 31, 1997. The $41.3 million increase in cash, cash equivalents, and marketable securities was due primarily to cash generated from operations ($54.9 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($29.3 million). This increase was partially offset by cash used to repurchase shares of the Company's common stock under an ongoing, systematic repurchase program ($38.2 million); to pay dividends on the Company's common stock ($5.7 million); to effect business combinations ($5.8 million); and to purchase computer equipment, furniture, and leasehold improvements ($7.9 million).


The Company has an unsecured $40 million bank line of credit that may be used from time to time to facilitate short-term cash flow. At July 31, 1997, there were no borrowings outstanding under this credit agreement, which expires in January 1999.

The Company's principal commitments at July 31, 1997 consisted of obligations under operating leases for facilities.

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Form 10-Q filed with the Securities and Exchange Commission for the period ended April 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 26, 1997, the following individuals were elected to the Board of Directors:

                                      Votes For             Votes Withheld
                                     ----------             --------------
Carol A. Bartz                       39,787,957                  8,204,374
Mark A. Bertelsen                    39,702,394                  8,289,937
Crawford W. Beveridge                39,342,600                  8,649,731
J. Hallam Dawson                     39,861,088                  8,131,243
Mary Alice Taylor                    39,861,870                  8,130,461
Morton Topfer                        39,857,305                  8,135,026

The following proposal was approved at the Company's Annual Meeting:

                                           Affirmative    Negative     Votes
                                              Votes         Votes     Withheld
                                           ------------   ---------   --------
1.  Ratify the appointment of Ernst &
    Young LLP as independent auditors
    for the fiscal year ending
    January 31, 1998.                       40,294,578      33,182    7,664,571




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  September 12, 1997


                                        AUTODESK, INC.

                                        (Registrant)



                                        /s/  CAROL A. BARTZ
                                        -------------------
                                        Carol A. Bartz
                                        Chairman and Chief Executive Officer



                                        /s/  STEVE CAKEBREAD
                                        --------------------
                                        Steve Cakebread
                                        Vice President and
                                          Chief Financial Officer
                                        (Principal Accounting Officer)