Form 10-Q
period 1997-10-31
AUTODESK INC
filed 1997-12-15
CIK 769397

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

FOR THE PERIOD ENDED OCTOBER 31, 1997

                                       OR

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

               Yes     X                   No
                     -----                      ----

As of December 9, 1997, there were 46,637,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 AUTODESK, INC.

                                     INDEX

                PART I.  FINANCIAL INFORMATION                     Page No.
                                                                   --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Condensed Consolidated Statement of Operations
          Three and nine months ended October 31, 1997 and 1996.....  3

         Condensed Consolidated Balance Sheet
          October 31, 1997 and January 31, 1997.....................  4

         Condensed Consolidated Statement of Cash Flows
          Nine months ended October 31, 1997 and 1996...............  6

         Notes to Condensed Consolidated Financial Statements.......  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.......................  10

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................  17

         SIGNATURES.................................................  17


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                   Three months ended   Nine months ended
                                      October 31,          October 31,
                                   ------------------  --------------------
                                     1997      1996       1997       1996
                                   --------  --------  ----------  --------
Revenues                           $166,324  $119,735   $446,391   $391,542

Direct commissions                    4,129     3,088     11,116      9,869
                                   --------  --------   --------   --------
Net revenues                        162,195   116,647    435,275    381,673

Costs and expenses:

   Cost of revenues                  17,512    15,220     52,278     49,134

   Marketing and sales               60,215    50,233    171,571    150,125

   Research and development          33,050    23,662     91,085     69,471

   General and administrative        21,292    18,521     60,455     55,455

   Charges for acquired in-process
     research and development             -     1,509     58,087      4,738
                                   --------  --------   --------   --------
                                    132,069   109,145    433,476    328,923
                                   --------  --------   --------   --------
Income from operations               30,126     7,502      1,799     52,750

Interest and other income, net        2,617     1,604      7,391      4,471
                                   --------  --------   --------   --------
Income before income taxes           32,743     9,106      9,190     57,221

Provision for income taxes           11,787     3,233     23,144     21,643
                                   --------  --------   --------   --------
Net income (loss)                  $ 20,956  $  5,873   $(13,954)  $ 35,578
                                   ========  ========   ========   ========
Net income (loss) per share           $0.41     $0.13     $(0.30)     $0.75
                                   ========  ========   ========   ========
Shares used in computing
  net income (loss) per share        51,480    45,410     47,050     47,480
                                   ========  ========   ========   ========




                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)



                                          October 31, 1997   January 31, 1997
                                          -----------------  -----------------
                                            (Unaudited)
Current assets:
  Cash and cash equivalents                     $ 43,024           $ 64,814
  Marketable securities                          169,956            117,971
  Accounts receivable, net                        78,345             68,577
  Inventories                                      6,397              7,340
  Deferred income taxes                           37,978             35,616
  Prepaid expenses and other
    current assets                                15,967             16,210
                                                --------           --------
       Total current assets                      351,667            310,528
                                                --------           --------
Marketable securities, including
  a restricted balance of $17,300
  at October 31, 1997 and $28,000
  at January 31, 1997                            105,013            103,523

Computer equipment, furniture, and
  leasehold improvements, at cost:

    Computer equipment and furniture             115,368            103,903
    Leasehold improvements                        20,319             17,818
    Less accumulated depreciation                (94,040)           (77,671)
                                                --------           --------
       Net computer equipment, furniture,
         and leasehold improvements               41,647             44,050
  Purchased technologies and capitalized
    software                                      33,998             15,916
  Other assets                                    36,641             18,216
                                                --------           --------
                                                $568,966           $492,233
                                                ========           ========




                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)



                                           October 31, 1997   January 31, 1997
                                           -----------------  -----------------
                                              (Unaudited)
Current liabilities:
  Accounts payable                                 $ 27,984           $ 24,557
  Accrued compensation                               25,271             18,099
  Accrued income taxes                               76,363             75,061
  Other accrued liabilities                          68,133             32,454
                                                   --------           --------
    Total current liabilities                       197,751            150,171
                                                   --------           --------

Deferred income taxes                                 1,870              2,974
Litigation accrual                                   29,328             29,328
Other liabilities                                     1,796              1,646

Put warrants                                              -             64,500

Stockholders' equity:
  Common stock                                      304,153            147,091
  Retained earnings                                  42,598            106,587
  Foreign currency translation adjustment            (8,530)           (10,064)
                                                   --------           --------
    Total stockholders' equity                      338,221            243,614
                                                   --------           --------
                                                   $568,966           $492,233
                                                   ========           ========




                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                    Nine months ended
                                                        October 31,
                                                       ------------
                                                     1997        1996
                                                 ------------  ---------
Operating activities
  Net income (loss)                               $ (13,954)  $ 35,578
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Charges for acquired in-process
      research and development                       58,087      4,738
     Depreciation and amortization                   31,540     24,998
     Changes in operating assets and
      liabilities, net of business
      combinations                                   26,344      6,960
                                                  ---------   --------
Net cash provided by operating activities           102,017     72,274
                                                  ---------   --------
Investing activities
  Net purchases of marketable securities            (45,580)   (23,010)
  Business combinations, net of cash acquired        (5,766)    (9,653)
  Purchases of computer equipment, furniture,
    and leasehold improvements                      (10,520)   (15,304)
  Purchases of software technologies,
    capitalization of software costs and other      (11,579)    (8,338)
                                                  ---------   --------
Net cash used in investing activities               (73,445)   (56,305)
                                                  ---------   --------
Financing activities
  Proceeds from issuance of common stock             74,327     17,643
  Repurchase of common stock                       (116,132)   (67,045)
  Dividends paid                                     (8,557)    (8,113)
                                                  ---------   --------
Net cash used in financing activities               (50,362)   (57,515)
                                                  ---------   --------
Net decrease in cash and cash equivalents           (21,790)   (41,546)
Cash and cash equivalents at beginning of year       64,814    129,305
                                                  ---------   --------
Cash and cash equivalents at end of quarter       $  43,024   $ 87,759
                                                  =========   ========

Supplemental disclosure of noncash investing
and financing activities:
  Common stock issued in connection with the
    acquisition of Softdesk, Inc.                 $  89,600   $      -
                                                  =========   ========




                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
--  ---------------------

The condensed consolidated financial statements at October 31, 1997 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at October 31, 1997 should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the three and nine months ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.


2. Recently Issued Accounting Standards
-- ------------------------------------

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

Under the new requirements, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share will exclude dilutive common stock equivalents. Diluted net income per share will include common stock equivalents. If SFAS 128 had been applied for the three month period ended October 31, 1997, basic net income per share would have been approximately $0.03 higher than net income per share as currently reported. The application of this pronouncement is not expected to impact the calculation of basic net loss per share for the nine months ended October 31, 1997 but would have increased basic net income per share for the nine months ended October 31, 1996 by $0.03. Due to the insignificant number of common stock equivalents outstanding for the quarter ended October 31, 1996, the calculation of basic net income per share for the three-month period ended October 31, 1996 is not expected to have a material impact on currently reported net income per share. The impact of SFAS 128 on the calculation of diluted net income (loss) per share is not expected to be material for all periods reported.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in its fiscal year 1999. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will first be reflected in the Company's fiscal year 1999 Annual Report and will apply to both annual and interim financial reporting subsequent to this date.

The Accounting Standards Executive Committee has issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes SOP 91-1, the former literature on software revenue recognition. This Statement will be effective beginning in fiscal year 1999. The Company believes it is in compliance with the provisions of SOP 97-2, and its adoption is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

3.  Derivatives
--  -----------

In January 1997, the Securities and Exchange Commission issued new rules requiring expanded disclosure for "market risk-sensitive" financial instruments. These rules will be fully effective for the Company's annual financial statements for the year ending January 31, 1999. As required for this interim filing, specific information on the Company's accounting policies with regard to activities in derivative financial instruments is provided below.

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

In conjunction with one of the Company's stock repurchase programs, the Company may, from time to time, enter into additional put warrant and call option arrangements. As with the current put warrant contracts further discussed in
Note 5 below, the Company's maximum potential repurchase obligation under the put warrants will be reclassified from stockholders' equity to put warrants on the consolidated balance sheet. Under these arrangements, the Company can typically settle with a stock or a cash settlement equal to the difference between the exercise price and market value at the date of exercise.

4.  Business Combinations
--  ---------------------

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

5.  Common Stock Repurchase Programs
--  --------------------------------

As further discussed in the Company's fiscal year 1997 Annual Report on Form 10-K, the Company sold put warrants to an independent third party in September 1996 that entitled the holder of the warrants to sell 3 million shares of the Company's common stock to the Company at $21.50 per share. Additionally, the Company purchased call options from the same independent third party that entitled the Company to buy 2 million shares of its common stock at $25.50 per share. The premiums received with respect to the equity options totaled $8.1 million and equaled the premiums paid. Consequently, there was no exchange of cash. The Company exercised the call options, repurchasing two million shares of its common stock during the third quarter for $51 million. The put warrants, expired in September 1997 and were reclassified from put warrants to stockholders' equity during the third quarter of fiscal year 1998. During the quarter ended October 31, 1997, the Company repurchased an additional 610,000 shares of its common stock for $26.9 million pursuant to an ongoing and systematic repurchase program approved by the Company's Board of Directors.

In December 1997, the Company sold put warrants to an independent third party that entitle the holder of the warrants to sell 1.5 million Shares of common stock to the Company at $38.12 per share. Additionally, the Company purchased call options that entitle the Company to buy 1 million shares at $39.88 per share. The put warrants and call options expire in March 1998. The premiums received with respect to the equity options totaled $4.5 million and equaled the premiums paid. Consequently, there was no exchange of cash. The amount related to the Company's maximum potential repurchase obligation under the put warrants will be reclassified from stockholders' equity to put warrants. The Company has the right to settle the put warrants with stock or cash equal to the difference between the exercise price and market value at the date of exercise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR AUTODESK'S PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND AUTODESK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 13, AS WELL AS FACTORS SET FORTH IN AUTODESK'S ANNUAL REPORT ON FORM 10-K.


RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 and 1996
--------------------------------------------

Net revenues. The Company's third quarter net revenues of $162.2 million increased 39 percent from the third quarter of the prior fiscal year. The Company achieved significant net revenue growth in all geographic sectors compared to the corresponding period in the prior fiscal year. The Company recorded net revenues in the Americas of $78.1 million, a 69 percent increase from the same period in the prior fiscal year, while revenues in Europe and Asia/Pacific of $52.4 million and $31.7 million increased 20 percent and 19 percent, respectively. This revenue growth resulted principally from higher sales of AutoCAD and AutoCAD updates. The most current version of AutoCAD, Release 14, was introduced in the second quarter of the current fiscal year. Also contributing to the higher revenues were new and enhanced products such as AutoCAD Map, Autodesk World, 3D Studio VIZ, as well as incremental revenues associated with the March 1997 acquisition of Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based software for the architecture, engineering, and construction ("AEC") market. Sales of AutoCAD and AutoCAD updates accounted for approximately 72 percent and 68 percent of the Company's consolidated net revenues in the third quarter of fiscal years 1998 and 1997, respectively. The stronger value of the US dollar, relative to certain international currencies, primarily the Japanese yen, the German mark and the French franc, negatively impacted net revenues in the third quarter of the current fiscal year by $7.6 million when compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 52 percent of the Company's revenues in the third quarter of fiscal year 1998 as compared to 63 percent in the same period of the prior fiscal year.

The Company derives a substantial portion of its revenues from sales of AutoCAD and AutoCAD updates. As such, any factors adversely affecting sales of AutoCAD and AutoCAD updates, including customer acceptance, product performance, compatibility with hardware equipment, and interoperability problems with products designed to run in conjunction with AutoCAD Release 14, could result in damage to the Autodesk and AutoCAD brand names, and could have a material adverse effect on the Company's business and consolidated results of operations. In addition, recent economic events in Asia, including depreciation of certain Asian currencies, failures at financial institutions, stock market declines, and reduction in planned capital investment at key enterprises, may adversely impact the Company's revenues in Asian markets.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 6 percent and 8 percent of consolidated revenues in the third quarter of fiscal years 1998 and 1997, respectively. Fiscal year 1997 product returns were impacted by product rotation resulting from performance issues with AutoCAD Release 13 and transition and update cycles related to the Company's various software products. Although product returns, comparing the third quarter of fiscal 1998 to the same period in the prior year, decreased as a percentage of consolidated revenues, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased approximately 2 percent in the third quarter of fiscal year 1998 as compared to the same period of the prior fiscal year. This improvement resulted from efficiencies in production and distribution activities, management's continued focus on managing the costs of materials, and the mix of product sales. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 37 percent and 43 percent of net revenues in the third quarter of fiscal years 1998 and 1997, respectively. Actual spending increased approximately 20 percent as a result of higher employee costs, including increased variable compensation associated with higher revenues, and higher costs to support the launch of new and enhanced products from the Company's market groups, including 3D Studio MAX Release 2.0 and AutoCAD LT 97. The Company expects to continue its emphasis on marketing and sales activities in the future to promote Autodesk's competitive position and to support marketing and sales of its products. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 20 percent of net revenues in the third quarter of both fiscal years 1998 and 1997. Actual research and development spending increased by 40 percent from the same period in the prior fiscal year due to the addition of software engineers, expenses associated with the development and translation of new products, and incremental expenses associated with acquisitions in the last half of fiscal year 1997 and the March 1997 acquisition of Softdesk. The Company anticipates that research and development expenses will increase in future periods as a result of product development efforts by the Company's market groups and incremental growth in the number of technical personnel resulting from recent acquisitions. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses decreased to 13 percent of net revenues in the third quarter of fiscal year 1998 from 16 percent of net revenues in the third quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 15 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses and amortization expense associated with intangible assets recorded in connection with the acquisition of Softdesk. The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems.

Interest and other income. Interest and other income increased $1.0 million or 63 percent comparing the third quarter of fiscal year 1997 to the third quarter of fiscal year 1998. The increase in interest income was due primarily to higher average balances of cash, cash equivalents, and marketable securities.

Provision for income taxes. The Company's effective income tax rate was 36.0 percent in the third quarter of fiscal year 1998 compared to 35.5 percent in the same quarter of the prior fiscal year. The increase in the effective income tax rate in fiscal year 1998 was due to the acquisition of certain intangible assets during the year, the amortization of such assets not being deductible for tax purposes, and a change in the geographic mix of operations resulting from the acquisition of Softdesk.

On August 27, 1997, the Internal Revenue Service ("IRS") issued a Notice of Deficiency proposing increases to the amount of the Company's federal income taxes for fiscal years 1992 and 1993. On November 25, 1997, the Company filed a petition with the United States Tax Court to contest these alleged tax deficiencies. Resolution of these alleged tax deficiencies is not expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

Nine Months Ended October 31, 1997 and 1996
-------------------------------------------

Net revenues. Autodesk's net revenues for the nine months ended October 31, 1997 were $435.3 million, which represented a 14 percent increase from the same period of the prior fiscal year. The increase resulted principally from strong initial demand for new and update versions of AutoCAD Release 14 software and increased revenues from the Company's geographic information system ("GIS") and AEC product offerings.

Cost of revenues. Cost of revenues as a percentage of net revenues for the nine months ended October 31, 1997 was 12 percent of net revenues, a one percent decrease from the same period in the prior fiscal year. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses for the nine months ended October 31, 1997 were 39 percent of net revenues, consistent with the same period of the prior year. Actual spending for the period increased 14 percent as a result of higher employee costs as well as increased marketing and sales costs associated with the launch of AutoCAD Release 14 and other new and enhanced product offerings.

Research and development. Research and development expenses as a percentage of net revenues for the nine months ended October 31, 1997 increased to 21 percent from 18 percent for the same period in the prior fiscal year. Actual spending, including capitalized software costs of $2.2 million recorded during the first half of fiscal year 1998, increased 34 percent as compared to the same period in the prior fiscal year. The increase is due primarily to the addition of software engineers, expenses associated with the development and translation of new products, and incremental research and development personnel expenses associated with fiscal year 1997 acquisitions and the March 1997 business combination with Softdesk.

General and administrative. General and administrative expenses decreased 1 percent to 14 percent of net revenues for the nine months ended October 31, 1997, when compared to the same period of the prior fiscal year. In absolute dollar terms, actual spending increased 9 percent from the same period of the prior fiscal year, primarily due to increased employee-related expenses as well as amortization expense associated with intangible assets recorded in connection with the Softdesk merger.

Charge for acquired in-process research and development. On March 31, 1997, the Company exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $55.1 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a charge for acquired in-process research and development. The Company also recorded an additional $3.0 million charge for acquired in-process research and development during the nine months ended October 31, 1997 which represented technology acquired from another third party. During the nine months ended October 31, 1996, the Company recorded a charge of $3.2 million for acquired in-process research and development associated with the acquisition of Teleos Research and a $1.5 million charge related to in-process research and development associated with the purchase of certain assets of Argus Technologies, Inc.

Interest and other income. Interest and other income for the nine months ended October 31, 1997 was $7.4 million compared to $4.5 million for the same period in the prior fiscal year. The increase was due to higher interest income related to higher average cash, cash equivalents, and marketable securities balances in the current fiscal year.

Provision for income taxes. The Company's effective income tax rate, excluding the one-time charges for acquired in-process research and development associated with the Softdesk merger, was 36.0 percent for the nine months ended October 31, 1997. The Company's effective income tax rate, excluding the one-time charges for acquired in-process research and development associated with the Teleos acquisition, was 35.5 percent for the nine months ended October 31, 1996. The increase in the effective income tax rate in fiscal year 1998 was due to the acquisition of certain intangible assets during the year, the amortization of such assets not being deductible for tax purposes, and a change in the geographic mix of operations resulting from the acquisition of Softdesk.


CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

Autodesk operates in a rapidly changing global environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

Fluctuations in quarterly operating results. From time to time, the Company experiences fluctuations in its quarterly operations as a result of periodic release cycles, competitive factors and general economic conditions among other things. In addition, the Company has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, the Company's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period while the Asia/Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

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

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by the Company are complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. There can be no assurance that defects or errors will not be discovered in software products offered by the Company. Such defects or errors could result in corrective releases to the Company's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. The discovery of product defects could result in the delay or cancellation of planned development projects, and could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in design software products could also have a negative impact on the Company's business and consolidated results of operations.

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

International revenues. The Company anticipates that international revenues will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international sales include the following: the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where Autodesk does business; unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; and greater difficulty in protecting intellectual property. During the first nine months of fiscal year 1998, changes in exchange rates from the same period of the prior fiscal year adversely impacted revenues, principally due to changes in the Japanese yen, the German mark and the French franc. The Company's international results may also be impacted by changes in the general economic and political conditions in these foreign markets. Specifically, the Company's international revenues may be directly impacted by the economic volatility currently experienced in certain Asia/Pacific countries. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and consolidated results of operations.

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

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. While the Company experienced a decrease in product returns both in absolute dollars and as a percentage of consolidated revenues during the first nine months of fiscal year 1998 as compared to the same period in the prior fiscal year, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

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

Risks associated with recent acquisitions and investments. The Company periodically acquires or invests in businesses, software products and technologies which are complementary to the Company's business through strategic alliances, debt and equity investments, joint ventures and the like. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management's time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. There can be no assurance that the Company will be successful in overcoming such risks or that such investments and acquisitions will not have a material adverse impact upon the Company's business, financial condition or results of operations. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions, any of which could negatively impact results of operations for a given period or cause lack of linearity quarter to quarter in the Company's operating results or financial condition.

The Company consummated several acquisitions in fiscal year 1997, including acquisitions of Teleos Research, Argus Technologies, Inc., and Creative Imaging Technologies, Inc. In the first quarter of fiscal year 1998, Autodesk acquired Softdesk. The Company is integrating the operations acquired in the Softdesk merger with its own. There can be no assurance that the anticipated benefits of the Softdesk merger or other business combinations completed in fiscal year 1997 or 1998 will be realized. The Softdesk merger entails a number of risks, including managing a larger and more geographically disparate business. If Autodesk is unsuccessful in integrating and managing the Softdesk business and the businesses of other recently acquired entities, the Company's business and consolidated results of operations in future periods could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $153.9 million at October 31, 1997, compared to $160.4 million at January 31, 1997. Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and US treasury notes, totaled $318.0 million at October 31, 1997, compared to $286.3 million at January 31, 1997. The $31.7 million increase in cash, cash equivalents, and marketable securities was due primarily to cash generated from operations ($102.0 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($74.3 million). This increase was partially offset by cash used to repurchase shares of the Company's common stock under its repurchase programs ($116.1 million); to purchase software technologies and capitalize software costs ($11.6 million); to purchase computer equipment, furniture, and leasehold improvements ($10.5 million); and to pay dividends on the Company's common stock ($8.6 million).

The Company has an unsecured $40 million bank line of credit that may be used from time to time to facilitate short-term cash flow. At October 31, 1997, there were no borrowings outstanding under this credit agreement, which expires in January 1999.

The Company's principal commitments at October 31, 1997 consisted of obligations under operating leases for facilities.

Purchased technologies increased $18.1 million from January 31, 1997 to October 31, 1997. The increase is largely due to the acquisition of the rights to specific three-dimensional modeling, animation and design software, which was previously licensed and subject to royalty payments. This transaction is not expected to have a material impact on results of operations for current or future periods.

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising from the normal course of business activities. In management's opinion, resolution of these matters is not expected to have a material adverse impact on the Company's consolidated results of operations or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company's future results of operations or cash flows in a particular period.

Additionally, reference is made to the Form 10-Q filed with the Securities and Exchange Commission for the period ended April 30, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  December 12, 1997


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