Form 10-K
period 1998-01-31
AUTODESK INC
filed 1998-04-28
CIK 769397

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 21, 1998 as reported on the Nasdaq National Market, was approximately $1,808,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 21, 1998, Registrant had outstanding 46,755,000 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held June 25, 1998 are incorporated by reference in Part III.

================================================================================

                                   PART I
FORWARD-LOOKING INFORMATION

The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 22 through 32 of the Company's 1998 Annual Report to Stockholders.


ITEM 1.       BUSINESS

GENERAL

     Autodesk, Inc. ("Autodesk" or the "Company") was incorporated in California in 1982 and was reincorporated in Delaware in May 1994. The Company's two-dimensional ("2D") and three-dimensional ("3D") products are used across industries and in the home for architectural design, mechanical design, spatial data management and mapping, animation, and visualization applications. The Company's flagship product, AutoCAD/R/, is one of the world's leading computer-aided design ("CAD") tools, with an installed base of more than 1.9 million units worldwide. The Company's software products are sold worldwide, primarily through a network of dealers and distributors.

     In February 1995, the Company realigned its internal marketing and development organizations around key market groups that most closely match Autodesk's customer base. During fiscal year 1998, the Company defined a new market group, the Personal Solutions Group ("PSG"), whose products are targeted to individual users as well as professionals. Each market group incorporates product development, quality assurance, technical publications, and product industry marketing. The Company's market groups are discussed below.

     Architecture, Engineering, and Construction ("AEC") The architecture, engineering, construction, and facilities management industries utilize software from the Company and third-party developers to manage every phase of a building's life cycle--from conceptual design through construction, maintenance, and renovation. During fiscal year 1998, the Company expanded its product offerings for the AEC Market Group by acquiring Softdesk, Inc. in March 1997. AEC products include AutoCAD + S8 Architectural Suite, Softdesk/R/ 8 AEC Tools, and AEC Professional Suite.

     Mechanical Computer-Aided Design ("MCAD") The Company's Mechanical CAD Market Group is dedicated to providing mechanical engineers, designers, and drafters with advanced, value-based software solutions that are designed to solve their professional design challenges. Autodesk's premier MCAD product is Mechanical Desktop/R/.

     Geographic Information Systems ("GIS") The Company's GIS Market Group strategy is to provide easy-to-use mapping and GIS technology to help businesses and governments manage their assets and infrastructure. The GIS Market Group is assisting automated mapping/facilities managers, as well as GIS and CAD users, to share mapping, GIS, and associated information in a corporate environment. The Company's current GIS products include AutoCAD Map/R/, Autodesk MapGuide/TM/, and Autodesk World/TM/.

     Personal Solutions Group ("PSG") The PSG Market Group develops easy-to-use, affordable tools for professionals, occasional users, or consumers who design, draft, and diagram, thus expanding the Company's traditional customer base of architects and engineers. PSG products include AutoCAD LT/R/, AutoSketch/R/, and Picture This Home!/R/ Kitchen & Bath.

     Kinetix/R/ The Kinetix division of Autodesk is devoted to bringing powerful 3D content-creation software to computer-industry professionals focused on two markets: entertainment (film, broadcast video, and interactive games) and design conceptualization and visualization. Kinetix provides two core platform products--3D Studio MAX/R/ and 3D Studio VIZ/TM/, that specifically focus on these markets.

PRODUCTS

The Company has aligned its market groups into three segments: the Design Solutions segment (which includes the AEC, MCAD, and GIS market groups, as well as AutoCAD products), the Personal Solutions segment, and Kinetix (the multimedia segment). The Company's Design Solutions segment includes the following products:

AutoCAD/R/

     AutoCAD software is a general-purpose CAD tool used independently and in conjunction with specific applications designed to work with AutoCAD in fields ranging from architecture and mechanical design to plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering, and management tasks. AutoCAD runs on MS-DOS/R/, Windows/R/ 95, Windows NT/R/ for both Intel and Alpha, Windows 3.1, and certain UNIX-based platforms (Sun Solaris, HP-UX, Silicon Graphics IRIX, and IBM AIX). Because AutoCAD software's DWG files are portable across many platforms and operating systems, it is a viable solution for customers with multiple computer systems who need to exchange drawing files in such an environment.

     The most current version, AutoCAD Release 14, was introduced in May 1997. Built for speed and efficiency, AutoCAD Release 14 includes enhancements in areas that most influence productivity, including: precision drawing tools such as AutoSnap/TM/, data-sharing features like raster image and reference file clipping, photorealistic rendering, solid fills, and TrueType fonts.

     AutoCAD software's open-system architecture allows users to adapt AutoCAD to unique professional requirements with any of more than 5,000 independently developed add-on applications. Many of these applications are based on ObjectARX/TM/ technology, a new generation of C++-based application programming interfaces ("APIs"). ObjectARX-based applications utilize AutoCAD software's object-oriented capabilities.

     Sales of AutoCAD and AutoCAD upgrades accounted for approximately 70 percent of Autodesk's revenues in fiscal years 1998 and 1997 as compared to approximately 80 percent in fiscal year 1996. During fiscal year 1998, approximately 244,000 new AutoCAD licenses were added worldwide, compared to 207,000 licenses and 233,000 licenses added during fiscal years 1997 and 1996, respectively.

AutoCAD/R/ OEM

     AutoCAD OEM ("Original Equipment Manufacturer") for Windows-based operating systems is a selectively licensed CAD engine offering a complete application-development environment for creating and delivering targeted or niche solutions with scaled feature sets. It is for developers, system integrators, and commercial software developers who require an embeddable CAD system which gives them the ability to scale and control the application feature set. AutoCAD OEM provides developers with a complete toolkit of AutoCAD features and APIs including ObjectARX capabilities, a full suite of drawing and editing functions as well as AutoLISP/R/, a LISP API, and the AutoCAD Development System/R/, a C programming interface. These capabilities enable development of new products for new markets untapped by traditional CAD products and solutions.

Mechanical Desktop/R/

     Mechanical Desktop software is an integrated software application that unites advanced 2D and 3D mechanical design capabilities for PCs. The Mechanical Desktop contains integrated modules for fully parametric feature-based solid modeling, surface modeling, and assembly modeling; 2D design/drafting and bidirectional associative drafting; as well as a built-in Autodesk IGES Translator, which enables users to accurately exchange IGES (Initial Graphics Exchange Specification) data with other systems. Mechanical Desktop Release 2.0, which was released in December 1997, includes an Express User Interface, Edit-in-Place assembly functionality, and improved integration with the Company's AutoCAD Release 14 for mechanical drafting, and 3D Studio MAX for 3D photorealistic rendering and animation. Advanced ordinate dimensioning, editing and display of crosshatch patterns, surface scaling, section view, and associative bill-of-materials generation are among the features included in the latest release of Mechanical Desktop software.

AutoCAD Map/R/

     AutoCAD Map software is the first AutoCAD-based automated-mapping product for professional planners, utility managers, and technicians who create and maintain their own maps and use their data for engineering-based analysis and planning. Built with AutoCAD software, AutoCAD Map focuses on five key areas: digital map creation, analysis, maintenance of up-to-date maps, data exchange, and publishing. The API in AutoCAD Map lets developers build vertical applications for industries such as telecommunications, utilities, oil and gas, state and local government, and natural resource and environmental engineering. AutoCAD Map also contains ObjectARX capabilities.

Autodesk MapGuide/TM/

     MapGuide is a Web-based GIS technology that is designed to allow corporate customers and developers to use the Internet and business intranets to rapidly deploy decision support systems with a geographic component. Suited for a wide range of users--from GIS professionals to the casual computer user--MapGuide software enables users to access and query digital maps and permits users to display and analyze geographic data for applications that include tracking customers, allocating resources, and managing facilities infrastructure.

Autodesk World/TM/

     Autodesk World allows for the management of geographic-based data. It offers capture, edit, analysis, integration, and presentation functionality for spatial data, including raster, vector (CAD and GIS), and attributes. It also includes Object Linking and Embedding ("OLE"), which allows users to link drawings to other Windows applications such as Microsoft/R/ Word or Excel, application programming interfaces, and an integrated Visual Basic for Applications 5.0 scripting environment for easy customization and application development.

AEC Professional Suite

     Autodesk AEC Professional Suite 2.0, introduced in June 1997, is an integrated set of design tools created for professionals in the fields of Architecture, Engineering, Construction, Facility Management, and Plant Design and Management. It includes AutoCAD Release 14 software, specialized AEC AutoCAD enhancements, Architectural Symbols, Autodesk WalkThrough/TM/, DesignBlocks/R/, and Autodesk View/R/. The AEC Professional Suite Release 2.0 serves a variety of needs of the AEC professional via improved customization and ease-of-use, integration of visualization tools into the design process and CAD applications, access to standard manufacturer data, and a lower cost for the overall design solution. Enhancements to the Suite enable the user to detect and mend lines and arcs that are coincident or overlapping, create and control perspective view with Camera Object, and provide access to more than 300 ready-made textures from multiple AEC-specific materials libraries.

Softdesk/R/ 8 Civil/ Survey Special Edition

    The Softdesk 8 Civil/Survey Special Edition is a focused set of programs for professionals in the Civil Engineering, Land Planning, and Surveying industries. These products extend AutoCAD Release 14 or AutoCAD Map 2.0 by addressing common surveying requirements such as Surface Modeling and Contouring, Point Manipulation, Data Input and Analysis, Base Map Creation, and the incorporation of raster imagery. The solution also offers design and analysis capabilities for site and transportation, storm and sanitary drain systems, grading, parking, and landscape design.

AutoCAD/R/ + S8 Architectural Suite

    The AutoCAD + S8 Architectural Suite includes other AEC products such as S8 Architectural Professional Special Edition, AEC Tools, and Auto-Architect/TM/. Auto-Architect includes landscape tools and utilities to generate structural foundation/framing plans and elevations in addition to space planning, walls, doors and windows, roofs and stairs. In this suite, AEC Tools is used to manage project and office standards and to create and manage details and other productive utilities.


The Company's Personal Solutions segment includes the following products:

AutoCAD LT/R/

     AutoCAD LT 97 is a low-cost 2D CAD application intended for CAD managers, designers, and engineers who need a powerful, stand-alone CAD tool, but who do not require the advanced feature set in AutoCAD. AutoCAD LT 97 software contains an extensive 2D drafting toolset as well as 3D lines and polylines with quick shading and hidden-line removal. Other features include a Start-Up dialog box and Drawing Set-Up wizards to help the user create or open a drawing quickly; real-time pan and zoom; a Drag-and-Drop Content Explorer featuring hundreds of industry-standard symbols; and Integrated Internet Tools to open or save drawings directly to the Internet. AutoCAD LT operates in the Windows environment with pull-down menus, customizable toolbar, toolbox, menus, and scripts, as well as dialog boxes and icons. It supports the Windows Clipboard, as well as OLE. AutoCAD LT 97 is fully compatible with Windows 95 and Windows NT
4.0 and has built-in Microsoft Office 97 compatibility.

AutoSketch/R/

     AutoSketch Release 5.0 for Windows is a precision drawing program that can be used for creating technical diagrams, architectural layouts, electrical drawings, mechanical plans, information graphics, and presentations. The Application Wizards customize their interfaces based on the type of drawing to allow for the creation of drawings, diagrams, and sketches.

Picture This Home!/R/ Kitchen & Bath

     Introduced by the Company during fiscal year 1997, Picture This Home! Kitchen is a kitchen remodeling program that allows users to visualize and plan their own kitchen. Picture This Home! Bath lets consumers create a complete customized bathroom and instantly view their decorating and design choices in 2D and 3D images. The technology also allows users to mix and match thousands of decorative products (such as paints, wallpapers, fixtures, and appliances) from top manufacturers using magazine-quality photographic images.


The principal product offerings from the Kinetix segment are discussed below:

3D Studio MAX/R/

     3D Studio MAX R2 software, which began shipping in the third quarter of fiscal year 1998, is a 3D modeling and animation software package specifically written to take advantage of advanced features offered by the Windows NT operating system. With a real-time interface, multiple-processor support, and 3D graphics acceleration capabilities, 3D Studio MAX delivers workstation-class performance and functionality to PCs.

     The intuitive interface eliminates many of the commonly accepted boundaries between modeling, rendering, and animation, and offers instant feedback; users can see the results of their actions in real time, as they are applied. Shaded views with real-time feedback allows users to visualize natural, real-world environments in which they can directly manipulate objects, regardless of scene complexity. Because 3D Studio MAX software maintains a data history of geometry creation and modification, users can return to and change any step, at any time, without having to redo prior work. 3D Studio MAX is also the only environment that can run Character Studio/TM/, a powerful character-animation and skinning plug-in software product offered by Kinetix.


3D Studio VIZ/TM/

     3D Studio VIZ, introduced in May 1997, is a design tool that enables users to express ideas on-screen, in full 3D. Architectural models, engineering samples, and construction-site previews all become a quick reality with this new Kinetix software tool. Real-world feedback can be incorporated into the design, and users can explore more options with their customers more cost-effectively. 3D Studio VIZ and AutoCAD files are easily exchanged and allow for the development of advanced engineering or architectural visualizations. 3D Studio VIZ animates, so clients can take a simulated walkthrough of a site, understand a structure, or view a part as it will operate in the final assembly. The VIZ user interface employs CAD-like creation tools including fillets, trims, and chamfers.


PRODUCT DEVELOPMENT AND ENHANCEMENT

     The computer industry is characterized by rapid technological change in computer hardware, operating systems, and software. To keep pace with this change, the Company maintains an aggressive program of new product development. The Company dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During fiscal years 1998, 1997, and 1996, the Company incurred $122,432,000, $93,702,000, and $78,678,000, respectively, for software design, development, product localization, and project-management activities (excluding capitalized software development costs of approximately $2,200,000 in fiscal year 1998; no software development costs were capitalized during fiscal years 1997 and 1996).

     The majority of the Company's basic research and product development has been performed in the United States, while translation and localization of foreign-market versions are generally performed by development teams or contractors in the local markets. Autodesk's product-related functions in Europe, including software development, localization, quality assurance, and technical publications, are centralized in Neuchatel, Switzerland. Production in Europe is centralized in Ireland, and production in Asia Pacific is centralized in Singapore.

     The Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses. In addition, the Company will continue to actively collaborate with and support independent software developers who offer products that enhance and complement AutoCAD software and other products offered by Autodesk.

     The software products offered by the Company are internally complex. Despite extensive testing and quality control, these products may contain errors or defects ("bugs"), especially when first introduced. In fiscal year 1996, Autodesk experienced quality and performance issues associated with AutoCAD Release 13, including issues related to compatibility with certain hardware platforms and peripheral equipment, interoperability problems with products designed to work in conjunction with AutoCAD Release 13, and other issues associated with the software's object-oriented design. These factors resulted in a high rate of product returns in fiscal year 1996. There can be no assurance that defects or errors will not occur in future releases of AutoCAD or other software products offered by the Company. Such defects or errors could result in corrective releases to the Company's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

     The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. Delays or difficulties may result in the delay or cancellation of planned development projects, and could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in the market for design, mapping, or multimedia software products could also have a negative impact on the Company's business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products, which historically have had lower margins, grow at a faster rate than the Company's higher-margin products.

     Certain of the Company's historical product development activities have been performed by independent firms and contractors, while other technologies are licensed from third parties. The Company generally either owns or licenses the software developed by third parties. Because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to the Company in the future. Similarly, there can be no assurance that the Company will be able to obtain and renew existing license agreements on favorable terms, if at all, which could have a material and adverse effect on the Company's business and consolidated results of operations.

     Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of Autodesk's design software. There can be no assurance that certain developers will not elect to support other products or otherwise experience disruption in product development and delivery cycles. Such disruption in particular markets could negatively impact these third-party developers and end users, which could have a material adverse effect on Autodesk's business and consolidated results of operations. Further, increased merger and acquisition activity currently experienced in the technology industry could affect relationships with other third-party developers, and thus adversely affect operating results.

     Additionally, there can be no assurance that the Company's development efforts will result in the timely introduction of new products or that such new products will be commercially successful. Failure to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and consolidated results of operations.


MARKETING AND SALES

     Autodesk's customer-related operations are divided into three geographic regions: the Americas, Europe, and Asia Pacific. Autodesk's products are marketed worldwide through a network of domestic and foreign offices. The Company sells its software products primarily through distributors and dealers (value-added resellers or "VARs") who distribute the Company's products to end-users in more than 150 countries. VARs, including both independent owners and computer store franchisees, are supported by the Company and its subsidiaries through technical training, periodic publications, and Autodesk's Home Page on the Internet.

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

     Domestically, the Company distributes its products primarily through its authorized dealer network. Other domestic sales are made principally to large corporations, governmental agencies, educational institutions, and, for certain low-end CAD products, to end users. Substantially all of Autodesk's international sales are made to dealers and distributors, which are supported by Autodesk's foreign subsidiaries and international sales organizations. Certain international sales result from direct exports from the United States. Fluctuations in foreign exchange rates, specifically the stronger value of the dollar, relative to certain international currencies, negatively impacted foreign revenues during fiscal year 1998. These foreign currency fluctuations, as well as any slowdowns in any of the Company's geographical markets, including the recent economic instability experienced in certain Asia Pacific countries, could have a material adverse effect on Autodesk's business and future consolidated results of operations.

     Autodesk's ability to effectively distribute its products depends in part upon the financial and business condition of its VAR network. Although the Company has not to date experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized, have tended to experience difficulties during times of economic contraction and during periods of technology-market price pressure, and may do so in the future. While no single customer accounted for more than 10 percent of Autodesk's consolidated revenues in fiscal years 1998, 1997, or 1996, the loss of, or a significant reduction in, business with any one of Autodesk's major international distributors or large U.S. resellers could have a material adverse effect on the Company's business and consolidated results of operations.

     The Company intends to continue to make its products available in foreign languages and expects that foreign sales will continue to contribute a significant portion of its consolidated revenues. Foreign revenues, including export sales from the United States to foreign customers, accounted for approximately 58 percent, 65 percent, and 64 percent of revenues in fiscal years 1998, 1997, and 1996, respectively.


CUSTOMER AND DEALER SUPPORT

     During fiscal year 1998, the Company realigned its customer and dealer support network around its market groups to better provide services related to specific industry segments. The Company requires each authorized dealer and distributor to provide a professional level of technical support to customers by employing full-time, trained, technical-support personnel. The Company supports its dealers and distributors through technical product training, sales training classes, and direct telephone support. During fiscal year 1998, the Company began to offer more end-user support in addition to services which had historically been offered such as the online support available through the Autodesk Home Page on the Internet. These new support services include the Web-Based Learning program, a fee-based distance learning program that provides lessons and tutorials that highlight critical components of the Company's products, and the Multimedia Learning Assistance program, which provides lessons related to design projects through an interactive multimedia tool.

     Autodesk offers phone support through authorized Autodesk dealers under two programs: the Autodesk Premier Support Program ("APSP") and the Autodesk Systems Center Program ("ASCP"). Under the APSP, participating dealers act as dedicated account managers to Autodesk customers that have technical questions related to a specific vertical industry. The ASCP requires dealers to provide superior industry-specific application training to end users of the Company's products. In addition, Autodesk provides direct phone support to end users under the new Safety Net Program ("SNP"). Under the SNP, Autodesk support staff provide technical support for customers with questions about AutoCAD and products offered by the Company's market groups.

     As of January 31, 1998, the Company had authorized more than 900 independent Autodesk Training Centers ("ATCs") throughout the world. These accredited training centers offer in-depth education and training in computer-aided design skills on AutoCAD and other Autodesk products, as well as on related, independently developed software.

     Customers have formed Autodesk user groups as forums for education and to suggest product enhancements and development of new products. The Autodesk User Group International ("AUGI/TM/"), officially recognized by Autodesk, sponsors an annual meeting held concurrently with the Autodesk University/R/ user show; publishes a quarterly newsletter; independently evaluates Autodesk products; compiles user feature and functionality requirements; and offers telecourses taught by its membership on CompuServe. In addition, there are local user groups in Europe, Asia Pacific, and the Americas focused on expanding the use of Autodesk products.

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

     Under the Autodesk Developer Channel, the Company offers three programs to third-party developers that are interested in licensing Autodesk software and technology. The Unique Application Reseller program ("UAR") allows software developer partners the ability to sell and support Autodesk software when bundled with specifically defined vertical applications. The OEM program provides the technology for qualified developers to create and deliver suites of scalable products that focus on solving customer needs in specialized markets. The Solution Integrator ("SI") allows solution provider partners the ability to sell and support Autodesk software when bundled with specifically defined vertical solutions.

     To support the growth of third-party developers, whose applications extend and enhance the functionality of Autodesk's products worldwide, the Company established the Virtual Corporation Partner Program ("VCPP") during fiscal year 1995. The VCPP is a business network comprised of dealers, independent application developers, Autodesk Training Centers, and customers. This program provides sales, marketing, technical, product, management, and financial support to Autodesk Strategic Developers and Dealers.

     During fiscal year 1998, the Company continued to expand the Mechanical Applications Initiative ("MAI") by adding new partners. This program, which was introduced in fiscal year 1996, is aimed at the development and marketing of products which can be integrated with Autodesk's MCAD products. MAI partners participate with Autodesk in product marketing and development activities.


BACKLOG

     Autodesk typically ships products within one to two weeks after receipt of an order, which is common in the computer software industry. Accordingly, Autodesk does not maintain significant backlog, and backlog as of any particular date gives no indication of actual sales for any succeeding period.


COMPETITION

     The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share, any of which could adversely affect Autodesk's business, consolidated results of operations and financial condition.

     The AEC family of products competes directly with software offered by companies such as Bentley Systems, Inc. ("Bentley"); Computervision Corporation (a subsidiary of Parametric Technologies, Inc.); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; EaglePoint Software; International Microcomputer Software, Inc. ("IMSI"); Intergraph Corporation; Ketiv Technologies; Nemetschek Systems, Inc.; and Visio Corporation ("Visio"). The Company's MCAD products compete with products offered by Bentley; Visionary Design Systems; Hewlett-Packard Corporation; Parametric Technologies, Inc.; Structural Dynamics Research Corporation; Unigraphics; Computervision Corporation (a subsidiary of Parametric Technologies); Dassault Systemes; SolidWorks Corporation (a subsidiary of Dassault); and Baystate Technologies, Inc. The Company's GIS Market Group faces competition from Bentley; Intergraph Corporation; MapInfo Corporation; Earth Sciences Research Institute ("ESRI"); and MCI Systemhouse. Kinetix product offerings compete with products offered by other multimedia companies such as Adobe Systems Inc.; Macromedia, Inc.; Microsoft Corporation; and Silicon Graphics, Inc. The Personal Solutions Group family of products competes with Broderbund Software, Inc.; IMSI; Visio; and Micrografx Inc. Certain of the competitors of the Company have greater financial, technical, sales and marketing, and other resources than the Company.

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

     In April 1998, the Company received notice that the Federal Trade Commission ("FTC") has undertaken a nonpublic investigation of its business practices. The FTC had not made any claims or allegations regarding the Company's current business practices or policies, nor have any charges been filed. Autodesk intends to cooperate fully with the FTC in its inquiry. The Company does not believe that the investigation will have a material impact on its business or results of operations.

INTELLECTUAL PROPERTY AND LICENSES

     The Company protects its intellectual property through copyright, trade secret, patent, and trademark laws. For substantially all AutoCAD sales outside of North America, the Company uses software protection locks to inhibit unauthorized copying. Nonetheless, there can be no assurance that Autodesk's intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. In addition, the laws of certain foreign countries where Autodesk's products are distributed do not protect Autodesk's intellectual property rights to the same extent as U.S. laws. The inability of the Company to protect its proprietary information could have a material adverse effect on the Company's business and consolidated results of operations.

     From time to time, the Company receives claims alleging infringement of a third party's intellectual property rights, including patents. Any disputes involving Autodesk's intellectual property rights or those of another party could lead to costly litigation which could have a material adverse effect on the Company's business and consolidated results of operations.

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

     The Company has an in-house antipiracy program focused on pursuing companies and individuals who illegally duplicate, sell, or install Autodesk's software products. Software piracy is in some cases a felony under U.S. federal law, which allows copyright and patent holders to protect and enforce their rights as owners of intellectual property. Additionally, Autodesk is a member and co-founder of the Business Software Alliance ("BSA"), an organization comprised of member software companies whose purpose is to advance favorable public policy for the technology industry and promote the importance of honoring software copyrights.

PRODUCTION

     Production of the Company's software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by the Company and by licensed subcontractors. Media for Autodesk's products include CD-ROMs and disks which are available from multiple sources. User manuals for the Company's products and packaging materials are produced to Company specifications by outside sources. Domestic production is performed in leased facilities operated by the Company. Certain product assembly is also performed by independent third-party contractors. International production is performed by independent third-party contractors in Ireland and Singapore. To date, the Company has not experienced any material difficulties or delays in the production of its software and documentation.

EMPLOYEES

     As of January 31, 1998, the Company had 2,470 full-time employees, of which 1,784 were based in the Americas, 428 in Europe, and 258 in Asia Pacific. The continued growth and success of the Company depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. The Company's ability to attract and retain employees is dependent on a number of factors, including its continued ability to grant stock incentive awards. There can be no assurance that the Company will be successful in continuing to recruit new personnel and to retain existing personnel. The loss of one or more key employees or the Company's inability to maintain existing employees or recruit new employees could have a material adverse impact on the Company. None of the Company's employees in the United States is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relations with its employees are good.


ITEM 2.       PROPERTIES

     The Company's executive offices and those related to product development, domestic marketing and sales, and production are located in leased office space in northern California. The Company also leases office space in various locations throughout the United States for local sales, development, and technical support personnel. Autodesk's foreign subsidiaries lease office space for their operations. The Company owns substantially all equipment used in its facilities.



ITEM 3.       LEGAL PROCEEDINGS

     In May 1997, the Company settled a lawsuit filed by Tektronix, Inc. alleging a patent infringement, pursuant to which all of Tektronix's claims have been dismissed.

     In December 1994, the Company recorded a $25.5 million litigation charge as a result of a judgment against the Company on a claim of a trade secret misappropriation brought by Vermont Microsystems, Inc. ("VMI"). The Company appealed that judgment and, upon remand to the Federal District Court, a reduced judgment was entered against the Company in the amount of $14.2 million plus interest. On February 23, 1998, the U.S. Court of Appeals for the Second Circuit reduced the judgment to $7.8 million. Because the case is still subject to post judgment motions and appeals, the Company has not reflected the reduction of damages in the accompanying consolidated financial statements.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


Executive Officers of the Registrant
------------------------------------

The following sets forth certain information regarding the executive officers of the Company as of April 21, 1998:

          NAME             AGE                     POSITION
          ----             ---                     --------
Carol A. Bartz .........   49   Chairman of the Board and Chief Executive
                                Officer
Eric B. Herr ...........   49   President and Chief Operating Officer
Joseph H. Astroth, Ph.D.   42   Vice President, GIS Market Group
Carl Bass ..............   40   Vice President, Engineering and Chief Technical
                                Officer
Steve Cakebread ........   46   Vice President and Chief Financial Officer
James D. D'Arezzo ......   46   Vice President, Corporate Marketing
Dominic J. Gallello ....   42   Vice President, Mechanical CAD Market Group
Stephen McMahon ........   56   Vice President, Human Resources and Facilities
Tom Norring ............   52   Vice President, Asia Pacific
Michelle Pharr .........   49   Vice President, the Americas
Marcia K. Sterling .....   54   Vice President, Business Development and
                                General Counsel
Godfrey R. Sullivan ....   43   Vice President, Personal Solutions Group
Michael E. Sutton ......   53   Vice President, Europe/Middle East/Africa

     CAROL A. BARTZ joined the Company in April 1992 and has served as Chief Executive Officer and Chairman of the Board since May 1992. Ms. Bartz served as President from May 1992 through September 1996. Ms. Bartz is a director of AirTouch Communications, Inc., Network Appliance, Inc., and BEA Systems, Inc.

     ERIC B. HERR has been Autodesk's President and Chief Operating Officer since September 1996, having also served as the Acting Vice President, AEC Market Group, from September 1996 through March 1997. Mr. Herr served as the Chief Financial Officer from the time he joined the Company in May 1992 until September 1996. From December 1992 through January 1995, Mr. Herr served as Vice President, Emerging Businesses. From January 1995 to May 1995, Mr. Herr served as Vice President, Finance and Administration.

     DR. JOSEPH H. ASTROTH has served as Vice President, GIS Market Group, since joining the Company in January 1996. From September 1989 through December 1995, Dr. Astroth held various positions with Graphic Data Systems Corporation including Director, Environmental Market Group, from January 1993 to June 1994, and Vice President of Product Management, Engineering, from June 1994 to December 1995.

     CARL BASS was named Vice President of Engineering in October 1997. He was named Chief Technical Officer in December 1996. From November 1995 to December 1996, Mr. Bass served as a Senior Technical Fellow for the AutoCAD family of products. Mr. Bass served as Chief Architect for AutoCAD from September 1993 to October 1995. Before joining Autodesk, Mr. Bass was cofounder and Chief Technical Officer of Ithaca Software from May 1986 to August 1993.

     STEVE CAKEBREAD joined the Company in April 1997 as Vice President and Chief Financial Officer. From April 1993 through March 1997 he served as Vice President, Finance World Trade Corporation at Silicon Graphics. Mr. Cakebread held various finance and general management positions at Hewlett-Packard from January 1972 through March 1993.

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

     DOMINIC J. GALLELLO has served as Vice President, MCAD Market Group since January 1995. Mr. Gallello served as Vice President, Asia Pacific, from the time he joined Autodesk in October 1992 until July 1996. From February 1995 to August 1995, Mr. Gallello served as Acting Vice President, MCAD Market Group.

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

     MICHELLE PHARR was appointed Vice President, the Americas, in October 1997. Ms. Pharr joined Autodesk in November 1995 as Regional Director of the Western Region of the United States. Before joining Autodesk, Ms. Pharr was the Director of Western Operations at Aspect Development from July 1993 to November 1995.

     MARCIA K. STERLING joined Autodesk in October 1995 as Vice President, Business Development and General Counsel. From September 1982 to October 1995, she practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, where she was a member.

     GODFREY R. SULLIVAN was named Vice President, Personal Solutions Group, in September 1997. Mr. Sullivan served as Vice President, the Americas, since joining Autodesk in October 1992 and as Acting Vice President, AEC/FM Market Group, from February 1995 to September 1995.

     MICHAEL E. SUTTON has served as Vice President, Europe/Middle East/Africa, since June 1993. Mr. Sutton joined Autodesk in October 1987 as a sales and marketing director in the United Kingdom. Mr. Sutton was the Managing Director of Autodesk's United Kingdom subsidiary from January 1990 to January 1992. From January 1992 to February 1993, Mr. Sutton served as Northern Region Manager, Europe, and from February 1993 to May 1993, he served as Acting Vice President, Europe.

     There is no family relationship among any of the directors or executive officers of Autodesk.



                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The information required by this Item is incorporated by reference to page 53 of the Company's 1998 Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 21 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 22 through 32 of the Company's 1998 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 33 through 51 of the Company's 1998 Annual Report to Stockholders.

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



                                   PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements: The following Consolidated Financial Statements of Autodesk, Inc., and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to pages 33 through 51 of the Registrant's 1998 Annual Report to Stockholders:

     Consolidated Statement of Income--Fiscal Years Ended January 31, 1998, 1997, and 1996

     Consolidated Balance Sheet--January 31, 1998 and 1997

     Consolidated Statement of Cash Flows--Fiscal Years Ended January 31, 1998, 1997, and 1996

     Consolidated Statement of Stockholders' Equity--Three Year Period Ended January 31, 1998

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors

2. Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 1998, 1997, and 1996, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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


        Exhibit
          No.                          Description
        -------                        -----------
         3.1        Amended and Restated Certificate of Incorporation of
                    Registrant
         3.2(1)     Certificate  of  Designation of Rights, Preferences, and
                    Privileges of Series A  Participating Preferred Stock of
                    Autodesk, Inc.
         3.3        Bylaws of Registrant, as amended
         4.1(2)     Preferred Shares Right Agreement dated December 14, 1995
         4.2(2)     Amendment No. 1 to Rights Agreement
        10.1(3)*    Registrant's 1987 Stock Option Plan, as amended
        10.2(3)*    Registrant's Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended
        10.3   *    Registrant's 1990 Directors' Option Plan, as amended
        10.4   *    Registrant's 1996 Stock Plan, as amended
        10.5(4)*    Form of  Indemnification  Agreement  executed  by the
                    Company  and  each of its officers and directors
        10.6(5)*    Agreement between Registrant and Carol A. Bartz dated
                    April 7, 1992
        10.7(6)     Teleos Research 1996 Stock Plan
        10.8(7)     Registrant's Nonstatutory Stock Option Plan, as amended
        10.9(8)     Softdesk, Inc. 1992 Stock Option Plan
        10.10(8)    Softdesk, Inc. 1993 Director Stock Option Plan
        10.11(8)    Softdesk, Inc. 1993 Equity Incentive Plan
        10.12 *     Registrant's 1998 Employee Qualified Stock Purchase Plan
        10.13(9)    Agreement and Plan of Reorganization By and Among Autodesk,
                    Inc., Autodesk Acquisition Corporation, and Softdesk, Inc.,
                    dated December 10, 1996, as amended December 19, 1996
        13.1        Pages 33 through 53 of the Registrant's Annual Report to
                    Stockholders for the year ended January 31, 1998 (to be
                    deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
        21.1        List of Subsidiaries
        23.1        Consent of Independent Auditors (included on page 18 of this
                    Report)
        24.1        Power of Attorney (included on page 17 of this Report)
        27.1        Financial Data Schedule

     (1) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

     (2) Incorporated by reference to the Registrant's Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998.

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

     (7) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 filed on January 28, 1998.

     (8) Incorporated by reference to the exhibit filed with the Registrant's Report on Form S-8 filed on April 3, 1997.

     (9) Incorporated by reference to the exhibit filed with the Registration Statement on Form S-4 filed on March 3, 1997.

     *    Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K: No report on Form 8-K was filed by the Company during the fiscal quarter ended January 31, 1998.

     With the exception of the information incorporated by reference to the Annual Report to Stockholders in Items 5, 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1998 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

     Autodesk, the Autodesk logo, AutoCAD, AutoCAD LT, AutoCAD Map, AutoSketch, Kinetix, Mechanical Desktop, Picture This Home!, PlantSpec, 3D Studio MAX, AutoLISP, AutoCAD Development System, Autodesk View, Softdesk, Autodesk University, and DesignBlocks are registered trademarks, and Autodesk MapGuide, Autodesk World, Bringing Information Down to Earth, Character Studio, Design Your World, ObjectARX, 3D Studio VIZ, Autodesk WalkThrough, AutoSnap, AUGI, and Auto-Architect are trademarks of Autodesk, Inc. in the USA and/or other countries. Microsoft, Windows, and Windows NT are registered trademarks of Microsoft Corporation. All other brand names, product names, or trademarks belong to their respective holders.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AUTODESK, INC.

                                        By: /s/ CAROL A. BARTZ
                                        ----------------------
                                        Carol A. Bartz
                                        Chairman of the Board
     Dated: April 24, 1998


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

        Signature                       Title                         Date
--------------------------   ---------------------------         --------------

/s/ CAROL A. BARTZ           Chief Executive Officer and         April 24, 1998
--------------------------   Director (Principal Executive
Carol A. Bartz               Officer)


/s/ STEVE CAKEBREAD          Vice President                      April 24, 1998
--------------------------   and Chief Financial Officer
Steve Cakebread              (Principal Financial Officer)


/s/ DAVID S. OPPENHEIMER     Vice President, Finance             April 24, 1998
--------------------------   (Principal Accounting Officer)
David S. Oppenheimer

/s/ MARK A. BERTELSEN        Director                            Apri1 24, 1998
--------------------------
Mark A. Bertelsen

/s/ CRAWFORD W. BEVERIDGE    Director                            April 24, 1998
--------------------------
Crawford W. Beveridge

/s/ J. HALLAM DAWSON         Director                            April 24, 1998
--------------------------
J. Hallam Dawson

/s/ PAUL OTELLINI            Director                            April 24, 1998
--------------------------
Paul Otellini

/s/ MORTON L. TOPFER         Director                            April 24, 1998
--------------------------
Morton L. Topfer

/s/ MARY ALICE TAYLOR        Director                            April 24, 1998
--------------------------
Mary Alice Taylor

                       CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autodesk, Inc. of our report dated February 24, 1998, included in the 1998 Annual Report to Stockholders of Autodesk, Inc.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-15675, No. 33-22656, No. 33-39458, No. 33-41265, No. 33-51110,
No. 33-54683, No. 33-61015, No. 333-08693, No. 333-15037, No. 333-24469, and No.
333-45045) pertaining to the 1987 Stock Option Plan, 1990 Directors' Option Plan, 1996 Stock Plan, the Autodesk, Inc. Nonstatutory Stock Option Plan, and Employee Qualified Stock Purchase Plan of Autodesk, Inc., the Teleos Research 1996 Stock Plan and the Softdesk, Inc. 1992 Stock Option Plan, Softdesk, Inc. 1993 Director Stock Option Plan and Softdesk, Inc. 1993 Equity Incentive Plan of our report dated February 24, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Autodesk, Inc.



                                           /s/ ERNST & YOUNG LLP


                                               ERNST & YOUNG LLP

San Jose, California
April 23, 1998

                                                                   Schedule II


                               AUTODESK, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

                                                                         Additions--
                                                       Balance at        Charged to                            Balance
                                                        Beginning         Costs and         Deductions         at End
             Description                                 of Year          Expenses          Write-Offs         of Year
     ----------------------------------------          -----------       -----------       ------------      -----------
     Fiscal year ended January 31, 1998
         Allowance for doubtful accounts               $ 6,635,000       $ 3,701,000       $ 3,200,000       $ 7,136,000
         Allowance for stock balancing and
           product rotation                            $17,175,000       $38,419,000       $35,375,000       $20,219,000

     Fiscal year ended January 31, 1997
         Allowance for doubtful accounts                $6,731,000       $ 1,735,000       $ 1,831,000       $ 6,635,000
         Allowance for stock balancing and
           product rotation                            $14,607,000       $46,884,000       $44,316,000       $17,175,000

     Fiscal year ended January 31, 1996
         Allowance for doubtful accounts                $6,457,000       $ 3,527,000       $ 3,253,000       $ 6,731,000
         Allowance for stock balancing and
           product rotation                             $6,892,000       $58,889,000       $51,174,000       $14,607,000