Form 10-Q
period 1998-04-30
AUTODESK INC
filed 1998-06-10
CIK 769397

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

FOR THE PERIOD ENDED APRIL 30, 1998
                                       OR

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

               Yes     X                   No   __
                     -----

As of June 4, 1998, there were 47,019,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 AUTODESK, INC.

                                     INDEX

                 PART I.  FINANCIAL INFORMATION                 Page No.
                                                                --------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statement of Operations
         Three months ended April 30, 1998 and 1997.............   3

         Condensed Consolidated Balance Sheet
         April 30, 1998 and January 31, 1998....................   4

         Condensed Consolidated Statement of Cash Flows
         Three months ended April 30, 1998 and 1997.............   6

         Notes to Condensed Consolidated Financial Statements...   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................   9

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings..................................   15

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS...........................................   16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...................   16

             SIGNATURES.........................................   17

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           Three months ended
                                                                                April 30,
                                                                          ---------------------
                                                                            1998        1997
                                                                          --------   ----------
Net revenues                                                              $187,206    $118,984

Costs and expenses:
  Cost of revenues                                                          19,687      16,041

  Marketing and sales                                                       65,213      52,606

  Research and development                                                  35,377      27,609

  General and administrative                                                27,276      18,437

  Nonrecurring charges                                                           -      58,087
                                                                          --------    --------
                                                                           147,553     172,780
                                                                          --------    --------
Income (loss) from operations                                               39,653     (53,796)

Interest and other income, net                                               2,227       2,375
                                                                          --------    --------
Income (loss) before income taxes                                           41,880     (51,421)

Provision for income taxes                                                  14,239       1,324
                                                                          --------    --------
Net income (loss)                                                         $ 27,641    $(52,745)
                                                                          ========    ========
Basic net income (loss) per share                                            $0.60      $(1.15)
                                                                          ========    ========
Diluted net income (loss) per share                                          $0.55      $(1.15)
                                                                          ========    ========
Shares used in computing
 Basic net income (loss) per share                                          46,390      45,940
                                                                          ========    ========
Shares used in computing
 diluted net income (loss) per share                                        50,240      45,940
                                                                          ========    ========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (IN THOUSANDS)


                                                                                            April 30, 1998    January 31, 1998
                                                                                            ---------------   -----------------
                                                                                              (unaudited)         (audited)
Current Assets:
   Cash and cash equivalents                                                                   $ 124,784            $ 96,089
   Marketable securities                                                                         145,232             100,399
   Accounts receivable, net                                                                       64,579              60,856
   Inventories                                                                                     5,439               7,351
   Deferred income taxes                                                                          43,284              27,577
   Prepaid expenses and other current assets                                                      13,240              15,430
                                                                                               ---------            --------
       Total current assets                                                                      396,558             307,702
                                                                                               ---------            --------
Marketable securities, including a restricted
 balance of $18,200 at April 30, 1998 and
 $18,000 at January 31, 1998                                                                      97,569             104,831

Computer equipment, furniture, and leasehold improvements, at cost:

  Computer equipment and furniture                                                               121,879             117,434

  Leasehold improvements                                                                          21,245              20,505

  Less accumulated depreciation                                                                 (104,161)            (98,800)
                                                                                               ---------            --------
     Net computer equipment, furniture, and leasehold improvements                                38,963              39,139

Purchased technologies and capitalized software                                                   29,395              31,553

Deferred income taxes                                                                              1,250              13,782

Other assets                                                                                      31,657              36,676
                                                                                               ---------            --------
                                                                                               $ 595,392            $533,683
                                                                                               =========            ========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)



                                               April 30, 1998    January 31, 1998
                                               ---------------   -----------------
                                                 (Unaudited)         (Audited)
Current liabilities:

  Accounts payable                                   $ 23,725            $ 26,417

  Accrued compensation                                 27,901              34,962

  Accrued income taxes                                 83,689              76,465

  Deferred revenues                                    16,188              18,934

  Litigation accrual                                   29,328                   -

  Other accrued liabilities                            41,926              42,709
                                                     --------            --------

    Total current liabilities                         222,757             199,487
                                                     --------            --------

Deferred income taxes                                     504                 481

Litigation accrual                                          -              29,328

Other liabilities                                       2,025               1,255

Stockholders' equity:

  Common stock                                        342,310             299,315

  Retained earnings                                    44,932              20,472

  Foreign currency translation adjustment             (17,136)            (16,655)
                                                     --------            --------
    Total stockholders' equity                        370,106             303,132
                                                     --------            --------
                                                     $595,392            $533,683
                                                     ========            ========



                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                           Three months ended
                                                                                                April 30,
                                                                                       ---------------------------
                                                                                         1998               1997
                                                                                       --------           --------
Operating activities
 Net income (loss)                                                                     $ 27,641           $(52,745)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges for acquired in-process research and development                                      -             58,058
   Depreciation and amortization                                                         12,261              8,139
   Changes in operating assets and liabilities, net of business
    combinations                                                                         (9,202)             6,597
                                                                                       --------           --------
Net cash provided by operating activities                                                30,700             20,049
                                                                                       --------           --------
Investing activities
 Net purchases of marketable securities                                                 (37,571)           (21,131)
 Business combinations, net of cash acquired                                                  -             (5,766)
 Purchases of computer equipment, furniture, and leasehold
  improvements                                                                           (4,924)            (2,603)
 Purchases of software technologies, capitalization of software
  costs and other                                                                        (1,973)            (2,350)
 Other                                                                                    2,278              3,720
                                                                                       --------           --------
Net cash used in investing activities                                                   (42,190)           (28,130)
                                                                                       --------           --------
Financing activities
 Proceeds from issuance of common stock                                                  42,995              8,050
 Repurchase of common stock                                                                   -            (12,722)
 Dividends paid                                                                          (2,810)            (2,872)
                                                                                       --------           --------
Net cash provided by (used in) financing activities                                      40,185             (7,544)
                                                                                       --------           --------
Net increase (decrease) in cash and cash equivalents                                     28,695            (15,625)
Cash and cash equivalents at beginning of year                                           96,089             64,814
                                                                                       --------           --------
Cash and cash equivalents at end of quarter                                            $124,784           $ 49,189
                                                                                       ========           ========

Supplemental disclosure of noncash investing and financing
activities:
  Shares of common stock received in relation to the equity
  collar (See Note 3)                                                                  $  4,265           $      -
                                                                                       ========           ========
  Common stock issued in connection with the acquisition of
  Softdesk, Inc.                                                                       $      -           $ 92,021
                                                                                       ========           ========

                            See accompanying notes.

                                AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

The condensed consolidated financial statements of Autodesk, Inc. ("Autodesk" or the "Company") at April 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at April 30, 1998 should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

2. Recently Issued Accounting Standards
   ------------------------------------

In the first quarter of fiscal year 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. The adoption of this standard did not have a material effect on the Company's consolidated operating results or financial position.

3.  Common Stock Repurchase Programs
    --------------------------------

The Company sold put warrants to an independent third party in December 1997 that entitled the holder of the warrants to sell 1.5 million shares of common stock to the Company at $38.12 per share. Additionally, the Company purchased call options from the same independent third party that entitled the Company to buy 1 million shares at $39.88 per share. The premiums received with respect to the equity options totaled $4.5 million and equaled the premiums paid. Consequently, there was no exchange of cash. The put warrants permitted a net share settlement at the Company's option. In March 1998, the Company exercised the call option, electing the net share settlement option and retired approximately 97,000 shares of its common stock. The put warrants expired unexcercised.

4.  Net Income Per Share
    --------------------

Basic net income per share is calculated using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                                           Three months ended
                                                                               April 30,
                                                                         ----------------------
                                                                           1998         1997
                                                                         ---------   ----------
Numerator:
 Numerator for basic and diluted
  per share amounts--net income (loss)                                    $ 27,641   $ (52,745)
                                                                          --------   ---------

Denominator:
 Denominator for basic net income (loss)
  per share--weighted average shares                                        46,390      45,940
 Effect of dilutive common stock options                                     3,850           -
                                                                          --------   ---------

Denominator for dilutive net income (loss) per share                        50,240      45,940
                                                                          --------   ---------

5.  Change in Accounting Principle
    ------------------------------

Effective February 1, 1998, Autodesk adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Autodesk's total comprehensive income was as follows:

                                                     Three months ended
                                                          April 30,
                                                  ------------------------
                                                      1998          1997
                                                    ---------   ----------
 Net income (loss)                                  $ 27,641    $ (52,745)
 Other comprehensive loss                               (513)      (3,929)
                                                    --------    ---------
    Total comprehensive income (loss)               $ 27,128    $ (56,674)
                                                    ========    =========

6.  Subsequent Events
    -----------------

On May 4, 1998, the Company acquired certain assets related to the mechanical applications business of Genius CAD Software GmbH ("Genius"), a German limited liability company, for $68 million in cash. The acquisition will be accounted for using the purchase method with the results of Genius being included in Autodesk's consolidated financial statements from the acquisition date. To assist in the allocation of the purchase price, an independent valuation of Genius is being completed. The Company expects that it will allocate $27 million to $30 million to in-process research and development and charge this amount to operations in the second quarter of fiscal year 1999.

In May 1998, final judgment was entered in the Vermont Microsystems, Inc. ("VMI") trade secret litigation in the amount of $7.8 million plus accrued interest. Following entry of judgment, final payment of approximately $8.4 million was made to VMI and charged against a previously recorded litigation accrual, and the remainder of the escrow account returned to Autodesk. As a result, the Company plans to record a credit to operating income during the second quarter of fiscal year 1999 that reflects excess litigation accruals.

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

Results of Operations

Three Months Ended April 30, 1998 and 1997
------------------------------------------

Net revenues. The Company's first quarter net revenues of $187.2 million increased 57 percent from the first quarter of the prior fiscal year. The Company achieved significant net revenue growth in the Americas and Europe when compared to the same period in the prior fiscal year while remaining relatively flat in Asia Pacific. The Company recorded net revenues in the Americas of $90.1 million, an 81 percent increase from the same period in the prior fiscal year, and net revenues in Europe of $68.0 million, an increase of 68 percent. This net revenue growth was the result of strong demand for new and upgrade units of AutoCAD Release 14, which began shipping in the second quarter of fiscal year 1998. Also contributing to the higher revenues were new and enhanced products such as Mechanical Desktop 2.0 and AutoCAD LT 97. Sales of AutoCAD and AutoCAD upgrades accounted for approximately 69 percent and 70 percent of the Company's consolidated net revenues in the first quarter of fiscal years 1999 and 1998, respectively. The stronger value of the US dollar, relative to certain international currencies, primarily the Japanese yen, the German mark and the French franc, negatively impacted net revenues in the first quarter of the current fiscal year by $4.4 million when compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 58 percent of the Company's revenues in the first quarter of fiscal year 1999 as compared to 64 percent in the same period of the prior fiscal year.

The Company derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations. Additionally, slowdowns in any of the Company's geographical markets, including the current economic instability in certain countries of the Asia Pacific region, could also have a material adverse impact on the Company's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 5 percent of consolidated revenues in the first quarter of both fiscal years 1999 and 1998. Although product returns, comparing the first quarter of fiscal year 1999 to the same period in the prior year, remained the same as a percentage of consolidated revenues, management anticipates that product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased approximately 3 percent in the first quarter of fiscal year 1999 as compared to the same period of the prior fiscal year. This improvement resulted from efficiencies in production and distribution activities, and the mix of product sales. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 35 percent and 44 percent of net revenues in the first quarter of fiscal years 1999 and 1998, respectively. Actual spending increased 24 percent as a result of higher employee costs, including increased variable compensation associated with higher revenues, and higher advertising and promotion costs to support the launch of new and enhanced products from the Company's market groups, including AutoCAD Mechanical and MapGuide Release 3.0. The Company expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote Autodesk's competitive position. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 19 percent and 23 percent of net revenues in the first quarter of fiscal years 1999 and 1998, respectively. Actual research and development spending (including capitalized software development costs of $1,750,000 recorded in the prior fiscal year) increased by 20 percent from the same period in the prior fiscal year due to the addition of software engineers, expenses associated with the development and translation of new products, and exit costs incurred in the restructuring of one of the Company's development centers. The Company anticipates that research and development expenses will increase in future periods as a result of product development efforts by the Company's market groups and incremental personnel costs. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses decreased to 15 percent of net revenues in the first quarter of fiscal year 1999 from 16 percent of net revenues in the first quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 48 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses, amortization of intangibles recorded in connection with the Softdesk merger, and costs related to the Company's Year 2000 compliance program. The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems and making any additional corrections to the Company's hardware and software for compliance in the year 2000; and to amortize goodwill and other intangible assets associated with recent business combinations.

Charge for acquired in-process research and development. On March 31, 1997, the Company acquired the outstanding stock of Softdesk in exchange for Autodesk common stock. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $55.1 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from 3D/Eye during the quarter also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $55.1 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998.

Interest and other income. Interest and other income remained relatively flat in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. Interest and other income in the first quarter was $2.2 million, net of foreign exchange gains of $14,000, compared to $2.4 million in the same quarter of the prior fiscal year, including foreign currency losses of $56,000.

Provision for income taxes. The Company's effective income tax rate was 34.0 percent in the first quarter of fiscal year 1999 compared to 36.0 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due to tax benefits associated with the Company's foreign sales corporation and foreign earnings which are taxed at rates different than the U.S. statutory rate.

The Company's United States income tax returns for fiscal years ended January 31, 1992 through 1996, are under examination by the Internal Revenue Service ("IRS"). On August 27, 1997, the IRS issued a Notice of Deficiency proposing increases to the amount of the Company's federal income taxes for fiscal years 1992 and 1993. On November 25, 1997, the Company filed a petition with the
United States Tax Court to contest these alleged tax deficiencies.   Resolution
of these alleged tax deficiencies and any adjustments that may ultimately result from these examinations are not expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

Autodesk operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

Competition. The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share, any of which could adversely affect Autodesk's business, consolidated results of operations, and financial condition.

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

In April 1998, the Company received notice that the Federal Trade Commission ("FTC") has undertaken a nonpublic investigation of its business practices. The FTC has not made any claims or allegations regarding the Company's current business practices or policies, nor have any charges been filed. Autodesk intends to cooperate fully with the FTC in its inquiry. The Company does not believe that the investigation will have a material adverse impact on its business or consolidated results of operations.

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

The Company receives and fulfills a majority of its orders within a particular quarter, with the majority of the sales to distributors and dealers (value-added resellers or "VARs"). These resellers typically carry inventory of the Company's products and place volume orders equivalent to a few days or a few weeks of sales. The timing of these orders could have a material impact on quarterly operating results. Additionally, the Company's operating expenses are based in part on its expectations of future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on the Company's consolidated results of operations and financial condition.

Similarly, shortfalls in Autodesk's revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the Company's stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to performance.

Product concentration. Autodesk derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations.

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

The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. The discovery of product defects could result in the delay or cancellation of planned development projects, and could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in design, mapping, or multimedia software products could also have a negative impact on the Company's business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products, which historically have had lower margins, grow at a faster rate than the Company's higher-margin products.

Certain of the Company's historical product development activities have been performed by independent firms and contractors, while other technologies are licensed from third parties. Autodesk generally either owns or licenses the software developed by third parties. Because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to the Company in the future. Similarly, there can be no assurance that the Company will be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could have a material adverse effect on the Company's business and consolidated results of operations.

International operations. The Company anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where Autodesk does business. During the first three months of fiscal year 1999, changes in exchange rates from the same period of the prior fiscal year adversely impacted revenues, principally due to changes in the rate of exchange between the U.S. dollar and the Japanese yen, the German mark, and the French franc.

Although the Company has not been significantly impacted by the recent unfavorable economic volatility currently experienced in certain Asia/Pacific countries, any further deterioration in these markets could have a material adverse impact on the Company's business, consolidated results of operations, and financial condition.

Dependence on distribution channels. The Company sells its software products primarily to distributors and dealers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although the Company has not currently experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. The loss of or a significant reduction in business with any one of the Company's major international distributors or large U.S. resellers could have a material adverse effect on the Company's business and consolidated results of operations in future periods.

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. Although product returns, comparing the first quarter of fiscal 1999 to the same period in the prior year, remained the same as a percentage of consolidated revenues, management anticipates that product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

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

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available on commercially reasonable terms, or that the software will be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses, or inability to support, maintain, and enhance any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed, and integrated, which could have a material adverse effect on the Company's business and consolidated results of operations.

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

As further described in Note 6 to the condensed consolidated financial statements, on May 4, 1998, the Company acquired certain assets related to the mechanical applications business of Genius CAD Software GmbH ("Genius"), a German limited liability company, for $68 million in cash. There can be no assurance that the anticipated benefits of the Genius asset purchase and any future mergers, acquisitions, or asset purchases will be realized.

Attraction and Retention of Employees. The continued growth and success of the Company depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. The Company's ability to attract and retain employees is dependent on a number of factors including its continued ability to grant stock incentive awards. There can be no assurance that the Company will be successful in continuing to recruit new personnel and to retain existing personnel. The loss of one or more key employees or the Company's inability to maintain existing employees or recruit new employees could have a material adverse impact on the Company. In addition, the Company may experience increased compensation costs to attract and retain skilled personnel.

Impact of Year 2000. Some of the computer programs used by the Company in its internal operations rely on time-sensitive software that was written using two digits rather than four to identify the applicable year. These programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Additionally, as the Company is in the business of software production, year 2000 issues may affect the Company's products which are being sold externally. The Company expects to successfully implement a six-phase year 2000 compliance program and does not believe that the cost of such procedures will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in the completion of these procedures or that the cost of such procedures will not exceed original estimates, either of which could have a material adverse effect on future results of operations.

In addition to correcting the business and operating systems used by the Company in the ordinary course of business as described above, the Company has also reviewed all products it produces internally for sale to third parties to determine compliance of its products. Products either have been found to be compliant or are currently being tested for compliance. However, many Autodesk products run on application systems produced and sold by third-party vendors. There can be no assurance that these application systems will be converted in a timely manner, and any failure in this regard may cause Autodesk products not to function as designed. Any future costs associated with ensuring that the Company's products are compliant with the year 2000 are not expected to have a material impact on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury notes, totaled $367.6 million at April 30, 1998, compared to $301.3 million at January 31, 1998. The $66.3 million increase in cash, cash equivalents, and marketable securities was due primarily to cash generated from operations ($30.7 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($43.0 million). This increase was partially offset by cash used to purchase software technologies and capitalize software costs ($2.0 million); to purchase computer equipment, furniture, and leasehold improvements ($4.9 million); and to pay dividends on the Company's common stock ($2.8 million).

The Company has an unsecured $40 million bank line of credit, of which $20 million is guaranteed, that may be used from time to time to facilitate short-term cash flow. At April 30, 1998, there were no borrowings outstanding under this credit agreement, which expires in January 1999.

The Company's principal commitments at April 30, 1998 consisted of obligations under operating leases for facilities.

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

In May 1998, final judgment was entered in the Vermont Microsystems, Inc. ("VMI") trade secret litigation in the amount of $7.8 million plus accrued interest. Following entry of judgment, final payment of approximately $8.4 million was made to VMI and charged against a previously recorded litigation accrual, and the remainder of the escrow account returned to Autodesk. As a result, the Company plans to record a credit to operating income during the second quarter of fiscal year 1999 that reflects excess litigation accruals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on March 31, 1998. The following proposals were approved by the stockholders as indicted below:


                                              Affirmative          Negative            Votes              Non
                                                 Votes              Votes            Withheld            Votes
                                           -----------------   ----------------   ---------------   ---------------

1.  To amend the Company's Certificate
    of Incorporation to increase the
    number of authorized shares of Common
    Stock from 100,000,000 to 250,000,000.        24,012,523         14,646,843            47,690                37




2.  To approve the adoption of the
    Company's 1998 Employee Qualified
    Stock Purchase Plan                           29,580,741          4,598,879            77,960         4,449,513



3.  To approve certain amendments to
    the Company's 1996 Stock Plan                 17,392,856         16,758,171           106,556         4,449,510





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------

         27.0     Financial Data Schedule for the period ended April 30, 1998

         27.1 Financial Data Schedule restated for the twelve months ended January 31, 1998, 1997 & 1996

         27.2 Financial Data Schedule restated for the fiscal quarters ended April 30, 1997, July 31, 1997, and October 31, 1997

         27.3 Financial Data Schedule restated for the fiscal quarters ended April 30, 1996, July 31, 1996, and October 31, 1996

         Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended April 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  June 10, 1998


                             AUTODESK, INC.
                             (Registrant)



                             /S/  CAROL A. BARTZ
                             -------------------
                             Carol A. Bartz
                             Chief Executive Officer
                             and Chairman of the Board


                             /S/  STEVE CAKEBREAD
                             --------------------
                             Steve Cakebread
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer)