Form 10-Q
period 1998-07-31
AUTODESK INC
filed 1998-09-14
CIK 769397

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

FOR THE PERIOD ENDED JULY 31, 1998
                                       OR

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

As of September 2, 1998, there were 46,382,000 shares of the Registrant's Common
                                    ----------
Stock outstanding.

================================================================================

                                 AUTODESK, INC.

                                     INDEX

                PART I.  FINANCIAL INFORMATION                Page No.
                                                              --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Condensed Consolidated Statement of Operations
          Three and six months ended July 31, 1998 and 1997.....   3

         Condensed Consolidated Balance Sheet
          July 31, 1998 and January 31, 1998....................   4

         Condensed Consolidated Statement of Cash Flows
          Six months ended July 31, 1998 and 1997...............   6

         Notes to Condensed Consolidated Financial Statements..    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................   11

                          PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS...................................   20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   21

ITEM 5.    OTHER INFORMATION...................................   21

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................   21

           SIGNATURES..........................................   22

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                         Three months ended     Six months ended
                                              July 31,              July 31,
                                         -------------------  ---------------------
                                           1998       1997      1998        1997
                                         ---------  --------  ---------  ----------
Net revenues                             $186,638   $154,096  $373,844    $273,080

Costs and expenses:
  Cost of revenues                         18,296     18,725    37,983      34,766

  Marketing and sales                      65,485     58,750   130,698     111,356

  Research and development                 35,133     30,426    70,510      58,035

  General and administrative               28,190     20,726    55,466      39,163

  Nonrecurring charges                     37,692          -    37,692      58,087

  Gain on litigation settlement           (18,200)         -   (18,200)          -
                                         --------   --------  --------    --------
                                          166,596    128,627   314,149     301,407
                                         --------   --------  --------    --------

Income (loss) from operations              20,042     25,469    59,695     (28,327)

Interest and other income, net              6,419      2,399     8,646       4,774
                                         --------   --------  --------    --------
Income (loss) before income taxes          26,461     27,868    68,341     (23,553)

Provision for income taxes                 17,349     10,033    31,588      11,357
                                         --------   --------  --------    --------
Net income (loss)                        $  9,112   $ 17,835  $ 36,753    $(34,910)
                                         ========   ========  ========    ========
Basic net income (loss) per share        $   0.20   $   0.37  $   0.79    $  (0.78)
                                         ========   ========  ========    ========
Diluted net income (loss) per share      $   0.18   $   0.34  $   0.74    $  (0.78)
                                         ========   ========  ========    ========
Shares used in computing
  basic net income (loss) per share        46,610     48,000    46,500      45,045
                                         ========   ========  ========    ========
Shares used in computing
  diluted net income (loss) per share      49,400     51,880    49,670      45,045
                                         ========   ========  ========    ========




                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)



                                                                     July 31, 1998   January 31, 1998
                                                                     -------------  -----------------
                                                                     (Unaudited)        (Audited)

Current assets:
     Cash and cash equivalents                                          $  43,402           $ 96,089
     Marketable securities                                                249,998            100,399
     Accounts receivable, net                                              84,079             60,856
     Inventories                                                            6,358              7,351
     Deferred income taxes                                                 28,486             27,577
     Prepaid expenses and other current assets                             17,051             15,430
                                                                        ---------           --------
        Total current assets                                              429,374            307,702
                                                                        ---------           --------
Marketable securities, including a restricted
  balance of $18,000 at January 31, 1998                                        -            104,831

Computer equipment, furniture, and leasehold improvements, at cost:

     Computer equipment and furniture                                     126,133            117,434

     Leasehold improvements                                                21,560             20,505

     Less accumulated depreciation                                       (108,391)           (98,800)
                                                                        ---------           --------
        Net computer equipment, furniture, and leasehold improvements      39,302             39,139

Purchased technologies and capitalized software, net                       36,241             31,553

Goodwill, net                                                              36,751             16,995

Deferred income taxes                                                       7,086             13,782

Other assets                                                               16,912             19,681
                                                                        ---------           --------
                                                                        $ 565,666           $533,683
                                                                        =========           ========


                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                             July 31, 1998   January 31, 1998
                                             --------------  -----------------
                                              (Unaudited)        (Audited)
Current liabilities:

  Accounts payable                                $ 27,500           $ 26,417

  Accrued compensation                              30,054             34,962

  Accrued income taxes                              84,575             76,465

  Deferred revenues                                 17,747             18,934

  Other accrued liabilities                         54,098             42,709
                                                  --------           --------

    Total current liabilities                      213,974            199,487
                                                  --------           --------

Deferred income taxes                                  492                481

Litigation accrual                                       -             29,328

Other liabilities                                    2,007              1,255


Stockholders' equity:

  Common stock                                     337,284            299,315

  Retained earnings                                 30,612             20,472

  Foreign currency translation adjustment          (18,703)           (16,655)
                                                  --------           --------

    Total stockholders' equity                     349,193            303,132
                                                  --------           --------
                                                  $565,666           $533,683
                                                  ========           ========



                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                        Six months ended
                                                                            July 31,
                                                                      ---------------------
                                                                        1998         1997
                                                                      --------     --------
Operating activities
 Net income (loss)                                                    $  36,753    $(34,910)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Charge for acquired in-process research and
       development                                                       28,806      58,087
     Depreciation and amortization                                       24,243      20,105
     Gain on litigation settlement                                      (20,900)          -
     Net gain on disposition of business unit                            (1,307)          -
     Write-off of purchased technology                                    2,233           -
     Changes in operating assets and liabilities                        (12,100)     11,649
                                                                      ---------    --------
Net cash provided by operating activities                                57,728      54,931
                                                                      ---------    --------

Investing activities
 Purchases of marketable securities                                     (44,768)    (61,005)
 Business combinations, net of cash acquired                            (69,279)     (5,766)
 Purchases of computer equipment, furniture, and leasehold
   improvements                                                          (9,859)     (7,924)
 Proceeds from disposition of business unit                               5,137           -
 Purchases of software technologies, capitalization of software
   costs, and other                                                      (3,416)      6,857
                                                                      ---------    --------

Net cash used in investing activities                                  (122,185)    (67,838)
                                                                      ---------    --------

Financing activities
 Proceeds from issuance of common stock                                  66,226      29,250
 Repurchase of common stock                                             (48,866)    (38,243)
 Dividends paid                                                          (5,590)     (5,748)
                                                                      ---------    --------
Net cash provided by (used in) financing activities                      11,770     (14,741)
                                                                      ---------    --------
Net decrease in cash and cash equivalents                               (52,687)    (27,648)
Cash and cash equivalents at beginning of year                           96,089      64,814
                                                                      ---------    --------
Cash and cash equivalents at end of quarter                           $  43,402    $ 37,166
                                                                      =========    ========

Supplemental cash flow information:
     Cash paid during the period for income taxes                     $   1,496    $  4,280
                                                                      =========    ========
Supplemental noncash information:
  Common stock received in relation to the
   equity collar (see Note 5)                                         $   4,265    $      -
                                                                      =========    ========
  Common stock issued in connection with the
   acquisition of Softdesk, Inc.                                      $       -    $ 92,021
                                                                      =========    ========

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

The condensed consolidated financial statements at July 31, 1998 and for the three- and six- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at July 31, 1998 should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

2. Nonrecurring Charges
   --------------------

On May 4, 1998, the Company entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company to purchase various mechanical computer-aided-design ("CAD") software applications and technologies (the "acquisition"). In consideration for this acquisition, the Company paid Genius approximately $69 million in cash. The acquisition has been accounted for using the purchase method of accounting with the purchase price being principally allocated to in-process research and development, developed technology, assembled workforce and goodwill. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, ranging from three to seven years. The operating results of Genius, which have not been material in relation to those of the Company, have been included in Autodesk's consolidated financial statements from the acquisition date.

In-Process Research and Development

Management estimates that $29 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the second quarter of the current fiscal year following consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal, was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

Developed technology

To determine the value of the developed technology ($13.4 million), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles.

Assembled work force

To determine the value of the assembled work force ($1.0 million), the Company evaluated the work force in place at the acquisition date and utilized the cost approach to estimate the value of replacing the work force. Costs considered in replacing the work force included costs to recruit and interview candidates, as well as the cost to train new employees.

During the three months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating to restructuring charges associated with the consolidation of certain development centers; the write-off of purchased technologies associated with these operations; staff reductions in Asia Pacific in response to current economic conditions in the region; and costs in relation to potential legal settlements.

On March 31, 1997, the Company exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk, Inc. Based on the value of Autodesk stock and options exchanged, the transaction, including transaction costs, was valued at approximately $94 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $55.1 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from 3D/Eye during the first quarter of fiscal year 1998 also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $55.1 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998.

3. Gain on Litigation Settlement
   -----------------------------

In December 1994, a $25.5 million judgment was entered into against the Company on a claim of trade-secret misappropriation brought by Vermont Microsystems, Inc ("VMI"). The initial judgment and related expenses were accrued in fiscal year 1995, as well as interest expense in subsequent periods in accordance with this judgment. The Company appealed this decision, and in May 1998, final judgment was entered in the VMI litigation in the amount of $7.8 million plus accrued interest. Following entry of judgment, the Company made a final payment of approximately $8.4 million, including interest, to VMI. During the quarter ended July 31, 1998, the Company recognized $18.2 million and $2.7 million as operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals.

4. Recently Issued Accounting Standards
   ------------------------------------

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

5. Common Stock Repurchase Programs
   --------------------------------

The Company sold put warrants to an independent third party in December 1997 that entitled the holder of the warrants to sell 1.5 million shares of common stock to the Company at $38.12 per share. Additionally, the Company purchased call options from the same independent third party that entitled the Company to buy 1 million shares at $39.88 per share. The premiums received with respect to the equity options totaled $4.5 million and equaled the premiums paid. Consequently, there was no exchange of cash. The put warrants permitted a net share settlement at the Company's option. In March 1998, the Company exercised the call option, electing the net share settlement option and retired approximately 97,000 shares of its common stock. The put warrants expired unexercised.

6. Net Income Per Share
   --------------------

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

                                 Three months ended    Six months ended
                                       July 31,            July 31,
                                 ------------------  -------------------
                                   1998      1997      1998      1997
                                 --------  --------  --------  ---------
Numerator:
 Numerator for basic
  and diluted per share
  amounts--net income (loss)      $ 9,112   $17,835   $36,753  $(34,910)
                                 ========  ========  ========  =========

Denominator:
 Denominator for basic
  net income (loss) per share--
  weighted average shares          46,610    48,000    46,500    45,045
 Effect of dilutive common
  stock options                     2,790     3,880     3,170         -
                                 --------  --------  --------  ---------
Denominator for
 dilutive net income (loss)
 per share                         49,400    51,880    49,670    45,045
                                 ========  ========  ========  =========

7. Comprehensive Income
   --------------------

Effective February 1, 1998, Autodesk adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.



Autodesk's total comprehensive income was as follows:

                                       Three months ended     Six months ended
                                            July 31,              July 31,
                                       -------------------  ---------------------
                                         1998       1997      1998        1997
                                       ---------  --------  ---------  ----------
 Net income (loss)                      $ 9,112    $17,835   $36,753    $(34,910)
 Other comprehensive income (loss)       (1,977)     6,544    (2,490)      2,615
                                       ---------  --------  ---------  ----------
  Total comprehensive income (loss)     $ 7,135    $24,379   $34,263    $(32,295)
                                       =========  ========  =========  ==========

8. Restructuring Charges
   ---------------------

During the quarter ended July 31, 1998, the Company's management approved restructuring plans, which include initiatives to address current economic conditions in the Asia Pacific region, consolidate duplicative facilities and reduce overhead. These plans resulted in a charge of $5.4 million, which includes $2.3 million for the cost of involuntary employee separation benefits relating to approximately 87 employees. Employee separation benefits include severance, medical and other benefits. Employee separation will affect certain engineers and sales and marketing employees. The remaining charge of $3.1 million relates to other exit costs, namely the write-off of purchased technologies, lease termination buyout costs, the disposal of fixed assets in these regions, and professional fees. As of July 31, 1998, the number of employee separations due to restructuring actions was 32 and actual payments of approximately $331,000 have been made.

9. Subsequent Events
   -----------------

On August 20, 1998, the Company announced a definitive agreement to acquire Discreet Logic Inc. ("Discreet"), a company that develops, assembles, markets and supports non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, and HDTV. Under the terms of the agreement, the Company will exchange 0.525 shares of its common stock for each outstanding share of Discreet. The transaction is expected to result in the issuance of between 15.8 million and 16.0 million shares of Autodesk common stock. The transaction, which will be accounted for using the pooling of interests method, is expected to be completed during the Company's fourth fiscal quarter, subject to certain regulatory approvals and the approval of Discreet and Autodesk shareholders.

On September 14, 1998, Discreet notified the Company that it had been named as a defendant in a purported class action lawsuit filed in California Superior Court for the County of Marin on behalf of owners of Discreet's common stock. The complaint alleges that the defendants breached their fiduciary duties in connection with the previously announced acquisition transaction with the Company. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them. The Company does not expect the lawsuit to affect consummation of the transaction with Discreet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR AUTODESK'S PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND AUTODESK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 16, AS WELL AS FACTORS SET FORTH IN AUTODESK'S ANNUAL REPORT ON FORM 10-K.


Results of Operations

Three Months Ended July 31, 1998 and 1997
-----------------------------------------

Net revenues. The Company's second quarter net revenues of $186.6 million increased 21 percent from the second quarter of the prior fiscal year. The Company achieved significant net revenue growth in the Americas and Europe when compared to the same period in the prior fiscal year, while net revenues decreased in Asia Pacific. The Company recorded net revenues in the Americas of $88.6 million, a 23 percent increase from the same period in the prior fiscal year, and net revenues in Europe of $72.5 million, an increase of 52 percent. This net revenue growth was the result of strong demand for products offered by the Company's Design Solutions and Personal Solutions operating segments such as AutoCAD Mechanical Desktop 2.0, AutoCAD LT97, AutoCAD Map 2.0, and incremental revenues associated with the May 1998 acquisition of certain assets from Genius (see Note 2 to the condensed consolidated financial statements). Sales of AutoCAD and AutoCAD upgrades accounted for approximately 65 percent and 74 percent of the Company's consolidated net revenues in the second quarter of fiscal years 1999 and 1998, respectively. The stronger value of the US dollar, relative to certain international currencies, primarily the Japanese yen and the Australian dollar, negatively impacted net revenues in the second quarter of the current fiscal year by $4.4 million when compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 57 percent of the Company's revenues in the first quarter of fiscal year 1999 as compared to 58 percent in the same period of the prior fiscal year.

The Company experienced a decline in Asia Pacific net revenues during the second quarter of fiscal year 1999 compared to the corresponding period of the prior year due to weak economic conditions in the region, most notably Japan and South Korea. The Company expects that these adverse conditions in Asia Pacific will continue in the short term, and that they may continue to adversely affect the Company's revenue and earnings.

The Company derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations. Additionally, slowdowns in any of the Company's geographical markets could also have a material adverse impact on the Company's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 4 percent and 6 percent of consolidated revenues in the second quarter of fiscal years 1999 and 1998, respectively. The decrease in product returns as a percentage of revenues is primarily due to the Company's continued focus on channel inventory management and sell through sales activities and programs. Although product returns decreased as a percentage of consolidated revenues, comparing the second quarter of fiscal year 1999 to the same period in the prior year, management anticipates that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased from 12 percent of net revenues in the second quarter of fiscal year 1998 to 10 percent of net revenues in the corresponding period of the current fiscal year. This reduction is largely due to continued efficiencies in production and distribution activities. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 35 percent and 38 percent of net revenues in the second quarter of fiscal years 1999 and 1998, respectively. Actual spending increased 11 percent as a result of higher employee costs and incremental spending related to the May 1998 acquisition of certain assets from Genius (see Note 2). The Company expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote Autodesk's competitive position. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 19 percent and 20 percent of net revenues in the second quarter of fiscal years 1999 and 1998, respectively. Actual research and development spending (including capitalized software development costs of $434,000 in the second quarter of fiscal year 1998) increased by 14 percent from the same period in the prior fiscal year due to the addition of software engineers, expenses associated with the development of new and enhanced products, including the next release of AutoCAD, and incremental costs associated with the acquisition of certain assets from Genius (see Note 2). The Company anticipates that research and development expenses will increase in future periods as a result of product development efforts by the Company's market groups and incremental personnel costs. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 15 percent of net revenues in the second quarter of fiscal year 1999 as compared to 14 percent of net revenues in the second quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 36 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses, amortization of intangibles recorded in connection with the acquisition of certain assets from Genius (see Note 2), costs related to the Company's Year 2000 compliance program, and costs associated with the ongoing nonpublic Federal Trade Commission investigation of Autodesk's business practices. The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems and making any additional corrections to the Company's infrastructure in connection with its Year 2000 compliance program;
and to amortize goodwill and other intangible assets associated with recent business combinations.

Nonrecurring charges--Genius acquisition. On May 4, 1998, the Company entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company to purchase various mechanical computer-aided-design ("CAD") software applications and technologies (the "acquisition"). In consideration for this acquisition, the Company paid Genius approximately $69 million in cash. The acquisition has been accounted for using the purchase method of accounting.

In connection with the acquisition, the Company recorded a charge for in-process research and development of $29 million, all of which was recorded in the quarter ended July 31, 1998. The value was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, costs of revenues and operating expenses related to the products and technologies purchased from Genius which represent the process and expertise employed to develop mechanical design application software designed to work in conjunction with Autodesk's mechanical CAD products. The Genius technology and product families identified includes Genius Desktop, Genius AutoCAD and Genius AutoCAD LT.

Revenues and related expenses for the in-process technology were estimated from the acquisition date through the end of Autodesk's fiscal year 2004. Management's analysis considered anticipated product release dates for the Company's mechanical CAD products, as well as release dates for the various acquired Genius products and technologies which are interpoerable with Autodesk's mechanical CAD products. The overall technology life was estimated to be approximately three years for the Genius Desktop products, and approximately six years for all other Genius products and technologies purchased by Autodesk. Management's aggregate projections reflect moderate revenue growth in earlier periods resulting from expansion in the Company's existing channels, particularly in North America and Asia Pacific, which historically have not been significant for the Genius products, as well as anticipated growth in the overall mechanical CAD market.

The cost to complete the in-process technology was also based on management's estimates, which considered the number of man-months required to reach technological feasibility for each of the Genius projects classified as "in-process"; the type of professional and engineering staff involved in the completion process and their fully burdened monthly salaries. Management estimated the direct costs to achieve technological feasibility to be approximately $2.5 million, covering a period of time extending into the first half of Autodesk's fiscal year 2000. Beyond this period, management estimates significantly less expense in supporting and maintaining active products identified at the acquisition date to be in-process technology. The effective tax rate utilized in the analysis of in-process technology was 34 percent, which reflects the Company's current combined federal and state statutory tax rate, exclusive of nonrecurring charges.

Management discounted the net cash flows of the in-process technology to its present value using a discount rate of 20 percent, which was determined to be higher than Autodesk's weighted average cost of capital ("WACC") due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Autodesk's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

If the in-process projects contemplated in management's forecast are not successfully developed, future revenue and profitability of Autodesk may be adversely affected. Additionally, the value of other intangible assets acquired from Genius may become impaired.

Revenues for developed technology were estimated by management for the remainder of fiscal year 1999 through fiscal year 2004. Management's estimates reflect a gradual decline in revenues from developed technologies after considering historical product life cycles and anticipated product release dates. While revenues derived from both developed and in-process technologies are estimated to decline over the next several fiscal years, overall revenues attributable to the Genius products and technologies are anticipated to grow in absolute dollars and as a percentage of aggregate revenue to reflect the growth of future (yet-to-be-developed) technologies. Operating expenses, including general and administrative, marketing and sales, were based on anticipated costs after the Genius operations were merged into Autodesk's operating structure. Because Autodesk and Genius share the same marketing and distribution channel, operating expenses related to the developed technology were estimated to be lower than the historical operating expense structure of Autodesk.

Management discounted the net cash flows for developed technology to its present value using a discount rate of 15 percent which reflects Autodesk's current weighted average costs of capital.

If the projects contemplated in management's forecast are not successfully developed, future revenue and profitability of Autodesk may be adversely affected. Additionally, the value of other intangible assets acquired from Genius may become impaired.

Nonrecurring charges -- Other. During the three months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating to restructuring charges associated with the consolidation of certain development centers; the write-off of purchased technologies associated with these operations; staff reductions in Asia Pacific in response to current economic conditions in the region; and costs in relation to potential legal settlements.

Gain on litigation settlement. The Company recorded a $25.5 million nonrecurring charge during fiscal year 1995 on a claim of trade-secret misappropriation brought by Vermont Microsystems, Inc. ("VMI"). As of the end of the first quarter of fiscal year 1999, the total amount accrued related to the initial judgment plus accrued interest was approximately $29.3 million. The Company appealed this decision, and in May 1998, final judgment was entered in the VMI litigation and a corresponding final payment of approximately $8.4 million, including interest, was made to VMI. During the quarter ended July 31, 1998, the Company recognized $18.2 million and $2.7 million as operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals.

Interest and other income. Interest and other income was $6.4 million in the second quarter of fiscal year 1999 compared to $2.4 million in the corresponding period of the prior year. The increase is largely due to the reversal of $2.7 million into interest income related to the VMI settlement (see Note 3) and the $1.3 million net gain on the disposition of a business unit.

Provision for income taxes. Excluding the nonrecurring $29 million charge for in-process research and development expenses associated with the acquisition of certain assets from Genius, the Company's effective income tax rate was 34 percent in the second quarter of fiscal year 1999 compared to 36 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate. The tax provision includes a $1.6 million benefit on the $29 million charge for in-process research and development. The benefit from this charge is less than the U.S. statutory rate since a portion of it will not be deductible for U.S. tax purposes. Additionally, a valuation allowance has been established for a portion of the deferred tax asset which is deductible for U.S. tax purposes over an extended period of time.

The Company's United States income tax returns for fiscal years ended January 31, 1992 through 1996, are under examination by the Internal Revenue Service ("IRS"). On August 27, 1997, the IRS issued a Notice of Deficiency proposing increases to the amount of the Company's federal income taxes for fiscal years 1992 and 1993. On November 25, 1997, the Company filed a petition with the United States Tax Court to contest these alleged tax deficiencies. The resolution of these alleged tax deficiencies and any adjustments that may ultimately result from these examinations are not expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

RESULTS OF OPERATIONS

Six Months Ended July 31, 1998 and 1997
---------------------------------------

Net revenues. Autodesk's net revenues for the six months ended July 31, 1998 were $373.8 million, which represented a 37 percent increase from the same period of the prior fiscal year. The increase resulted from strong demand for AutoCAD Release 14, which began shipping in the second quarter of fiscal year 1998, and higher sales of vertical products offered by the Company's Design Solutions and Personal Solutions operating segments.

Cost of revenues. Cost of revenues as a percentage of net revenues for the six months ended July 31, 1998 was 10 percent, compared to 13 percent in the same period in the prior fiscal year. This reduction is largely due to efficiencies in production and distribution activities. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. As a percentage of net revenues, marketing and sales expenses decreased from 41 percent in the six months ended July 31, 1997 to 35 percent in the corresponding period of the current fiscal year. Actual spending for this period increased 17 percent as a result of higher employee costs as well as increased marketing costs associated with the launch of products acquired from Genius and other new and enhanced product offerings.

Research and development. Research and development expenses as a percentage of net revenues for the six months ended July 31, 1998 decreased to 19 percent from 21 percent for the same period in the prior fiscal year. Actual research and development spending (including capitalized software costs of $2,184,000 recorded during the first six months of fiscal year 1998) increased 17 percent as compared to the same period in the prior fiscal year. The absolute dollar increase is due primarily to the addition of software engineers, expenses associated with the development and translation of new products including AutoCAD Release 14, and incremental research and development personnel expenses associated with the acquisition of certain assets from Genius during May, 1998.

General and administrative. General and administrative expenses were 15 percent of net revenues for the six months ended July 31, 1998, and 14 percent of net revenues in the same period of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 42 percent for the six months ended July 31, 1998 from the same period of the prior fiscal year, primarily because of increased employee-related expenses, amortization of intangibles recorded in connection with the Softdesk merger and the acquisition of certain assets from Genius, costs incurred to ensure that the Company's infrastructure is year 2000 compliant, and costs incurred in the ongoing nonpublic FTC investigation.

Nonrecurring charges--Genius acquisition. The Genius acquisition comprised of approximately $29 million of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, accordingly, this amount was charged to operations in the second quarter of fiscal year 1999.

Nonrecurring charges--Other. During the three months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating to restructuring charges associated with the consolidation of certain development centers; the write-off of purchased technologies associated with these operations; staff reductions in Asia Pacific in response to current economic conditions in the region; and costs in relation to potential legal settlements.

On March 31, 1997, the Company exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk Inc. Based on the value of Autodesk stock and options exchanged, the transaction, including transaction costs, was valued at approximately $94 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $55.1 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from 3D/Eye during the first quarter of fiscal year 1998 also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $55.1 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998.

Gain on litigation settlement. The Company recorded a $25.5 million nonrecurring charge during fiscal year 1995 on a claim of trade-secret misappropriation brought by Vermont Microsystems, Inc. ("VMI"). As of the end of the first quarter of fiscal year 1999, the total amount accrued related to the initial judgment plus accrued interest was approximately $29.3 million. The Company appealed this decision, and in May 1998, final judgment was entered in the VMI litigation and a corresponding final payment of approximately $8.4 million was made to VMI. During the quarter ended July 31, 1998, the Company recognized $18.2 million and $2.7 million to operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals.

Interest and other income. Interest and other income for the six months ended July 31, 1998 was $8.6 million as compared to $4.8 million for the same period in the prior fiscal year. The increase is largely due to the interest portion of the VMI settlement (see Note 3 to the condensed consolidated financial statements) and the net gain on the disposition of one of the Company's business units.

Provision for income taxes. The Company's effective income tax rate, excluding the one-time charge for acquired in-process research and development, was 34.0 percent for the first half of fiscal year 1999 as compared to 36.0 percent for the same period in the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate. The $1.6 million benefit from the $29 million charge for in-process research and development associated with the acquisition of certain assets from Genius is less than the U.S. statutory rate as a portion of it will not be deductible for U.S. tax purposes. Additionally, a valuation allowance has been established for a portion of the deferred tax asset which is deductible for U.S. tax purposes over an extended period of time.

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

Fluctuations in quarterly operating results. From time to time, the Company experiences fluctuations in its quarterly operations as a result of periodic release cycles, competitive factors and general economic conditions among other things. In addition, the Company has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, the Company's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period while the Asia Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

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

International operations. The Company anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where Autodesk does business. During the first six months of fiscal year 1999, changes in exchange rates from the same period of the prior fiscal year adversely impacted revenues, principally due to changes in the rate of exchange between the U.S. dollar and the Japanese yen and the Australian dollar.

The Company's international results have been impacted by recent unfavorable economic and political conditions in the Asian markets as described above under "Results of Operations - Net Revenues." There can be no assurance that the economic crisis and currency issues currently being experienced in these markets will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and consolidated results of operations.

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

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. Although product returns, comparing the second quarter of fiscal 1999 to the same period in the prior year, decreased as a percentage of consolidated revenues, management anticipates that product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

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

Intellectual property. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. Despite such efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy aspects of the Company's software products or to obtain and use information that Autodesk regards as proprietary. Policing unauthorized use of the Company's software products is time-consuming and costly. Although the Company is unable to fully measure the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology.

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

As further described in Note 2 to the condensed consolidated financial statements, on May 4, 1998, the Company acquired certain assets related to the mechanical applications business of Genius for approximately $69 million in cash, which includes fees and expenses. As discussed in Note 9, on August 20, 1998, the Company announced a definitive agreement to acquire Discreet by the issuance of 0.525 shares of Autodesk's common stock in exchange for each outstanding share of Discreet. There can be no assurance that the anticipated benefits of the Genius asset purchase, the Discreet acquisition, and any future mergers, acquisitions, or asset purchases will be realized.

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

In addition to correcting the business and operating systems used by the Company in the ordinary course of business as described above, the Company has also reviewed all products it produces internally for sale to third parties to determine compliance of its products. Currently sold products either have been found to be compliant or are currently being tested for compliance. However, many Autodesk products run on application systems produced and sold by third-party vendors. There can be no assurance that these application systems will be converted in a timely manner, and any failure in this regard may cause

Autodesk products not to function as designed. Any future costs associated with ensuring that the Company's products are compliant with the year 2000 are not expected to have a material impact on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury notes, totaled $293.4 million at July 31, 1998, compared to $301.3 million at January 31, 1998. The $7.9 million decrease in cash, cash equivalents, and marketable securities was due primarily to the acquisition of certain assets from Genius ($69.3 million), payments to retire common stock ($48.9 million), and purchases of fixed assets ($9.9 million). This decrease was partially offset by cash generated from operations ($57.7 million) and proceeds from the issuance of common stock ($66.2 million).

The Company has an unsecured $40 million bank line of credit, of which $20 million is guaranteed, that may be used from time to time to facilitate short-term cash flow. At July 31, 1998, there were no borrowings outstanding under this credit agreement, which expires in January 1999.

The Company's principal commitments at July 31, 1998 consisted of obligations under operating leases for facilities.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products including the incremental product offerings resulting from the acquisition of Genius and enhancement of existing products; financing anticipated growth; dividend payments; repurchases of the Company's common stock; and the acquisition of businesses, software products, or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

In May 1998, final judgment was entered in the Vermont Microsystems, Inc. ("VMI") trade secret litigation in the amount of $7.8 million plus accrued interest. Final payment of approximately $8.4 million was made to VMI and charged against a previously recorded litigation accrual. During the quarter ended July 31, 1998, the Company credited $18.2 million and $2.7 million to operating income and interest income, respectively, to record the gain on the litigation settlement and remaining unutilized interest accruals.

The Company is a party to various legal proceedings arising from the normal course of business activities. While the outcome of these matters cannot be predicted with certainty, in management's opinion, resolution of these matters is not expected to have a material adverse impact on the Company's consolidated results of operations or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company's future results of operations or cash flows in a particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 25, 1998, the following individuals were elected to the Board of Directors:


                                                             Votes For               Votes Withheld
                                                             ---------               --------------

          Carol A. Bartz                                     40,902,335                 361,363
          Mark A. Bertelsen                                  40,835,399                 428,299
          Crawford W. Beveridge                              41,013,658                 250,040
          J. Hallam Dawson                                   41,013,084                 250,614
          Paul S. Otellini                                   40,772,390                 491,308
          Mary Alice Taylor                                  41,013,497                 250,201
          Morton Topfer                                      41,014,029                 249,669

The following proposal was approved at the Company's Annual Meeting:


                                                    Affirmative           Negative               Votes
                                                       Votes                Votes              Withheld
                                                -------------------  -------------------  -------------------
1.  Ratify the appointment of Ernst & Young         41,207,619              33,120               22,959
    LLP as independent auditors for the fiscal
    year ending January 31, 1999.



ITEM 5.  OTHER INFORMATION

The Securities and Exchange Commission has recently amended Rule 14a-4( c )(1) promulgated under the Securities Exchange Act of 1934, as amended. As amended, Rule 14a-4( c )(1) provides that a proxy may confer discretionary authority to vote on a matter for an annual meeting of stockholders if the proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement. The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on May 22, 1998.
Accordingly, if a proponent does not notify the Company on or before April 7, 1999 of a proposal for the 1999 Annual Meeting of Stockholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------

         27.0     Financial Data Schedule for the period ended July 31, 1998

         Reports on Form 8-K
         -------------------

         On May 15, 1998 the Company filed a report on Form 8-K describing the May 4, 1998 purchase of certain assets by the Company from Genius. (See
         Note 2 for further discussion).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  September 14, 1998

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