Form 10-Q
period 1998-10-31
AUTODESK INC
filed 1998-12-15
CIK 769397

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)

     X   Quarterly report pursuant to Section 13 or 15(d) of the
    ---  Securities Exchange Act of 1934

FOR THE PERIOD ENDED OCTOBER 31, 1998

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

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

As of December 9, 1998, there were 46,897,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 AUTODESK, INC.

                                     INDEX

                 PART I.  FINANCIAL INFORMATION                     Page No.
                                                                    --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Condensed Consolidated Statement of Operations
         Three and nine months ended October 31, 1998 and 1997...   3

         Condensed Consolidated Balance Sheet
         October 31, 1998 and January 31, 1998...................   4

         Condensed Consolidated Statement of Cash Flows
         Nine months ended October 31, 1998 and 1997.............   6

         Notes to Condensed Consolidated Financial Statements....   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................   12

                          PART II.  OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS...................................   23

ITEM 5.      OTHER INFORMATION...................................   23

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................   23

             SIGNATURES..........................................   24

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                               OCTOBER 31,            OCTOBER 31,
                                           -------------------   --------------------
                                             1998       1997       1998        1997
                                           --------   --------   ---------   --------
Net Revenues                               $177,178   $162,195   $551,022    $435,275

Costs and expenses:
  Cost of revenues                           18,146     17,512     56,129      52,278
   Marketing and sales                       63,910     60,215    194,608     171,571
   Research and development                  37,259     33,050    107,769      91,085
   General and administrative                28,840     21,292     84,306      60,455
   Nonrecurring charges                           -          -     37,692      58,087
   Litigation accrual reversal                    -          -    (18,200)          -
                                           --------   --------   --------    --------
                                            148,155    132,069    462,304     433,476
                                           --------   --------   --------    --------
Income from operations                       29,023     30,126     88,718       1,799
 Interest and other income, net               2,340      2,617     10,986       7,391
                                           --------   --------   --------    --------
Income before income taxes                   31,363     32,743     99,704       9,190
 Provision for income taxes                  10,663     11,787     42,251      23,144
                                           --------   --------   --------    --------
Net income (loss)                          $ 20,700   $ 20,956   $ 57,453    $(13,954)
                                           ========   ========   ========    ========
Basic net income (loss) per share             $0.45      $0.44      $1.24      $(0.30)
                                           ========   ========   ========    ========
Diluted net income (loss) per share           $0.44      $0.41      $1.18      $(0.30)
                                           ========   ========   ========    ========
Shares used in computing
  basic net income (loss) per share          46,510     47,160     46,510      47,050
                                           ========   ========   ========    ========
Shares used in computing
  diluted net income (loss) per share        47,360     51,480     48,760      47,050
                                           ========   ========   ========    ========



                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)

                                                                                     October 31, 1998    January 31, 1998
                                                                                     ----------------   ----------------
                                                                                        (Unaudited)        (Audited)
Current assets:
  Cash and cash equivalents                                                            $ 76,640            $ 96,089
  Marketable securities                                                                 261,032             100,399
  Accounts receivable, net                                                               89,603              60,856
  Inventories                                                                             6,667               7,351
  Deferred income taxes                                                                  25,296              27,577
  Prepaid expenses and other current assets                                              19,842              15,430
                                                                                       --------            --------
    Total current assets                                                                479,080             307,702
                                                                                       --------            --------
Marketable securities, including a restricted
  balance of $18,000 at January 31, 1998                                                      -             104,831

Computer equipment, furniture, and leasehold improvements, at cost:
  Computer equipment and furniture                                                      125,344             117,434
  Leasehold improvements                                                                 22,647              20,505
  Less accumulated depreciation                                                        (108,831)            (98,800)
                                                                                       --------            --------
   Net computer equipment, furniture, and leasehold improvements                         39,160              39,139
Purchased technologies and capitalized software, net                                     33,949              31,553
Goodwill, net                                                                            35,054              16,995
Deferred income taxes                                                                    14,786              13,782
Other assets                                                                             22,656              19,681
                                                                                       --------            --------
                                                                                        624,685            $533,683
                                                                                       ========            ========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                 October 31, 1998    January 31, 1998
                                                -----------------   -----------------
                                                   (Unaudited)          (Audited)
Current liabilities:
  Accounts payable                                $ 29,660            $ 26,417
  Accrued compensation                              37,940              34,962
  Accrued income taxes                              92,685              76,465
  Deferred revenues                                 16,735              18,934
  Other accrued liabilities                         50,507              42,709
                                                  --------            --------
    Total current liabilities                      227,527             199,487
                                                  --------            --------

Deferred income taxes                                  499                 481
Litigation accrual                                       -              29,328
Other liabilities                                    2,120               1,255

Stockholders' equity:

  Common stock                                     345,735             299,315
  Retained earnings                                 49,406              20,472
  Foreign currency translation adjustment             (602)            (16,655)
                                                  --------            --------
    Total stockholders' equity                     394,539             303,132
                                                  --------            --------
                                                  $624,685            $533,683
                                                  ========            ========

                       See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                       OCTOBER 31,
                                                                                             ---------------------------
                                                                                                1998              1997
                                                                                             ---------         ---------
OPERATING ACTIVITIES
 NET INCOME (LOSS)                                                                           $  57,453         $ (13,954)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Charge for acquired in-process research and development                                      28,806            58,087
   Depreciation and amortization                                                                33,196            31,540
   Litigation accrual reversal                                                                 (20,900)                -
   Net gain on disposition of business unit                                                     (1,307)                -
   Write-off of purchased technology                                                             2,233                 -
   Changes in operating assets and liabilities                                                 (11,674)           26,344
                                                                                             ---------         ---------
Net cash provided by operating activities                                                       87,807           102,017
                                                                                             ---------         ---------
Investing activities
 Net purchases of marketable securities                                                        (55,802)          (45,580)
 Business combinations, net of cash acquired                                                   (69,279)           (5,766)
 Net purchases of computer equipment, furniture, and leasehold improvements                    (11,369)          (10,520)
 Proceeds from disposition of business unit                                                      5,137                 -
 Purchases of software technologies, capitalization of software costs, and other                (7,632)          (11,302)
                                                                                             ---------         ---------
Net cash used in investing activities                                                         (138,945)          (73,168)
                                                                                             ---------         ---------
Financing activities
 Proceeds from issuance of common stock                                                         74,677            74,327
 Repurchase of common stock                                                                    (48,866)         (116,132)
 Dividends paid                                                                                 (8,394)           (8,557)
                                                                                             ---------         ---------
Net cash provided by (used in) financing activities                                             17,417           (50,362)
                                                                                             ---------         ---------
Effect of exchange rate changes on cash                                                         14,272              (277)
                                                                                             ---------         ---------
Net decrease in cash and cash equivalents                                                      (19,449)          (21,790)
Cash and cash equivalents at beginning of year                                                  96,089            64,814
                                                                                             ---------         ---------
Cash and cash equivalents at end of quarter                                                  $  76,640         $  43,024
                                                                                             =========         =========
Supplemental cash flow information:
Cash paid during the period for income taxes                                                 $   6,642         $   5,071
                                                                                             =========         =========
Supplemental noncash information:
  Common stock received in relation to the
  equity collar (see Note 5)                                                                 $   4,265         $       -
                                                                                             =========         =========
  Common stock issued in connection with the
  acquisition of Softdesk, Inc.                                                              $       -         $  92,021
                                                                                             =========         =========

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

The condensed consolidated financial statements at October 31, 1998 and for the three- and nine- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at October 31, 1998 should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

2. Nonrecurring Charges
   --------------------

Acquisition

On May 4, 1998, the Company entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company to purchase various mechanical computer-aided-design ("CAD") software applications and technologies (the "acquisition"). In consideration for this acquisition, the Company paid Genius approximately $69 million in cash. The acquisition has been accounted for using the purchase method of accounting with the purchase price being allocated as follows:

  (In thousands)
  Inventory                                                                                            $   200
  Net fixed assets                                                                                         200
  Purchased in-process research and development charged to operations in the quarter ended
    July 31, 1998                                                                                       29,000
  Purchased technology and other intangible assets                                                      14,500
  Goodwill                                                                                              25,400
  Liabilities assumed                                                                                     (400)
                                                                                                       -------
     Total purchase consideration                                                                      $68,900
                                                                                                       =======

Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, ranging from three to seven years. The operating results of Genius, which have not been material in relation to those of the Company, have been included in Autodesk's consolidated financial statements from the acquisition date.

In-Process Research and Development

Management estimates that $29 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the second quarter of the current fiscal year following consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraiser, was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

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

Other nonrecurring charges

During the second quarter of fiscal year 1999, Autodesk recorded charges of approximately $8.9 million relating primarily to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reductions in Asia Pacific in response to current economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million).

Prior year transactions

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

3. Litigation accrual reversal
   ---------------------------

In December 1994, a $25.5 million judgment was entered into against the Company on a claim of trade-secret misappropriation brought by Vermont Microsystems, Inc ("VMI"). The initial judgment and related expenses were accrued in fiscal year 1995, as well as interest expense in subsequent periods in accordance with this judgment. The Company appealed this decision, and in May 1998, final judgment was entered in the VMI litigation in the amount of $7.8 million plus accrued interest. Following entry of judgment, the Company made a final payment of approximately $8.4 million, including interest, to VMI. During the second quarter of fiscal year 1999, the Company recognized $18.2 million and $2.7 million as operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective as of the beginning of the Company's fiscal year 2001. Autodesk is currently evaluating the impact of SFAS 133 on its financial statements and related disclosures.

5. Common Stock Repurchase Programs
   --------------------------------

The Company sold put warrants to an independent third party in December 1997 that entitled the holder of the warrants to sell 1.5 million shares of common stock to the Company at $38.12 per share. Additionally, the Company purchased call options from the same independent third party that entitled the Company to buy 1 million shares at $39.88 per share. The premiums received with respect to the equity options totaled $4.5 million and equaled the premiums paid. Consequently, there was no exchange of cash. At any given date, the amounts potentially subject to market risk were generally limited to the amount by which the per share price of the put warrants exceeds the market value of the Company's common stock. The put warrants permitted a net share settlement at the Company's option. In March 1998, the Company exercised the call option, electing the net share settlement option and retired approximately 97,000 shares of its common stock. The put warrants expired unexercised. In connection with the proposed acquisition of Discreet Logic Inc. (see Note 9 to the condensed consolidated financial statements), the Company's Board of Directors has rescinded and terminated all stock repurchase programs.

6. Net Income Per Share
   --------------------

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                     Three months ended  Nine months ended
                                        October 31,          October 31,
                                    -------------------  ------------------
                                       1998      1997       1998     1997
                                       ----      ----       ----     ----
(In thousands)
Numerator:
 Numerator for basic
  and diluted per share
  amounts--net income (loss)        $  20,700  $ 20,956  $ 57,453  $(13,954)
                                    =========  ========  ========  ========

Denominator:
 Denominator for basic
  net income (loss) per share--
  weighted average shares              46,510    47,160    46,510    47,050
 Effect of dilutive common
  stock options                           850     4,320     2,250         -
                                    ---------  --------  --------  --------
Denominator for
  dilutive net income (loss)
  per share                            47,360    51,480    48,760    47,050
                                    =========  ========  ========  ========

7. Comprehensive Income
   --------------------

Effective February 1, 1998, Autodesk adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Autodesk's total comprehensive income was as follows:

                                          Three months ended      Nine months ended
                                             October 31,             October 31,
                                         --------------------   ---------------------
                                           1998       1997        1998        1997
                                         --------   ---------   --------   ----------
(In thousands)
 Net income (loss)                        $20,700    $20,956     $57,453    $(13,954)
 Other comprehensive income (loss)         18,454     (1,259)     16,336       1,738
                                          -------    -------     -------    --------
  Total comprehensive income (loss)       $39,154    $19,697     $73,789    $(12,216)
                                          =======    =======     =======    ========

8. Restructuring Charges
   ---------------------

During the second quarter of fiscal year 1999, the Company's management approved restructuring plans, which include initiatives to address current economic conditions in the Asia Pacific region, consolidate duplicative facilities and reduce overhead. These plans resulted in a charge of $5.4 million, which includes $2.3 million for the cost of involuntary employee separation benefits relating to approximately 87 employees. Employee separation benefits include severance, medical and other benefits. Employee separation will affect certain engineers and sales and marketing employees. The remaining charge of $3.1 million relates to other exit costs, namely the write-off of purchased technologies, lease termination buyout costs, the disposal of fixed assets in these regions, and professional fees. As of October 31, 1998, the number of employee separations due to restructuring actions was 74 and actual employee termination benefit payments of approximately $1.5 million have been made.

9. Business Combinations
   ---------------------

On August 20, 1998, the Company announced a definitive agreement to acquire Discreet Logic Inc. ("Discreet"), a company that develops, assembles, markets and supports non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, and HDTV. On September 23, 1998 and November 18, 1998, respectively, the Company, Discreet, and certain affiliates of the Company amended and restated the acquisition agreement. Under the terms of the amended agreement, the Company will exchange 0.48 shares of its common stock, or 0.48 exchangeable shares (which can be exchanged, at the holder's election, for one share of the Company's common stock), for each outstanding share of Discreet, which reduces the original exchange ratio of
0.525 shares. Based on the number of Discreet Common Shares outstanding and the number of Discreet Common Shares issuable upon exercise of outstanding Discreet Share Options as of October 31, 1998, the transaction is expected to result in the issuance of approximately 14.4 million shares of Autodesk common stock. The transaction, which will be accounted for using the pooling of interests method, is expected to be completed during the Company's fourth fiscal quarter, subject to certain regulatory approvals and the approval of Discreet and Autodesk shareholders.

In September and October 1998, Discreet notified the Company that it and certain of its directors had been named as defendants in two purported class action lawsuits filed in California Superior Court for the County of Marin on behalf of owners of Discreet's common stock. The complaints allege that the defendants breached their fiduciary duties in connection with the previously announced acquisition transaction with the Company. Discreet believes the claims asserted in the complaints are without merit and intends to vigorously contest them. The Company does not expect the lawsuits to affect consummation of the transaction with Discreet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR AUTODESK'S PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND AUTODESK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 17, AS WELL AS FACTORS SET FORTH IN AUTODESK'S ANNUAL REPORT ON FORM 10-K.


RESULTS OF OPERATIONS

Three Months Ended October 31, 1998 and 1997
--------------------------------------------

Net revenues. The Company's third quarter net revenues of $177.2 million increased 9 percent from the third quarter of the prior fiscal year. The Company achieved significant net revenue growth in the Americas and Europe when compared to the same period in the prior fiscal year, while net revenues decreased in Asia Pacific. The Company recorded net revenues in the Americas of $86.1 million, a 10 percent increase from the same period in the prior fiscal year, and net revenues in Europe of $66.5 million, an increase of 27 percent. This net revenue growth was the result of strong demand for products offered by the Company's Design Solutions and Personal Solutions operating segments, including software products such as AutoCAD Mechanical Desktop 3.0, AutoCAD LT98, Architectural Desktop, and incremental software revenues associated with the May 1998 acquisition of Genius (see Note 2 to the condensed consolidated financial statements). Sales of AutoCAD and AutoCAD upgrades accounted for approximately 59 percent and 72 percent of the Company's consolidated net revenues in the third quarter of fiscal years 1999 and 1998, respectively. The value of the US dollar, relative to certain international currencies, had an insignificant impact on net revenues in the third quarter of the current fiscal year compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 58 percent of the Company's revenues in the third quarter of fiscal year 1999 as compared to 52 percent in the same period of the prior fiscal year.

The Company experienced a decline in Asia Pacific net revenues during the third quarter of fiscal year 1999 compared to the corresponding period of the prior year due to weak economic conditions in the region. The Company expects that these adverse conditions in Asia Pacific will continue in the short term, and that they may continue to adversely affect the Company's revenue and earnings.

The Company derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products which are interoperable with AutoCAD, and expects this trend to continue. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations. Additionally, slowdowns in any of the Company's geographical markets could also have a material adverse impact on the Company's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 4 percent and 6 percent of consolidated revenues in the third quarter of fiscal years 1999 and 1998, respectively. The decrease in product returns as a percentage of revenues is primarily due to the Company's continued focus on channel inventory management, sell through sales activities and programs, and the absence of performance or quality issues with the Company's software products. Although product returns decreased as a percentage of consolidated revenues, comparing the third quarter of fiscal year 1999 to the same period in the prior year, management anticipates that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased from 11 percent of net revenues in the third quarter of fiscal year 1998 to 10 percent of net revenues in the corresponding period of the current fiscal year. This reduction is largely due to efficiencies in production and distribution and to a reduction in royalties paid by the Company as a result of the Company's having acquired the rights to certain multimedia products during the latter part of the third quarter of fiscal year 1998. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 36 percent and 37 percent of net revenues in the third quarter of fiscal years 1999 and 1998, respectively. Actual spending increased 6 percent primarily as a result of higher employee costs. The Company expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote Autodesk's competitive position. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 21 percent and 20 percent of net revenues in the third quarter of fiscal years 1999 and 1998, respectively. Actual research and development spending increased by 13 percent from the same period in the prior fiscal year due to the addition of software engineers, incremental costs associated with the acquisition of Genius (see Note 2), and costs associated with the development of new and enhanced products, including the next release of AutoCAD. The Company anticipates that research and development expenses will increase in future periods as a result of product development efforts by the Company's market groups and incremental personnel costs. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 16 percent of net revenues in the third quarter of fiscal year 1999 as compared to 13 percent of net revenues in the third quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 35 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses (a $3 million increase), amortization of intangibles recorded in connection with the acquisition of Genius (see Note 2 of the condensed consolidated financial statements) ($1.1 million), costs related to the Company's Year 2000 compliance program ($1 million), and costs associated with the ongoing nonpublic Federal Trade Commission investigation of Autodesk's business practices ($0.4 million). The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems and making any additional corrections to the Company's infrastructure in connection with its Year 2000 compliance program.

Interest and other income. Interest and other income remained relatively constant between the third quarter of fiscal year 1998 and the corresponding period of the current fiscal year. Interest and other income was $2.3 million in the third quarter of fiscal year 1999 compared to $2.6 million in the corresponding period of the prior fiscal year.

Provision for income taxes. The Company's effective income tax rate was 34 percent in the third quarter of fiscal year 1999 compared to 36 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate.

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

RESULTS OF OPERATIONS

Nine Months Ended October 31, 1998 and 1997
-------------------------------------------

Net revenues. Autodesk's net revenues for the nine months ended October 31, 1998 were $551.0 million, which represented a 27 percent increase from the same period of the prior fiscal year. The increase resulted primarily from higher sales of vertical products offered by the Company's Design Solutions and Personal Solutions operating segments.

Cost of revenues. Cost of revenues as a percentage of net revenues for the nine months ended October 31, 1998 was 10 percent, compared to 12 percent in the same period in the prior fiscal year. This reduction is largely due to efficiencies in production and distribution activities and lower royalties paid by the Company as a result of the Company's having acquired the rights to certain multimedia products during the third quarter of fiscal year 1998. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. As a percentage of net revenues, marketing and sales expenses decreased to 35 percent of net revenues in the third quarter of fiscal year 1999 from 39 percent in the nine months ended October 31, 1998. Actual spending for this period increased 13 percent as a result of higher employee costs and increased marketing costs associated with new and enhanced product offerings.

Research and development. Research and development expenses as a percentage of net revenues for the nine months ended October 31, 1998 decreased to 20 percent from 21 percent for the same period in the prior fiscal year. Actual research and development spending (including capitalized software costs of $2.2 million recorded during the first half of fiscal year 1998) increased 16 percent as compared to the same period in the prior fiscal year. The absolute dollar increase is due primarily to the addition of software engineers, expenses associated with the development and translation of new products, and incremental research and development personnel expenses associated with the acquisition of Genius during May, 1998.

General and administrative. General and administrative expenses were 15 percent of net revenues for the nine months ended October 31, 1998, and 14 percent of net revenues in the same period of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 40 percent for the nine months ended October 31, 1998 from the same period of the prior fiscal year, primarily because of increased employee-related expenses ($8 million increase), amortization of intangibles recorded in connection with the acquisition of Genius and the Softdesk merger ($3 million increase), other depreciation and amortization expenses ($2 million increase), costs incurred to ensure that the Company's infrastructure is year 2000 compliant ($3 million), and costs incurred in the ongoing nonpublic FTC investigation ($1.1 million).

Nonrecurring charges--Genius acquisition. On May 4, 1998, Autodesk entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company to purchase various mechanical computer-aided-design ("CAD") software applications and technologies (the "acquisition"). In consideration for this acquisition, Autodesk paid Genius approximately $69 million in cash. The acquisition has been accounted for using the purchase method of accounting.

In connection with the acquisition, the Company recorded a charge for in-process research and development of $29 million, all of which was recorded during the six months ended July 31, 1998. The value was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales.
The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Genius which represent the process and expertise employed to develop mechanical design application software designed to work in conjunction with Autodesk's mechanical CAD products. The Genius technology and product families identified include Genius Desktop, Genius AutoCAD, and Genius AutoCAD LT.

Revenues and related expenses for the in-process technology were estimated from the acquisition date through the end of Autodesk's fiscal year 2004. Management's analysis considered anticipated product release dates for Autodesk's mechanical CAD products, as well as release dates for the various acquired Genius products and technologies which are interoperable with Autodesk's mechanical CAD products. The overall technology life was estimated to be approximately three years for the Genius Desktop products, and approximately six years for all other Genius products and technologies purchased by Autodesk. Management's aggregate projections reflect moderate revenue growth. The growth rates contained in the first five years of the projections are greater than those historically experienced by Autodesk and result in large part from the expansion of the Genius products into Autodesk's existing worldwide sales channels, particularly in North America and Asia Pacific, which historically have not contributed significant revenues to Genius. Revenue growth rates thereafter are assumed to be approximately 20 percent.
Management's revenue growth rates for the projection period also considered the anticipated growth expected in the overall mechanical CAD market.

The cost to complete the in-process technology was also based on management's estimates, which considered the number of man-months required to reach technological feasibility for each of the Genius projects classified as "in-process," the type of professional and engineering staff involved in the completion process and their fully burdened monthly salaries. Management estimated the direct costs to achieve technological feasibility to be approximately $2.5 million, covering a period of time extending into the first half of the Company's fiscal year 2000. Beyond this period, management estimates significantly less expense in supporting and maintaining active products identified at the acquisition date to be in-process technology. Management's projections for related operating expenses (expressed as a percentage of revenues), are considerably less than that historically experienced by Autodesk. The estimates used in management's projections considered the cost structure of Genius and the ability to leverage much of the Company's existing worldwide infrastructure to support the nondevelopment operations of Genius which resulted in projected operating margins in excess of 60 percent. The effective tax rate utilized in the analysis of in-process technology was 34 percent, which reflects Autodesk's current combined federal and state statutory tax rate, exclusive of nonrecurring charges.

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

To date, revenues and operating expenses attributable to in-process technology associated with the Genius acquisition are consistent with management's projections. Based upon factors currently known, management believes the revenues and operating expense associated with these in-process technologies will favorably impact Autodesk's consolidated results of operations and financial position. If the in-process projects contemplated in management's forecast are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired from Genius may become impaired.

Revenues for developed technology were estimated by management for the remainder of fiscal year 1999 through fiscal year 2004. Management's estimates reflect a gradual decline in revenues from developed technologies after considering historical product life cycles and anticipated product release dates. While revenues derived from both developed and in-process technologies are estimated to decline over the next several fiscal years, overall revenues attributable to the Genius products and technologies are anticipated to grow in absolute dollars and as a percentage of aggregate revenue to reflect the growth of future (yet-to-be-developed) technologies. Operating expenses, including general and administrative, marketing and sales, were based on anticipated costs after the Genius operations were merged into the Company's operating structure. Because Autodesk and Genius share the same marketing and distribution channel, operating expenses related to the developed technology were estimated to be lower than the historical operating expense structure of the Company.

Management discounted the net cash flows for developed technology to its present value using a discount rate of 15 percent which reflects Autodesk's current WACC.

If the projects contemplated in management's forecast are not successfully developed, future revenue and profitability of Autodesk may be adversely affected. Additionally, the value of other intangible assets acquired from Genius may become impaired.

Nonrecurring charges--Other. During the second fiscal quarter, Autodesk recorded charges of approximately $8.9 million relating primarily to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reduction in Asia Pacific in response to current economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million). These charges reduced income after tax by approximately $5.9 million ($0.12 per share on a diluted basis). The restructurings noted above are expected to be completed by the end of Autodesk's fiscal year ending January 31, 1999. See Note 8 to the condensed consolidated financial statements for further explanation.

Nonrecurring charges--prior year transactions

On March 31, 1997, the Company exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk, Inc. Based on the value of Autodesk stock and options exchanged, the transaction, including transaction costs, was valued at approximately $94 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $55.1 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from 3D/Eye during the first quarter of fiscal year 1998 also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $55.1 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998. These charges reduced net income for the period by approximately $57 million ($1.26 per share on a diluted basis) and reflect the fact the one-time charge for acquired in-process research and development recorded in connection with the Softdesk transaction was not deductible for income tax purposes.

Litigation accrual reversal. The Company recorded a $25.5 million nonrecurring charge during fiscal year 1995 on a claim of trade-secret misappropriation brought by Vermont Microsystems, Inc. ("VMI"). As of the end of the first quarter of fiscal year 1999, the total amount accrued related to the initial judgment plus accrued interest was approximately $29.3 million. The Company appealed this decision, and in May 1998, final judgment was entered in the VMI litigation and a corresponding final payment of approximately $8.4 million was made to VMI. During the second quarter of fiscal year 1999, the Company recognized $18.2 million and $2.7 million to operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals.

Interest and other income. Interest and other income for the nine months ended October 31, 1998 was $11.0 million as compared to $7.4 million for the same period in the prior fiscal year. The increase is largely due to the interest portion of the VMI settlement (see Note 3 to the condensed consolidated financial statements) and the net gain on the disposition of one of the Company's business units.


Provision for income taxes. The Company's effective income tax rate, excluding the impact of nonrecurring charges, was 34 percent for the first nine months of fiscal year 1999 as compared to 36 percent for the same period in the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate. The $1.6 million benefit from the $29 million charge in the second quarter of fiscal year 1999 for in-process research and development associated with the acquisition of Genius is less than the U.S. statutory rate as a portion of it will not be deductible for U.S. tax purposes. Additionally, a valuation allowance has been established for a portion of the deferred tax asset which is deductible for U.S. tax purposes over an extended period of time.

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

Competition. The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share, any of which could adversely affect Autodesk's business, consolidated results of operations, and financial condition. The design software market in particular is characterized by vigorous competition in each of the vertical markets in which the Company competes, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies.

The AEC family of products competes directly with software offered by companies such as Bentley Systems, Inc. ("Bentley"); Computervision Corporation (a subsidiary of Parametric Technologies, Inc.) ("Computervision"); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; EaglePoint Software; International Microcomputer Software, Inc. ("IMSI"); Intergraph Corporation; Ketiv Technologies; Nemetschek Systems, Inc. and Visio Corporation ("Visio"). Autodesk's MCAD products compete with products offered by Bentley Visionary Design Systems; Hewlett-Packard Corporation; Parametric Technologies, Inc.; Structural Dynamics Research Corporation; Unigraphics; Computervision; Dassault Systemes ("Dassault"); Solidworks Corporation (a subsidiary of Dassault); and Baystate Technologies, Inc. Audodesk's GIS Market Group faces competition from Bentley; Intergraph; MapInfo Corporation; Earth Sciences Research Institute ("ESRI"); and MCI Systemhouse. Kinetix product offerings compete with products offered by other multimedia companies such as Adobe Systems Inc.; Macromedia, Inc.; and Silicon Graphics, Inc. The Personal Solutions Group family of products compete with IMSI; The Learning Company; Visio; Micrografx Inc.; and others. Certain of the competitors of Autodesk have greater financial, technical, sales and marketing, and other resources than Autodesk.

Autodesk believes that the principal factors affecting competition in its markets are product reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training. In addition, the availability of third-party application software is a competitive factor within the CAD market. Autodesk believes that it competes favorably in these areas and that its competitive position will depend, in part, upon its continued ability to enhance existing products, and to develop and market new products.

In April 1998, the Company received notice that the Federal Trade Commission ("FTC") has undertaken a nonpublic investigation to determine whether Autodesk or others have engaged in or are engaging in unfair methods of competition. The FTC has not made any claims or allegations regarding the Company's current business practices or policies, nor have any charges been filed. Autodesk intends to cooperate fully with the FTC in its inquiry. The Company does not believe that the investigation will have a material adverse impact on its business or consolidated results of operations.

Fluctuations in quarterly operating results. Autodesk has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. The Company's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period while the Asia Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

The technology industry is particularly susceptible to fluctuations in operating results within a quarter. While Autodesk experienced more linear operating results within the current quarter compared to prior years, historically the majority of its orders within a fiscal quarter have frequently been concentrated within the last weeks or days of that quarter. These fluctuations are caused by a number of factors, including the relatively long sales cycle of some of Autodesk's products, the timing of the introduction of new products by Autodesk or its competitors, and other economic factors experienced by the Company's customers and the geographic regions in which Autodesk does business. Additionally, Autodesk's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on the Company's consolidated results of operations and financial condition.

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

The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training. Delays or difficulties may result in the delay or cancellation of planned development projects, and could have a material and adverse effect on Autodesk's business and consolidated results of operations. Further, increased competition in the market for design, mapping, or multimedia software products could also have a negative impact on the Company's business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products, which historically have had lower margins, grow at a faster rate than the Company's higher-margin products.

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

Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of the Company's design software. There can be no assurance that certain developers will not elect to support other products or otherwise experience disruption in product development and delivery cycles. Such disruption in particular markets could negatively impact these third-party developers and end users, which could have a material adverse effect on Autodesk's business and consolidated results of operations. Further, increased merger and acquisition activity currently experienced in the technology industry could affect relationships with other third-party developers, and thus adversely affect operating results.

International operations. The Company anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where Autodesk does business. During the first nine months of fiscal year 1999, changes in exchange rates from the same period of the prior fiscal year positively impacted revenues, principally due to changes in the rate of exchange between the U.S. dollar and the German mark and the British pound. The Company's risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of underlying assets, liabilities, and other obligations which exist as a part of its ongoing business operations. Autodesk does not enter into derivative contracts for the purpose of trading or speculative transactions. The Company's international results may also be impacted by general economic and political conditions in these foreign markets. The Company's international results have been impacted by recent unfavorable economic and political conditions in the Asian markets as described above under "Results of Operations - Net Revenues." There can be no assurance that the economic crisis and currency issues currently being experienced in these markets will not have a material adverse effect on the Company's future international operations and consequently, on the Company's business and consolidated results of operations.

Dependence on distribution channels. The Company sells its software products primarily to distributors and resellers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although the Company has not to date experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. The loss of or a significant reduction in business with any one of the Company's major international distributors or large U.S. resellers could have a material adverse effect on the Company's business and consolidated results of operations in future periods. Autodesk's largest international distributor is Computer 2000 AG in Germany. Autodesk's largest resellers and distributors in the United States are Ingram, Avatech and DLT.

Product returns. With the exception of certain European distributors, agreements with the Company's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. Although product returns, comparing the third quarter of fiscal 1999 to the same period in the prior year, decreased as a percentage of consolidated revenues, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

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

Intellectual property. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. Despite such efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy aspects of the Company's software products or to obtain and use information that Autodesk regards as proprietary. Policing unauthorized use of the Company's software products is time-consuming and costly. Although the Company is unable to fully measure the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in its industry segments grows and the functionality of products in different industry segments overlap. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not have a material adverse effect on its business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which could have a material adverse effect on the Company's business and consolidated results of operations.

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

As further described in Note 2 to the condensed consolidated financial statements, on May 4, 1998, the Company acquired the mechanical applications business of Genius for approximately $69 million in cash, which includes fees and expenses. As discussed in Note 9, on November 18, 1998, the Company announced an amended agreement to acquire Discreet by the issuance of 0.48 shares of Autodesk's common stock or 0.48 exchangeable shares (which can be exchanged, at the holder' election, for one share of the Company's common stock), in exchange for each outstanding share of Discreet. There can be no assurance that the anticipated benefits of the Genius acquisition, the Discreet acquisition, or any future acquisitions will be realized.

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

Impact of Year 2000. Some of the computer programs used by the Company in its internal operations rely on time-sensitive software that was written using two digits rather than four to identify the applicable year. These programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is currently in the remediation or fourth phase of a six-phase year 2000 compliance program related to information technology ("IT") systems and expects to complete this phase by the end of fiscal year 1999. The remaining two phases are expected to be virtually complete by the end of the Company's fiscal year 1999 with minor testing and risk mitigation activities being performed through the end of calendar year 1999. As of October 31, 1998, the Company had spent approximately $4 million on the IT year 2000 project, of which approximately $300,000 had been capitalized. The Company expects to spend an additional $2 million to $3 million to complete this project. All expenditures
to date have been captured either in prior year or current year budgets.   The
Company believes that the key components of the IT year 2000 project have either been replaced or remediated. Further, the Company estimates that if any component of the current systems fail due to year 2000 related issues, the Company would be able to divert people and systems traffic, causing delays of between one to three days in service interruptions and processing Autodesk information. Autodesk has a contingency plan in place in order to prevent the loss of critical data which includes the back up of all critical data processing interactions and a disaster recovery plan. There can be no assurance, however, that there will not be a delay in the completion of these procedures or that the cost of such procedures will not exceed original estimates, either of which could have a material adverse effect on future results of operations.

In addition to correcting the business and operating systems used by the Company in the ordinary course of business as described above, the Company has also reviewed its non-IT systems to determine year 2000 compliance of these systems. The Company is in a monitoring program that continually checks the status of all non-IT systems and does not anticipate an adverse impact on service and business capabilities with regard to these non-IT systems. Expenditures related to these monitoring procedures have been minimal and are not expected to be significant in future periods.

The Company has also tested and continues to test all products it currently produces internally for sale to third parties to determine year 2000 compliance. As of October 31, 1998, the Company has spent approximately $300,000 on the first two phases of a three-phase-year 2000 compliance testing program related to its products and expects to spend an additional $1.2 to $1.7 million to complete this project. Currently-sold products either have been found to be compliant or are currently being tested for compliance. However, many Autodesk products run on operating systems or hardware produced and sold by third-party vendors. There can be no assurance that these operating systems or hardware will be converted in a timely manner, or at all, and any failure in this regard may cause Autodesk products not to function as designed. The Company will continue to evaluate each product in the currently supported inventory. Any future costs associated with ensuring that the Company's products are compliant with the year 2000 are not expected to have a material impact on the Company's results of operations or financial position. Furthermore, commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent the Company may be affected by it.

Single European Currency. The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period ending January 1, 2002. The Company will continue to modify the internal systems that will be affected by this conversion during fiscal year 2000, and does not expect the costs of further system modifications to be material. There can be assurance, however, that the Company will be able to complete such modifications to comply with Euro requirements, which would have a material adverse effect on the Company's operating results. The Company is currently evaluating the impact of the introduction of the Euro on its foreign exchange and hedging activities, functional currency designations, and pricing strategies in the new economic environment. In addition, the Company faces risks to the extent that banks and vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support the Company's operations with respect to Euro transactions. While the Company will continue to evaluate the impact of the Euro, management does not believe its introduction will have a material adverse effect upon the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury notes, totaled $337.7 million at October 31, 1998, compared to $301.3 million at January 31, 1998. The $36.4 million increase in cash, cash equivalents, and marketable securities was due primarily to cash generated from operations of $87.8 million and proceeds from the issuance of common stock ($74.7 million). This increase was partially offset by the acquisition of Genius ($69.3 million), payments to retire common stock ($48.9 million), and purchases of fixed assets ($11.4 million).

The Company sold put warrants to an independent third party in December 1997 that entitled the holder of the warrants to sell 1.5 million shares of common stock to the Company at $38.12 per share. Additionally, the Company purchased call options from the same independent third party that entitled the Company to buy 1 million shares at $39.88 per share. The premiums received with respect to the equity options totaled $4.5 million and equaled the premiums paid. Consequently, there was no exchange of cash. At any given date, the amounts potentially subject to market risk were generally limited to the amount by which the per share price of the put warrants exceeds the market value of the Company's common stock. The put warrants permitted a net share settlement at the Company's option. In March 1998, the Company exercised the call option, electing the net share settlement option and retired approximately 97,000 shares of its common stock. The put warrants expired unexercised.

In connection with the proposed acquisition of Discreet Logic Inc. (see Note 9 to the condensed consolidated financial statements), in August 1998, the Company's Board of Directors has rescinded and terminated all stock repurchase programs.

The Company has an unsecured $40 million bank line of credit, of which $20 million is guaranteed, that may be used from time to time to facilitate short-term cash flow. At October 31, 1998, there were no borrowings outstanding under this credit agreement, which expires in January 1999.

The Company's principal commitments at October 31, 1998 consisted of obligations under operating leases for facilities. The Company believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products including the incremental product offerings resulting from the acquisition of Genius and enhancement of existing products; financing anticipated growth; dividend payments; and the acquisition of businesses, software products, or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated longer-term cash requirements.


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

Additionally, reference is made to the Form 10-Q filed with the Securities and Exchange Commission for the period ended July 31, 1998.

ITEM 5.  OTHER INFORMATION

Reference is made to the Form 10-Q filed with the Securities and Exchange Commission for the period ended July 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits
    --------

    27.0           Financial Data Schedule for the period ended October 31, 1998

    Reports on Form 8-K
    -------------------

    No reports on Form 8-K were filed during the quarter ended October 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  December 14, 1998

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