Form 10-K/A
period 1998-01-31
AUTODESK INC
filed 1999-02-04
CIK 769397

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

     Autodesk is a party to various legal proceedings arising from the normal course of business activities. While the outcome of these matters cannot be predicted with certainty, in management's opinion, resolution of these matters is not expected to have a material adverse impact on Autodesk's consolidated results of operations or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect Autodesk's future results of operations or cash flows in a particular period.

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


        Exhibit
          No.                          Description
        -------                        -----------
         3.1        Amended and Restated Certificate of Incorporation of
                    Registrant
         3.2(1)     Certificate  of  Designation of Rights, Preferences, and
                    Privileges of Series A  Participating Preferred Stock of
                    Autodesk, Inc.
         3.3        Bylaws of Registrant, as amended
         4.1(2)     Preferred Shares Right Agreement dated December 14, 1995
         4.2(2)     Amendment No. 1 to Rights Agreement
        10.1(3)*    Registrant's 1987 Stock Option Plan, as amended
        10.2(3)*    Registrant's Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended
        10.3   *    Registrant's 1990 Directors' Option Plan, as amended
        10.4   *    Registrant's 1996 Stock Plan, as amended
        10.5(4)*    Form of  Indemnification  Agreement  executed  by the
                    Company  and  each of its officers and directors
        10.6(5)*    Agreement between Registrant and Carol A. Bartz dated
                    April 7, 1992
        10.7(6)     Teleos Research 1996 Stock Plan
        10.8(7)     Registrant's Nonstatutory Stock Option Plan, as amended
        10.9(8)     Softdesk, Inc. 1992 Stock Option Plan
        10.10(8)    Softdesk, Inc. 1993 Director Stock Option Plan
        10.11(8)    Softdesk, Inc. 1993 Equity Incentive Plan
        10.12 *     Registrant's 1998 Employee Qualified Stock Purchase Plan
        10.13(9)    Agreement and Plan of Reorganization By and Among Autodesk,
                    Inc., Autodesk Acquisition Corporation, and Softdesk, Inc.,
                    dated December 10, 1996, as amended December 19, 1996
        13.1        Pages 33 through 53 of the Registrant's Annual Report to
                    Stockholders for the year ended January 31, 1998 (to be
                    deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
        21.1        List of Subsidiaries
        23.1        Consent of Independent Auditors (included on page 18 of this
                    Report)
        24.1        Power of Attorney (included on page 17 of this Report)
        27.1        Financial Data Schedule restated

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

                                 AUTODESK, INC.

                                        By: /s/ CAROL A. BARTZ
                                        ----------------------
                                        Carol A. Bartz
                                        Chairman of the Board
     Dated: February 3, 1999


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

        Signature                       Title                         Date
--------------------------   ---------------------------         --------------
/s/ CAROL A. BARTZ           Chief Executive Officer and         February 3, 1999
--------------------------   Director (Principal Executive
Carol A. Bartz               Officer)


/s/ STEVE CAKEBREAD          Vice President                      February 3, 1999
--------------------------   and Chief Financial Officer
Steve Cakebread              (Principal Financial Officer)


/s/ DAVID S. OPPENHEIMER     Vice President, Finance             February 3, 1999
--------------------------   (Principal Accounting Officer)
David S. Oppenheimer

/s/ MARK A. BERTELSEN        Director                            February 3, 1999
--------------------------
Mark A. Bertelsen

/s/ CRAWFORD W. BEVERIDGE    Director                            February 3, 1999
--------------------------
Crawford W. Beveridge

/s/ J. HALLAM DAWSON         Director                            February 3, 1999
--------------------------
J. Hallam Dawson

/s/ PAUL OTELLINI            Director                            February 3, 1999
--------------------------
Paul Otellini

/s/ MORTON L. TOPFER         Director                            February 3, 1999
--------------------------
Morton L. Topfer

/s/ MARY ALICE TAYLOR        Director                            February 3, 1999
--------------------------
Mary Alice Taylor

                       CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K/A) of Autodesk, Inc. of our report dated February 24, 1998 (except for the second paragraph of Note 1 as to which the date is January 25, 1999), included in the 1998 Annual Report to Stockholders of Autodesk, Inc.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-15675, No. 33-22656, No. 33-39458, No. 33-41265, No. 33-51110,
No. 33-54683, No. 33-61015, No. 333-08693, No. 333-15037, No. 333-24469, and No.
333-45045) pertaining to the 1987 Stock Option Plan, 1990 Directors' Option Plan, 1996 Stock Plan, the Autodesk, Inc. Nonstatutory Stock Option Plan, and Employee Qualified Stock Purchase Plan of Autodesk, Inc., the Teleos Research 1996 Stock Plan and the Softdesk, Inc. 1992 Stock Option Plan, Softdesk, Inc. 1993 Director Stock Option Plan and Softdesk, Inc. 1993 Equity Incentive Plan of our report dated February 24, 1998 (except for the second paragraph of Note 1 as to which the date is January 25, 1999), with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K/A) of Autodesk, Inc.



                                           /s/ ERNST & YOUNG LLP


                                               ERNST & YOUNG LLP

San Jose, California
February 3, 1999

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