Form 10-Q/A
period 1998-04-30
AUTODESK INC
filed 1999-02-04
CIK 769397

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------
                                  FORM 10-Q/A
                                  -----------


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

                                AUTODESK, INC.

                                    INDEX

                               PART I.  FINANCIAL INFORMATION                                 Page No.
                                                                                              --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED--SEE NOTE 1):

         Condensed Consolidated Statement of Operations
           Three months ended April 30, 1998 and 1997........................................     3

         Condensed Consolidated Balance Sheet
           April 30, 1998 and January 31, 1998...............................................     4

         Condensed Consolidated Statement of Cash Flows
           Three months ended April 30, 1998 and 1997........................................     6

         Notes to Condensed Consolidated Financial Statements................................     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................................    10

                               PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................................    18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................    19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................    19

         SIGNATURES..........................................................................    20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                   (Restated)

                                                                                  Three months ended
                                                                                       April 30,
                                                                              ---------------------------
                                                                                 1998             1997
                                                                              ----------       ----------
Net revenues                                                                  $  187,206        $ 118,984

Costs and expenses:
    Cost of revenues                                                              19,831           16,089

    Marketing and sales                                                           65,213           52,606

    Research and development                                                      35,377           27,609

    General and administrative                                                    28,958           18,981

    Nonrecurring charges                                                               -           22,187
                                                                              ----------       ----------
                                                                                 149,379          137,472
                                                                              ----------       ----------

Income (loss) from operations                                                     37,827          (18,488)

Interest and other income, net                                                     2,227            2,375
                                                                              ----------       ----------
Income (loss) before income taxes                                                 40,054          (16,113)

Provision for income taxes                                                        14,239            1,324
                                                                              ----------       ----------
Net income (loss)                                                             $   25,815        $ (17,437)
                                                                              ==========       ==========

Basic net income (loss) per share                                             $     0.56        $   (0.38)
                                                                              ==========       ==========

Diluted net income (loss) per share                                           $     0.51        $   (0.38)
                                                                              ==========       ==========

Shares used in computing
  basic net income (loss) per share                                               46,390           45,940
                                                                              ==========       ==========

Shares used in computing
  diluted net income (loss) per share                                             50,240           45,940
                                                                              ==========       ==========

                             See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                               (In thousands)
                                 (Restated)

                                                                   April 30, 1998         January 31, 1998
                                                                     (Unaudited)              (Audited)

Current assets:

    Cash and cash equivalents                                         $  124,784               $  96,089

    Marketable securities                                                145,232                 100,399

    Accounts receivable, net                                              64,579                  60,856

    Inventories                                                            5,439                   7,351

    Deferred income taxes                                                 43,284                  27,577

    Prepaid expenses and other current assets                             13,240                  15,430
                                                                      ----------               ---------
        Total current assets                                             396,558                 307,702
                                                                      ----------               ---------

Marketable securities, including a restricted balance of
   $18,200 at April 30, 1998 and $18,000 at January 31, 1998              97,569                 104,831

Computer equipment, furniture, and leasehold improvements, at cost:

    Computer equipment and furniture                                     121,879                 117,434

    Leasehold improvements                                                21,245                  20,505

    Less accumulated depreciation                                       (104,161)                (98,800)
                                                                      ----------               ---------

       Net computer equipment, furniture, and leasehold
         improvements                                                     38,963                  39,139

Purchased technologies and capitalized software                           31,071                  33,373

Goodwill                                                                  41,934                  44,982

Deferred income taxes                                                      1,250                  13,782

Other assets                                                              16,028                  19,681
                                                                      ----------               ---------
                                                                      $  623,373               $ 563,490
                                                                      ==========               =========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Restated)


                                                                   April 30, 1998         January 31, 1998
                                                                   --------------         ----------------
                                                                     (Unaudited)              (Audited)
Current liabilities:

    Accounts payable                                                $   23,725                $   26,417

    Accrued compensation                                                27,901                    34,962

    Accrued income taxes                                                83,689                    76,465

    Deferred revenues                                                   16,188                    18,934

    Litigation accrual                                                  29,328                         -

    Other accrued liabilities                                           41,926                    42,709
                                                                   --------------         ----------------

        Total current liabilities                                      222,757                   199,487
                                                                   --------------         ----------------



Deferred income taxes                                                      504                       481

Litigation accrual                                                           -                    29,328

Other liabilities                                                        2,025                     1,255




Stockholders' equity:

    Common stock                                                       342,310                   299,315

    Retained earnings                                                   72,913                    50,279

    Foreign currency translation adjustment                            (17,136)                  (16,655)
                                                                   --------------         ----------------
        Total stockholders' equity                                     398,087                   332,939
                                                                   --------------         ----------------
                                                                    $  623,373                $  563,490
                                                                   ==============         ================

                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Restated)

                                                                                            Three months ended
                                                                                                April 30,
                                                                                    -----------------------------------
                                                                                         1998                 1997
                                                                                    --------------        -------------
Operating activities

   Net income (loss)                                                                 $  25,815               $  (17,437)

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Charges for acquired in-process research and development                               -                   22,187

      Depreciation and amortization                                                     14,087                    8,731

      Changes in operating assets and liabilities, net of business
        combinations                                                                    (9,202)                   6,568
                                                                                    --------------        -------------
Net cash provided by operating activities                                               30,700                   20,049
                                                                                    --------------        -------------
Investing activities

   Net purchases of marketable securities                                              (37,571)                 (21,131)

   Business combinations, net of cash acquired                                               -                   (5,766)

   Purchases of computer equipment, furniture, and leasehold
    improvements                                                                        (4,924)                  (2,603)

   Purchases of software technologies, capitalization of software costs
    and other                                                                            3,777                    6,079
                                                                                    --------------        -------------
Net cash used in investing activities                                                  (38,718)                 (23,421)
                                                                                    --------------        -------------
Financing activities

   Proceeds from issuance of common stock                                               42,995                    8,050

   Repurchase of common stock                                                                -                  (12,722)

   Dividends paid                                                                       (2,810)                  (2,872)
                                                                                    --------------        -------------
Net cash provided by (used in) financing activities                                     40,185                   (7,544)
                                                                                    --------------        -------------
Effect of exchange rate changes on cash                                                 (3,472)                  (4,709)
                                                                                    --------------        -------------
Net increase (decrease) in cash and cash equivalents                                    28,695                  (15,625)

Cash and cash equivalents at beginning of year                                          96,089                   64,814
                                                                                    --------------        -------------
Cash and cash equivalents at end of quarter                                          $ 124,784               $   49,189
                                                                                    ==============        =============

Supplemental Disclosure of noncash investing and financing activities:

    Shares of common stock received in relation to the equity
      collar (See Note 3)                                                            $   4,265               $        -
                                                                                    ==============        =============
    Common stock issued in connection with the acquisition
      of Softdesk, Inc.                                                              $       -               $   92,021
                                                                                    ==============        =============

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
      ---------------------

The condensed consolidated financial statements of Autodesk, Inc. ("Autodesk" or the "Company") at April 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at April 30, 1998 should be read in conjunction with the consolidated financial statements, as restated, and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1998. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

On March 31, 1997, the Company issued approximately 2.9 million shares of its common stock for all outstanding shares of Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based application software for the architecture, engineering, and construction market, and exchanged Autodesk options for outstanding Softdesk options. The acquisition of Softdesk was accounted for as a business combination using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No.16,"Accounting for Business Combinations," the cost of the Softdesk acquisition was allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The estimated fair value of the in-process research and development of $55.1 million was expensed in the first quarter of fiscal 1998 (the period in which the acquisition was consummated) in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development ("IPR&D"), the Company has re-evaluated its IPR&D charges on the Softdesk acquisition, revised the purchase price allocation and restated its financial statements. As a result, the Company has made an adjustment to decrease the amount previously expensed as in-process research and development by $35.9 million.

The effect of this adjustment on previously reported consolidated financial statements as of and for the quarters ended April 30, 1998 and April 30, 1997 is as follows (in thousands):

                                                Three Months Ended                  Three Months Ended
                                                  April 30, 1998                      April 30, 1997
                                            ---------------------------          --------------------------
                                            As Reported        Restated          As Reported       Restated
                                            -----------        --------          -----------       --------
Nonrecurring charges                        $       -          $      -          $  58,087         $ 22,187
General and administrative                     27,276            28,958             18,437           18,981
Cost of revenues                               19,687            19,831             16,041           16,089
Income (loss) from operations                  39,653            37,827            (53,796)         (18,488)
Net income (loss)                              27,641            25,815            (52,745)         (17,437)
Basic net income (loss) per share           $    0.60          $   0.56              (1.15)           (0.38)
Diluted net income (loss) per share         $    0.55          $   0.51              (1.15)           (0.38)

Purchased technologies and
  capitalized software, net                 $  29,395          $ 31,071             24,922           27,174
Goodwill, net                                  15,629            41,934             20,699           53,755
Retained Earnings                              44,932            72,913             39,186           74,494


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

                                                                                Three months ended
                                                                                     April 30,
                                                                      ------------------------------------
                                                                            1998                1997
                                                                      ----------------     ---------------
(In thousands)
Numerator:
   Numerator for basic and diluted
     per share amounts--net income (loss)                                 $ 25,815               $ (17,437)
                                                                      ----------------     ---------------

Denominator:
   Denominator for basic net income (loss)
     per share--weighted average shares                                      46,390                 45,940
   Effect of dilutive common stock options                                    3,850                      -
                                                                      ----------------     ---------------

Denominator for dilutive net income (loss) per share                         50,240                 45,940
                                                                      ----------------     ---------------

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

Autodesk's total comprehensive income was as follows:


                                                                                Three months ended
                                                                                     April 30,
                                                                      ------------------------------------
                                                                            1998                1997
                                                                      ----------------     ---------------
(In thousands)
   Net income (loss)                                                    $  25,815                $ (17,437)
   Other comprehensive loss                                                  (513)                  (3,929)
                                                                      ----------------     ---------------
        Total comprehensive income (loss)                               $  25,302                $ (21,366)
                                                                      ================     ===============

6.   Subsequent Events
     -----------------

On May 4, 1998, the Company acquired various mechanical computer-aided-design software and technologies from Genius CAD Software GmbH ("Genius"), a German limited liability company, for approximately $69 million in cash, which includes fees and expenses. The acquisition will be accounted for using the purchase method with the results of Genius being included in Autodesk's consolidated financial statements from the acquisition date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR AUTODESK'S PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND AUTODESK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 13, AS WELL AS FACTORS SET FORTH IN AUTODESK'S ANNUAL REPORT ON FORM 10-K/A.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 31, 1997, the Company issued approximately 2.9 million shares of its common stock for all outstanding shares of Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based application software for the architecture, engineering, and construction market, and exchanged Autodesk options for outstanding Softdesk options. The acquisition of Softdesk was accounted for as a business combination using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No.16,"Accounting for Business Combinations," the cost of the Softdesk acquisition was allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The estimated fair value of the in-process research and development of $55.1 million was expensed in the first quarter of fiscal 1998 (the period in which the acquisition was consummated) in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development ("IPR&D"), the Company has re-evaluated its IPR&D charges on the Softdesk acquisition, revised the purchase price allocation and restated its financial statements. As a result, the Company has made an adjustment to decrease the amount previously expensed as in-process research and development by $35.9 million.

The effect of this adjustment on previously reported consolidated financial statements as of and for the quarters ended April 30, 1998 and April 30, 1997 is as follows (in thousands):

                                          Three Months Ended            Three Months Ended
                                            April 30, 1998                April 30, 1997
                                      -------------------------      -------------------------
                                      As Reported      Restated      As Reported      Restated
                                      -----------      --------      -----------      --------
Nonrecurring charges                   $        -       $     -       $  58,087        $ 22,187
General and administrative                  27,276       28,958          18,437          18,981
Cost of revenues                            19,687       19,831          16,041          16,089
Income (loss) from operations               39,653       37,827         (53,796)        (18,488)
Net income (loss)                           27,641       25,815         (52,745)        (17,437)
Basic net income (loss) per share          $  0.60      $  0.56           (1.15)          (0.38)
Diluted net income (loss) per share        $  0.55      $  0.51           (1.15)          (0.38)

Purchased technologies and
  capitalized software, net                $29,395      $31,071          24,922          27,174
Goodwill, net                               15,629       41,934          20,699          53,755
Retained Earnings                           44,932       72,913          39,186          74,494

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

General and administrative. General and administrative expenses decreased to 15 percent of net revenues in the first quarter of fiscal year 1999 from 16 percent of net revenues in the first quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 53 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses ($3.5 million increase), amortization of intangibles recorded in connection with the Softdesk merger ($1.9 million increase), and costs related to the Company's Year 2000 compliance program ($0.9 million). The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems and making any additional corrections to the Company's hardware and software for compliance in the year 2000; and to amortize goodwill and other intangible assets associated with recent business combinations.

Charge for acquired in-process research and development. On March 31, 1997, the Company exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk, Inc. Based on the value of Autodesk stock and options exchanged, the transaction, including transaction costs, was valued at approximately $94 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $19.2 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from 3D/Eye during the first quarter of fiscal year 1998 also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $19.2 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998. These charges reduced net income for the period by approximately $21.1 million ($0.46 per share on a diluted basis) and reflect the fact the one-time charge for acquired in-process research and development recorded in connection with the Softdesk transaction was not deductible for income tax purposes.

Interest and other income. Interest and other income remained relatively flat in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. Interest and other income in the first quarter was $2.2 million, net of foreign exchange gains of $14,000, compared to $2.4 million in the same quarter of the prior fiscal year, including foreign currency losses of $56,000.

Provision for income taxes. Excluding the impact of nonrecurring charges, the Company's effective income tax rate was 35.5 percent in the first quarter of fiscal year 1999 compared to 43 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due to tax benefits associated with the Company's foreign sales corporation and foreign earnings which are taxed at rates different than the U.S. statutory rate as well as the reduced impact of nondeductible goodwill amortization.

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

The AEC family of products competes directly with software offered by companies such as Bentley Systems, Inc. ("Bentley"); Computervision Corporation (a subsidiary of Parametric Technologies, Inc.) ("Computervision"); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; EaglePoint Software; International Microcomputer Software, Inc. ("IMSI"); Intergraph Corporation; Ketiv Technologies; Nemetschek Systems, Inc. and Visio Corporation ("Visio"). Autodesk's MCAD products compete with products offered by Bentley; Visionary Design Systems; Hewlett-Packard Corporation; Parametric Technologies, Inc.; Structural Dynamics Research Corporation; Unigraphics; Computervision; Dassault Systemes ("Dassault"); Solidworks Corporation (a subsidiary of Dassault); and Baystate Technologies, Inc. Autodesk's GIS Market Group faces competition from Bentley; Intergraph; MapInfo Corporation; Earth Sciences Research Institute ("ESRI"); and MCI Systemhouse. Kinetix product offerings compete with products offered by other multimedia companies such as Adobe Systems Inc.; Macromedia, Inc.; and Silicon Graphics, Inc. The Personal Solutions Group family of products compete with IMSI; The Learning Company; Visio; Micrografx Inc.; and others. Certain of the competitors of Autodesk have greater financial, technical, sales and marketing, and other resources than Autodesk.

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

The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training. Delays or difficulties may result in the delay or cancellation of planned development projects, and could have a material and adverse effect on Autodesk's business and consolidated results of operations.. Further, increased competition in the market for design, mapping, or multimedia software products could also have a negative impact on the Company's business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products, which historically have had lower margins, grow at a faster rate than the Company's higher-margin products.

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

Dependence on distribution channels. The Company sells its software products primarily to distributors and resellers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although the Company has not to date experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. The loss of or a significant reduction in business with any one of the Company's major international distributors or large U.S. resellers could have a material adverse effect on the Company's business and consolidated results of operations in future periods. Autodesk's largest international distributor is Computer 2000 AG in Germany. Autodesk's largest resellers and distributors in the United States are Ingram, Avatech, and DLT.

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

As further described in Note 6 to the condensed consolidated financial statements, on May 4, 1998, the Company acquired the mechanical applications business of Genius CAD Software GmbH ("Genius"), a German limited liability company, for $69 million in cash, which includes fees and expenses. There can be no assurance that the anticipated benefits of the Genius asset purchase and any future mergers, acquisitions, or asset purchases will be realized.

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

In addition to correcting the business and operating systems used by the Company in the ordinary course of business as described above, the Company has also reviewed all products it currently produces internally for sale to third parties to determine compliance of its products. Products currently sold either have been found to be substantially compliant or are currently being tested for compliance. However, many Autodesk products run on application systems produced and sold by third-party vendors. There can be no assurance that these application systems will be converted in a timely manner, and any failure in this regard may cause Autodesk products not to function as designed. Any future costs associated with ensuring that the Company's products are compliant with the year 2000 are not expected to have a material impact on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury notes, totaled $367.6 million at April 30, 1998, compared to $301.3 million at January 31, 1998. The $66.3 million increase in cash, cash equivalents, and marketable securities was due primarily to cash generated from operations ($30.7 million) and cash proceeds from the issuance of shares through employee stock option and stock purchase programs ($43.0 million). This increase was partially offset by cash used to purchase computer equipment, furniture, and leasehold improvements ($4.9 million); and to pay dividends on the Company's common stock ($2.8 million).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on March 31, 1998. The following proposals were approved by the stockholders as indicted below:

                                             Affirmative         Negative           Votes           Non
                                                Votes             Votes           Withheld         Votes
                                             -----------      -------------    --------------    ---------
1.  To amend the Company's Certificate
    of Incorporation to increase the
    number of authorized shares of Common
    Stock from 100,000,000 to 250,000,000     24,012,523        14,646,843         47,690              37

2.  To approve the adoption of the
    Company's 1998 Employee Qualified
    Stock Purchase Plan                       29,580,741         4,598,879         77,960       4,449,513

3.  To approve certain amendments to
    the Company's 1996 Stock Plan             17,392,856        16,758,171        106,556       4,449,510



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------
           27.0    Financial Data Schedule restated for the period ended April 30, 1998

           27.1    Financial Data Schedule restated for the twelve months ended January 31, 1998,
                   1997 & 1996

           27.2    Financial Data Schedule restated for the fiscal quarters ended April 30, 1997,
                   July 31,  1997, and October 31, 1997

           27.3    Financial Data Schedule for the fiscal quarters ended April 30, 1996,
                   July 31,  1996, and October 31, 1996


         Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended April 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  February 3, 1999


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