Form 10-Q/A
period 1998-07-31
AUTODESK INC
filed 1999-02-04
CIK 769397

=====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                           ---------------
                                           F O R M  10-Q/A
                                           ---------------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---
FOR THE PERIOD ENDED JULY 31, 1998

                                                 OR

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---
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

As of September 2, 1998, there were 46,382,000 shares of the Registrant's Common Stock outstanding.

=====================================================================================================

                                AUTODESK, INC.

                                     INDEX

                                      PART I.  FINANCIAL INFORMATION                           Page No.
ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED - SEE NOTE 1):

                Condensed Consolidated Statement of Operations
                 Three and six months ended July 31, 1998 and 1997...............................3

                Condensed Consolidated Balance Sheet
                 July 31, 1998 and January 31, 1998..............................................4

                Condensed Consolidated Statement of Cash Flows
                 Six months ended July 31, 1998 and 1997.........................................6

                Notes to Condensed Consolidated Financial Statements.............................7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS......................................................12


                                     PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS...............................................................26

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................26

ITEM 5.         OTHER INFORMATION...............................................................27

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K................................................27

                SIGNATURES..................................................................... 27

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           AUTODESK, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands, except per share data)
                                             (Unaudited)
                                             (Restated)

                                             Three months ended                  Six months ended
                                                  July 31,                           July 31,
                                        ---------------------------        ----------------------------
                                            1998             1997             1998              1997
                                        ----------       ----------        ----------        ----------
Net revenues                            $  186,638        $ 154,096          $373,844         $273,080

Costs and expenses:
    Cost of revenues                        18,567           18,869            38,398           34,958

    Marketing and sales                     65,485           58,750           130,698          111,356

    Research and development                35,133           30,426            70,510           58,035

    General and administrative              30,628           22,427            59,586           41,408

    Nonrecurring charges                    21,985                -            21,985           22,187

    Litigation accrual reversal            (18,200)               -           (18,200)               -
                                        ----------       ----------        ----------        ----------
                                           153,598          130,472           302,977          267,944
                                        ----------       ----------        ----------        ----------


Income from operations                      33,040           23,624            70,867            5,136

Interest and other income, net               6,419            2,399             8,646            4,774
                                        ----------       ----------        ----------        ----------
Income before income taxes                  39,459           26,023            79,513            9,910

Provision for income taxes                  18,142           10,033            32,381           11,357
                                        ----------       ----------        ----------        ----------
Net income (loss)                       $   21,317        $  15,990          $ 47,132         $ (1,447)
                                        ==========       ==========        ==========        ==========

Basic net income (loss) per share       $     0.46        $    0.33          $   1.01         $  (0.03)
                                        ==========       ==========        ==========        ==========


Diluted net income (loss) per share     $     0.43        $    0.31          $   0.95         $  (0.03)
                                        ==========       ==========        ==========        ==========


Shares used in computing
  basic net income (loss) per share         46,610           48,000            46,500           45,045
                                        ==========       ==========        ==========        ==========

Shares used in computing
  diluted net income (loss) per share       49,400           51,880            49,670           45,045
                                        ==========       ==========        ==========        ==========

                                       See accompanying notes.

                                           AUTODESK, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                               ASSETS
                                           (In thousands)
                                             (Restated)

                                                                    July 31, 1998         January 31, 1998
                                                                    -------------         ----------------
                                                                     (Unaudited)              (Audited)
Current assets:

    Cash and cash equivalents                                         $   43,402               $  96,089

    Marketable securities                                                249,998                 100,399

    Accounts receivable, net                                              84,079                  60,856

    Inventories                                                            6,358                   7,351

    Deferred income taxes                                                 28,486                  27,577

    Prepaid expenses and other current assets                             17,051                  15,430
                                                                      ----------              ----------

        Total current assets                                             429,374                 307,702
                                                                      ----------              ----------

Marketable securities, including a
    restricted balance of $18,000 at January 31, 1998                          -                 104,831

Computer equipment, furniture, and leasehold improvements, at cost:

    Computer equipment and furniture                                     126,133                 117,434

    Leasehold improvements                                                21,560                  20,505

    Less accumulated depreciation                                       (108,391)                (98,800)
                                                                      ----------              ----------

       Net computer equipment, furniture, and
         leasehold improvements                                           39,302                  39,139

Purchased technologies and capitalized software, net                      37,036                  33,373

Goodwill, net                                                             76,935                  44,982

Deferred income taxes                                                      6,293                  13,782

Other assets                                                              16,912                  19,681
                                                                      ----------              ----------
                                                                      $  605,852              $  563,490
                                                                      ==========              ==========

                                       See accompanying notes.

                                           AUTODESK, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                           (In thousands)
                                             (Restated)

                                                                    July 31, 1998         January 31, 1998
                                                                    -------------         ----------------
                                                                     (Unaudited)              (Audited)
Current liabilities:

    Accounts payable                                                 $  27,500                $   26,417

    Accrued compensation                                                30,054                    34,962

    Accrued income taxes                                                84,575                    76,465

    Deferred revenues                                                   17,747                    18,934

    Other accrued liabilities                                           54,098                    42,709
                                                                     ---------                 ---------

        Total current liabilities                                      213,974                   199,487
                                                                     ---------                 ---------



Deferred income taxes                                                      492                       481

Litigation accrual                                                           -                    29,328

Other liabilities                                                        2,007                     1,255



Stockholders' equity:

    Common stock                                                       337,284                   299,315

    Retained earnings                                                   70,798                    50,279

    Foreign currency translation adjustment                            (18,703)                  (16,655)
                                                                     ---------                 ---------

        Total stockholders' equity                                     389,379                   332,939
                                                                     ---------                 ---------
                                                                     $ 605,852                 $ 563,490
                                                                     =========                 =========

                                 See accompanying notes.

                                           AUTODESK, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)
                                             (Restated)

                                                                              Six months ended
                                                                                    July 31,
                                                                     ----------------------------------
                                                                         1998                  1997
                                                                     ------------          ------------
Operating activities
   Net income (loss)                                                 $     47,132           $   (1,447)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Charge for acquired in-process research and
        development                                                        13,100               22,187
      Depreciation and amortization                                        28,778               22,542
      Litigation accrual reversal                                         (20,900)                   -
      Net gain on disposition of business unit                             (1,307)                   -
      Write-off of purchased technology                                     2,233                    -
      Changes in operating assets and liabilities                         (11,308)              11,649
                                                                      -----------            ---------
Net cash provided by operating activities                                  57,728               54,931
                                                                      -----------            ---------

Investing activities
   Purchases of marketable securities                                     (44,768)             (61,005)
   Business combinations, net of cash acquired                            (69,279)              (5,766)
   Purchases of computer equipment, furniture, and leasehold
    improvements                                                           (9,859)              (7,924)
   Proceeds from disposition of business unit                               5,137                    -
   Purchases of software technologies, capitalization of
    software costs, and other                                                 112               13,007
                                                                      -----------            ---------

Net cash used in investing activities                                    (118,657)             (61,688)
                                                                      -----------            ---------

Financing activities
   Proceeds from issuance of common stock                                  66,226               29,250
   Repurchase of common stock                                             (48,866)             (38,243)
   Dividends paid                                                          (5,590)              (5,748)
                                                                      -----------            ---------
Net cash provided by (used in) financing activities                        11,770              (14,741)
                                                                      -----------            ---------
Effect of exchange rate changes on cash                                    (3,528)              (6,150)
                                                                      -----------            ---------
Net decrease in cash and cash equivalents                                 (52,687)             (27,648)
Cash and cash equivalents at beginning of year                             96,089               64,814
                                                                      -----------            ---------
Cash and cash equivalents at end of quarter                           $    43,402            $  37,166
                                                                      ===========            =========

Supplemental cash flow information:
     Cash paid during the period for income taxes                     $     1,496            $   4,280
                                                                      ===========            =========
Supplemental noncash information:
     Common stock received in relation to the
       equity collar (see Note 5)                                     $     4,265            $       -
                                                                      ===========            =========
     Common stock issued in connection with the
       acquisition of Softdesk, Inc.                                  $         -            $  92,021
                                                                      ===========            =========

                                       See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
      ---------------------
The condensed consolidated financial statements at July 31, 1998 and for the three- and six- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at July 31, 1998 should be read in conjunction with the consolidated financial statements, as restated, and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1998. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

On March 31, 1997, the Company acquired Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based application software for the architecture, engineering, and construction market, and on May 4, 1998, acquired from Genius CAD Software GmbH ("Genius") various mechanical, computer-aided-design software and technologies. Both of these acquisitions were accounted for as business combinations using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No.16,"Accounting for Business Combinations," the costs of these acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The amounts allocated to in-process research and development of $55.1 million and $28.8 million for Softdesk and Genius, respectively, were expensed in the periods in which the acquisitions were consummated in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development ("IPR&D"), the Company has re-evaluated its IPR&D charges on the Softdesk and Genius acquisitions, revised the purchase price allocations and restated its financial statements. As a result, the Company has made adjustments to decrease the amounts previously expensed as in-process research and development and increase the amounts capitalized as goodwill and other intangibles relating to the Softdesk and Genius acquisitions by $35.9 million and $15.7 million, respectively.

The effect of these adjustments on the previously reported consolidated financial statements as and for the three and six months ended July 31, 1998 and 1997 are as follows (in thousands except per share data):

                                                   Three Months Ended                 Three Months Ended
                                                      July 31, 1998                      July 31, 1997
                                            -----------------------------         --------------------------
                                            As Reported          Restated         As Reported       Restated
                                            -----------          --------         -----------       --------
Nonrecurring charges                        $ 37,692             $ 21,985         $     -           $     -
General and administrative                    28,190               30,628           20,726            22,427
Cost of revenues                              18,296               18,567           18,725            18,869
Income from operations                        20,042               33,040           25,469            23,624
Provision for income taxes                    17,349               18,142           10,033            10,033
Net income                                     9,112               21,317           17,835            15,990
Basic net income per share                  $   0.20             $   0.46         $   0.37          $   0.33
Diluted net income per share                $   0.18             $   0.43         $   0.34          $   0.31

                                                     Six Months Ended                   Six Months Ended
                                                      July 31, 1998                      July 31, 1997
                                            -----------------------------         --------------------------
                                            As Reported          Restated         As Reported       Restated
                                            -----------          --------         -----------       --------
Nonrecurring charges                        $ 37,692             $ 21,985         $ 58,087          $ 22,187
General and administrative                    55,466               59,586           39,163            41,408
Cost of revenues                              37,983               38,398           34,766            34,958
Income (loss) from operations                 59,695               70,867          (28,327)            5,136
Provision for income taxes                    31,588               32,381           11,357            11,357
Net income (loss)                             36,753               47,132          (34,910)           (1,447)
Basic net income (loss) per share           $   0.79             $   1.01         $  (0.78)         $  (0.03)
Diluted net income (loss) per share         $   0.74             $   0.95         $  (0.78)         $  (0.03)

Purchased technologies and
  capitalized software, net                 $ 36,241             $ 37,036         $ 21,921          $ 24,029
Goodwill, net                                 36,751               76,935           19,219            50,574
Deferred income taxes (non-current)            7,086                6,293                -                 -
Retained Earnings                             30,612               70,798           33,021            66,484


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

     (In thousands)
     Inventory                                                    $    200
     Net fixed assets                                                  200
     Purchased in-process research and development charged
       to operations in the quarter ended July 31, 1998             13,100
     Purchased technology and other intangible assets               13,800
     Goodwill                                                       41,600
                                                                  ---------
          Total purchase consideration                            $ 68,900
                                                                  =========

Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, ranging from three to seven years. The operating results of Genius, which have not been material in relation to those of the Company, have been included in Autodesk's consolidated financial statements from the acquisition date.

In-Process Research and Development

Management estimates that $13.1 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the second quarter of the current fiscal year following consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility had not been achieved. The calculations of value were adjusted to reflect the value creation efforts of Genius prior to the close of the acquisition. The value was determined by estimating the costs remaining to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

Purchased technology

To determine the value of the purchased technology ($12.7 million), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles.

Assembled work force

To determine the value of the assembled work force ($1.1 million), the Company evaluated the work force in place at the acquisition date and utilized the cost approach to estimate the value of replacing the work force. Costs considered in replacing the work force included costs to recruit and interview candidates, as well as the cost to train new employees.

Other nonrecurring charges

During the three months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reductions in Asia Pacific in response to current economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million).

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

                                      Three months ended                  Six months ended
                                           July 31,                           July 31,
                                  -------------------------           -------------------------
                                     1998            1997               1998             1997
                                  ---------        --------           --------         --------
(In thousands)
Numerator:
   Numerator for basic
     and diluted per share
     amounts--net income (loss)    $  21,317        $ 15,990           $ 47,132         $(1,447)
                                   =========        ========           ========         ========

Denominator:
   Denominator for basic
     net income (loss) per share--
     weighted average shares          46,610          48,000             46,500          45,045
   Effect of dilutive common
     stock options                     2,790           3,880              3,170               -
                                   ---------        --------           --------         --------
Denominator for
   dilutive net income (loss)
   per share                          49,400          51,880             49,670          45,045
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

Autodesk's total comprehensive income was as follows:

                                                Three months ended                   Six months ended
                                                     July 31,                            July 31,
                                           ---------------------------         -----------------------------
                                              1998              1997              1998               1997
                                           ----------       ----------         ----------         ----------
(In thousands)
Net income (loss)                          $  21,317         $  15,990          $  47,132          $ (1,447)
   Other comprehensive income (loss)          (1,977)            6,544             (2,490)            2,615
                                           ----------       ----------         ----------         ----------
     Total comprehensive income            $  19,340         $  22,534          $  44,642          $  1,168
                                           ==========       ==========         ==========         ==========

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

9.    Subsequent Events
      -----------------
On August 20, 1998, the Company announced a definitive agreement to acquire Discreet Logic Inc. ("Discreet"), a company that develops, assembles, markets and supports non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, and HDTV. On September 23, 1998, November 18, 1998, December 18, 1998, and January 18, 1999,
respectively, Autodesk, Discreet, and certain affiliates of Autodesk amended the acquisition agreement. Under the terms of the amended agreement, the Company will exchange 0.33 shares of its common stock, or 0.33 exchangeable shares (which can be exchanged, at the holder's election, for one share of the Company's common stock), for each outstanding share of Discreet. Based on the number of Discreet Common Shares outstanding and the number of Discreet Common Shares issuable upon exercise of outstanding Discreet Share Options as of October 31, 1998, the transaction is expected to result in the issuance of approximately 9.9 million shares of Autodesk common stock. The transaction, which will be accounted for using the pooling of interests method, is expected to be completed during the Company's first quarter of fiscal year 2000 subject to certain regulatory approvals and the approval of Discreet and Autodesk shareholders.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR AUTODESK'S PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND AUTODESK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 21, AS WELL AS FACTORS SET FORTH IN AUTODESK'S ANNUAL REPORT ON FORM 10-K/A.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 31, 1997, the Company acquired Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based applications software for the architecture, engineering, and construction market, and on May 4, 1998, acquired from Genius CAD Software GmbH ("Genius") various mechanical computer-aided-design software and technologies. Both of these acquisitions were accounted for as business combinations using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No.16,"Accounting for Business Combinations," the costs of these acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The amounts allocated to in-process research and development of $55.1 million and $28.8 million for Softdesk and Genius, respectively, were expensed in the periods in which the acquisitions were consummated in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development ("IPR&D"), the Company has re-evaluated its IPR&D charges on the Softdesk and Genius acquisitions, revised the purchase price allocations and restated its financial statements. As a result, the Company has made adjustments to decrease the amounts previously expensed as in-process research and development and increase the amounts capitalized as goodwill and other intangibles relating to the Softdesk and Genius acquisitions by $35.9 million and $15.7 million, respectively.

The effect of these adjustments on the previously reported consolidated financial statements as and for the three and six months ended July 31, 1998 and 1997 are as follows (in thousands except per share data):

                                                   Three Months Ended                 Three Months Ended
                                                      July 31, 1998                      July 31, 1997
                                            -----------------------------         --------------------------
                                            As Reported          Restated         As Reported       Restated
                                            -----------          --------         -----------       --------
Nonrecurring charges                        $ 37,692             $ 21,985         $     -           $     -
General and administrative                    28,190               30,628           20,726            22,427
Cost of revenues                              18,296               18,567           18,725            18,869
Income from operations                        20,042               33,040           25,469            23,624
Provision for income taxes                    17,349               18,142           10,033            10,033
Net income                                     9,112               21,317           17,835            15,990
Basic net income per share                  $   0.20             $   0.46         $   0.37          $   0.33
Diluted net income per share                $   0.18             $   0.43         $   0.34          $   0.31


                                                    Six Months Ended                      Six Months Ended
                                                     July 31, 1998                          July 31, 1997
                                            ----------------------------             -----------------------------
                                            As Reported         Restated             As Reported          Restated
                                            -----------         --------             -----------          --------
Nonrecurring charges                        $ 37,692            $ 21,985             $ 58,087             $ 22,187
General and administrative                    55,466              59,586               39,163               41,408
Cost of revenues                              37,983              38,398               34,766               34,958
Income (loss) from operations                 59,695              70,867              (28,327)               5,136
Provision for income taxes                    31,588              32,381               11,357               11,357
Net income (loss)                             36,753              47,132              (34,910)              (1,447)
Basic net income (loss) per share           $   0.79            $   1.01             $  (0.78)            $  (0.03)
Diluted net income (loss) per share         $   0.74            $   0.95             $  (0.78)            $  (0.03)

Purchased technologies and
  capitalized software, net                 $  36,241           $ 37,036             $ 21,921             $ 24,029
Goodwill, net                                  36,751             76,935               19,219               50,574
Deferred income taxes (non-current asset)       7,086              6,293                    -                    -
Retained Earnings                              30,612             70,798               33,021               66,484

RESULTS OF OPERATIONS

Three Months Ended July 31, 1998 and 1997
-----------------------------------------

Net revenues. The Company's second quarter net revenues of $186.6 million increased 21 percent from the second quarter of the prior fiscal year. The Company achieved significant net revenue growth in the Americas and Europe when compared to the same period in the prior fiscal year, while net revenues decreased in Asia Pacific. The Company recorded net revenues in the Americas of $88.6 million, a 23 percent increase from the same period in the prior fiscal year, and net revenues in Europe of $72.5 million, an increase of 52 percent. This net revenue growth was the result of strong demand for products offered by the Company's Design Solutions and Personal Solutions operating segments such as AutoCAD Mechanical Desktop 2.0, AutoCAD LT97, AutoCAD Map 2.0, and incremental revenues associated with the May 1998 acquisition of various mechanical computer-aided-design software and technologies from Genius (see Note 2 to the condensed consolidated financial statements). Sales of AutoCAD and AutoCAD upgrades accounted for approximately 65 percent and 74 percent of the Company's consolidated net revenues in the second quarter of fiscal years 1999 and 1998, respectively. The stronger value of the US dollar, relative to certain international currencies, primarily the Japanese yen and the Australian dollar, negatively impacted net revenues in the second quarter of the current fiscal year by $4.4 million when compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 57 percent of the Company's revenues in the first quarter of fiscal year 1999 as compared to 58 percent in the same period of the prior fiscal year.

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

Marketing and sales. Marketing and sales expenses were 35 percent and 38 percent of net revenues in the second quarter of fiscal years 1999 and 1998, respectively. Actual spending increased 11 percent as a result of higher employee costs and incremental spending related to the May 1998 acquisition of Genius (see Note 2). The Company expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote Autodesk's competitive position. Accordingly, the Company expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 19 percent and 20 percent of net revenues in the second quarter of fiscal years 1999 and 1998, respectively. Actual research and development spending (including capitalized software development costs of $434,000 in the second quarter of fiscal year 1998) increased by 14 percent from the same period in the prior fiscal year due to the addition of software engineers, expenses associated with the development of new and enhanced products, including the next release of AutoCAD, and incremental costs associated with the acquisition of Genius (see
Note 2). The Company anticipates that research and development expenses will increase in future periods as a result of product development efforts by the Company's market groups and incremental personnel costs. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 16 percent of net revenues in the second quarter of fiscal year 1999 as compared to 15 percent of net revenues in the second quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 37 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses ($2.5 million increase), amortization of intangibles recorded in connection with the acquisition of Genius (see Note 2) ($1.5 million increase), costs related to the Company's Year 2000 compliance program ($0.9 million), and costs associated with the ongoing nonpublic Federal Trade Commission investigation of Autodesk's business practices ($0.8 million). The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems and making any additional corrections to the Company's infrastructure in connection with its Year 2000 compliance program; and to amortize goodwill and other intangible assets associated with recent business combinations.

Nonrecurring charges--Genius acquisition. On May 4, 1998, the Company entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company to purchase various mechanical computer-aided-design ("CAD") software applications and technologies (the "acquisition"). In consideration for this acquisition, the Company paid Genius approximately $69 million in cash. The acquisition has been accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded a charge for in-process research and development of $13.1 million, all of which was recorded in the quarter ended July 31, 1998.

IN-PROCESS TECHNOLOGIES
OVERVIEW

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features and technical performance requirements.

As of the acquisition date, Genius had initiated the research and development effort related to the product features and functionality that will reside in the next versions of the (i) Genius AutoCAD, (ii) Genius Desktop, (iii) Genius Vario, and (iv) Genius Modules product families.

With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Genius prior to the close of the acquisition. Following are the estimated completion percentages, estimated technology lives and projected introduction dates:

                                                             PERCENT        TECHNOLOGY         INTRODUCTION
GENIUS IN-PROCESS TECHNOLOGIES                              COMPLETED          LIFE               DATES
----------------------------------------------------     ---------------- ----------------- -----------------
Genius AutoCAD Version R15                                     45%            6 years        mid/late 1999
Genius Desktop Version 3.0                                     40%            4 years           Sept. 1998
Genius AutoCAD LT 1998                                         20%            5 years         mid/late 1999
Genius Vario Version R15                                       20%            3 years          mid/late 1999
Genius Modules Version R15                                     20%            3 years         mid/late 1999

A brief description of the acquired in-process projects is set forth below:

Genius AutoCAD and Genius Desktop
---------------------------------
The substantial technological improvements under development at the time of the acquisition included modernizing the code and significantly improving the ease of use of the products.

Modernizing the code. Modernization of the code for Genius Desktop and Genius AutoCAD included a complete replacement of the existing LISP based code with modern ARX/object oriented code. The Company determined through technical due diligence that a substantial portion of the source code in both Genius Desktop and Genius AutoCAD was based on LISP, with remaining code based on ADS. Replacing the LISP and ADS code was anticipated to improve significantly the flexibility (e.g., to add additional features) and performance of the products.

It was uncertain, however, whether all of the existing features could be easily converted to ObjectARX oriented code and what impact this conversion would have on any new features currently being developed. Autodesk estimates that this conversion may take several releases in order to be fully complete. Partially completed conversions for the interim product releases are expected to rely on a combination of source code from LISP and ObjectARX code.

Ease of use. Working through an application programming interface ("API") for the Autodesk products, a significant issue under continual development is the level of functionality and ease of use of the features which require access to the Autodesk product code. As a result of the acquisition, the Company anticipates that a significant level of effort would be required to either expand or remove these API's to increase the functionality and usability of features, and to improve the interoperability of the products with Autodesk's offerings.

A significant risk factor associated with this development effort is the impact that removal of the API may have on the functionality of a given feature, and the additional development effort required to restore a feature to its current functionality (before any improvements in this functionality can be made). Similar to development effort associated with modernizing the code, the Company expects that it may take several releases of both of these products to fully achieve this technological milestone. The Company estimated, for purposes of its valuation, that at the date of the Genius acquisition, development projects associated with the next release of Genius AutoCAD and Genius Desktop were approximately 45 percent and 40 percent completed, respectively. Estimated costs to be incurred to reach technological feasibility as of the date of acquisition were less than $800,000 for Genius AutoCAD and less than $500,000 for Genius Desktop.

Genius AutoCAD LT
-----------------
The most significant technological challenge for the Genius AutoCAD LT product offering was the fact API's to AutoCAD LT (the Autodesk product on which Genius LT runs) did not exist. To develop features for Genius AutoCAD LT, workarounds through the Windows interface are required. Genius had reverse engineered the AutoCAD LT. product to build the Genius AutoCAD LT. software product. This resulted in a product which was extremely fragile and vulnerable to change in AutoCAD LT. and Microsoft Windows. Therefore the product is dependent on both the AutoCAD LT releases and the Microsoft Windows releases. Expanding and improving the features given Genius' limited access to the platform product, AutoCAD LT, was expected to result in a substantial development effort pre-acquisition. In addition, improving the interoperability of the Genius LT product and AutoCAD LT also posed a significant technological challenge to Autodesk post-acquisition. The Company estimated that the next release of Genius AutoCAD LT project, for purposes of its valuation, was approximately 20 percent complete at the date of the acquisition. Estimated costs to be incurred to reach technological feasibility as of the date of acquisition were less than $200,000.

Genius Vario and Modules
------------------------
Genius Vario, which runs on top of AutoCAD, currently ships in a two-dimensional version. At the date of acquisition, a three-dimensional version was under development. The three-dimensional version is a significant shift in technology, from handling two-dimensional drawings to three-dimensional models, and the increasing complexity which results. Developing three-dimensional Vario involved developing parametric modeling in three dimensions--an area which has significant new development challenges and is far more speculative than two-dimensional parametric modeling. In addition, the three-dimensional Vario product is intended to provide much more Internet functionality than is currently available. The Company estimated that the next release of Genius Vario and Modules projects were approximately 20 percent complete at the date of the acquisition. Estimated costs to be incurred to reach technological feasibility for the Genius Vario and Modules projects as of the date of acquisition were less than $25,000.

VALUATION ANALYSIS

Revenue
-------
The revised value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Genius which represent the process and expertise employed to develop mechanical design application software designed to work in conjunction with Autodesk's mechanical CAD products. Future revenue estimates were generated from the following product families: (i) Genius AutoCAD, (ii) Genius Desktop, (iii) Genius AutoCAD LT, (iv) Genius Vario, and
(v) Genius Modules. Aggregate revenue for Genius products was estimated to be less than $20 million for the period from May 4, 1998 to January 31, 1999. Thereafter, revenue was estimated to increase at rates ranging from 25 to 33 percent for fiscal years 2000 through 2004, stabilizing at 20 percent growth for the remainder of the estimation period. Year-to-year revenue growth estimates were developed based on an expanding market for CAD software products and the ability of Autodesk to maintain its position in the market. The growth rates contained in the first five years of the projections are greater than those historically experienced by Autodesk and result in large part from the expansion of the Genius products into Autodesk's existing worldwide sales channels, particularly in North America and Asia Pacific, which historically have not contributed significant revenues to Genius.

As stated previously, revenues for developed technology were estimated by management for the remainder of fiscal year 1999 through fiscal year 2004. Management's estimates reflect a gradual decline in revenues from developed technologies after considering historical product life cycles and anticipated product release dates. While revenues derived from both developed and in-process technologies are estimated to decline over the next several fiscal years, overall revenues attributable to the Genius products and technologies are anticipated to grow in absolute dollars and as a percentage of aggregate revenue to reflect the growth of future (yet-to-be-developed) technologies.

Management's analysis also considered anticipated product release dates for Autodesk's mechanical CAD products, as well as release dates for the various acquired Genius products and technologies which are interoperable with Autodesk's mechanical CAD products. The overall technology life was estimated to be approximately three to four years for the Genius Desktop and Genius Vario and Modules products, and approximately five to six years for all other Genius products and technologies purchased by Autodesk.

Operating expenses
------------------
Operating expenses used in the valuation analysis of Genius included (i) cost of revenues, (ii) general and administrative expense, (iii) marketing and sales expense, and (iv) research and development expense. In developing future expense estimates, it was estimated that the Genius operations would be merged into Autodesk's operating structure. Selected operating expense assumptions were based on an evaluation of Autodesk's overall business model, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics.

Cost of revenues. Cost of revenues, expressed as a percentage of revenue, for the developed and in-process technologies identified in the valuation was estimated to be 11% throughout the estimation period. The Company's cost of revenues was 13% for fiscal 1996 and fiscal 1997, and 12% for fiscal 1998.

General and administrative. General and administrative expense, expressed as a percentage of revenue, for the developed and in-process technologies identified in the valuation ranged from 8.5 percent in fiscal year 1999 to 6.0 percent in fiscal year 2002. Thereafter, general and administrative expenses, expressed as a percentage of revenue for the developed and in-process technologies identified in valuation were estimated to stabilize at 5.0 percent of revenue. For the fiscal year ended January 31, 1998, Autodesk's general and administrative expense, excluding depreciation and amortization, was approximately 9 percent.

Marketing and sales. Marketing and sales expense, expressed as a percentage of revenue, for the developed and in-process technologies identified in the valuation, was estimated to be 25 percent throughout the estimation period, based on the Company's historical experience with similar products.

Research and development. Research and development ("R&D")expenses consist of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 2.5 percent of revenue for the developed and in-process technologies throughout the estimation period.

Effective income tax rate
-------------------------
The effective income tax rate utilized in the analysis of in-process technology was 34 percent in fiscal year 1999 and in the mid 30 percent range thereafter, which reflects Autodesk's current combined federal and state statutory income tax rate, exclusive of nonrecurring charges and its estimated income tax rate in future years.

Discount rate
-------------
The discount rates selected for developed and in-process technology were 15.0 percent and 20.0 percent, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital ("WACC") (15.0 percent) and (ii) the Weighted Average Return on Assets (15.7 percent). The discount rate utilized for the in-process technology was determined to be higher than Autodesk's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Autodesk's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

ALLOCATION OF VALUE

The fair values of the assets acquired from Genius were allocated between Europe and the rest of the world ("ROW"), which consisted of the U.S. and Asia. The allocation of assets among Europe and ROW was based on revenue expected to be generated on Genius products. Based on the management's revenue forecast for fiscal years 1998 through 2003, it was determined that 60 percent of Genius' products total sales are expected to be generated in Europe, while the remaining 40 percent of sales are expected to be generated in ROW. Accordingly, the identified intangible assets were allocated 60 percent to Europe and 40 percent to ROW. The results of the allocation of values between Europe and ROW based assets are as follows:

                                                             GEOGRAPHIC ALLOCATION
                                               ---------------------------------------------------
IDENTIFIED INTANGIBLE ASSET                            EUROPE                       ROW
---------------------------------------        ---------------------      ------------------------
Developed Technology                                     $7,620,000                    $5,080,000
In-Process Technology                                     7,860,000                     5,240,000
Trademark, trade name and other
intangible assets                                           660,000                       440,000

COMPARISON TO ACTUAL RESULTS

To date, revenues and operating expenses attributable to in-process technologies associated with the Genius acquisition are consistent with management's projections. Based upon factors currently known, management believes the revenues and operating expenses associated with these in-process technologies will favorably impact Autodesk's consolidated results of operations and financial position. Failure to complete the development of these projects in their entirety, or in a timely manner, could have an adverse impact on Autodesk's operating results, financial condition and results of operations. Additionally, the value of other intangible assets acquired from Genius may become impaired.

Nonrecurring charges--Other. During the three months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reductions in Asia Pacific in response to current economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million). These charges reduced income after tax by approximately $5.9 million ($0.12 per share on a diluted basis). The restructurings noted above are expected to be completed by the end of Autodesk's fiscal year ending January 31, 1999. See Note 8 to the condensed consolidated financial statements for further explanation.

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

Interest and other income. Interest and other income was $6.4 million in the second quarter of fiscal year 1999 compared to $2.4 million in the corresponding period of the prior year. The increase is largely due to the reversal of $2.7 million into interest income related to the VMI settlement (see Note 3 to the unaudited Condensed Consolidated Financial Statements). Also contributing to the year-over-year increase was a $1.3 million gain realized upon the sale of technical programs and related documentation, certain tangible fixed assets, copyrights, tradenames, and other intangible assets associated with Autodesk's Picture This Home!(R) software programs and series of consumer titles. Autodesk did not transfer any liabilities as part of this sale.

Provision for income taxes. Excluding the nonrecurring $13.1 million charge for in-process research and development expenses associated with the acquisition of Genius, the Company's effective income tax rate was 35.5 percent in the second quarter of fiscal year 1999 compared to 38.5 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate. The tax provision includes a $0.7 million benefit on the $13.1 million charge for in-process research and development. The benefit from this charge is less than the U.S. statutory rate since a portion of it will not be deductible for U.S. tax purposes. Additionally, a valuation allowance has been established for a portion of the deferred tax asset which is deductible for U.S. tax purposes over an extended period of time.

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

Marketing and sales. As a percentage of net revenues, marketing and sales expenses decreased from 41 percent in the six months ended July 31, 1998 to 35 percent in the corresponding period of the current fiscal year. Actual spending for this period increased 17 percent as a result of higher employee costs as well as increased marketing costs associated with the launch of products acquired from Genius and other new and enhanced product offerings.

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

General and administrative. General and administrative expenses were 16 percent of net revenues for the six months ended July 31, 1998, and 15 percent of net revenues in the same period of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 44 percent for the six months ended July 31, 1998 from the same period of the prior fiscal year, primarily because of increased employee-related expenses ($5.2 million increase), amortization of intangibles recorded in connection with the Softdesk merger and the acquisition of Genius ($3.4 million), costs incurred to ensure that the Company's infrastructure is year 2000 compliant ($1.8 million), and costs incurred in the ongoing nonpublic FTC investigation ($0.8 million).

Nonrecurring charges--Genius acquisition. The Genius acquisition comprised of approximately $13.1 million of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, accordingly, this amount was charged to operations in the second quarter of fiscal year 1999.

Nonrecurring charges--Other. During the three months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reductions in Asia Pacific in response to current economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million). The restructurings noted above are expected to be completed by the end of Autodesk's fiscal year ending January 31, 1999. See Note 8 to the condensed consolidated financial statements for further explanation.

Nonrecurring charges--prior year transactions. On March 31, 1997, the Company exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk, Inc. Based on the value of Autodesk stock and options exchanged, the transaction, including transaction costs, was valued at approximately $94 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to capitalized software, purchased technologies, and intangible assets. Approximately $19.2 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. Approximately $3.0 million of technology acquired from 3D/Eye during the first quarter of fiscal year 1998 also represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $19.2 million and the $3.0 million were charged to operations in the first quarter of fiscal year 1998. These charges reduced net income for the period by approximately $21.1 million ($0.46 per share on a diluted basis) and reflect the fact that the one-time charge for acquired in-process research and development recorded in connection with the Softdesk transaction was not deductible for income tax purposes.

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

Interest and other income. Interest and other income for the six months ended July 31, 1998 was $8.6 million as compared to $4.8 million for the same period in the prior fiscal year. Interest income was $6.1 million for the first six months of the current fiscal year as compared with $3.3 million in the prior fiscal year. The fiscal year 1999 amount included $2.7 million representing the interest portion of the VMI settlement (see Note 3 to the unaudited Condensed Consolidated Financial Statements). Also contributing to the year-over-year increase was a $1.3 million gain realized upon the sale of technical programs and related documentation, certain tangible fixed assets, copyrights, tradenames, and other intangible assets associated with Autodesk's Picture This Home!(R) software programs and series of consumer titles. Autodesk did not transfer any liabilities as part of this sale.

Provision for income taxes. The Company's effective income tax rate, excluding the one-time charge for acquired in-process research and development, was 35.5 percent for the first half of fiscal year 1999 as compared to 39 percent for the same period in the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate. The $0.7 million benefit from the $13.1 million charge for in-process research and development associated with the acquisition of Genius is less than the U.S. statutory rate as a portion of it will not be deductible for U.S. tax purposes. Additionally, a valuation allowance has been established for a portion of the deferred tax asset which is deductible for U.S. tax purposes over an extended period of time.

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

As further described in Note 2 to the condensed consolidated financial statements, on May 4, 1998, the Company acquired the mechanical applications business of Genius for approximately $69 million in cash, which includes fees and expenses. As discussed in Note 9, on January 18, 1999, the Company announced an amended agreement to acquire Discreet by the issuance of 0.33 shares of Autodesk's common stock or 0.33 exchangeable shares (which can be exchanged, at the holder's election, for one share of the Company's common stock), in exchange for each outstanding share of Discreet. There can be no assurance that the anticipated benefits of the Genius acquisition, the Discreet acquisition, and any future mergers, acquisitions, or asset purchases will be realized.

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

In addition to correcting the business and operating systems used by the Company in the ordinary course of business as described above, the Company has also reviewed all products it currently produces internally for sale to third parties to determine compliance of its products. Currently sold products either have been found to be substantially compliant or are currently being tested for compliance. However, many Autodesk products run on application systems produced and sold by third-party vendors. There can be no assurance that these application systems will be converted in a timely manner, and any failure in this regard may cause Autodesk products not to function as designed. Any future costs associated with ensuring that the Company's products are compliant with the year 2000 are not expected to have a material impact on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury notes, totaled $293.4 million at July 31, 1998, compared to $301.3 million at January 31, 1998. The $7.9 million decrease in cash, cash equivalents, and marketable securities was due primarily to the acquisition of Genius ($69.3 million), payments to retire common stock ($48.9 million), and purchases of fixed assets ($9.9 million). This decrease was partially offset by cash generated from operations ($57.7 million) and proceeds from the issuance of common stock ($66.2 million).

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

In August 1998, the Autodesk Board rescinded its authorization of all stock repurchase programs.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 25, 1998, the following individuals were elected to the Board of Directors:

                                                              Votes For                Votes Withheld
                                                              ----------               --------------
       Carol A. Bartz                                         40,902,335                    361,363
       Mark A. Bertelsen                                      40,835,399                    428,299
       Crawford W. Beveridge                                  41,013,658                    250,040
       J. Hallam Dawson                                       41,013,084                    250,614
       Paul S. Otellini                                       40,772,390                    491,308
       Mary Alice Taylor                                      41,013,497                    250,201
       Morton Topfer                                          41,014,029                    249,669

The following proposal was approved at the Company's Annual Meeting:

                                                      Affirmative           Negative             Votes
                                                         Votes               Votes             Withheld
                                                      -----------         -----------        -----------
1.   Ratify the appointment of Ernst & Young LLP       41,207,619            33,120             22,959
     as independent auditors for the fiscal year
     ending January 31, 1999.


ITEM 5.  OTHER INFORMATION

The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended. As amended, Rule 14a-4(c)(1) provides that a proxy may confer discretionary authority to vote on a matter for an annual meeting of stockholders if the proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement. The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on May 22, 1998. Accordingly, if a proponent does not notify the Company on or before April 7, 1999 of a proposal for the 1999 Annual Meeting of Stockholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits
          --------

          27.0     Financial Data Schedule restated for the period ended July
                   31, 1998

          Reports on Form 8-K
          -------------------

          On May 15, 1998 the Company filed a report on Form 8-K describing the May 4, 1998 purchase of Genius. (See Note 2 for further discussion).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  February 3, 1999

                                 AUTODESK, INC.
                                 (Registrant)

                                 /s/ CAROL A. BARTZ
                                 -----------------------
                                 Carol A. Bartz
                                 Chairman and Chief Executive Officer


                                 /s/  STEVE CAKEBREAD
                                 -----------------------
                                 Steve Cakebread
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)