Form 10-Q/A
period 1998-10-31
AUTODESK INC
filed 1999-02-04
CIK 769397

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
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (RESTATED -- SEE NOTE 1):

         Condensed Consolidated Statement of Operations
          Three and nine months ended October 31, 1998 and 1997....     3

         Condensed Consolidated Balance Sheet
          October 31, 1998 and January 31, 1998....................     4

         Condensed Consolidated Statement of Cash Flows
          Nine months ended October 31, 1998 and 1997..............     6

         Notes to Condensed Consolidated Financial Statements......     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................    13

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................    28

ITEM 5.  OTHER INFORMATION.........................................    28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................    28

         SIGNATURES................................................    28

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)
                                   (RESTATED)


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            OCTOBER 31,          OCTOBER 31,
                                         ------------------  -------------------
                                           1998      1997      1998       1997
                                         --------  --------  ---------  --------
Net revenues                             $177,178  $162,195  $551,022   $435,275

Costs and expenses:
  Cost of revenues                         18,250    17,656    56,648     52,614

  Marketing and sales                      63,910    60,215   194,608    171,571

  Research and development                 37,259    33,050   107,769     91,085

  General and administrative               31,132    22,976    90,718     64,384

  Nonrecurring charges                          -         -    21,985     22,187

  Litigation accrual reversal                   -         -   (18,200)         -
                                         --------  --------  --------   --------
                                          150,551   133,897   453,528    401,841
                                         --------  --------  --------   --------
Income from operations                     26,627    28,298    97,494     33,434

Interest and other income, net              2,340     2,617    10,986      7,391
                                         --------  --------  --------   --------
Income before income taxes                 28,967    30,915   108,480     40,825

Provision for income taxes                 10,593    11,787    42,974     23,144
                                         --------  --------  --------   --------
Net income                               $ 18,374  $ 19,128  $ 65,506   $ 17,681
                                         ========  ========  ========   ========
Basic net income per share                  $0.40     $0.41     $1.41      $0.38
                                         ========  ========  ========   ========
Diluted net income per share                $0.39     $0.37     $1.34      $0.35
                                         ========  ========  ========   ========
Shares used in computing
  basic net income per share               46,510    47,160    46,510     47,050
                                         ========  ========  ========   ========
Shares used in computing
  diluted net income per share             47,360    51,480    48,760     50,350
                                         ========  ========  ========   ========




                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)
                                   (Restated)


                                                              October 31, 1998   January 31, 1998
                                                              -----------------  -----------------
                                                                 (Unaudited)         (Audited)

Current assets:
  Cash and cash equivalents                                          $  76,640           $ 96,089
  Marketable securities                                                261,032            100,399
  Accounts receivable, net                                              89,603             60,856
  Inventories                                                            6,667              7,351
  Deferred income taxes                                                 25,296             27,577
  Prepaid expenses and other current assets                             19,842             15,430
                                                                     ---------           --------
    Total current assets                                               479,080            307,702
                                                                     ---------           --------
Marketable securities, including a restricted
 balance of $18,000 at January 31, 1998                                      -            104,831

Computer equipment, furniture, and leasehold
 improvements, at cost:
  Computer equipment and furniture                                     125,344            117,434
  Leasehold improvements                                                22,647             20,505
  Less accumulated depreciation                                       (108,831)           (98,800)
                                                                     ---------           --------
   Net computer equipment, furniture, and
    leasehold improvements                                              39,160             39,139
Purchased technologies and capitalized software, net                    34,640             33,373
Goodwill, net                                                           72,946             44,982
Deferred income taxes                                                   14,063             13,782
Other assets                                                            22,656             19,681
                                                                     ---------           --------
                                                                     $ 662,545           $563,490
                                                                     =========           ========




                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Restated)



                                             October 31, 1998   January 31, 1998
                                             -----------------  -----------------
                                                (Unaudited)         (Audited)

Current liabilities:
  Accounts payable                                   $ 29,660           $ 26,417
  Accrued compensation                                 37,940             34,962
  Accrued income taxes                                 92,685             76,465
  Deferred revenues                                    16,735             18,934
  Other accrued liabilities                            50,507             42,709
                                                     --------           --------
    Total current liabilities                         227,527            199,487
                                                     --------           --------

Deferred income taxes                                     499                481
Litigation accrual                                          -             29,328
Other liabilities                                       2,120              1,255


Stockholders' equity:
  Common stock                                        345,735            299,315
  Retained earnings                                    87,266             50,279
  Foreign currency translation adjustment                (602)           (16,655)
                                                     --------           --------
    Total stockholders' equity                        432,399            332,939
                                                     --------           --------
                                                     $662,545           $563,490
                                                     ========           ========




                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                   (RESTATED)

                                                                                  NINE MONTHS ENDED
                                                                                     OCTOBER 31,
                                                                                 ---------------------
                                                                                   1998        1997
                                                                                 ---------   ---------
Operating activities
 Net income                                                                      $  65,506   $  17,681
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Charge for acquired in-process research and development                          13,100      22,187
   Depreciation and amortization                                                    40,127      35,805
   Litigation accrual reversal                                                     (20,900)          -
   Net gain on disposition of business unit                                         (1,307)          -
   Write-off of purchased technology                                                 2,233           -
   Changes in operating assets and liabilities                                     (10,952)     26,344
                                                                                 ---------   ---------
Net cash provided by operating activities                                           87,807     102,017
                                                                                 ---------   ---------

Investing activities
 Net purchases of marketable securities                                            (55,802)    (45,580)
 Business combinations, net of cash acquired                                       (69,279)     (5,766)
 Net purchases of computer equipment, furniture, and
  leasehold improvements                                                           (11,369)    (10,520)
 Proceeds from disposition of business unit                                          5,137           -
 Purchases of software technologies, capitalization
  of software costs, and other                                                      (7,632)    (11,302)
                                                                                 ---------   ---------
Net cash used in investing activities                                             (138,945)    (73,168)
                                                                                 ---------   ---------

Financing activities
 Proceeds from issuance of common stock                                             74,677      74,327
 Repurchase of common stock                                                        (48,866)   (116,132)
 Dividends paid                                                                     (8,394)     (8,557)
                                                                                 ---------   ---------
Net cash provided by (used in) financing activities                                 17,417     (50,362)
                                                                                 ---------   ---------

Effect of exchange rate changes on cash                                             14,272        (277)
                                                                                 ---------   ---------

Net decrease in cash and cash equivalents                                          (19,449)    (21,790)
Cash and cash equivalents at beginning of year                                      96,089      64,814
                                                                                 ---------   ---------
Cash and cash equivalents at end of quarter                                      $  76,640   $  43,024
                                                                                 =========   =========

Supplemental cash flow information:
  Cash paid during the period for income taxes                                   $   6,642   $   5,071
                                                                                 =========   =========
Supplemental noncash information:
  Common stock received in relation to the
  equity collar (see Note 5)                                                     $   4,265   $       -
                                                                                 =========   =========
  Common stock issued in connection with the
  acquisition of Softdesk, Inc.                                                  $       -   $  92,021
                                                                                 =========   =========

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

The condensed consolidated financial statements at October 31, 1998 and for the three- and nine- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at October 31, 1998 should be read in conjunction with the consolidated financial statements, as restated, and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1998. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

On March 31, 1997, Autodesk acquired Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based applications software for the architecture, engineering, and construction market, and on May 4, 1998, acquired from Genius CAD Software GmbH ("Genius") various mechanical computer-aided-design software and technologies. Both of these acquisitions were accounted for as business combinations using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," the costs of these acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The amounts allocated to in-process research and development of $55.1 and $28.8 million for Softdesk and Genius, respectively, were expensed in the periods in which the acquisitions were consummated in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development ("IPR&D"), the Company has re-evaluated its IPR&D charges on the Softdesk and Genius acquisitions, revised the purchase price allocations and restated its financial statements. As a result, Autodesk has made adjustments to decrease the amounts previously expensed as in-process research and development and increase the amounts capitalized as goodwill and other intangibles relating to the Softdesk and Genius acquisitions by $35.9 million and $15.7 million, respectively.

   The effect of these adjustments on previously reported consolidated financial statements for the three and nine months ended October 31, 1998 and 1997 are as follows (in thousands except per share data):

                                                 Three months ended         Three months ended
                                                  October 31, 1998           October 31, 1997
                                                ---------------------       ------------------
                                              As Reported   Restated        As Reported  Restated
                                              -----------   --------        -----------  --------
Nonrecurring charges..........................   $    -       $    -         $     -      $    -
General and administrative....................    28,840       31,132          21,292      22,976
Cost of revenues..............................    18,146       18,250          17,512      17,656
Income from operations........................    29,023       26,627          30,126      28,298
Provision for income taxes....................    10,663       10,593          11,787      11,787
Net income....................................    20,700       18,374          20,956      19,128
Basic net income per share....................   $  0.45      $  0.40        $   0.44     $  0.41
Diluted net income per share..................   $  0.44      $  0.39        $   0.41     $  0.37

                                                 Nine months ended          Nine months ended
                                                  October 31, 1998           October 31, 1997
                                                ---------------------       ------------------
                                              As Reported   Restated        As Reported  Restated
                                              -----------   --------        -----------  --------
Nonrecurring charges..........................   $37,692      $21,985        $ 58,087     $22,187
General and administrative....................    84,306       90,718          60,455      64,384
Cost of revenues..............................    56,129       56,648          52,278      52,614
Income from operations........................    88,718       97,494           1,799      33,434
Provision for income taxes....................    42,251       42,974          23,144      23,144
Net income (loss).............................    57,453       65,506         (13,954)     17,681
Basic net income (loss) per share.............   $  1.24      $  1.41        $  (0.30)    $  0.38
Diluted net income (loss) per share...........   $  1.18      $  1.34        $  (0.30)    $  0.35

                                                       As of                      As of
                                                 October 31, 1998              October 31, 1997
                                                 ----------------              ----------------
                                               As Reported   Restated        As Reported  Restated
                                               -----------   --------        -----------  --------
Purchased technologies and
 capitalized software, net ...................   $33,949      $34,640        $ 33,998     $35,962

Goodwill, net.................................    35,054       72,946          18,545      48,216
Deferred income taxes (non-current asset).....    14,786       14,063            ----        ----
Retained earnings.............................    49,406       87,266          42,598      74,233

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

(In thousands)
  Inventory                                                                                         $   200
  Net fixed assets                                                                                      200
  Purchased in-process research and development charged to operations in the quarter ended
    July 31, 1998                                                                                    13,100
  Purchased technology and other intangible assets                                                   13,800
  Goodwill                                                                                           41,600
                                                                                                    -------
   Total purchase consideration                                                                     $68,900
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

6. Net Income Per Share
   --------------------

Basic net income per share is calculated using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

                                   Three months ended        Nine months ended
                                       October 31,              October 31,
                                       -----------              -----------
                                      1998      1997           1998      1997
                                      ----      ----           ----      ----
(In thousands)
Numerator:
 Numerator for basic
  and diluted per share
  amounts--net income               $  18,374  $ 19,128        $ 65,506  $17,681
                                    =========  ========        ========  =======

Denominator:
 Denominator for basic
  net income per share--
  weighted average shares              46,510    47,160          46,510   47,050
  Effect of dilutive common
      stock options                       850     4,320           2,250    3,300
                                       ------    ------          ------   ------

Denominator for dilutive net income
  per share                            47,360    51,480          48,760   50,350
                                    =========  ========        ========  =======

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

Autodesk's total comprehensive income was as follows:

                                       Three months ended   Nine months ended
                                           October 31,         October 31,
                                       -------------------  ------------------
                                         1998      1997       1998      1997
                                       --------  ---------  --------  --------
 (In thousands)
 Net income                             $18,374   $19,128    $65,506   $17,681
 Other comprehensive income              18,454    (1,259)    16,336     1,738
                                        -------   -------    -------   -------

  Total comprehensive income            $36,828   $17,869    $81,842   $19,419
                                        =======   =======    =======   =======

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

9. Business Combinations
   ---------------------

On August 20, 1998, the Company announced a definitive agreement to acquire Discreet Logic Inc. ("Discreet"), a company that develops, assembles, markets and supports non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, and HDTV. On September 23, 1998, November 18, 1998, December 18, 1998, and January 18, 1999,
respectively, the Company, Discreet, and certain affiliates of the Company amended the acquisition agreement. Under the terms of the amended agreement, the Company will exchange 0.33 shares of its common stock, or 0.33 exchangeable shares (which can be exchanged, at the holder's election, for one share of the Company's common stock), for each outstanding share of Discreet. Based on the number of Discreet Common Shares outstanding and the number of Discreet Common Shares issuable upon exercise of outstanding Discreet Share Options as of October 31, 1998, the transaction is expected to result in the issuance of approximately 9.9 million shares of Autodesk common stock. The transaction, which will be accounted for using the pooling of interests method, is expected to be completed during the Company's first quarter of fiscal year 2000, subject to certain regulatory approvals and the approval of Discreet and Autodesk shareholders.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR AUTODESK'S PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND AUTODESK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 22, AS WELL AS FACTORS SET FORTH IN AUTODESK'S ANNUAL REPORT ON FORM 10-K/A.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 31, 1997, Autodesk acquired Softdesk, Inc. ("Softdesk"), a leading supplier of AutoCAD-based applications software for the architecture, engineering, and construction market, and on May 4, 1998, acquired from Genius CAD Software GmbH ("Genius") various mechanical computer-aided-design software and technologies. Both of these acquisitions were accounted for as business combinations using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," the costs of these acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The amounts allocated to in-process research and development of $55.1 and $28.8 million for Softdesk and Genius, respectively, were expensed in the periods in which the acquisitions were consummated in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development ("IPR&D"), the Company has re-evaluated its IPR&D charges on the Softdesk and Genius acquisitions, revised the purchase price allocations and restated its financial statements. As a result, Autodesk has made adjustments to decrease the amounts previously expensed as in-process research and development and increase the amounts capitalized as goodwill and other intangibles relating to the Softdesk and Genius acquisitions by $35.9 million and $15.7 million, respectively.

   The effect of these adjustments on previously reported consolidated financial statements for the three and nine months ended October 31, 1998 and 1997 are as follows (in thousands except per share data):

                                                 Three months ended         Three months ended
                                                  October 31, 1998           October 31, 1997
                                                ---------------------       ------------------
                                              As Reported   Restated        As Reported  Restated
                                              -----------   --------        -----------  --------
Nonrecurring charges..........................   $    -       $    -         $     -      $    -
General and administrative....................    28,840       31,132          21,292      22,976
Cost of revenues..............................    18,146       18,250          17,512      17,656
Income from operations........................    29,023       26,627          30,126      28,298
Provision for income taxes....................    10,663       10,593          11,787      11,787
Net income....................................    20,700       18,374          20,956      19,128
Basic net income per share....................   $  0.45      $  0.40        $   0.44     $  0.41
Diluted net income per share..................   $  0.44      $  0.39        $   0.41     $  0.37



                                                       Nine months ended             Nine months ended
                                                       October 31, 1998               October 31, 1997
                                                     ---------------------         ---------------------
                                                     As Reported   Restated        As Reported  Restated
                                                     -----------   --------        -----------  --------

Nonrecurring charges..........................          $37,692      $21,985        $ 58,087   $22,187
General and administrative....................           84,306       90,718          60,455    64,384
Cost of revenues..............................           56,129       56,648          52,278    52,614
Income from operations........................           88,718       97,494           1,799    33,434
Provision for income taxes....................           42,251       42,974          23,144    23,144
Net income (loss).............................           57,453       65,506         (13,954)   17,681
Basic net income (loss) per share.............          $  1.24      $  1.41        $  (0.30)  $  0.38
Diluted net income (loss) per share...........          $  1.18      $  1.34        $  (0.30)  $  0.35


                                                       As of                     As of
                                                  October 31, 1998           October 31, 1997
                                                  ----------------           ----------------
                                              As Reported    Restated      As Reported  Restated
                                              -----------    --------      -----------  --------
Purchased technologies and
 capitalized software, net ...................   $33,949      $34,640         $33,998  $35,962
Goodwill, net.................................    35,054       72,946          18,545   48,216
Deferred income taxes (non-current asset).....    14,786       14,063            ----     ----
Retained earnings.............................    49,406       87,266          42,598   74,233

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

General and administrative. General and administrative expenses were 18 percent of net revenues in the third quarter of fiscal year 1999 as compared to 14 percent of net revenues in the third quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 35 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses (a $3 million increase), amortization of intangibles recorded in connection with the acquisition of Genius (see Note 2 of the condensed consolidated financial statements) ($1.7 million), costs related to the Company's Year 2000 compliance program ($1 million), and costs associated with the ongoing nonpublic Federal Trade Commission investigation of Autodesk's business practices ($0.4 million). The Company currently expects that general and administrative expenses will increase in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems and making any additional corrections to the Company's infrastructure in connection with its Year 2000 compliance program.

Interest and other income. Interest and other income remained relatively constant between the third quarter of fiscal year 1998 and the corresponding period of the current fiscal year. Interest and other income was $2.3 million in the third quarter of fiscal year 1999 compared to $2.6 million in the corresponding period of the prior fiscal year.

Provision for income taxes. The Company's effective income tax rate was 36.5 percent in the third quarter of fiscal year 1999 compared to 38 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate.

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

Marketing and sales. As a percentage of net revenues, marketing and sales expenses decreased to 35 percent of net revenues in the third quarter of fiscal year 1999 from 39 percent in the nine months ended October 31, 1997. Actual spending for this period increased 13 percent as a result of higher employee costs and increased marketing costs associated with new and enhanced product offerings.

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

General and administrative. General and administrative expenses were 16 percent of net revenues for the nine months ended October 31, 1998, and 15 percent of net revenues in the same period of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 41 percent for the nine months ended October 31, 1998 from the same period of the prior fiscal year, primarily because of increased employee-related expenses ($8 million increase), amortization of intangibles recorded in connection with the acquisition of Genius and the Softdesk merger ($5.1 million increase), other depreciation and amortization expenses ($2 million increase), costs incurred to ensure that the Company's infrastructure is year 2000 compliant ($3 million), and costs incurred in the ongoing nonpublic FTC investigation ($1.1 million).

Nonrecurring charges--Genius acquisition. On May 4, 1998, Autodesk entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company to purchase various mechanical computer-aided-design ("CAD") software applications and technologies (the "acquisition"). In consideration for this acquisition, Autodesk paid Genius approximately $69 million in cash. The acquisition has been accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded a charge for in-process research and development of $13.1 million, all of which was recorded during the three months ended July 31, 1998.

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

With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Genius prior to the close of the acquisition. Following are the estimated completion percentages, estimated technology lives and projected introduction dates:

                                                 PERCENT        TECHNOLOGY     INTRODUCTION
GENIUS IN-PROCESS TECHNOLOGIES                  COMPLETED           LIFE           DATES
----------------------------------------    -------------------------------------------------
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

Modernizing the code. Modernization of the code for Genius Desktop and Genius AutoCAD included a complete replacement of the existing LISP based code with modern ARX/object oriented code. The Company determined through technical due diligence that a substantial portion of the source code in both Genius Desktop and Genius AutoCAD was based on LISP, with remaining code based on ADS. Replacing the LISP and ADS code was anticipated to significantly improve the flexibility (e.g., to add additional features) and performance of the products.

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

A significant risk factor associated with this development effort is the impact that removal of the API may have on the functionality of a given feature, and the additional development effort required to restore a feature to its current functionality (before any improvements in this functionality can be made). Similar to the development effort associated with modernizing the code, the Company expects that it may take several releases of both of these products to fully achieve this technological milestone. The Company estimated, for purposes of its valuation, that at the date of the Genius acquisition, development projects associated with the next release of Genius AutoCAD and Genius Desktop were approximately 45 percent and 40 percent completed, respectively. Estimated costs to be incurred to reach technological feasibility as of the date of acquisition were less than $800,000 for Genius AutoCAD and less than $500,000 for Genius Desktop.

Genius AutoCAD LT
-----------------
The most significant technological challenge for the Genius AutoCAD LT product offering was the fact API's to AutoCAD LT (the Autodesk product on which Genius LT runs) did not exist. To develop features for Genius AutoCAD LT, workarounds through the Windows interface are required. Genius had reverse engineered the AutoCAD LT product to build the Genius AutoCAD LT software product. This resulted in a product which was extremely fragile and vulnerable to change in AutoCAD LT and Microsoft Windows. Therefore the product is dependent on both the AutoCAD LT releases and the Microsoft Windows releases. Expanding and improving the features given Genius' limited access to the platform product, AutoCAD LT, was expected to result in a substantial development effort pre-acquisition. In addition, improving the interoperability of the Genius LT product and AutoCAD LT also posed a significant technological challenge to Autodesk post-acquisition. The Company estimated that the next release of Genius AutoCAD LT project, for purposes of its valuation, was approximately 20 percent complete at the date of the acquisition. Estimated costs to be incurred to reach technological feasibility as of the date of acquisition were less than $200,000.

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

VALUATION ANALYSIS

Revenue
-------
The revised value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Genius which represent the process and expertise employed to develop mechanical design application software designed to work in conjunction with Autodesk's mechanical CAD products. Future revenue estimates were generated from the following product families: (i) Genius AutoCAD, (ii) Genius Desktop, (iii) Genius AutoCAD LT, (iv) Genius Vario, and
(v) Genius Modules. Aggregate revenue for Genius products was estimated to be less than $20 million for the period from May 4, 1998 to January 31, 1999. Thereafter, revenue was estimated to increase at rates ranging from 25 to 33 percent for fiscal years 2000 through 2004, stabilizing at 20 percent growth for the remainder of the estimation period. Year-to-year revenue growth estimates were developed based on an expanding market for CAD software products and the ability of Autodesk to maintain its position in the market. The growth rates contained in the first five years of the projections are greater than those historically experienced by Autodesk and are largely a result of the expansion of the Genius products into Autodesk's existing worldwide sales channels, particularly in North America and Asia Pacific, which historically have not contributed significant revenues to Genius.

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

Research and development. Research and development ("R&D") expenses consist of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 2.5 percent of revenue for the developed and in-process technologies throughout the estimation period.

Effective income tax rate
-------------------------
The effective income tax rate utilized in the analysis of in-process technology was 34 percent in fiscal year 1999 and in the mid 30-percent range thereafter, which reflects Autodesk's current combined federal and state statutory income tax rate, exclusive of nonrecurring charges and its estimated income tax rate in future years.

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

                                                               GEOGRAPHIC ALLOCATION
                                                     --------------------------------------------
IDENTIFIED INTANGIBLE ASSET                            EUROPE                            ROW
----------------------------------------------       -----------                      -----------
Developed Technology                                  $7,620,000                       $5,080,000
In-Process Technology                                  7,860,000                        5,240,000
Trademark, trade name and other intangible assets        660,000                          440,000

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

Interest and other income. Interest and other income for the nine months ended October 31, 1998 was $11.0 million as compared to $7.4 million for the same period in the prior fiscal year. Interest income was $7.8 million for the first nine months of the current fiscal year as compared with $5.0 million in the prior fiscal year. The fiscal year 1999 amount included $2.7 million representing the interest portion of the VMI settlement (see Note 3 to the unaudited Condensed Consolidated Financial Statements). Also contributing to the year-over-year increase was a $1.3 million gain realized upon the sale of technical programs and related documentation, certain tangible fixed assets, copyrights, tradenames, and other intangible assets associated with Autodesk's Picture This Home!(R) software programs and series of consumer titles. Autodesk did not transfer any liabilities as part of this sale.

Provision for income taxes. The Company's effective income tax rate, excluding the impact of nonrecurring charges, was 36 percent for the first nine months of fiscal year 1999 as compared to 38.5 percent for the same period in the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign sales corporation and foreign earnings that are taxed at rates different than the U.S. statutory rate. The $.7 million benefit from the $13.1 million charge in the second quarter of fiscal year 1999 for in-process research and development associated with the acquisition of Genius is less than the U.S. statutory rate as a portion of it will not be deductible for U.S. tax purposes. Additionally, a valuation allowance has been established for a portion of the deferred tax asset which is deductible for U.S. tax purposes over an extended period of time.

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

The AEC family of products competes directly with software offered by companies such as Bentley Systems, Inc. ("Bentley"); Computervision Corporation (a subsidiary of Parametric Technologies, Inc.) ("Computervision"); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; EaglePoint Software; International Microcomputer Software, Inc. ("IMSI"); Intergraph Corporation; Ketiv Technologies; Nemetschek Systems, Inc. and Visio Corporation ("Visio"). Autodesk's MCAD products compete with products offered by Bentley; Visionary Design Systems; Hewlett-Packard Corporation; Parametric Technologies, Inc.; Structural Dynamics Research Corporation; Unigraphics; Computervision; Dassault Systemes ("Dassault"); Solidworks Corporation (a subsidiary of Dassault); and Baystate Technologies, Inc. Audodesk's GIS Market Group faces competition from Bentley; Intergraph; MapInfo Corporation; Earth Sciences Research Institute ("ESRI"); and MCI Systemhouse. Kinetix product offerings compete with products offered by other multimedia companies such as Adobe Systems Inc.; Macromedia, Inc.; and Silicon Graphics, Inc. The Personal Solutions Group family of products competes with IMSI; The Learning Company; Visio; Micrografx Inc.; and others. Certain of the competitors of Autodesk have greater financial, technical, sales and marketing, and other resources than Autodesk.

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

International operations. The Company anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where Autodesk does business. During the first nine months of fiscal year 1999, changes in exchange rates from the same period of the prior fiscal year negatively impacted revenues, principally due to changes in the rate of exchange between the U.S. dollar and the Japanese yen and the Australian dollar. The Company's risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of underlying assets, liabilities, and other obligations which exist as a part of its ongoing business operations. Autodesk does not enter into derivative contracts for the purpose of trading or speculative transactions. The Company's international results may also be impacted by general economic and political conditions in these foreign markets. The Company's international results have been impacted by recent unfavorable economic and political conditions in the Asian markets as described above under "Results of Operations - Net Revenues." There can be no assurance that the economic crisis and currency issues currently being experienced in these markets will not have a material adverse effect on the Company's future international operations and consequently, on the Company's business and consolidated results of operations.

Dependence on distribution channels. The Company sells its software products primarily to distributors and resellers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although the Company has not to date experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. While no single customer accounted for more than 10 percent of Autodesk's consolidated revenues in fiscal years 1998, 1997, or 1996, the loss of or a significant reduction in business with any one of the Company's major international distributors or large U.S. resellers could have a material adverse effect on the Company's business and consolidated results of operations in future periods. Autodesk's largest international distributor is Computer 2000 AG in Germany. Autodesk's largest resellers and distributors in the United States are Ingram, Avatech, and DLT.

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

The Company has also tested and continues to test all products it currently produces internally for sale to third parties to determine year 2000 compliance. As of October 31, 1998, the Company has spent approximately $300,000 on the first two phases of a three-phase-year 2000 compliance testing program related to its products and expects to spend an additional $1.2 to $1.7 million to complete this project. Currently-sold products either have been found to be substantially compliant or are currently being tested for compliance. However, many Autodesk products run on operating systems or hardware produced and sold by third-party vendors. There can be no assurance that these operating systems or hardware will be converted in a timely manner, or at all, and any failure in this regard may cause Autodesk products not to function as designed. The Company will continue to evaluate each product in the currently supported inventory. Any future costs associated with ensuring that the Company's products are compliant with the year 2000 are not expected to have a material impact on the Company's results of operations or financial position. Furthermore, commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent the Company may be affected by it.

Single European Currency. The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period ending January 1, 2002. The Company will continue to modify the internal systems that will be affected by this conversion during fiscal year 2000, and does not expect the costs of further system modifications to be material. There can be no assurance, however, that the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company's operating results. The Company is currently evaluating the impact of the introduction of the Euro on its foreign exchange and hedging activities, functional currency designations, and pricing strategies in the new economic environment. In addition the Company faces risks to the extent that banks and vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support the Company's operations with respect to Euro transactions. While the Company will continue to evaluate the impact of the Euro, management does not believe its introduction will have a material adverse effect upon the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury bills, totaled $337.7 million at October 31, 1998, compared to $301.3 million at January 31, 1998. The $36.4 million increase in cash, cash equivalents, and marketable securities was due primarily to cash generated from operations of $87.8 million and proceeds from the issuance of common stock ($74.7 million). This increase was partially offset by the acquisition of Genius ($69.3 million), payments to retire common stock ($48.9 million), and purchases of fixed assets ($11.4 million).

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

Additionally, reference is made to the Form 10-Q/A filed with the Securities and Exchange Commission for the period ended July 31, 1998.

ITEM 5.  OTHER INFORMATION

Reference is made to the Form 10-Q/A filed with the Securities and Exchange Commission for the period ended July 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits
    --------

    27.0     Financial Data Schedule restated for the period ended October 31,
             1998

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