Form 10-K405
period 1999-01-31
AUTODESK INC
filed 1999-04-29
CIK 769397

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
____
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

                               Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 22, 1999 as reported on the NASDAQ National Market, was approximately $1,039,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 22, 1999, Registrant had outstanding 58,880,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1999 are incorporated by reference in Parts II and IV. Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held June 24, 1999 are incorporated by reference in Part III.

--------------------------------------------------------------------------------

                                    PART I

FORWARD-LOOKING INFORMATION

The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 2 through 21 of the Company's 1999 Annual Report to Stockholders.


ITEM 1.  BUSINESS

GENERAL

     Autodesk, Inc. ("Autodesk" or the "Company") was incorporated in California in 1982 and was reincorporated in Delaware in May 1994. The Company's two-dimensional ("2D") and three-dimensional ("3D") products are used across industries and in the home for architectural design, mechanical design, spatial data management and mapping, animation, and visualization applications. The Company's flagship product, AutoCAD(R), is one of the world's leading computer-aided design ("CAD") tools, with an installed base of more than 2.1 million units worldwide. The Company's software products are sold worldwide, primarily through a network of dealers and distributors.

     In February 1995, the Company realigned its internal marketing and development organizations around key market groups that most closely match Autodesk's customer base. During fiscal year 1998, the Company defined a new market group, the Personal Solutions Group ("PSG"), whose products are targeted to individual users as well as professionals. Each market group incorporates product development, quality assurance, technical publications, and product industry marketing. The Company has aligned its market groups into three segments: the Design Solutions segment (which includes the AEC, MCAD, and GIS market groups, as well as AutoCAD products), the Personal Solutions segment, and the Kinetix segment. The Company's market groups are discussed below.

     In March 1999, Autodesk acquired Discreet Logic Inc. ("Discreet"), in a business combination accounted for as a pooling of interests. In the acquisition, Autodesk acquired all of the voting stock of Discreet, issuing 0.33 shares of Autodesk common stock or 0.33 exchangeable shares for each outstanding share of Discreet. The transaction resulted in the issuance of an aggregate of approximately 10 million shares of Autodesk common stock and exchangeable shares.

     Architecture, Engineering, and Construction ("AEC") AEC software from the Company and third party developers is used to automate every phase of a building's life cycle-from conceptual design through construction, maintenance, and renovation. The architecture, engineering, construction, facilities management, process & power, and land management industries use AEC products. During fiscal year 1998, the Company expanded its product offerings for the AEC Market Group by acquiring Softdesk, Inc. in March 1997. Principal AEC products include AutoCAD Architectural Desktop(TM), AutoCAD(R) Land Development Desktop, and Autodesk(R) CAD Overlay(R).

     Mechanical Computer-Aided Design ("MCAD") The Company's Mechanical CAD Market Group is dedicated to providing mechanical engineers, designers, and drafters with advanced, value-based software solutions that are designed to solve their professional design challenges. Autodesk's premier MCAD product is Mechanical Desktop(R). Following the acquisition of Genius CAD Software GmbH ("Genius") in May 1998, Autodesk also offers the Genius(TM) AutoCAD product.

     Geographic Information Systems ("GIS") The Company's GIS Market Group strategy is to provide a family of easy-to-use mapping and GIS technology to help large and small businesses and governments manage their assets and infrastructure. The GIS Market Group assists automated mapping/facilities managers, as well as GIS and CAD users, to share mapping, GIS, and associated information in an enterprise environment. The Company's current GIS products include AutoCAD Map(R), Autodesk MapGuide(R), and Autodesk World(R).

     Personal Solutions Group ("PSG") The PSG Market Group develops easy-to-use, affordable tools for professionals, occasional users, or consumers who draft, diagram, and draw, thus expanding the Company's traditional customer base of architects and engineers. PSG products also enable non-CAD users to visually communicate with CAD users. PSG products include AutoCAD LT(R), Actrix(TM) Technical, and AutoSketch(R).

     Kinetix(R) The Kinetix division of Autodesk is devoted to bringing powerful 3D content-creation software to computer-industry professionals focused on two markets: entertainment (film, broadcast video, and interactive games) and design conceptualization and visualization. Kinetix provides two core platform products -3D Studio MAX(R) and 3D Studio VIZ(R), that specifically focus on these markets.

     As noted above, Autodesk acquired Discreet in the first quarter of fiscal year 2000. Discreet develops, assembles, markets and supports nonlinear digital systems and software for creating, editing, and compositing imagery and special effects for film, video and HDTV. Discreet products include flame* and inferno*.

PRODUCTS

The Company's Design Solutions segment includes the following products:

AutoCAD

     AutoCAD software is a general-purpose CAD tool used independently and in conjunction with specific applications designed to work with AutoCAD in fields ranging from architecture and mechanical design to plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering, and management tasks. AutoCAD runs on Microsoft Windows 95, Windows 98, and Windows NT for Intel.

     AutoCAD(R) Release 14 was introduced in May 1997. Built for speed and efficiency, AutoCAD Release 14 includes enhancements in areas that most influence productivity, including: precision drawing tools such as AutoSnap(TM), data-sharing features like raster image and reference file clipping, photorealistic rendering, solid fills, and TrueType fonts.

     AutoCAD software's open-system architecture allows users to adapt AutoCAD to unique professional requirements with any of more than 5,000 independently developed add-on applications. Many of these applications are based on ObjectARX(TM) technology, a new generation of C++-based application programming interfaces ("APIs"). ObjectARX-based applications utilize AutoCAD software's object-oriented capabilities.

     Sales of AutoCAD and AutoCAD upgrades accounted for approximately 62 percent, 70 percent, and 70 percent of Autodesk's revenues in fiscal years 1999, 1998, and 1997, respectively. On a stand-alone basis, AutoCAD and AutoCAD upgrades were 51 percent, 65 percent, and 68 percent of consolidated revenues in fiscal years 1999, 1998, and 1997, respectively. During fiscal year 1999, approximately 263,000 new AutoCAD licenses were added worldwide, compared to 244,000 and 207,000 licenses added during fiscal years 1998 and 1997, respectively.

AutoCAD(R) OEM

     AutoCAD OEM ("Original Equipment Manufacturer") for Windows-based operating systems is a selectively licensed CAD engine offering a complete application-development environment for creating and delivering targeted or niche solutions with scaled feature sets. It is for developers, system integrators, and commercial software developers who require an embeddable CAD system which gives them the ability to scale and control the application feature set. AutoCAD OEM provides developers with a complete toolkit of AutoCAD features and APIs including ObjectARX capabilities, a full suite of drawing and editing functions as well as AutoLISP(R) and a LISP API. These capabilities enable development of new products for new markets untapped by traditional CAD products and solutions.

Mechanical Desktop

     Mechanical Desktop software is an integrated software application that unites advanced 2D and 3D mechanical design capabilities for PCs. Mechanical Desktop contains integrated modules for fully parametric feature-based solid modeling, surface modeling, and assembly modeling; 2D design/drafting and bi-directional associative drafting; as well as a built-in Autodesk(R) IGES Translator, which enables users to accurately exchange IGES (Initial Graphics Exchange Specification) data with other systems. Mechanical Desktop Release 3.0, which was released in August 1998, includes numerous performance enhancements. Individual Face Drafting, Parting Line Definition, Part Splitting, Face Splitting, 3D Helical Sweep, 3D Lofting, Feature Suppression, Global Design Variables, Sketch Editing, new Balloon, Bill of Material, and Part List Functionality and Drafting Standards Support, are among the advanced features included in the latest release of Mechanical Desktop software.

Genius(TM) AutoCAD

     For mechanical designers who work primarily in 2D with AutoCAD, Genius(TM) 14 is a complete 2D solution that offers all the power of standard part libraries and automation tools that reduce design cycle and drawing production time. The functionality included in Genius 14 includes: Drawing borders & Title blocks, PowerEdit, PowerSnaps, PowerRecall, PowerDimension, In line create & edit, Dim break with associativity, Detail views, Standard parts, Nuts & Bolts.

AutoCAD Map

     AutoCAD Map software is the first AutoCAD-based automated-mapping product for professional planners, utility managers, and technicians who need to create and maintain their own maps and use their data for engineering-based analysis and planning. Built with AutoCAD software, AutoCAD Map focuses on five key GIS business-related functions: digital map creation, analysis, maintenance of up-to-date maps, data exchange, and publishing. The API in AutoCAD Map enables developers to build vertical applications for industries such as telecommunications, utilities, oil and gas, state and local government, and natural resource and environmental engineering. AutoCAD Map also contains ObjectARX capabilities.

Autodesk MapGuide

     Autodesk MapGuide is a Web-based GIS technology that is designed to allow corporate customers and developers to use the Internet and business Intranets to rapidly deploy decision support systems having a geographic component. Suited for a wide range of users--from GIS professionals to the casual computer user across a scale from the small to the very large enterprise--Autodesk MapGuide software enables users to access and query digital maps over a network, and permits users to display and analyze geographic data for applications such as tracking customers, providing digital map-based information to dispersed staff, allocating resources, and managing facilities infrastructure.

Autodesk World

     Autodesk World allows for the integration and analysis of geographic-based data within a Windows environment. It provides users with data capture, edit, analysis, integration, and presentation functionality for spatially based information, including raster, vector (both CAD and GIS) data, and attributes associated with those data. Autodesk World features Object Linking and Embedding ("OLE"), which allows users to link drawings to other Windows applications such as Microsoft Word or Excel. Autodesk World's application programming interfaces and integrated Visual Basic for Applications 5.0 scripting environment enable easy customization and application development.

AutoCAD Architectural Desktop

     AutoCAD Architectural Desktop software offers a new level of architectural design tools built on the speed and power of AutoCAD. Supporting the architectural design process from conceptual design to design development, through construction documentation, AutoCAD Architectural Desktop features industry-specific 2D production drafting functionality as well as integrated and accessible 3D design options. Users benefit from simplified mass modeling, intelligent building components, style definitions, and layer management according to industry standards. AutoCAD Architectural Desktop software's data continuity throughout the entire design process enables efficiency and productivity by eliminating the need to recreate design and drafting data.

AutoCAD Land Development Desktop

     AutoCAD Land Development Desktop software is built on the power and speed of AutoCAD / AutoCAD Map and is specifically designed for civil engineering, surveying, and land planning professionals worldwide. This innovative software contains specialized features such as COGO and Map Creation, Terrain Modeling, Alignments, Parcels and Project Data Management. Users will benefit from an easy to use interface and overall integration of the product. With project data stored in a central location, AutoCAD Land Development Desktop provides an interoperable solution to help the entire project team intelligently share large amounts of drawing and project data in an efficient and accurate way.

Autodesk CAD Overlay

     Autodesk CAD Overlay software enables users to display, edit, and manipulate raster images in color, grayscale, and binary formats inside AutoCAD Release 14, AutoCAD Map, Mechanical Desktop, AutoCAD(R) Mechanical, AutoCAD Land Development Desktop, or AutoCAD Architectural Desktop drawings. Autodesk CAD Overlay software allows users to integrate scanned drawings with AutoCAD line types and then plot hybrid raster/vector drawings. It enables users to treat raster entities as if they were vector entities for quick, efficient manipulation. CAD Overlay also allows users to manipulate, and edit, aerial photos and satellite imagery, for analysis and presentation purposes inside AutoCAD.


The Company's Personal Solutions segment includes the following products:

AutoCAD LT

     AutoCAD LT 98 is a low-cost 2D CAD application intended for CAD managers, designers, and engineers who need a powerful, stand-alone CAD tool, but who do not require the advanced feature set in AutoCAD. AutoCAD LT 98 software contains an extensive 2D drafting toolset as well as 3D lines and polylines with quick shading and hidden-line removal. Other features include a Start-Up dialog box and Drawing Set-Up wizards to help the user create or open a drawing quickly; real-time pan and zoom; a Drag-and-Drop Content Explorer(TM) featuring thousands of industry-standard symbols; and Integrated Internet Tools to open or save drawings directly to the Internet. AutoCAD LT operates in the Windows environment with pull-down menus, customizable toolbar, toolbox, menus, and scripts, as well as dialog boxes and icons. It supports the Windows Clipboard, as well as ActiveX Automation. AutoCAD LT 98 is fully compatible with Windows 98 and Windows NT 4.X and has built-in Microsoft Office 97 compatibility.

AutoSketch

     AutoSketch Release 6 is an affordable, easy-to-use precision drawing tool for technical professionals who occasionally create conceptual drawings and sketches. AutoSketch Release 6 reduces the complexity of professional CAD by providing "drawing guides" that help users get started quickly and easily on any type of technical drawing. Incorporating a variety of new productivity and ease-of-use features such as 3D Effects, an AutoArray tool, and Dynamic Pan & Zoom, AutoSketch Release 6 is a powerful, yet affordable tool that fulfills the precision drawing needs of a broad range of users.

Actrix

     Actrix is a family of easy-to-use diagramming solutions that allows customers to quickly create a range of dynamic drawings, including engineering schematics, facilities plans, network diagrams, and process flow charts. Actrix is also a modern development platform for creating custom corporate solutions and third party applications. Actrix Technical, the first entry in the Actrix product family, shipped in November 1998. Actrix Technical is ideal for engineers, architects, facilities planners, network managers, and project managers who need to create diagrams, schematics, and content-based layouts. With its AutoCAD interoperability and user friendliness, Actrix Technical can be used as an adjacent-seat diagramming solution for organizations and design teams who use AutoCAD and specifically for non-CAD users. Actrix delivers next-generation ActiveShapes(TM) objects whose built-in intelligence makes them automatically snap, orient, and align with accuracy. Actrix is a Windows application, and it supports file formats like DXF, TIFF, BMP, HTML, JPEG, and DWF.


The principal product offerings from the Kinetix segment are discussed below:

3D Studio MAX

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

     The intuitive interface eliminates many of the commonly accepted boundaries between modeling, rendering, and animation, and offers instant feedback; users can see the results of their actions in real time, as they are applied. Shaded views with real-time feedback allow users to visualize natural, real-world environments in which they can directly manipulate objects, regardless of scene complexity. Because 3D Studio MAX software maintains a data history of geometry creation and modification, users can return to and change any step, at any time, without having to redo prior work. 3D Studio MAX is also the only environment that can run Character Studio(R), a powerful character-animation and skinning plug-in software product offered by Autodesk.

3D Studio VIZ

     3D Studio VIZ, introduced in May 1997, is a design tool that enables users to express ideas on-screen, in full 3D. Architectural models, engineering samples, and construction-site previews all become a quick reality with this software tool. Real-world feedback can be incorporated into the design, and users can explore more options with their customers more cost-effectively. 3D Studio VIZ and AutoCAD files are easily exchanged and allow for the development of advanced engineering or architectural visualizations. 3D Studio VIZ animates, so clients can take a simulated walkthrough of a site, understand a structure, or view a part as it will operate in the final assembly. The 3D Studio VIZ user interface employs CAD-like creation tools including fillets, trims, and chamfers.

The principal product offerings from Autodesk's new Discreet business unit are discussed below:

flame*

     flame* is an on-line, resolution-independent, non-linear, uncompressed digital system. The system is used by creative professionals to create, edit and composite special visual effects in an on-line, real-time environment. Easily integrated into a suite environment and possessing the power and features necessary to serve as the core of a fully digital suite, flame* is designed to allow the operator to create desired effects with near instantaneous feedback. A complete flame* system includes the flame* software, and SGI Octane workstation, a stone* disk array and various I/O devices.

inferno*

     inferno* is an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of flame* with film tools, and increased image resolution and color control for digital film work. The system also features tools for grain management, wire and scratch removal and colour calibration. A compete inferno* system includes the inferno* software, an SGI Onyx2 workstation, a stone* disk array and various I/O devices.


PRODUCT DEVELOPMENT AND ENHANCEMENT

     The software industry is characterized by rapid technological change in computer hardware, operating systems, and software. To keep pace with this change, Autodesk maintains an aggressive program of new product development. Autodesk dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During fiscal years 1999, 1998, and 1997, Autodesk incurred $142.8 million, $122.4 million, and $93.7 million, respectively, for software design, development, product localization, and project-management activities (excluding capitalized software development costs of $1.3 million and $2.2 million during fiscal year 1999 and 1998, respectively; no software development costs were capitalized during fiscal year 1997).

     The majority of Autodesk's basic research and product development has been performed in the United States, while translation and localization of foreign-market versions, as well as some product development, are performed by development teams or contractors in the local markets. Autodesk's product-related functions in Europe, including software development, localization, quality assurance, and technical publications, are centralized in Neuchatel, Switzerland. Production in Europe is centralized in Ireland, and production in Asia Pacific is centralized in Singapore.

     Autodesk intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses. In addition, Autodesk will continue to actively collaborate with and support independent software developers who offer products that enhance and complement AutoCAD software and other products offered by Autodesk.

     The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by Autodesk are internally complex and despite extensive testing and quality control, may contain errors or defects ("bugs"). Defects or errors may occur in future releases of AutoCAD or other software products offered by Autodesk. Such defects or errors could result in corrective releases to Autodesk's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on Autodesk's business and consolidated results of operations.

     Autodesk believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to product reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training. Delays or difficulties may result in the delay or cancellation of planned development projects, and could have a material and adverse effect on Autodesk's business and consolidated results of operations. Further, increased competition in the market for design, drafting, mapping, or multimedia software products could also have a negative impact on Autodesk's business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products and AutoCAD upgrades, which historically have had lower margins, grow at a faster rate than Autodesk's higher-margin products.

     The success of Autodesk's Discreet business unit will depend in part upon Autodesk's ability to enhance Discreet's existing systems and software and to develop and introduce new products and features which meet changing customer requirements and emerging industry standards on a timely basis. In addition, in connection with Discreet's recent acquisitions, Autodesk must fully integrate the edit* (formerly D-Vision OnLine), effect* (formerly Flint and Illuminaire Composition), paint* (formerly Illuminaire Paint), and light* (formerly Lightscape) products into its product line and operations. Discreet from time to time experienced delays in introducing new products and product enhancements and the Discreet business unit post acquisition may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, such new products or product enhancements may not meet the requirements of the marketplace and achieve market acceptance. Any such failure could have a material adverse effect on Autodesk's business and consolidated results of operations. From time to time the Discreet business unit or others may announce products, features or technologies which have the potential to shorten the life cycle of or replace its then existing products. Such announcements could cause customers to defer the decision to buy or determine not to buy its products or cause its distributors to seek to return products to the Discreet business unit, any of which could have a material adverse effect on Autodesk's business and consolidated results of operations. In addition, product announcements by Silicon Graphics, Inc. ("SGI") and others in the past have caused customers to defer their decision to buy or determine not to buy Discreet's products. In addition, products or technologies developed by others may render the Discreet business unit's products or technology noncompetitive or obsolete.

        Certain of Autodesk's historical product development activities have been performed by independent firms and contractors, while other technologies are licensed from third parties. Autodesk generally either owns or licenses the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who have developed products for Autodesk in the past, may not be able to provide development support to Autodesk in the future. Similarly, Autodesk may not be able to obtain and renew existing license agreements on favorable terms, if at all, which could have a material and adverse effect on Autodesk's business and consolidated results of operations.

     Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of Autodesk's design software. Certain developers may elect to support other products or otherwise experience disruption in product development and delivery cycles. Such disruption in particular markets could negatively impact these third-party developers and end users, which could have a material adverse effect on Autodesk's business and consolidated results of operations. Further, increased merger and acquisition activity currently experienced in the technology industry could affect relationships with other third-party developers, and thus adversely affect operating results.

     Additionally, Autodesk's development efforts may not result in the timely introduction of new products, and such new products may not be commercially successful. Failure to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and consolidated results of operations.

MARKETING AND SALES

     Autodesk's customer-related operations are divided into three geographic regions: the Americas, Europe, and Asia Pacific. Autodesk's products are marketed worldwide through a network of domestic and foreign offices. The Company sells its software products primarily through distributors and resellers (value-added resellers or "VARs") who distribute Autodesk's products to end users in more than 150 countries. VARs, including both independent owners and computer store franchisees, are supported by Autodesk and its subsidiaries through technical training, periodic publications, and Autodesk's Home Page on the Internet.

     In addition, Autodesk works directly with dealer and distributor sales organizations, computer manufacturers, other software developers, and peripherals manufacturers through cooperative advertising, promotions, and trade-show presentations. Autodesk also holds annual "Expos" throughout the world. These dedicated trade shows, incorporated within major industry trade shows, highlight Autodesk's products, as well as a number of third-party products. Autodesk employs mass-marketing techniques such as direct mailings and advertising in business and trade journals. Autodesk has a worldwide user group organization dedicated to the exchange of information related to the use of Autodesk's products.

     Domestically, Autodesk distributes its products primarily through its authorized dealer network. Other domestic sales are made principally to large corporations, governmental agencies, educational institutions, and, for certain low-end design products, to end users. The majority of all of Autodesk's international sales are made to dealers and distributors, which are supported by Autodesk's foreign subsidiaries and international sales organizations. Certain international sales result from direct exports from the United States. Fluctuations in foreign exchange rates, specifically the stronger value of the dollar, relative to certain international currencies, negatively impacted foreign revenues during fiscal year 1999. These foreign currency fluctuations, as well as any slowdowns in any of Autodesk's geographical markets, including the recent economic instability experienced in certain Asia Pacific countries, could have a material adverse effect on Autodesk's business and future consolidated results of operations.

     Autodesk's ability to effectively distribute its products depends in part upon the financial and business condition of its VAR network. Although Autodesk has not currently experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized, have tended to experience difficulties during times of economic contraction and during periods of technology-market price pressure, and may do so in the future. Computer 2000/Datech and Mensch und Maschine accounted for 11 percent ($84.2 million) and 11 percent ($81.2 million) of total consolidated revenues for fiscal year 1999. Revenues from Computer 2000/Datech and Mensch und Maschine are included in the Design Solutions segment. While no single customer accounted for more than 10 percent of Autodesk's consolidated revenues in fiscal years 1998 or 1997, the loss of, or a significant reduction in, business with any one of Autodesk's major international distributors or large U.S. resellers could have a material adverse effect on Autodesk's business and consolidated results of operations. Autodesk's largest international distributor is Computer 2000/Datech AG in Germany. Autodesk's largest resellers in the United States are Avatech, DLT Solutions, Inc. and Ingram Micro.

     Autodesk intends to continue to make its products available in foreign languages and expects that foreign sales will continue to contribute a significant portion of its consolidated revenues. International revenues, including exports from the United States, accounted for approximately 60 percent, 59 percent, and 67 percent of consolidated revenues in fiscal years 1999, 1998, and 1997, respectively.


CUSTOMER AND DEALER SUPPORT

     During fiscal year 1998, Autodesk realigned its customer and dealer support network around its market groups to better provide services related to specific industry segments. Autodesk requires each authorized dealer and distributor to provide a professional level of technical support to customers by employing full-time, trained, technical-support personnel. Autodesk supports its dealers and distributors through technical product training, sales training classes, and direct telephone support. During fiscal year 1998, Autodesk began to offer more end-user support in addition to services which had historically been offered such as the online support available through the Autodesk Home Page on the Internet. These new support services include the Web-Based Learning program, a fee-based distance learning program that provides lessons and tutorials that highlight critical components of its products, and various Learning Assistance programs, which provide lessons related to design projects through an interactive multimedia tool.

     Autodesk offers phone support through authorized Autodesk dealers under two programs: the Autodesk Premier Support Program ("APSP") and the Autodesk Systems Center Program ("ASCP"). Under the APSP, participating dealers act as dedicated account managers to Autodesk customers that have technical questions related to a specific vertical industry. The ASCP requires dealers to provide superior industry-specific application training to end users of the Company's products. In addition, Autodesk provides direct phone support to end users under the Safety Net Program ("SNP"). Under the SNP, Autodesk support staff provide technical support for customers with questions about AutoCAD and products offered by Autodesk's market groups.

     As of January 31, 1999, Autodesk had authorized more than 900 independent Autodesk Training Centers (ATC(R)) throughout the world. These accredited training centers offer in-depth education and training in computer-aided design skills on AutoCAD and other Autodesk products, as well as on related, independently developed software.

     Customers have formed Autodesk user groups as forums for education and to suggest product enhancements and development of new products. The Autodesk User Group International (AUGI(R)), officially recognized by Autodesk, sponsors an annual meeting held concurrently with the Autodesk University(R) user show; publishes a quarterly newsletter; independently evaluates Autodesk products; compiles user feature and functionality requirements; and offers telecourses taught by its membership on CompuServe. In addition, there are local user groups in Europe, Asia Pacific, and the Americas focused on expanding the use of Autodesk products.


DEVELOPER PROGRAMS

     One of Autodesk's key strategies is to maintain an open-architecture design of its software products to facilitate third-party development of peripheral and complementary products. This approach enables customers and third parties to customize Autodesk's products for a wide variety of highly specific uses. Autodesk offers several programs that provide marketing, sales, and technical support and programming tools to Autodesk Registered Developers worldwide, who develop commercially available add-on applications for Autodesk products. Although Autodesk derives no direct revenue from these application developers, Autodesk believes that the availability and use of their add-on products enhance sales opportunities for Autodesk's core products.

     Under the Autodesk Developer Channel, Autodesk offers three programs to third-party developers that are interested in licensing Autodesk software and technology. The Unique Application Reseller program ("UAR") allows software developer partners the ability to sell and support Autodesk software when bundled with specifically defined vertical applications. The OEM program provides the technology for qualified developers to create and deliver suites of scaleable products that focus on solving customer needs in specialized markets. The Solution Integrator ("SI") allows solution provider partners the ability to sell and support Autodesk software when bundled with specifically defined vertical solutions.

     To support the growth of third-party developers, whose applications extend and enhance the functionality of Autodesk's products worldwide, Autodesk established the Developer Network Program ("ADN"). The ADN is a business network comprised of independent application developers and customers. This program provides sales, marketing, technical, and product support to Autodesk Strategic Developers.


BACKLOG

     Autodesk typically ships products within one to two weeks after receipt of an order, which is common in the computer software industry. Accordingly, Autodesk does not maintain significant backlog, and backlog as of any particular date gives no indication of actual sales for any succeeding period.


COMPETITION

     The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share, any of which could adversely affect Autodesk's business, consolidated results of operations, and financial condition. The design software market in particular is characterized by vigorous competition in each of the vertical markets in which Autodesk and its individual market groups compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies.

     The Architecture, Engineering, and Construction family of products competes directly with software offered by companies such as Bentley Systems, Inc. ("Bentley"); Computervision Corporation (a subsidiary of Parametric Technology Corporation) ("Computervision"); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; EaglePoint Software; International Microcomputer Software, Inc. ("IMSI"); Intergraph Corporation; Nemetschek Systems, Inc.; and Visio Corporation ("Visio"). Autodesk's MCAD products compete with products offered by Bentley; Visionary Design Systems; Hewlett-Packard Corporation; Parametric Technology Corporation; Structural Dynamics Research Corporation; Unigraphics; Computervision; Dassault Systemes ("Dassault"); SolidWorks Corporation (a subsidiary of Dassault); Baystate Technologies, Inc.; and think3. Autodesk's GIS Market Group faces competition from Bentley; Intergraph Corporation; MapInfo Corporation; Environmental Systems Research Institute ("ESRI"); and Smallworldwide plc. Kinetix product offerings compete with products offered by other multimedia companies such as Adobe Systems Inc.; Macromedia, Inc.; Silicon Graphics, Inc.; and Avid Technology, Inc. The Personal Solutions Group family of products competes with IMSI; The Learning Company; Visio; Micrografx Inc.; and others. Certain of the competitors of Autodesk have greater financial, technical, sales and marketing, and other resources than Autodesk.

     The future financial performance of Autodesk's Discreet business unit will depend in part on the successful development, introduction and customer acceptance of existing and new or enhanced products. In addition, in order for the unit to achieve sustained growth, the market for its systems and software must continue to develop and Autodesk must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. Autodesk may not be successful in marketing its existing or new or enhanced products. In addition, as Autodesk enters new markets, distribution channels, technical requirements and levels and bases of competition may be different from those in Autodesk's current markets; Autodesk may not be able to compete favorably.

     Autodesk believes that the principal factors affecting competition in its markets are product reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price, and training. In addition, the availability of third-party application software is a competitive factor within the CAD market. Autodesk believes that it competes favorably in these areas and that its competitive position will depend, in part, upon its continued ability to enhance existing products, and to develop and market new products.

     In April 1998, Autodesk received notice that the Federal Trade Commission ("FTC") has undertaken a nonpublic investigation to determine whether Autodesk or others have engaged in or are engaging in unfair methods of competition. The FTC has not made any claims or allegations regarding Autodesk's current business practices or policies, nor have any charges been filed. Autodesk intends to cooperate fully with the FTC in its inquiry. Autodesk does not believe that the investigation will have a material impact on its business or results of operations.


INTELLECTUAL PROPERTY AND LICENSES

     Autodesk protects its intellectual property through copyright, trade secret, patent, and trademark laws. For substantially all AutoCAD sales outside of North America, Autodesk uses software protection locks to inhibit unauthorized copying. Nonetheless, Autodesk's intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws of certain foreign countries where Autodesk's products are distributed do not protect Autodesk's intellectual property rights to the same extent as U.S. laws. The inability of Autodesk to protect its proprietary information could have a material adverse effect on Autodesk's business and consolidated results of operations.

     From time to time, Autodesk receives claims alleging infringement of a third party's intellectual property rights, including patents. Any disputes involving Autodesk's intellectual property rights or those of another party could lead to costly litigation which could have a material adverse effect on Autodesk's business and consolidated results of operations.

     Autodesk retains ownership of software it develops. All software is licensed to users and provided in object code pursuant to either shrink-wrap, embedded or on-line licenses, or executed license agreements. These agreements contain restrictions on duplication, disclosure, and transfer.

  Autodesk believes that because of the limitations of laws protecting its intellectual property and the rapid, ongoing technological changes in both the computer hardware and software industries, it must rely principally upon software engineering and marketing skills to maintain and enhance its competitive market position.

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

  Until fiscal 1996, substantially all of Discreet's systems were sold without written license agreements. Autodesk may be involved in litigation relating to these sales, and the outcome of any such litigation may be more unfavorable to Autodesk as a result of such omissions. The Discreet business unit uses both software and hardware keys with respect to its systems and software but otherwise does not copy-protect its systems and software. It may be possible for unauthorized third parties to copy the Discreet business unit's products or to reverse-engineer or obtain and use information that the Discreet business unit regards as proprietary. Competitors may independently develop technologies that are substantially equivalent or superior to the Discreet business unit's technologies.


PRODUCTION AND SUPPLIERS

  Production of Autodesk's software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by Autodesk and by licensed subcontractors. Media for Autodesk's products include CD-ROMs and disks which are available from multiple sources. User manuals for Autodesk's products and packaging materials are produced to Autodesk specifications by outside sources. Domestic production is performed in leased facilities operated by Autodesk. Certain product assembly is also performed by independent third-party contractors. International production is performed by independent third-party contractors in Ireland and Singapore. To date, Autodesk has not experienced any material difficulties or delays in the production of its software and documentation.

  Autodesk's Discreet business unit has historically relied on third-party vendors to manufacture and supply all of the hardware components used in its systems. Manufacturing at the Discreet unit consists of assembly (including disk array assembly), testing, and value added systems integration.

  The Discreet unit's flame*, effect*, inferno*, fire*, smoke* and frost* software currently run on workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Discreet unit may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal year 1996. In addition, there may be unforeseen difficulties associated with adapting the Discreet unit's products to future SGI products. Moreover, although Autodesk has no reason to believe that the Discreet unit will be unable to obtain sufficient quantities of SGI workstations on a timely basis, the Discreet unit may not continue to be able to procure such workstations in sufficient quantities on a timely basis.

  The Discreet unit is also dependent on SGI as the unit's sole source for video I/O cards used in the unit's systems. The Discreet unit generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers.


EMPLOYEES

  As of January 31, 1999, Autodesk had 2,712 full-time employees, of which 2,071 were based in the Americas, 439 in Europe, and 202 in Asia Pacific. The continued growth and success of Autodesk depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. Autodesk's ability to attract and retain employees is dependent on a number of factors, including its continued ability to grant stock incentive awards. Autodesk may not be successful in continuing to recruit new personnel and to retain existing personnel. The loss of one or more key employees or Autodesk's inability to maintain existing employees or recruit new employees could have a material adverse impact on Autodesk. In addition, Autodesk may experience increased compensation costs to attract and retain skilled personnel.

ITEM 2.  PROPERTIES

  Autodesk's executive offices and those related to product development, domestic marketing and sales, and production are located in leased office space in northern California. The Company also leases office space in various locations throughout the United States for local sales, development, and technical support personnel. Autodesk's foreign subsidiaries lease office space for their operations.

  Autodesk believes that its existing facilities and offices are adequate to meet its requirements for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

  On August 28, 1998, a complaint was filed against Discreet and certain of its directors in the Marin County, California, Superior Court relating to Autodesk's acquisition of the Company. The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the acquisition. The complaint seeks unspecified damages from the defendants. Autodesk believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


Executive Officers of the Registrant
------------------------------------

The following sets forth certain information regarding the executive officers of the Company as of April 22, 1999:


            NAME                   AGE                           POSITION
            ----                   ---                           --------
Carol A. Bartz..............        50      Chairman of the Board and Chief Executive Officer
Eric B. Herr................        51      President and Chief Operating Officer
Joseph H. Astroth, Ph.D.....        43      Vice President, GIS Market Group
Carl Bass...................        41      Vice President, AECAD and Chief Technical Officer
Steve Cakebread.............        47      Vice President and Chief Financial Officer
Linda Clarke................        43      Vice President, Corporate Marketing
Dominic J. Gallello.........        44      Vice President, Mechanical CAD Market Group
Stephen McMahon.............        57      Vice President, Human Resources and Facilities
Marcia K. Sterling..........        55      Vice President, Business Development, General Counsel, and
                                            Secretary
Godfrey R. Sullivan.........        45      Vice President, Personal Solutions Group
Michael E. Sutton...........        54      Vice President, Worldwide Field Organization

  CAROL A. BARTZ joined the Company in April 1992 and has served as Chief Executive Officer and Chairman of the Board since May 1992. Ms. Bartz served as President from May 1992 through September 1996. Ms. Bartz is a director of AirTouch Communications, Inc., Network Appliance, Inc., BEA Systems, Inc., Cadence Design Systems, Inc., and Cisco Systems, Inc.

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

  LINDA CLARKE joined the Company in February 1999 as Vice President of Corporate Marketing. From December 1996 through December 1998, she served as Vice President of Global Marketing for Baan Company. From January 1990 through December 1996, Ms. Clarke was the Vice President of Marketing, Application Products Division of Adobe Systems.

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

  MARCIA K. STERLING joined Autodesk in October 1995 as Vice President, Business Development, General Counsel, and Secretary. From September 1982 to October 1995, she practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, where she was a member.

  GODFREY R. SULLIVAN was named Vice President, Personal Solutions Group, in September 1997. Mr. Sullivan served as Vice President, the Americas, since joining Autodesk in October 1992 and as Acting Vice President, AEC/FM Market Group, from February 1995 to September 1995.

  MICHAEL E. SUTTON was named Vice President, Worldwide Field Organization in September 1998. From June 1993 through September 1998, Mr. Sutton served as Vice President, Europe/Middle East/Africa.

  There is no family relationship among any of the directors or executive officers of Autodesk.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by this Item is incorporated by reference to the Company's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 1 of the Company's 1999 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 2 through 21 of the Company's 1999 Annual Report to Stockholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is incorporated by reference to page 18 of the Company's 1999 Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 22 through 42 of the Company's 1999 Annual Report to Stockholders.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1.  Financial Statements: The following Consolidated Financial Statements of
    --------------------
    Autodesk, Inc., and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to pages 22 through 42 of the Registrant's 1999 Annual Report to Stockholders:

    Consolidated Statement of Income-Fiscal Years Ended January 31, 1999, 1998, and 1997

    Consolidated Balance Sheet-January 31, 1999 and 1998

    Consolidated Statement of Cash Flows-Fiscal Years Ended January 31, 1999, 1998, and 1997

    Consolidated Statement of Stockholders' Equity-Three-Year Period Ended January 31, 1999

    Notes to Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditors

2. Financial Statement Schedule: The following financial statement schedule of
   ----------------------------
   Autodesk, Inc., for the fiscal years ended January 31, 1999, 1998, and 1997, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

     Schedule II Valuation and Qualifying Accounts..................... S-1


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

     Exhibit
     No.                           Description
     --                            -----------
     2.1 (1)           Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation by and among Autodesk, Inc.,
                       Autodesk Development B.V., 9066-9771 Quebec Inc., Autodesk Canada Inc., 9066-9854 Quebec Inc. and Discreet
                       Logic Inc., dated as of November 18, 1998, as amended on December 18, 1998 and January 18, 1999

     2.2 (1)           Second Amended and Restated Amalgamation Agreement by and among Discreet Logic Inc., 9066-9854 Quebec Inc.
                       and Autodesk, Inc. dated as of January 18, 1999

     2.3 (2)           Agreement and Plan of Reorganization By and Among Autodesk, Inc., Autodesk Acquisition Corporation, and
                       Softdesk, Inc., dated December 10, 1996, as amended December 19, 1996

     3.1               Certificate of Incorporation of Registrant

     3.2 (3)           Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of
                       Autodesk, Inc.

     3.3               Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock of Autodesk,
                       Inc.

     3.4 (4)           Bylaws of Registrant, as amended

     4.1 (5)           Preferred Shares Right Agreement dated December 14, 1995

     4.2 (5)           Amendment No. 1 to Preferred Shares Rights Agreement

     9.1               Voting and Exchange Trust Agreement dated March 16, 1999 among Autodesk, Inc., Discreet Logic Inc., Autodesk
                       Development B.V., and Montreal Trust Company of Canada

     10.1 (6)*         Registrant's 1987 Stock Option Plan, as amended

     10.2 (6)*         Registrant's Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended

     10.3 (4)*         Registrant's 1990 Directors' Option Plan, as amended

     10.4 (4)*         Registrant's 1996 Stock Plan, as amended

     10.5 (7)*         Form of Indemnification Agreement executed by the Company
                       and each of its officers and directors

     10.6(8)*          Agreement between Registrant and Carol A. Bartz dated
                       April 7, 1992

     10.7(9)*          Teleos Research 1996 Stock Plan

     10.8(10)*         Softdesk, Inc. 1992 Stock Option Plan

     10.9(10)*         Softdesk, Inc. 1993 Director Stock Option Plan

     10.10(10)*        Softdesk, Inc. 1993 Equity Incentive Plan

     10.11(4)*         Registrant's 1998 Employee Qualified Stock Purchase Plan

     10.12             Support Agreement dated March 16, 1999 among Autodesk, Inc., Autodesk Development B.V. and Discreet Logic
                       Inc.

     10.13(11)*        Discreet Logic Inc. Amended and Restated 1994 Restricted Stock and Stock Option Plan

     10.14(11)*        Discreet Logic Inc. 1995 Employee Stock Purchase Plan

     10.15(11)*        Discreet Logic Inc. 1995 Non-Employee Director Stock Option Plan

     10.16(11)*        Discreet Logic Inc. 1997 Special Limited Non-Employee Director Stock Plan

     13.1              Pages 1 through 42 of the Registrant's Annual Report to Stockholders for the year ended January 31, 1999 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)

     21.1              List of Subsidiaries

     23.1              Consent of Independent Auditors (included on page 20 of this Report)

     24.1              Power of Attorney (included on page 19 of this Report)

     27.1              Financial Data Schedule

     (1)           Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K filed on March 16, 1999.

     (2)           Incorporated by reference to the exhibit filed with the Registration Statement on Form S-4 filed on March 3,
                   1997.

     (3)           Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

     (4)           Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

     (5)           Incorporated by reference to the Registrant's Report on Form 8-A filed on January 5, 1996, as amended on January
                   8, 1996 and January 15, 1998.

     (6)           Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

     (7)           Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

     (8)           Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992.

     (9)           Incorporated by reference to the exhibit filed with the Registrant's Report on Form S-8 filed on July 23, 1996.

     (10)          Incorporated by reference to the exhibit filed with the Registrant's Report on Form S-8 filed on April 3, 1997.

     (11)          Incorporated by reference to the exhibits filed with the Registrant's Report on Form S-8 filed on March 18, 1999.


    *   Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K
     -------------------

     On November 19, 1998 the Company filed a report on Form 8-K describing the Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation entered into among Autodesk, Inc., Autodesk Development B.V., 9066-9771 Quebec Inc., Autodesk Canada Inc., 9066-9854 Quebec Inc., and Discreet Logic Inc.

     On January 20, 1999 the Company filed a report on Form 8-K describing the Amendment No. 2 to the Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation entered into among Autodesk, Inc., Autodesk Development B.V., 9066-9771 Quebec Inc., Autodesk Canada Inc., 9066-9854 Quebec Inc., and Discreet Logic Inc.


     With the exception of the information incorporated by reference to the Annual Report to Stockholders in Items 5, 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1999 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

     Autodesk, the Autodesk logo, AutoCAD, AutoCAD LT, AutoCAD Map, AutoSketch, Kinetix, Mechanical Desktop, 3D Studio MAX, AutoLISP, Softdesk, Autodesk University, CAD Overlay, Autodesk MapGuide, Autodesk World, 3D Studio VIZ, AUGI, ATC, and Character Studio are registered trademarks, and ObjectARX, AutoSnap, Actrix, Content Explorer, ActiveShapes, and AutoCAD Architectural Desktop are trademarks of Autodesk, Inc. in the USA and/or other countries. Genius is a trademark of Genius CAD Software GmbH and CoKG licensed to Autodesk, Inc., for limited use in connection with specified products. All other brand names, product names, or trademarks belong to their respective holders.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AUTODESK, INC.

                                         By:  /s/ CAROL A. BARTZ
                                         ------------------------
                                         Carol A. Bartz
                                         Chairman of the Board
  Dated: April 28, 1999
                               POWER OF ATTORNEY

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

          Signature                              Title                                           Date
-----------------------------      ------------------------------------------         -------------------------------
/s/ CAROL A. BARTZ                 Chief Executive Officer and                        April 28, 1999
-----------------------------
Carol A. Bartz                     Director (Principal Executive
                                   Officer)

/s/ STEVE CAKEBREAD                Vice President and Chief Financial Officer         April 28, 1999
-----------------------------
Steve Cakebread                    (Principal Financial Officer)

/s/ DAVID S. OPPENHEIMER           Vice President, Finance                            April 28, 1999
-----------------------------
David S. Oppenheimer               (Principal Accounting Officer)

/s/ MARK A. BERTELSEN              Director                                           April 28, 1999
-----------------------------
Mark A. Bertelsen

/s/ CRAWFORD W. BEVERIDGE          Director                                           April 28, 1999
-----------------------------
Crawford W. Beveridge

/s/ J. HALLAM DAWSON               Director                                           April 28, 1999
-----------------------------
J. Hallam Dawson

/s/ PAUL OTELLINI                  Director                                           April 28, 1999
-----------------------------
Paul Otellini

/s/ MORTON L. TOPFER               Director                                           April 28, 1999
-----------------------------
Morton L. Topfer

/s/ MARY ALICE TAYLOR              Director                                           April 28, 1999
-----------------------------
Mary Alice Taylor

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autodesk, Inc. of our report dated February 22, 1999, except for Note 12 as to which the date is March 16, 1999, included in the 1999 Annual Report to Stockholders of Autodesk, Inc.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-15675, No. 33-22656, No. 33-39458, No. 33-41265, No. 33-51110,
No. 33-54683, No. 33-61015, No. 333-08693, No. 333-15037, No. 333-24469, and
No. 333-62655) pertaining to the 1987 Stock Option Plan, 1990 Directors'
Option Plan, 1996 Stock Plan, Employee Qualified Stock Purchase Plan and the 1998 Employee Qualified Stock Purchase Plan of Autodesk, Inc., the Teleos Research 1996 Stock Plan and the Softdesk, Inc. 1992 Stock Option Plan, Softdesk, Inc. 1993 Director Stock Option Plan and Softdesk, Inc. 1993 Equity Incentive Plan of our report dated February 22, 1999, except for Note 12 as to which the date is March 16, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule in this Annual Report (Form 10-K) of Autodesk, Inc.




                                                       /s/ ERNST & YOUNG LLP


                                                            ERNST & YOUNG LLP

San Jose, California
April 28, 1999

                                                                     Schedule II


                                AUTODESK, INC.

                       VALUATION AND QUALIFYING ACCOUNTS




                                                        Additions
                                          Balance at   Charged to                  Balance
                                           Beginning    Costs and   Deductions     at End
              Description                   of Year     Expenses    Write-Offs     of Year
----------------------------------------  -----------  -----------  -----------  -----------
  Fiscal year ended January 31, 1999
     Allowance for doubtful accounts      $ 7,136,000  $ 1,737,000  $ 2,068,000  $ 6,805,000
     Allowance for stock balancing and
       product rotation                   $20,219,000  $25,484,000  $30,926,000  $14,777,000

  Fiscal year ended January 31, 1998
     Allowance for doubtful accounts      $ 6,635,000  $ 3,701,000  $ 3,200,000  $ 7,136,000
     Allowance for stock balancing and
       product rotation                   $17,175,000  $38,419,000  $35,375,000  $20,219,000

  Fiscal year ended January 31, 1997
     Allowance for doubtful accounts      $ 6,731,000  $ 1,735,000  $ 1,831,000  $ 6,635,000
     Allowance for stock balancing and
       product rotation                   $14,607,000  $46,884,000  $44,316,000  $17,175,000