Form 10-Q
period 1999-04-30
AUTODESK INC
filed 1999-06-14
CIK 769397

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                   FORM 10-Q
                               -----------------

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the
  -----    Securities Exchange Act of 1934

For the period ended April 30, 1999

                                       OR

           Transition report pursuant to Section 13 or 15(d) of the
  -----    Securities Exchange Act of 1934

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

As of June 8, 1999 there were 58,949,205 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 AUTODESK, INC.
                                     INDEX

                        PART I.  FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statement of Operations
            Three months ended April 30, 1999 and 1998.................     3

           Condensed Consolidated Balance Sheet
            April 30, 1999 and January 31, 1999........................     4

           Condensed Consolidated Statement of Cash Flows
            Three months ended April 30, 1999 and 1998.................     6

           Notes to Condensed Consolidated Financial Statements........     7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    12

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................    24

Item 4.    Submission of Matters to a Vote of Security Holders.........    25

Item 6.    Exhibits and Reports on Form 8-K............................    25

           Signatures..................................................    25

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    Three months ended
                                                                        April 30,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
Net revenues                                                      $194,939      $222,918
Costs and expenses:
  Cost of revenues                                                  32,408        34,022
  Marketing and sales                                               80,693        73,823
  Research and development                                          38,598        39,280
  General and administrative                                        34,454        26,971
  Amortization of goodwill and purchased intangibles                 7,214         6,538
  Nonrecurring charges                                              21,781             -
  Litigation accrual reversal                                            -          (405)
                                                                  --------      --------
                                                                   215,148       180,229
                                                                  --------      --------
Income (loss) from operations                                      (20,209)       42,689
Interest and other income, net                                       4,496         2,022
                                                                  --------      --------
Income (loss) before income taxes                                  (15,713)       44,711
Provision for income taxes                                           1,431        15,978
                                                                  --------      --------
Net income (loss)                                                 $(17,144)     $ 28,733
                                                                  ========      ========
Basic net income (loss) per share                                 $  (0.29)     $   0.51
                                                                  ========      ========
Diluted net income (loss) per share                               $ ( 0.29)     $   0.48
                                                                  ========      ========
Shares used in computing basic net income (loss) per share          58,930        55,984
                                                                  ========      ========
Shares used in computing diluted net income (loss) per share        58,930        60,426
                                                                  ========      ========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)

                                                                         April 30, 1999   January 31, 1999
                                                                         --------------   ----------------
                                                                           (Unaudited)        (Audited)
Current assets:
  Cash and cash equivalents                                                 $ 193,333         $ 258,941
  Marketable securities                                                       233,478           102,756
  Accounts receivable, net                                                    127,493           114,901
  Inventories                                                                  22,593            23,169
  Deferred income taxes                                                        20,794            20,323
  Prepaid expenses and other current assets                                    26,976            24,325
                                                                            ---------         ---------
    Total current assets                                                      624,667           544,415
                                                                            ---------         ---------
Marketable securities                                                          85,859            66,265
Computer equipment, furniture, and leasehold improvements, at cost:
  Computer equipment and furniture                                            143,405           140,513
  Leasehold improvements                                                       24,623            24,767
  Less accumulated depreciation                                              (121,088)         (116,625)
                                                                            ---------         ---------
    Net computer equipment, furniture, and leasehold improvements              46,940            48,655
Purchased technologies and capitalized software, net                           42,696            40,630
Goodwill, net                                                                  91,611            85,546
Deferred income taxes                                                          14,560            12,147
Other assets                                                                   23,962            25,602
                                                                            ---------         ---------
                                                                            $ 930,295         $ 823,260
                                                                            =========         =========

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                   April 30, 1999   January 31, 1999
                                                   --------------   ----------------
                                                     (Unaudited)       (Audited)
Current liabilities:
  Accounts payable                                    $ 41,953          $ 49,053
  Accrued compensation                                  38,389            49,592
  Accrued income taxes                                  93,193            96,731
  Deferred revenues                                     40,879            24,833
  Other accrued liabilities                             67,317            58,905
                                                      --------          --------
    Total current liabilities                          281,731           279,114
                                                      --------          --------

Deferred income taxes                                    2,585             3,333
Other liabilities                                        1,369             3,486

Stockholders' equity:
  Common stock                                         605,038           470,801
  Deferred compensation                                   (353)             (551)
  Retained earnings                                     55,450            81,209
  Accumulated other comprehensive loss                 (15,525)          (14,132)
                                                      --------          --------
    Total stockholders' equity                         644,610           537,327
                                                      --------          --------
                                                      $930,295          $823,260
                                                      ========          ========

                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                            Three months ended
                                                                                                                April 30,
                                                                                                          ----------------------
                                                                                                            1999          1998
                                                                                                          --------      --------
Operating activities
  Net income (loss)                                                                                       $ (17,144)    $ 28,733
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Charge for acquired in-process research and development                                                  3,287            -
     Depreciation and amortization                                                                           16,794       18,493
     Net loss on fixed assets disposals                                                                         408            -
     Changes in operating assets and liabilities                                                            (15,068)      (3,966)
                                                                                                          ---------     --------
Net cash provided by (used in) operating activities                                                         (11,723)      43,260
                                                                                                          ---------     --------
Investing activities
  Net purchases of marketable securities                                                                   (150,316)     (37,571)
  Business combinations, net of cash acquired                                                               (25,642)           -
  Capital purchases of computer equipment, furniture, and leasehold improvements                             (3,548)      (8,288)
  Proceeds from disposition of fixed assets                                                                     232            -
  Purchases of software technologies, capitalization of software costs, and other                            (1,145)       3,777
                                                                                                          ---------     --------
 Net cash used in investing activities                                                                     (180,419)     (42,082)
                                                                                                          ---------     --------
Financing activities
   Proceeds from issuance of common stock, net of issuance costs                                            133,967       57,036
   Dividends paid                                                                                            (3,593)      (2,810)
   Change in notes payable and short-term borrowings, net                                                    (1,589)           -
                                                                                                          ---------     --------
Net cash provided by financing activities                                                                   128,785       54,226
                                                                                                          ---------     --------
Effect of exchange rate changes on cash & cash equivalents                                                   (2,571)      (3,957)
                                                                                                          ---------     --------
Discreet Logic activity for the one month ended January 31, 1999 (see Note 2)                                   320            -
                                                                                                          ---------     --------
Net increase (decrease) in cash and cash equivalents                                                        (65,608)      51,447
Cash and cash equivalents at beginning of year                                                              258,941      108,738
                                                                                                          ---------     --------
Cash and cash equivalents at end of quarter                                                               $ 193,333     $160,185
                                                                                                          =========     ========
Supplemental cash flow information:
    Cash paid during the period for income taxes                                                          $   5,140     $  1,647
                                                                                                          =========     ========
 Supplemental noncash information:
    Common stock received in relation to the equity collar                                                $       -     $  4,265
                                                                                                          =========     ========

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

The condensed consolidated financial statements of Autodesk, Inc. ("Autodesk" or the "Company") at April 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at April 30, 1999 should be read in conjunction with the consolidated financial statements, as restated, and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 and the Company's supplemental consolidated financial statements (formed as a result of the consolidation of Autodesk and Discreet Logic Inc.) on Form 8-K/A for the fiscal year ended January 31, 1999. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

2. Business Combinations
   ---------------------

Discreet Logic Inc.

On March 16, 1999, Autodesk's indirect wholly-owned subsidiary, Autodesk Development B.V., acquired all voting shares of the successor company to Discreet Logic Inc. ("New Discreet") resulting from the Amalgamation (as defined below) by way of an amalgamation under the Companies Act of Quebec by and among Discreet and certain indirect wholly owned subsidiaries of Autodesk (the "Amalgamation") and certain related transactions described below (together with the Amalgamation, the "Acquisition"). As a result of the Acquisition, New Discreet became an indirect subsidiary of Autodesk. In connection with the Acquisition, an aggregate of approximately 10 million shares of Autodesk common stock, par value $0.01 per share (the "Autodesk Common Stock"), and New Discreet shares exchangeable for Autodesk Common Stock ("New Discreet Exchangeable Shares"), were issued in exchange for all common shares of former Discreet Logic Inc., no par value per share (the "Discreet Common Shares"), issued and outstanding immediately prior to the Amalgamation. Each Discreet Common Share outstanding immediately prior to the Amalgamation was converted, through a series of steps, at the election of its holder, into either (i) 0.33 shares of Autodesk Common Stock, or (ii) 0.33 New Discreet Exchangeable Shares. Each New Discreet Exchangeable Share may be exchanged at the election of the holder for one share of Autodesk Common Stock.

Prior to the acquisition, Discreet's fiscal year ended December 31. As a result, the financial statements for the fiscal quarter ended April 30, 1998 combine Autodesk's historical financial statements with Discreet's financial statements for the quarter ended March 31, 1998. Separate results of the combined entities for the three months ended April 30, 1999 and 1998 are as follows:

                      Three Months Ended     Three Months Ended
(In millions)           April 30, 1999         April 30, 1998
                      ------------------     ------------------
Net revenues:
   Autodesk                 $170.0                $187.2
   Discreet                   24.9                  35.7
                            ------                ------
                            $194.9                $222.9
                            ======                ======
Net income (loss):
   Autodesk                 $ (7.3)               $ 25.8
   Discreet                   (9.8)                  2.9
                            ------                ------
                            $(17.1)               $ 28.7
                            ======                ======

In connection with the acquisition, the Company recorded nonrecurring charges of $18.5 million, consisting of transaction costs ($15.1 million), restructuring costs ($3.0 million), and other one-time costs ($0.4 million). Transaction costs consisted primarily of fees for investment bankers, attorneys, financial printing, accountants, and other related costs. Restructuring costs included severance and exit costs (see Note 7 for further information).


Results of Discreet for the one-month period ended January 31, 1999, have been excluded from the reported results of the combined entity as a result of changing Discreet's year-end to January 31, 1999. A summary of these results is as follows (in thousands):

  Sales              $3,807
  Net loss           (5,022)

There were no other significant changes in stockholders' equity for the period excluded from the reported results of operations.

VISION* Solutions

On April 22, 1999, the Company acquired VISION* Solutions ("VISION"), a leading-edge vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions from MCI Systemhouse Corporation, a Subsidiary of MCI WorldCom Inc., for approximately $26 million in cash. Approximately $3.3 million of the VISION purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use, and as such, was charged to nonrecurring charges in the first quarter of fiscal year 2000. The remaining purchase price was allocated, based on the Company's preliminary estimates, primarily to assets acquired, developed technology, and other intangibles. Specifically, costs of $13.4 million and $2.1 million were allocated to preliminary goodwill and other intangibles and are being amortized over periods of three to seven years. The operating results of VISION, which have not been material in relation to those of the Company, have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

3. Recently Issued Accounting Standards
   ------------------------------------

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

4. Common Stock Repurchase Programs
   --------------------------------

In connection with the acquisition of Discreet (see Note 2 to the condensed consolidated financial statements), the Company's Board of Directors has rescinded and terminated all stock repurchase programs.

5.  Net Income Per Share
    --------------------

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

                                                             Three months ended
                                                                 April 30,
                                                         --------------------------
(In thousands)                                             1999              1998
                                                         --------          --------
Numerator:
  Numerator for basic and diluted
   per share amounts - net income (loss)                 $(17,144)         $28,733

Denominator:
  Denominator for basic net income (loss)
   per share - weighted average shares                     58,930           55,984
  Effect of dilutive common stock options                       -            4,442
                                                         --------          -------

Denominator for dilutive net income (loss) per share       58,930           60,426
                                                         ========          =======

In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS. Had the Company not been in a loss position in the three months ended April 30, 1999, dilutive options of 2.8 million would have been added to compute diluted EPS. In the three months ended April 30, 1999 and 1998, antidilutive weighted shares of 3.6 million and 1.6 million respectively, have been excluded from the computation of diluted EPS.

6. Comprehensive Income
   --------------------

Effective February 1, 1998, Autodesk adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Autodesk's total comprehensive income (loss) was as follows:

                                            Three months ended
                                                April 30,
                                        --------------------------
(In thousands)                            1999              1998
                                        --------          --------
Net income (loss)                       $(17,144)          $28,733
Other comprehensive loss                  (1,393)             (582)
                                        --------           -------
  Total comprehensive income (loss)     $(18,537)          $28,151
                                        ========           =======

7. Restructuring Charges
  ---------------------

In connection with the Company's acquisition of Discreet on March 16, 1999 (see
Note 2), Autodesk's management approved restructuring plans to eliminate duplicative legal entities and to reduce overhead. These plans resulted in a charge of $3 million, which includes $1.7 million for the cost of involuntary employee separation benefits. Employee separation benefits include severance, medical and other benefits. The remaining charge of $1.3 million relates to other exit costs, primarily to eliminate duplicate legal entities.

8. Common Stock Follow-on Offering
   -------------------------------

In order to qualify for pooling of interests treatment in the Discreet acquisition (see Note 2), on March 16, 1999, Autodesk completed a follow-on offering of 3,000,000 shares of Autodesk common stock at $41 per share for net proceeds of $5.3 million.

9. Segments
   --------

The Company operates in three segments--the Design Solutions segment (consisting of the MCAD, AECAD, and GIS market groups), the Personal Solutions Group ("PSG"), and Discreet (consisting of the Discreet and Kinetix market groups). The Design Solutions segment derives revenues from the sales of design software products whose end users include architects, engineers, construction firms, designers, and drafters. The Personal Solutions Group develops and sells design software products for professionals, occasional users, or consumers who design, draft, and diagram. Finally, Discreet derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting and Web design. All segments primarily distribute their respective products through authorized dealers and distributors. The PSG and Discreet segments also sell their products directly to end users.

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. The Company currently does not separately accumulate and report asset information by market group. Information concerning the operations of the Company's reportable segments is as follows:

                                              Three months ended April 30,
                                              ----------------------------
(In millions)                                   1999               1998
                                              --------           --------
Net revenues:
   Design Solutions                            $128.4              $145.2
   Personal Solutions Group                      32.6                32.3
   Discreet                                      33.9                45.4
                                               ------              ------
                                               $194.9              $222.9
                                               ======              ======
Income (loss) from operations:
   Design Solutions                            $ 58.3              $ 76.0
   Personal Solutions Group                      18.6                21.5
   Discreet                                     (24.7)                5.6
   Unallocated amounts/1/                       (72.4)              (60.4)
                                               ------              ------
                                               $(20.2)             $ 42.7
                                               ======              ======

/1/ Unallocated amounts in the quarter ended April 30, 1999 and April 30, 1998 are attributed primarily to other geographic costs and expenses which are managed outside the reportable segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained herein relative to markets for Autodesk's products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and Autodesk's actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including "Certain Risk Factors Which May Impact Future Operating Results," page 15 as well as factors set forth in Autodesk's Annual Report on Form 10-K.

On March 16, 1999, Autodesk acquired Discreet Logic Inc. ("Discreet"), hereafter collectively referred to as the Company, in a business combination accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows of Discreet as though it had always been a part of Autodesk. In the acquisition, Autodesk acquired all of the voting stock of Discreet, a company that develops, assembles, markets, and supports nonlinear digital systems and software for creating, editing, and compositing imagery and special effects for film, video, and HDTV, and issued
0.33 shares of Autodesk's common stock, or 0.33 exchangeable shares (which can be exchanged, at the holder's election, for one share of Autodesk's common stock), for each outstanding share of Discreet. The transaction resulted in the issuance of an aggregate of approximately 10 million shares of Autodesk common stock and exchangeable shares (see Note 2).

Prior to the acquisition, Discreet's fiscal year ended December 31. As a result, the financial statements for the fiscal quarter ended April 30, 1998 combine Autodesk's historical financial statements with Discreet's financial statements for the quarter ended March 31, 1998.

Results of Operations

Three Months Ended April 30, 1999 and 1998
------------------------------------------

Net revenues.   Autodesk's first quarter net revenues of $194.9 million
decreased 13 percent from the first quarter of the prior fiscal year. Net revenues in the Americas decreased 27 percent compared to the same period in the prior fiscal year, slightly offset by an increase in Asia Pacific net revenues of 11 percent. Net revenues in Europe remained relatively flat. The decrease in net revenue was due to product transition issues related to AutoCAD 2000, which began shipping during the current quarter and Design 2000 products due to ship later in the fiscal year. Sales of AutoCAD and AutoCAD upgrades accounted for approximately 52 percent and 58 percent of Autodesk's consolidated net revenues in the first quarter of fiscal years 2000 and 1999, respectively. On a stand-alone basis, AutoCAD and AutoCAD upgrades were 42% percent and 49% percent of consolidated revenues in the first quarter of fiscal years 2000 and 1999, respectively. The value of the US dollar, relative to international currencies, had no significant impact on net revenues in the first quarter of the current fiscal year compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 66 percent of Autodesk's revenues in the first quarter of fiscal year 2000 as compared to 59 percent in the same period of the prior fiscal year.

Autodesk derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products which are interoperable with AutoCAD, and expects this trend to continue. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on Autodesk's business and consolidated results of operations. Additionally, slowdowns in any of Autodesk's geographical markets could also have a material adverse impact on Autodesk's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 4 percent of consolidated revenues in the first quarter of fiscal years 2000 and 1999. Management anticipates that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues increased from 15 percent of net revenues in the first quarter of fiscal year 1999 to 17 percent of net revenues in the corresponding period of the current fiscal year. This increase is largely due to increases in royalties incurred. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 41 percent and 33 percent of net revenues in the first quarter of fiscal years 2000 and 1999, respectively. Actual spending increased 9 percent primarily as a result of higher advertising and promotion costs related to the launch of AutoCAD 2000 in March 1999 and higher employee costs. Autodesk expects to continue to invest in marketing and sales of its products, to develop market opportunities, and to promote its competitive position. Accordingly, Autodesk expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 20 percent and 18 percent of net revenues in the first quarter of fiscal years 2000 and 1999, respectively. Actual research and development spending (including capitalized software costs of $4.7 million recorded during the current quarter) increased 10 percent from the same period in the prior fiscal year due to the addition of software engineers, incremental costs associated with the acquisition of Genius (which occurred in the second quarter of fiscal year
1999), and costs associated with the development of new and enhanced products, including AutoCAD 2000 which was released in March, 1999. Autodesk anticipates that research and development expenses will increase in future periods as a result of product development efforts by Autodesk's market groups and incremental personnel costs. Additionally, Autodesk intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses.

General and administrative. General and administrative expenses were 18 percent of net revenues in the first quarter of fiscal year 2000 as compared to 13 percent of net revenues in the first quarter of the prior fiscal year. In absolute dollar terms, general and administrative expenses increased 28 percent from the same period of the prior fiscal year, resulting primarily from increased employee-related expenses (a $3 million increase) and professional fees related to Autodesk's information technology infrastructure (a $2.6 million increase). The Company currently expects that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $7.2 million in the first quarter of fiscal year 2000 compared to $6.5 million in the corresponding quarter of the prior fiscal year. The increase was largely due to incremental amortization associated with the acquisition of Genius.

Nonrecurring charges -- Discreet acquisition. In March, 1999, Autodesk acquired all of the voting stock of Discreet, a company that develops, assembles, markets, and supports nonlinear digital systems and software for creating, editing, and compositing imagery and special effects for film, video, and HDTV, and issued 0.33 shares of Autodesk's common stock, or 0.33 exchangeable shares (which can be exchanged, at the holder's election, for one share of Autodesk's common stock), for each outstanding share of Discreet. The transaction resulted in the issuance of an aggregate of approximately 10 million shares of Autodesk common stock and exchangeable shares. In connection with the acquisition, the Company recorded nonrecurring charges of $18.5 million, consisting of transaction costs ($15.1 million), restructuring costs ($3.0 million), and other one-time costs ($0.4 million). Transaction costs consisted primarily of fees for investment bankers, attorneys, financial printing, accountants, and other related costs. Restructuring costs included severance and exit costs (see Note 7 to the condensed consolidated financial statements for further information).

Nonrecurring charges -- VISION acquisition. On April 22, 1999, Autodesk acquired VISION* Solutions ("VISION"), a leading-edge vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions from MCI Systemhouse Corporation for approximately $26 million in cash. Approximately $3.3 million of the VISION purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use, and as such, was charged to nonrecurring charges in the first quarter of fiscal year 2000.

The research and development projects in-process as of the acquisition date consisted of the development of the following products:

                                              Estimated    Anticipated
                                   Percent     cost to    Introduction
Vision in-process technologies    completed   complete        date
--------------------------------  ---------   ---------   ------------
(in millions)
Vision 6.x product                   60%         1.2        late 1999
Electric 3.x product                 39%         1.4        late 1999

The projected financial results used in the valuation were based on expectations for Vision on a stand-alone basis that any third party acquirer may expect excluding the specific synergistic benefits that Autodesk expects to achieve after the acquisition.

The rate used to discount the net cash flows back to their present values is based on the weighted average costs of capital, or "WACC". A discount rate of 25% was used for valuing the in-process research and development. In utilizing a discount rate greater than Autodesk's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows with these projects.

Interest and other income. Interest and other income was $4.5 million in the first quarter of fiscal year 2000 compared to $2.0 million in the corresponding period of the prior fiscal year. The increase was primarily due to higher interest income related to higher cash, cash equivalents, and marketable securities balances and a higher average interest rate.

Provision for income taxes. Excluding the impact of nonrecurring charges, the Company's effective income tax rate was 32 percent in the first quarter of fiscal year 2000 compared to 36 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due to incremental tax benefits associated with the Company's foreign earnings that are taxed at rates different than the U.S. statutory rate. No tax benefit has been recorded with respect to the nonrecurring charges incurred in connection with the Discreet and Vision acquisitions in the first quarter of fiscal year 2000.

The Company's United States income tax returns for fiscal years ended January 31, 1992 through 1996, are under examination by the Internal Revenue Service ("IRS"). On August 27, 1997, the IRS issued a Notice for Deficiency proposing increases to the amount of the Company's federal income taxes for fiscal years 1992 and 1993. On November 25, 1997, the Company filed a petition with the United States Tax Court to contest these alleged tax deficiencies. In May 1999, Autodesk resolved substantially all of the alleged deficiencies for fiscal years ended January 31, 1992 through 1996. The resolution of these alleged tax deficiencies and any remaining adjustments that may ultimately result from these examinations are not expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

In-process research and development for prior period acquisitions. On May 4, 1998, Autodesk entered into an agreement with Genius, a German limited liability company, to purchase various mechanical computer-aided design software applications and technologies. The acquisition was accounted for using the purchase method of accounting and resulted in a non-recurring charge for in-process research and development of $13.1 million, all of which was recorded during the three months ended July 31, 1998.

As of April 30, 1999, the following are the estimated completion percentages and projected introduction dates for the acquired in-process technologies:


                                   Percent     Introduction
Genius in-process technologies    completed        date
--------------------------------  ----------  --------------
Genius AutoCad Version R15          80-90%    August 1999
Genius Vario Version R15            80-90%    August 1999
Genius Modules Version R15          80-90%    August 1999
Genius Desktop Version 3.0            100%    September 1998
Genius AutoCAD LT 1998                100%    October 1998

Failure to complete the development of these projects in their entirety, or in a timely manner, could have an adverse impact on Autodesk's operating results, financial condition, and results of operations. Additionally, the value of other intangible assets acquired from Genius may become impaired.

Certain Risk Factors Which May Impact Future Operating Results

Autodesk operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

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

The Architecture, Engineering, and Construction family of products competes directly with software offered by companies such as Bentley Systems, Inc. ("Bentley"); Computervision Corporation (a subsidiary of Parametric Technology Corporation) ("Computervision"); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; Eagle Point Software; International Microcomputer Software, Inc. ("IMSI"); Intergraph Corporation; Nemetschek Systems, Inc.; and Visio Corporation ("Visio"). Autodesk's MCAD products compete with products offered by Bentley; Visionary Design Systems; Hewlett-Packard Corporation; Parametric Technology Corporation; Structural Dynamics Research Corporation; Unigraphics; Computervision; Dassault Systemes ("Dassault"); Solidworks Corporation (a subsidiary of Dassault); Baystate Technologies, Inc.; and think3. Autodesk's GIS Market Group faces competition from Bentley; Intergraph; MapInfo Corporation; Environmental Systems Research Institute ("ESRI"); and Smallworldwide plc. Discreet product offerings compete with products offered by Quantel Limited ("Quantel"), Avid, Sony Corporation, Adobe Systems Inc., and Media 100 Inc. Kinetix(R) product offerings compete with products offered by other multimedia companies such as Adobe Systems Inc.; Macromedia, Inc.; Silicon Graphics, Inc.; and Avid Technology, Inc. The Personal Solutions Group family of products competes with IMSI; The Learning Company; Visio; Micrografx Inc.; and others. Certain of the competitors of Autodesk have greater financial, technical, sales and marketing, and other resources than Autodesk.

The future financial performance of Autodesk's Discreet business unit will depend in part on the successful development, introduction, and customer acceptance of existing and new or enhanced products. In addition, in order for the unit to achieve sustained growth, the market for its systems and software must continue to develop, and Autodesk must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. Autodesk may not be successful in marketing its existing or new or enhanced products. In addition, as Autodesk enters new markets, distribution channels, technical requirements, and levels and bases of competition may be different from those in Autodesk's current markets; Autodesk may not be able to compete favorably.

Autodesk believes that the principal factors affecting competition in its markets are product reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price, and training. In addition, the availability of third-party application software is a competitive factor within the CAD market. Autodesk believes that it competes favorably in these areas and that its competitive position depends, in part, upon its continued ability to enhance existing products and to develop and market new products.

In April 1998, Autodesk received notice that the Federal Trade Commission ("FTC") has undertaken a nonpublic investigation to determine whether Autodesk or others have engaged in or are engaging in unfair methods of competition. The FTC has not made any claims or allegations regarding Autodesk's current business practices or policies, nor have any charges been filed. Autodesk intends to cooperate fully with the FTC in its inquiry. Autodesk does not believe that the investigation will have a material impact on its business or consolidated results of operations.

Fluctuations in quarterly operating results. From time to time, Autodesk experiences fluctuations in its quarterly operations as a result of periodic release cycles, competitive factors and general economic conditions among other things. In addition, Autodesk has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, Autodesk's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

The technology industry is particularly susceptible to fluctuations in operating results within a quarter. These fluctuations are caused by a number of factors including the timing of the introduction of new products by Autodesk or its competitors and other economic factors experienced by Autodesk's customers in the geographic regions in which Autodesk does business.

The operating results of Autodesk's recently acquired Discreet business unit could vary significantly from quarter to quarter. A limited number of system sales may account for a substantial percentage of Discreet's quarterly revenue because of the high average sales price of Discreet's products and the timing of purchase orders. Historically, Discreet has generally experienced greater revenues during the period following the completion of the NAB trade show, which typically is held in April. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes in customer buying patterns in response to platform changes and changes in product development, and sales and marketing expenditures.

Additionally, Autodesk's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on Autodesk's consolidated results of operations and financial condition.

Similarly, shortfalls in Autodesk's revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of Autodesk's common stock. Moreover, Autodesk's stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to performance.

Product concentration. Autodesk derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products which are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on Autodesk's business and consolidated results of operations.

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by Autodesk are internally complex, and despite extensive testing and quality control, may contain errors or defects ("bugs"). Defects or errors may occur in future releases of AutoCAD or other software products offered by Autodesk. Such defects or errors could result in corrective releases to Autodesk's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on Autodesk's business and consolidated results of operations.

Autodesk believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price, and training. Delays or difficulties may result in the delay or cancellation of planned development projects and could have a material and adverse effect on Autodesk's business and consolidated results of operations. Further, increased competition in the market for design, drafting, mapping, or multimedia software products could also have a negative impact on Autodesk's business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products and AutoCAD upgrades, which historically have had lower margins, grow at a faster rate than Autodesk's higher-margin products.

The success of Autodesk's Discreet business unit will depend in part upon Autodesk's ability to enhance Discreet's existing systems and software and to develop and introduce new products and features which meet changing customer requirements and emerging industry standards on a timely basis. In addition, in connection with Discreet's recent acquisitions, Autodesk must fully integrate the edit* (formerly D-Vision OnLine), effect* (formerly Flint and Illuminaire Composition), paint* (formerly Illuminaire Paint), and light* (formerly Lightscape) products into its product line and operations. Discreet from time to time experienced delays in introducing new products and product enhancements, and the Discreet business unit may experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products or product enhancements. In addition, such new products or product enhancements may not meet the requirements of the marketplace and achieve market acceptance. Any such failure could have a material adverse effect on Autodesk's business and consolidated results of operations. From time to time the Discreet business unit or others may announce products, features or technologies which have the potential to shorten the life cycle of or replace its then existing products. Such announcements could cause customers to defer the decision to buy or determine not to buy its products or cause its distributors to seek to return products to the Discreet business unit, any of which could have a material adverse effect on Autodesk's business and consolidated results of operations. In addition, product announcements by Silicon Graphics, Inc. ("SGI") and others in the past have caused customers to defer their decision to buy or determine not to buy Discreet's products. In addition, products or technologies developed by others may render the Discreet business unit's products or technology noncompetitive or obsolete.

Certain of Autodesk's historical product development activities have been performed by independent firms and contractors, while other technologies are licensed from third parties. Autodesk generally either owns or licenses the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who have developed products for Autodesk in the past, may not be able to provide development support to Autodesk in the future. Similarly, Autodesk may not be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could have a material adverse effect on Autodesk's business and consolidated results of operations.

Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of Autodesk's design software. Certain developers may elect to support other products or otherwise experience disruption in product development and delivery cycles. Such disruption in particular markets could negatively impact these third-party developers and end users, which could have a material adverse effect on Autodesk's business and consolidated results of operations. Further, increased merger and acquisition activity currently experienced in the technology industry could affect relationships with other third-party developers and thus adversely affect operating results.

International operations. Autodesk anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in Autodesk's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles for accounts receivable; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where Autodesk does business. During the first quarter of fiscal year 2000, changes in exchange rates from the same period of the prior fiscal year had an insignificant impact on net revenues. Autodesk's risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of underlying assets, liabilities, and other obligations which exist as a part of its ongoing business operations. Autodesk does not enter into derivative contracts for the purpose of trading or speculative transactions. Autodesk's international results may also be impacted by general economic and political conditions in these foreign markets, including the ongoing economic volatility currently experienced in certain Asia Pacific countries. These and other factors may have a material adverse effect on Autodesk's future international operations and consequently on Autodesk's business and consolidated results of operations.

Dependence on distribution channels. Autodesk sells its software products primarily to distributors and resellers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although Autodesk has not currently experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. While no single customer accounted for more than 10 percent of Autodesk's consolidated revenues in fiscal years 1999, 1998 or 1997, the loss of or a significant reduction in business with any one of Autodesk's major international distributors or large U.S. resellers could have a material adverse effect on Autodesk's business and consolidated results of operations in future periods. Autodesk's largest international distributor is Computer 2000/Datech AG in Germany. Autodesk's largest resellers in the United States are Avatech, Ingram Micro, and DLT Solutions, Inc.

Product returns. With the exception of certain European distributors, agreements with Autodesk's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. Although Autodesk's returns as a percentage of net revenues remained constant comparing the first quarter of fiscal year 2000 to the same period in the prior year, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

Autodesk establishes reserves, including reserves for stock balancing and product rotation, based on estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions, and other factors. While Autodesk maintains strict measures to monitor channel inventories and to provide appropriate reserves, actual product returns may differ from its reserve estimates, and such differences could have a material adverse effect on Autodesk's business and consolidated results of operations.

Intellectual property. Autodesk relies on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. Despite such efforts to protect its proprietary rights, unauthorized parties from time to time have copied aspects of Autodesk's software products or have obtained and used information that Autodesk regards as proprietary.

Policing unauthorized use of Autodesk's software products is time-consuming and costly. While Autodesk has received some revenues resulting from the unauthorized use of its software products, it is unable to measure the extent to which piracy of its software products exists, and software piracy can be expected to be a persistent problem. Autodesk's means of protecting its proprietary rights may not be adequate, and its competitors may independently develop similar technology. Autodesk expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in its industry segments grows and as the functionality of products in different industry segments overlaps. Infringement or invalidity claims (or claims for indemnification resulting from infringement claims) may be asserted against Autodesk, and any such assertions could have a material adverse effect on its business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require Autodesk to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which could have a material adverse effect on Autodesk's business and consolidated results of operations.

Autodesk also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses to, or inability to support, maintain, and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed, and integrated, which could have a material adverse effect on Autodesk's business and consolidated results of operations.

Until fiscal year 1996, substantially all of Discreet's systems were sold without written license agreements. Autodesk may be involved in litigation relating to these sales, and the outcome of any such litigation may be more unfavorable to Autodesk as a result of such omissions. The Discreet business unit uses both software and hardware keys with respect to its systems and software but otherwise does not copy-protect its systems and software. It may be possible for unauthorized third parties to copy the Discreet business unit's products or to reverse-engineer or obtain and use information that the Discreet business unit regards as proprietary. Competitors may independently develop technologies that are substantially equivalent or superior to the Discreet business unit's technologies.

Attraction and Retention of Employees. Autodesk's continued growth and success of the Company depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. Autodesk's ability to attract and retain employees is dependent on a number of factors including its continued ability to grant stock incentive awards. Autodesk may not be successful in continuing to recruit new personnel and to retain existing personnel. The loss of one or more key employees or any inability to maintain existing employees or recruit new employees could have a material adverse impact on Autodesk. In addition, Autodesk may experience increased compensation costs to attract and retain skilled personnel.

Impact of Year 2000. Some of the computer programs used by Autodesk in its internal operations rely on time-sensitive software that was written using two digits rather than four to identify the applicable year. These programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Autodesk is currently in the remediation and testing phase of a six-phase year 2000 compliance program related to information technology ("IT") systems. The business continuity planning or final phase is expected to be complete by the end of the third quarter of fiscal year 2000. During the current quarter of fiscal year 2000, Autodesk spent approximately $0.5 million on the IT year 2000 project. Autodesk expects to spend an additional $1.4 million to $1.9 million to complete this project. All expenditures to date have been captured either in
prior year or current year budgets.   Autodesk believes that the key components
of the IT year 2000 project have either been replaced or remediated. Further, Autodesk estimates that if any component of the current systems fail due to year 2000 related issues, Autodesk would be able to divert people and systems traffic, causing delays of between one to three days in service interruptions and processing Autodesk information. Autodesk has a contingency plan in place in order to prevent the loss of critical data, which includes the back up of all critical data processing interactions and a disaster recovery plan. However, there may be a delay in the completion of these procedures and the cost of such procedures will not exceed original estimates, either of which could have a material adverse effect on future results of operations.

In addition to correcting the business and operating systems used by Autodesk in the ordinary course of business as described above, Autodesk has also reviewed its non-IT systems to determine year 2000 compliance of these systems. Autodesk is in a monitoring program that continually checks the status of all non-IT systems and does not anticipate an adverse impact on service and business capabilities with regard to these non-IT systems. Expenditures related to these monitoring procedures have been minimal and are not expected to be significant in future periods.

Autodesk has also tested and continues to test all products it currently produces internally for sale to third parties to determine year 2000 compliance. Autodesk is currently in the third phase of a three-phase year 2000 compliance testing program related to its products. During the current quarter of fiscal year 2000, Autodesk spent approximately $0.4 million on the product year 2000 project. Autodesk expects to spend an additional $0.4 million to $1 million to complete this project. All expenditures to date have been captured either in prior year or current year budgets. Currently-sold products either have been found to be substantially compliant or are currently being tested for compliance. However, many Autodesk products run on operating systems or hardware produced and sold by third-party vendors. These operating systems or hardware may not be converted in a timely manner, or at all, and any failure in this regard may cause Autodesk products not to function as designed. Autodesk will continue to evaluate each product in the currently supported inventory. Any future costs associated with ensuring Autodesk's products are compliant with the year 2000 are not expected to have a material impact on Autodesk's results of operations or financial position. Furthermore, commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and Autodesk is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent Autodesk may be affected by it.

Single European Currency. Autodesk is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period ending January 1, 2002. Autodesk will continue to modify the internal systems that will be affected by this conversion during fiscal year 2000, and does not expect the costs of further system modifications to be material. Autodesk may not be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on Autodesk's operating results. Autodesk is currently evaluating the impact of the introduction of the Euro on its foreign exchange and hedging activities, functional currency designations, and pricing strategies in the new economic environment. In addition Autodesk faces risks to the extent that banks and vendors upon whom Autodesk relies and their suppliers are unable to make appropriate modifications to support Autodesk's operations with respect to Euro transactions. While Autodesk will continue to evaluate the impact of the Euro, management does not believe its introduction will have a material adverse effect upon Autodesk's results of operations or financial condition.

Risks associated with acquisitions and investments. Autodesk periodically acquires or invests in businesses, software products, and technologies which are complementary to Autodesk's business through strategic alliances, debt and equity investments, joint ventures, and the like. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, and the diversion of management's time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. Autodesk may not be successful in overcoming such risks or that such investments and acquisitions will not have a material adverse impact on Autodesk's business, financial condition, or results of operations. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions, any of which could negatively impact results of operations for a given period or cause lack of linearity quarter to quarter in Autodesk's operating results and financial condition.

Failure to achieve beneficial synergies from Discreet acquisition. Autodesk has acquired Discreet with the expectation that the acquisition will result in beneficial synergies. These include mutual benefits from complementary strengths in the 3D modeling and animation tools markets, the competitive advantages resulting from offering a comprehensive suite of integrated product offerings, combined industry experience and market knowledge, and shared distribution channels. Achieving these anticipated synergies will depend on a number of factors including, without limitation, the successful integration of Autodesk's and Discreet's operations and general and industry-specific economic factors. Even if Autodesk and Discreet are able to integrate their operations and economic conditions remain unchanged, the anticipated synergies may not be achieved. The failure to achieve such synergies could have a material adverse effect on Autodesk's business, results of operations, and financial condition.

Integration of Discreet's operations and technologies.   Achieving the
anticipated benefits of the Discreet acquisition will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner, and this may not occur. The combination of the two companies will require, among other things, integration of the companies' respective operations, products, technologies, management information systems, distribution channels, and key personnel and the coordination of their sales, marketing, and research and development efforts. In particular, Autodesk will be required to integrate its existing sales channel, which consists principally of independent resellers, with Discreet's sales force, which typically sells product directly to customers. As a result of these and other factors, the integration may not be accomplished smoothly or successfully, if at all. If significant difficulties are encountered in the integration of the existing operations, products, or technologies or the development of new products and technologies, resources could be diverted from new product development, and delays in new product introductions could occur. Compared to Autodesk's products, Discreet's products have traditionally experienced longer, more complex sales cycles. Autodesk may not be able to take full advantage of the combined sales efforts. In addition, the difficulties of integrating Autodesk and Discreet may be increased by the necessity of coordinating organizations with distinct corporate cultures and widely dispersed operations in two different countries. The integration of operations and technologies of these entities is a significant challenge to Autodesk management and will require substantial effort and dedication of management and other personnel, which may distract their attention from the day-to-day business of these entities, the development or acquisition of new technologies, and the pursuit of other business opportunities. In addition, certain Discreet product offerings currently include computer hardware, which may present business issues as to which Autodesk management has limited experience. Failure to successfully accomplish the integration of the two companies' operations, technologies, and personnel would likely have a material adverse effect on Autodesk's business, financial condition and results of operations. In addition, during the period of integration, aggressive competitors may undertake initiatives to attract customers or employees through various incentives, which could have a material adverse effect on the business, results of operations, and financial conditions of Autodesk.

Discreet's customers. Discreet's customers may not continue their current buying patterns in light of the acquisition. Certain customers may defer purchasing decisions as they evaluate the acquisition, other recent acquisitions and product announcements in the multimedia and design software industries, Autodesk's postacquisition product strategy, current and anticipated product offerings of competitors, and any other outside forces which may affect customer buying patterns. Customers may ultimately decide to purchase competitors' products in lieu of Discreet products. Historically, Discreet and Autodesk have had significantly different types of customers. These different customer types may evaluate postacquisition

Autodesk differently. The decision of customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on Autodesk's business, results of operations, and financial condition.

Integration of operations of a non-U.S. company. Cross-border acquisitions entail certain special risks beyond those normally encountered in a domestic acquisition. These include the difficulty of integrating employees from a different corporate culture into the acquiring organization; the need to understand different incentives that motivate employees in a non-U.S. company; the greater difficulty of transplanting the acquiring company's corporate culture to an organization that is physically distant; and the difficulty and expense of relocating employees from one country to another in the event of an internal group restructuring following an acquisition. These factors can reduce the likelihood of the long-term success of a cross-border acquisition. Although Autodesk derives the majority of its revenues from non-U.S. sales and has significant operations outside the United States, it has limited experience integrating the management, sales, product development, and marketing organizations of a significant non-U.S. business with its existing operations. Although Discreet has sales and marketing operations in the United States and derives a significant portion of its revenue from U.S. sales, its management and product development personnel are predominantly based in Canada. Autodesk may not be able to successfully integrate the personnel and operations of Discreet into the existing Autodesk organization.

Single market for Discreet's product offerings; risks associated with expansion into new markets. To date, Discreet's products have been purchased primarily by creative professionals for use in production and postproduction in the film and video industries. In order for Autodesk's Discreet business unit to achieve sustained growth, the market for Discreet's product offerings must continue to develop, and Autodesk must expand this market to include additional applications within the film and video industries and develop new products for use in related markets. Discreet recently announced its multiplatform software initiative to develop and market software across Apple Macintosh, Microsoft Windows NT, and Unix operating systems, in addition to its existing real-time turnkey systems solutions, targeted at two new market segments: institutional customers and prosumers (professional consumers). While Autodesk believes that the market recognition which Discreet achieved through sales of Flame/(R)/, Smoke/(R)/, effect*, Inferno/(R)/, and Fire/(R)/ systems to creative professionals will facilitate Autodesk's marketing efforts in new markets, Autodesk's Discreet business unit may not be able to successfully develop and market systems and software for other markets, and, even if it does so, such systems and software may not be accepted at a rate, and in levels, sufficient to maintain growth. Further, the distribution channels, technical requirements, and levels and bases of competition in other markets are different than those in the Discreet business unit's current market, so the Discreet business unit may not be able to compete favorably in those markets.


Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury bills, totaled $512.7 million at April 30, 1999, compared to $428.0 million at January 31, 1999. The $84.7 million increase in cash, cash equivalents, and marketable securities was due primarily to net proceeds from the issuance of common stock largely related to the follow-on offering ($134.0 million) (see Note 8). This increase was partially offset by the acquisition of VISION ($26 million), cash used in operations ($11.7 million), and purchases of software technologies and capitalization of software ($4.7 million).


Autodesk sold put warrants to an independent third party in December 1997 that entitled the holder of the warrants to sell 1.5 million shares of common stock to the Company at $38.12 per share. Additionally, Autodesk purchased call options from the same independent third party that entitled Autodesk to buy 1 million shares at $39.88 per share. The premiums received with respect to the equity options totaled $4.5 million and equaled the premiums paid.
Consequently, there was no exchange of cash. At any given date, the amounts potentially subject to market risk were generally limited to the amount by which the per share price of the put warrants exceeds the market value of Autodesk's common stock. The put warrants permitted a net share settlement at the Company's option. In March 1998, Autodesk exercised the call option, electing the net share settlement option and retired approximately 97,000 shares of its common stock. The put warrants expired unexercised.

In connection with the acquisition of Discreet (see Note 2 to the condensed consolidated financial statements), in August 1998, Autodesk's Board of Directors rescinded and terminated all stock repurchase programs.

Autodesk's Discreet business unit has a revolving demand line of credit with its bank, under which it may borrow up to Cdn$7,000,000 (approximately $4,739,000 at April 30, 1999). Advances under the line accrue interest monthly at the Canadian prime rate (6.25% at April 30, 1999) plus 0.25%. Additionally, the agreement provides for a Cdn$600,000 (approximately $406,000 at April 30, 1999) demand leasing facility, and a Cdn$600,000 (approximately $406,000 at April 30, 1999) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.25% at April 30, 1999) plus 1%. The line and facilities are secured by essentially all of Autodesk's Discreet business unit's North American assets. As additional security, the Discreet business unit assigned to the bank its insurance on these assets. The Discreet business unit is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of April 30, 1999, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities, however, the amount available to the Discreet business unit under the line of credit was reduced by the letter of guarantee discussed below.

During the fiscal year ended January 31, 1999, the Discreet business unit's Japanese subsidiary entered into a line of credit agreement with its bank. Under this agreement, the subsidiary can borrow up to $3,000,000. Advances under this line accrue interest at the prevailing overnight rate and are secured by a letter of guarantee, in the amount of $3,000,000, issued by the Discreet business unit in favor of the subsidiary's bank. As of April 30, 1999, there were no borrowings outstanding under this credit agreement.

In March 1998, Discreet issued 645,000 Common Shares (which on a converted basis represent 213,000 Autodesk Common Shares -- see Note 2) under a private placement sale to Intel Corporation for proceeds of approximately $13,527,000, net of issuance costs. During the fiscal year ended January 31, 1999, Discreet concluded a financing arrangement related to the Lightscape Acquisition with the Societe de Developpement Industriel du Quebec, an agency of the Quebec provincial government. This agreement provides for an interest free (until July
2004) loan in the amount of Cdn $2,800,000 (approximately $1,895,000 at April 30, 1999). The funds were received in July 1998 and are repayable in four annual installments of Cdn $600,000 (approximately $406,000 at April 30, 1999) commencing in July 2004, and a final installment of Cdn $400,000 (approximately $271,000 at April 30, 1999) in July 2008. The loan is subject to standard covenants for these arrangements, including covenants that may require early repayment of the loan.

Autodesk has an unsecured $40 million bank line of credit, of which $20 million is guaranteed, that may be used from time to time to facilitate short-term cash flow. At April 30, 1999, there were no borrowings outstanding under this credit agreement, which expires in January 2000.

Autodesk's principal commitments at April 30, 1999 consisted of obligations under operating leases for facilities. Autodesk believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products including the incremental product offerings resulting from the acquisitions of Discreet, Genius, and VISION and enhancement of existing products; financing anticipated growth; dividend payments; and the acquisition of businesses, software products, or technologies complementary to Autodesk's business. Autodesk believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated longer-term cash requirements.

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

Additionally, reference is made to Item 3 of Autodesk's Form 10-K for the fiscal year ended January 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     Affirmative      Negative       Votes
                                        Votes           Votes       Withheld
                                     -----------      --------      --------
1.     To approve the acquisition
       of Discreet                   36,644,406       2,740,498      125,493



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits
        --------
          27.0      Financial Data Schedule for the period ended April 30, 1999

        Reports on Form 8-K
        -------------------

        On March 1, 1999, the Company filed a report on Form 8-K describing an amendment to the acquisition agreement related to Discreet Logic Inc. (See Note 2 for further discussion.)

        On March 31, 1999, the Company filed a report on Form 8-K describing the acquisition of Discreet. (See Note 2.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 11, 1999

                             AUTODESK, INC.
                             (Registrant)


                             /S/  CAROL A. BARTZ
                             ----------------------------------
                             Carol A. Bartz
                             Chairman and Chief Executive Officer


                             /S/  STEVE CAKEBREAD
                             ----------------------------------
                             Steve Cakebread
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer)