Form 10-Q
period 1999-07-31
AUTODESK INC
filed 1999-09-14
CIK 769397

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

For the quarterly period ended July 31, 1999

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

               Yes     X                   No   __
                      ---

As of September 7, 1999, there were 61,001,105 shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION                                   Page No.
                                                                                         --------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statement of Operations
          Three and six months ended July 31, 1999 and 1998...................               3

         Condensed Consolidated Balance Sheet
          July 31, 1999 and January 31, 1999..................................               4

         Condensed Consolidated Statement of Cash Flows
          Six months ended July 31, 1999 and 1998.............................               6

         Notes to Condensed Consolidated Financial Statements.................               7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................              12

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................              25

Item 4.  Submission of Matters to a Vote of Security Holders..................              25

Item 6.  Exhibits and Reports on Form 8-K.....................................              26

         Signatures...........................................................              26

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three months ended                         Six months ended
                                                          July 31,                                  July 31,
                                           -----------------------------------       -----------------------------------
                                                 1999                 1998                 1999                 1998
                                           --------------       --------------       --------------       --------------
Net revenues                               $      202,945       $      226,811       $      397,884       $      449,729
                                           --------------       --------------       --------------       --------------

Costs and expenses:

    Cost of revenues                               39,614               35,582               72,022               69,604

    Marketing and sales                            82,469               75,355              163,161              149,178

    Research and development                       44,704               38,407               83,302               77,687

    General and administrative                     33,613               27,621               68,038               54,592

    Amortization of goodwill and
     purchased intangibles                          7,793                7,464               15,037               14,002

    Nonrecurring charges                                -               19,694               21,781               19,694

    Litigation accrual reversal                         -              (18,200)                   -              (18,605)
                                           --------------       --------------       --------------       --------------

                                                  208,193              185,923              423,341              366,152
                                           --------------       --------------       --------------       --------------

Income (loss) from operations                      (5,248)              40,888              (25,457)              83,577

Interest and other income, net                      5,820                8,027               10,316               10,049
                                           --------------       --------------       --------------       --------------

Income (loss) before income taxes                     572               48,915              (15,141)              93,626

Provision for income taxes                            183               21,385                1,614               37,363
                                           --------------       --------------       --------------       --------------

Net income (loss)                          $          389       $       27,530       $      (16,755)      $       56,263
                                           ==============       ==============       ==============       ==============

Basic net income (loss) per share          $         0.01       $         0.49       $        (0.28)      $         1.00
                                           ==============       ==============       ==============       ==============

Diluted net income (loss) per share        $         0.01       $         0.46       $        (0.28)      $         0.94
                                           ==============       ==============       ==============       ==============
Shares used in computing basic net
 income (loss) per share                           60,845               56,372               59,890               56,176
                                           ==============       ==============       ==============       ==============

Shares used in computing diluted net
 income (loss) per share                           61,535               59,652               59,890               59,882
                                           ==============       ==============       ==============       ==============

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)

                                                                     July 31, 1999            January 31, 1999
                                                                    ----------------          ----------------
                                                                      (Unaudited)                (Audited)
Current assets:

   Cash and cash equivalents                                          $      172,539            $      258,941

   Marketable securities                                                     263,758                   102,756

   Accounts receivable, net                                                  133,070                   114,901

   Inventories                                                                23,493                    23,169

   Deferred income taxes                                                      24,721                    20,323

   Prepaid expenses and other current assets                                  25,270                    24,325
                                                                      --------------            --------------

       Total current assets                                                  642,851                   544,415
                                                                      --------------            --------------
Marketable securities                                                         83,671                    66,265

Computer equipment, furniture, and leasehold improvements, at cost:

    Computer equipment and furniture                                         141,002                   140,513

    Leasehold improvements                                                    25,650                    24,767

    Less accumulated depreciation                                           (121,568)                 (116,625)
                                                                      --------------            --------------
       Net computer equipment, furniture, and leasehold
        improvements                                                          45,084                    48,655

Purchased technologies and capitalized software, net                          37,418                    40,630

Goodwill, net                                                                 88,568                    85,546

Deferred income taxes                                                         14,462                    12,147

Other assets                                                                  16,269                    25,602
                                                                      --------------            --------------

                                                                      $      928,323            $      823,260
                                                                      ==============            ==============

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                     July 31, 1999            January 31, 1999
                                                                   -----------------         -----------------
                                                                      (Unaudited)                (Audited)
Current liabilities:

 Accounts payable                                                   $         47,033          $         49,053

 Accrued compensation                                                         44,833                    49,592

 Accrued income taxes                                                         67,193                    96,731

 Deferred revenues                                                            49,822                    24,833

 Other accrued liabilities                                                    71,655                    58,905
                                                                   -----------------         -----------------
    Total current liabilities                                                280,536                   279,114
                                                                   -----------------         -----------------



Deferred income taxes                                                          1,562                     3,333

Other liabilities                                                              1,914                     3,486



Stockholders' equity:

 Common stock                                                                611,390                   470,801

 Deferred compensation                                                          (371)                     (551)

 Retained earnings                                                            52,420                    81,209

 Accumulated other comprehensive loss                                        (19,128)                  (14,132)
                                                                   -----------------         -----------------
    Total stockholders' equity                                               644,311                   537,327
                                                                   -----------------         -----------------
                                                                    $        928,323          $        823,260
                                                                   =================         =================

                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     Six months ended
                                                                                         July 31,
                                                                          ------------------------------------
                                                                               1999                  1998
                                                                          --------------        --------------
Operating activities
 Net income (loss)                                                         $     (16,755)        $      56,263
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Charge for acquired in-process research and development                          3,287                13,100
  Depreciation and amortization                                                   43,142                37,507
  Litigation and related interest accrual reversal                                     -               (20,900)
  Reversal of restructuring reserve, net                                               -                (1,003)
  Net gain on disposition of business unit                                             -                (1,307)
  Net gain on sale of investment                                                       -                (2,500)
  Write-off of purchased technology                                                    -                 2,233
  Net loss on fixed asset disposals                                                  757                     -
  Changes in operating assets and liabilities                                    (29,542)               (4,362)
                                                                          --------------        --------------
Net cash provided by operating activities                                            889                79,031
                                                                          --------------        --------------

Investing activities
 Net purchases of marketable securities                                         (178,408)              (44,768)
 Business combinations, net of cash acquired                                     (25,642)              (69,279)
 Capital purchases of computer equipment, furniture, and leasehold
  improvements                                                                   (13,845)              (15,010)
 Proceeds from disposition of fixed assets                                         5,587                     -
 Proceeds from disposition of business unit                                            -                 5,137
 Proceeds from sale of investment                                                      -                 2,500
 Purchases of software technologies, capitalization of software
  costs, and other                                                                (2,777)                  112
                                                                          --------------        --------------
Net cash used in investing activities                                           (215,085)             (121,308)
                                                                          --------------        --------------

Financing activities
 Proceeds from issuance of common stock, net of issuance costs                   140,318                80,637
 Repurchase of common stock                                                            -               (48,866)
 Dividends paid                                                                   (7,088)               (5,590)
 Decrease in credit line                                                          (1,921)                    -
 Change in notes payable and short-term borrowings, net                            1,334                 2,713
                                                                          --------------        --------------
Net cash provided by financing activities                                        132,643                28,894
                                                                          --------------        --------------

Effect of exchange rate changes on cash and cash equivalents                      (5,169)               (5,494)
Discreet Logic activity for the one month ended January 31, 1999                     320                     -
                                                                          --------------        --------------
Net decrease in cash and cash equivalents                                        (86,402)              (18,877)
Cash and cash equivalents at beginning of year                                   258,941               108,738
                                                                          --------------        --------------
Cash and cash equivalents at end of period                                 $     172,539         $      89,861
                                                                          ==============        ==============

Supplemental cash flow information:
 Cash paid during the period for income taxes                              $      34,484         $       4,746
                                                                          ==============        ==============
Supplemental noncash information:
 Common stock received in relation to the equity collar                    $           -         $       4,265
                                                                          ==============        ==============

                            See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

The condensed consolidated financial statements of Autodesk, Inc. ("Autodesk" or the "Company") at July 31, 1999 and for the three- and six- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 and the Company's supplemental consolidated financial statements (which combine the results of Autodesk and Discreet Logic Inc. - see Note 2) on Form 8-K/A for the fiscal year ended January 31, 1999.
The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

2. Business Combinations
   ---------------------

Discreet Logic Inc.

On March 16, 1999, Autodesk acquired Discreet Logic Inc. ("Discreet") by issuing approximately 10 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock. Discreet develops, assembles, markets and supports nonlinear digital systems and software for creating, editing, and compositing imagery for film, video, and HDTV.

Autodesk is accounting for this acquisition under the pooling of interests method of accounting. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though it had always been part of Autodesk.

Prior to the acquisition, Discreet's fiscal year ended June 30. As a result, the financial statements for the three- and six- month periods ended July 31, 1998 combine Autodesk's historical financial statements with Discreet's financial statements for the three- and six- month periods ended June 30, 1998, respectively.

Results of Discreet for the one-month period ended January 31, 1999, have been excluded from the reported results of the combined entity as a result of changing Discreet's year-end to January 31, 1999. In January 1999, Discreet recognized net revenues of $3.8 million and incurred a net loss of $5.0 million. The loss was recorded as an adjustment to retained earnings. There were no other significant changes in stockholders' equity for the period excluded from the reported results of operations.

In connection with the acquisition, the Company recorded nonrecurring charges of $18.5 million, consisting of transaction costs ($15.1 million), restructuring costs ($3.0 million), and other one-time costs ($0.4 million). Transaction costs consisted primarily of fees for investment bankers, attorneys, financial printing, accountants, and other related costs. Restructuring costs included severance and exit costs.

VISION* Solutions

On April 22, 1999, the Company acquired VISION* Solutions ("VISION"), a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions from MCI Systemhouse Corporation, a subsidiary of MCI WorldCom Inc., for approximately $26 million in cash. Autodesk is accounting for this acquisition under the purchase method of accounting. Approximately $3.3 million of the VISION purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use, and as such, was charged to nonrecurring charges in the first quarter of fiscal year 2000. The remaining purchase price was allocated, based on the Company's preliminary estimates, primarily to assets acquired, developed technology, and other intangibles. Specifically, costs of $17.6 million and $2.1 million have been allocated to preliminary goodwill and other intangibles and are being amortized on a straight-line basis over periods ranging from three to seven years. There may be additional adjustments over the next several months as the Company continues to evaluate the preliminary purchase price allocation. The operating results of VISION, which have not been material in relation to those of the Company, have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

3. Recently Issued Accounting Standards
   ------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to the beginning of the Company's fiscal year 2002. Autodesk is currently evaluating the impact of SFAS 133, as amended by SFAS 137, on its financial statements and related disclosures.

4.  Net Income Per Share
    --------------------

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

                                      Three months ended             Six months ended
                                            July 31,                     July 31,
                                    ----------------------         ----------------------
(In thousands)                        1999         1998              1999         1998
                                    --------     ---------         --------      --------
Numerator:
  Numerator for basic
    and diluted per share
    amounts--net income (loss)      $    389     $  27,530         $(16,755)     $ 56,263
                                    ========     =========         ========      ========

Denominator:
  Denominator for basic
    net income (loss) per share--
    weighted average shares           60,845        56,372           59,890        56,176
  Effect of dilutive common
    stock options                        690         3,280                -         3,706
                                    --------     ---------         --------      --------
Denominator for
    dilutive net income (loss)
    per share                         61,535        59,652           59,890        59,882
                                    ========     =========         ========      ========

In periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted net loss per share. Had the Company not been in a loss position for the six months ended July 31, 1999, dilutive options of 1.3 million would have been added to compute diluted net loss per share.

For the three months ended July 31, 1999 and 1998, options to purchase 10.5 million and 2.5 million shares, respectively, have been excluded from the computation of diluted net income per share. For the six months ended July 31, 1999 and 1998, options to purchase 6.4 million and 2.2 million shares, respectively, have been excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods.

5.  Comprehensive Income
    --------------------

Pursuant to Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), unrealized gains or losses on the Company's available-for-sale marketable securities and foreign currency translation adjustments are included in other comprehensive income.

Autodesk's total comprehensive income (loss) was as follows:

                                       Three months ended                 Six months ended
                                            July 31,                           July 31,
                                      -------------------               --------------------
(In thousands)                          1999       1998                    1999       1998
                                      ---------  --------               ----------  --------
Net income (loss)                     $    389   $ 27,530               $ (16,755)  $ 56,263
Other comprehensive loss                (3,603)    (3,722)                 (4,996)    (4,304)
                                      --------   --------               ---------   --------
 Total comprehensive income (loss)    $ (3,214)  $ 23,808               $ (21,751)  $ 51,959
                                      ========   ========               =========   ========

6.  Restructuring Charges
    ---------------------

In connection with the Company's acquisition of Discreet on March 16, 1999 (see
Note 2), Autodesk's management approved restructuring plans to eliminate duplicative legal entities and to reduce overhead. These plans resulted in a charge of approximately $3 million, which includes $1.7 million for the cost of involuntary employee separation benefits. Employee separation benefits include severance, medical and other benefits. The remaining charge of $1.3 million relates to other exit costs, primarily to eliminate duplicate legal entities.

In August 1999, Autodesk announced plans to trim approximately 10 percent of its workforce and take cost cutting measures to streamline operations. Management is currently in the process of finalizing the amount of restructuring charges that will be recorded in the third quarter of the current fiscal year.

7.  Common Stock Follow-on Offering
    -------------------------------

In order to qualify for pooling of interests treatment in the Discreet acquisition (see Note 2), on March 16, 1999, Autodesk completed a follow-on offering of 3,000,000 shares of Autodesk common stock at $41 per share for net proceeds of $117.5 million.

8.  Segments
    --------

During the three months ended July 31, 1999, the Company reorganized its operations into four business divisions with industry-specific charters: the Design Solutions Division (consisting mostly of the MCAD and AECAD market groups and most of the Personal Solutions Group), the GIS Solutions Division, the Discreet Division (consisting of the Kinetix business and recently acquired Discreet business), and Autodesk Ventures. In accordance with the aggregation criteria and the minimum threshold levels specified by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company's operating results have been aggregated into two reportable segments: The Design Solutions Segment (which includes the GIS Solutions Division and Autodesk Ventures) and the Discreet Segment.

The Design Solutions Segment develops and sells design software products for professionals, occasional users, or consumers who design, draft, and diagram. The end users of the design software products include architects, engineers, construction firms, designers, and drafters. The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting and Web design. Both segments primarily distribute their respective products through authorized dealers and distributors, and, in some cases, they also sell their products directly to end users.

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. The Company currently does not separately accumulate and report asset information by market group. Information concerning the operations of the Company's reportable segments was as follows:

                                    Three months ended               Six months ended
                                          July 31,                       July 31,
                                  -----------------------         -----------------------
(In millions)                       1999          1998              1999         1998
                                  ---------     ---------         ---------    ----------
Net revenues:
 Design Solutions                 $  156.1      $  176.5          $   317.2     $   354.0
 Discreet                             46.8          50.3               80.7          95.7
                                  --------      --------          ---------     ---------
                                  $  202.9      $  226.8          $   397.9     $   449.7
                                  ========      ========          =========     =========
Income (loss) from operations:
 Design Solutions                 $   69.0      $   77.9          $   145.9     $   175.4
 Discreet                              4.3           9.3              (20.5)         14.9
 Unallocated amounts/1/              (78.5)        (46.3)            (150.9)       (106.7)
                                  --------      --------          ---------     ---------
                                  $   (5.2)     $   40.9          $   (25.5)    $    83.6
                                  ========      ========          =========     =========

/1/ Unallocated amounts in the three- and six- month periods ended July 31, 1999 and 1998 are attributed primarily to other geographic costs and expenses which are managed outside the reportable segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained below relating to markets for Autodesk's products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and Autodesk's actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, including "Certain Risk Factors Which May Impact Future Operating Results," page 16, as well as factors set forth in Autodesk's Annual Report on Form 10-K and in Autodesk's Form 8-K/A filed on May 28, 1999.

On March 16, 1999, Autodesk, Inc. ("Autodesk" or the "Company") acquired Discreet Logic Inc. ("Discreet"), in a business combination accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows of Discreet as though it had always been a part of Autodesk. The transaction resulted in the issuance of an aggregate of approximately 10 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock. Discreet develops, assembles, markets, and supports nonlinear digital systems and software for creating, editing, and compositing imagery for film, video, and HDTV.

Prior to the acquisition, Discreet's fiscal year ended on June 30. As a result, the financial statements for the three- and six- month periods ended July 31, 1998 combine Autodesk's historical financial statements with Discreet's financial statements for the three- and six- month periods ended June 30, 1998, respectively.

On April 22, 1999, the Company acquired VISION* Solutions ("VISION"), a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions. Autodesk is accounting for this acquisition under the purchase method of accounting. Accordingly, VISION's operating results, which are not material in relation to those of Autodesk, have been included in Autodesk's consolidated financial statements since the date of the acquisition.

Results of Operations

Three Months Ended July 31, 1999 and 1998
-----------------------------------------

Net revenues. The Company's second quarter net revenues of $202.9 million decreased from $226.8 million recognized in the second quarter of the prior fiscal year. Increases in Asia Pacific's net revenues of 45 percent were more than offset by decreases of 22 percent and 16 percent in net revenues in the Americas and Europe, respectively, as compared to the same period in the prior fiscal year. In addition, net revenues for the Discreet Segment, which includes the Discreet business and the Kinetix business, decreased 7 percent compared to the same period in the prior fiscal year, partially offset by the incremental net revenues of VISION. The overall decrease in net revenues was primarily due to a decline in the sales of AutoCAD, AutoCAD LT, and Discreet products. Sales of AutoCAD and AutoCAD upgrades accounted for approximately 44 percent and 55 percent of Autodesk's consolidated net revenues in the second quarter of fiscal years 2000 and 1999, respectively. On a stand-alone basis, AutoCAD and AutoCAD upgrades were 39 percent and 44 percent of consolidated revenues in the second quarter of fiscal years 2000 and 1999, respectively. The value of the US dollar, relative to international currencies, had an insignificant impact on net revenues in the second quarter of the current fiscal year compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 65 percent of Autodesk's net revenues in the second quarter of fiscal year 2000 as compared to 58 percent in the same period of the prior fiscal year.

Autodesk derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and vertical products that are interoperable with AutoCAD, and expects this trend to continue. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price, competition, and the availability of third-party applications, could have a material adverse effect on Autodesk's business and consolidated results of operations. Additionally, slowdowns in any of Autodesk's geographical markets could also have a material adverse impact on Autodesk's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 4 percent and 3 percent of consolidated net revenues in the second quarter of fiscal years 2000 and 1999, respectively. Management anticipates that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues increased from 16 percent of net revenues in the second quarter of the prior fiscal year to 20 percent of net revenues in the second quarter of the current fiscal year. This increase is primarily due to increases in royalties, amortization of capitalized software for AutoCAD 2000, and due to the acquisition of VISION, which has relatively higher cost of revenues as a percentage of net revenues than other Autodesk or Discreet products. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 41 percent and 33 percent of net revenues in the second quarter of fiscal years 2000 and 1999, respectively. Spending increased primarily as a result of the launch of AutoCAD 2000, higher employee costs, and the incremental costs associated with the acquisition of VISION late in the first quarter of fiscal year 2000. Autodesk expects to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 22 percent and 17 percent of net revenues in the second quarter of fiscal years 2000 and 1999, respectively. Spending increased largely due to higher employee-related expenses and professional fees related primarily to the Design 2000 family of products. Autodesk anticipates that research and development expenses will increase in future periods as a result of product development efforts by Autodesk's market groups and incremental personnel costs.

General and administrative. General and administrative expenses were 17 percent of net revenues in the second quarter of fiscal year 2000 as compared to 12 percent of net revenues in the second quarter of the prior fiscal year. Spending increased due to higher employee-related expenses and professional fees primarily related to Autodesk's information technology infrastructure. The Company currently expects that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles for the three months ended July 31, 1999, remained relatively flat as compared with the same period in the prior fiscal year.

Nonrecurring charges - -

  Genius acquisition. On May 4, 1998, Autodesk entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company, to purchase various mechanical computer-aided design software applications and technologies. The acquisition was accounted for using the purchase method of accounting and resulted in a nonrecurring charge for in-process research and development of $13.1 million, all of which was recorded during the three months ended July 31, 1998.

     Of the five acquired Genius in-process technologies, two were completed and introduced in fiscal year 1999. The remaining three technologies are expected to be completed and introduced during the third quarter of fiscal year 2000.

     Failure to complete the development of these projects in their entirety, or in a timely manner, could have an adverse impact on Autodesk's financial condition and results of operations. Additionally, the value of other intangible assets acquired from Genius may become impaired.

     Other. During the three months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating primarily to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reductions in Asia Pacific in response to economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million). The $8.9 million charge was offset by $2.3 million of excess restructuring reserves that Discreet reversed during the quarter.

     In August 1999, Autodesk announced plans to trim approximately 10 percent of its workforce and take cost cutting measures to streamline operations. Management is currently in the process of finalizing the amount of restructuring charges that will be recorded in the third quarter.

Litigation accrual reversal. During the quarter ended July 31, 1998, the Company recognized $18.2 million and $2.7 million as operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals related to final adjudication of a claim of trade-secret misappropriation brought by Vermont Microsystems, Inc. ("VMI").

Interest and other income. Interest and other income was $5.8 million in the second quarter of fiscal year 2000 compared to $8.0 million in the corresponding period of the prior year. The prior year amount included $2.7 million representing the interest portion of the VMI settlement and a $1.3 million gain realized upon the sale of technical programs and related documentation, certain tangible fixed assets, copyrights, tradenames, and other intangible assets associated with Autodesk's Picture This Home!(R) software programs. These decreases were offset by increases to interest income related to higher cash, cash equivalents, and marketable securities balances.

Provision for income taxes. Excluding the impact of nonrecurring charges, the Company's effective income tax rate was 32 percent in the second quarter of fiscal year 2000 compared to 36 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due primarily to incremental tax benefits associated with the Company's foreign earnings that are taxed at rates different than the U.S. statutory rate.

The Company's United States income tax returns for fiscal years ended January 31, 1992 through 1996, have been examined by the Internal Revenue Service ("IRS"). On August 27, 1997, the IRS issued a Notice for Deficiency proposing increases to the amount of the Company's federal income taxes for fiscal years 1992 and 1993. On November 25, 1997, the Company filed a petition with the United States Tax Court to contest these alleged tax deficiencies. In July 1999, the Company made tax payments with respect to all issues addressed as part of the IRS audit. As a result, the Company has either resolved all matters or made prepayments with respect to remaining outstanding issues for the tax years ended January 31, 1992 through 1996. The resolution of any remaining adjustments that may ultimately result from these examinations are not expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

Six Months Ended July 31, 1999 and 1998
---------------------------------------

Net revenues. Autodesk's net revenues for the six months ended July 31, 1999 of $397.9 million decreased from $449.7 million in the same period of the prior fiscal year. The decrease in net revenues was primarily due to a decline in the sales of AutoCAD and Discreet products.

Cost of revenues. Cost of revenues as a percentage of net revenues for the six months ended July 31, 1999 was 18 percent, compared to 15 percent in the same period in the prior fiscal year. This increase is primarily due to increases in royalties, amortization of capitalized software for AutoCAD 2000, and due to the acquisition of VISION, which has relatively higher cost of revenues as a percentage of net revenues. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. As a percentage of net revenues, marketing and sales expenses for the six months ended July 31, 1999 was 41 percent compared to 33 percent in the same period in the prior fiscal year. Spending increased primarily as a result of higher advertising and promotion costs related to the launch of AutoCAD 2000 in March 1999, increased employee costs, and the acquisition of VISION.

Research and development. Research and development expenses as a percentage of net revenues for the six months ended July 31, 1999 increased to 21 percent from 17 percent for the same period in the prior fiscal year. Spending (including capitalized software costs of $4.7 million recorded during the six months ended July 31, 1999) increased due primarily to the addition of employee-related expenses, rent and occupancy expenses, and professional fees related primarily to the Design 2000 family of products.

General and administrative. General and administrative expenses were 17 percent of net revenues for the six months ended July 31, 1999, and 12 percent of net revenues in the same period of the prior fiscal year. The increase was primarily due to increased employee-related expenses and professional fees primarily related to Autodesk's information technology infrastructure.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $15.0 million for the six months ended July 31, 1999 compared to $14.0 million for the six months ended July 31, 1998. The increase was largely due to incremental amortization associated with the May 1998 acquisition of Genius and the April 1999 acquisition of VISION.

Nonrecurring charges - -

     Discreet acquisition. In connection with the Discreet acquisition, the Company recorded nonrecurring charges of $18.5 million, consisting of transaction costs ($15.1 million), restructuring costs ($3.0 million), and other one-time costs ($0.4 million). Transaction costs consisted primarily of fees for investment bankers, attorneys, financial printing, accountants, and other related costs. Restructuring costs included severance and exit costs (see Note 6 to the condensed consolidated financial statements for further information).

     VISION acquisition. In connection with the VISION acquisition, the Company expensed $3.3 million as nonrecurring charges. This amount represented part of the purchase price that was allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use.

     The research and development projects in-process at the acquisition date consisted of the development of two products, VISION* 5.3 (formerly Vision 6.x) and VISION* Electric 2.3 (formerly Electric 3.x), both of which are expected to be introduced during fiscal year 2001. At July 31, 1999, the estimated costs to complete VISION* 5.3 and VISION* Electric 2.3 were $1.2 million and $0.6 million, respectively.

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

     Genius acquisition. In the six months ended July 31, 1998, Autodesk acquired Genius. The acquisition resulted in a $13.1 million charge to operations, representing in-process research and development that had not yet reached technological feasibility and had no alternative future use.

     Other. During the six months ended July 31, 1998, the Company recorded charges of approximately $8.9 million relating primarily to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reductions in Asia Pacific in response to economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million). The $8.9 million charge was offset by $2.3 million of excess restructuring reserves that Discreet reversed during the quarter ended July 31, 1998.

Litigation accrual reversal. During the six months ended July 31, 1998, the Company recognized $18.2 million and $2.7 million as operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals related to final adjudication of a claim of trade-secret misappropriation brought by VMI.

Interest and other income. Interest and other income was $10.3 million for the six months ended July 31, 1999, as compared to $10.0 million for the same period in the prior fiscal year. The prior fiscal year amount included $2.7 million representing the interest portion of the VMI settlement and a $1.3 million gain realized upon the sale of technical programs and related documentation, certain tangible fixed assets, copyrights, tradenames, and other intangible assets associated with Autodesk's Picture This Home!(R) software programs. These decreases were offset by increases to interest income related to higher cash, cash equivalents, and marketable securities balances resulting from common stock issuances.

Provision for income taxes. Excluding the impact of nonrecurring charges, the Company's effective income tax rate was 32 percent in the first half of fiscal year 2000 compared to 36 percent in the same period in the prior fiscal year. The decrease in the effective income tax rate was due primarily to incremental tax benefits associated with the Company's foreign earnings that are taxed at rates different than the U.S. statutory rate. No tax benefit has been recorded with respect to the nonrecurring charges incurred in connection with the Discreet and VISION acquisitions in the first quarter of fiscal year 2000.

Certain Risk Factors Which May Impact Future Operating Results

Autodesk operates in a rapidly changing environment that involves a number of risks, many of which are beyond its control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

Fluctuations in quarterly operating results. From time to time, Autodesk experiences fluctuations in its quarterly operations as a result of periodic release cycles, competitive factors and general economic conditions among other things. Recently Autodesk has experienced reduced sales which Autodesk believes may be attributable to a slowdown of customer purchases in response to product transition issues relating to the introduction of AutoCAD 2000 before introduction of corresponding associated products such as Mechanical Desktop 4.0 and AutoCAD LT 2000, and to general concerns about Year 2000 problems, in particular diversion of software budgets to Year 2000 testing.

In addition, Autodesk has in the past experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, Autodesk's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

The technology industry is particularly susceptible to fluctuations in operating results within a quarter. These fluctuations are caused by a number of factors including the timing of the introduction of new products by Autodesk or its competitors and other economic factors experienced by Autodesk's customers in the geographic regions in which Autodesk does business.

The operating results of Autodesk's Discreet business unit could vary significantly from quarter to quarter. A limited number of system sales may account for a substantial percentage of Discreet's quarterly revenue because of the high average sales price of Discreet's products and the timing of purchase orders. Historically, Discreet has generally experienced greater revenues during the period following the completion of the NAB trade show, which typically is held in April. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes in customer buying patterns in response to platform changes and changes in product development, and sales and marketing expenditures.

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

Product concentration. Autodesk derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on Autodesk's business and consolidated results of operations.

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

The Design Solution family of products competes with products offered by companies such as Bentley Systems, Inc. ("Bentley"); Computervision Corporation (a subsidiary of Parametric Technology Corporation) ("Computervision"); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; Eagle Point Software; International Microcomputer Software, Inc. ("IMSI"); Intergraph Corporation; Nemetschek Systems, Inc.; Visio Corporation ("Visio"); Visionary Design Systems; Hewlett-Packard Corporation; Parametric Technology Corporation; Structural Dynamics Research Corporation; Unigraphics; Dassault Systemes ("Dassault"); Solidworks Corporation (a subsidiary of Dassault); Baystate Technologies, Inc.; think3; MapInfo Corporation; Environmental Systems Research Institute ("ESRI"); Smallworldwide plc.; The Learning Company, a division of Mattel, Inc.; Micrografx Inc.; and others. The Discreet Segment (see Note 8) product offerings compete with products offered by Quantel Limited ("Quantel"), Avid Technology, Inc., Sony Corporation, Adobe Systems Inc., Macromedia, Inc., and Media 100 Inc. Certain of the competitors of Autodesk have greater financial, technical, sales and marketing, and other resources than Autodesk.

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

Product development and introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by Autodesk are internally complex, and despite extensive testing and quality control, may contain errors or defects ("bugs"). Defects or errors may occur in future releases of AutoCAD or other software products offered by Autodesk. These defects or errors could result in corrective releases to Autodesk's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on Autodesk's business and consolidated results of operations.

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

Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of Autodesk's design software. Certain developers may elect to support other products or otherwise experience disruption in product development and delivery cycles. This disruption in particular markets could negatively impact these third-party developers and end users, which could have a material adverse effect on Autodesk's business and consolidated results of operations. Further, increased merger and acquisition activity currently experienced in the technology industry could affect relationships with other third-party developers and thus adversely affect operating results.

International operations. Autodesk anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in Autodesk's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles for accounts receivable; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where Autodesk does business. During the first six months of fiscal year 2000, changes in exchange rates from the same period of the prior fiscal year had an insignificant impact on net revenues. Autodesk's risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of underlying assets, liabilities, and other obligations which exist as a part of its ongoing business operations. Autodesk does not enter into derivative contracts for the purpose of trading or speculative transactions. Autodesk's international results may also be impacted by general economic and political conditions in these foreign markets. These and other factors may have a material adverse effect on Autodesk's future international operations and consequently on Autodesk's business and consolidated results of operations.

Dependence on distribution channels. Autodesk sells its software products primarily to distributors and resellers (value-added resellers, or "VARs"). Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although Autodesk has not recently experienced any material problems with its VAR network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. While no single customer accounted for more than 10 percent of Autodesk's consolidated revenues in fiscal years 1999, 1998 or 1997, the loss of or a significant reduction in business with any one of Autodesk's major international distributors or large U.S. resellers could have a material adverse effect on Autodesk's business and consolidated results of operations in future periods. Autodesk's largest international distributors are Mensch und Maschine Software AG and Computer 2000, both in Germany. Autodesk's largest resellers in the United States are Avatech Solutions, Inc., Ingram Micro, DLT Solutions, Inc., and Synergis Technologies, Inc.

Product returns. With the exception of certain European distributors, agreements with Autodesk's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. Although Autodesk's returns as a percentage of net revenues remained relatively constant comparing the first six months of fiscal year 2000 to the same period in the prior year, management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases, and software quality.

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

Impact of Year 2000. Some of the computer programs used by Autodesk in its internal operations rely on time-sensitive software that was written using two digits rather than four to identify the applicable year. These programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Autodesk is currently in the final stages of the remediation phase with the exception of new applications and systems being brought on line through acquisition and expects to complete required upgrades by the end of the third quarter of fiscal year 2000. The testing phase of a six-phase year 2000 compliance program related to information technology ("IT") systems will continue through the middle of November 1999 with all current milestones being met. The business continuity planning or final phase is expected to be complete by the end of the third quarter of fiscal year 2000. During the current quarter of fiscal year 2000, Autodesk spent approximately $0.5 million on the IT year 2000 project. Autodesk expects to spend an additional $1 million to complete this project. All expenditures to date have been captured either in prior year or current year budgets. Autodesk believes that the key components of the IT year 2000 project have either been replaced or remediated. Further, Autodesk estimates that if any component of the current systems fail due to year 2000 related issues, Autodesk would be able to divert people and systems traffic, causing delays of between one to three days in service interruptions and processing Autodesk information. Autodesk has a contingency plan in place in order to prevent the loss of critical data, which includes the back up of all critical data processing interactions and a disaster recovery plan. However, there may be a delay in the completion of these procedures and the cost of such procedures may exceed original estimates, either of which could have a material adverse effect on future results of operations.

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

Autodesk has also tested and continues to test all products it currently produces internally for sale to third parties to determine year 2000 compliance. Autodesk is currently in the third phase of a three-phase year 2000 compliance testing and documentation program that is related to its products. During the second quarter of fiscal year 2000, Autodesk spent approximately $0.3 million on the product year 2000 project. Autodesk expects to spend an additional $0.2 million to $0.3 million to complete this project. All expenditures to date have been captured either in prior year or current year budgets. Currently-sold products either have been found to be substantially compliant or are currently being tested for compliance. However, many Autodesk products run on operating systems or hardware produced and sold by third-party vendors. These operating systems or hardware may not be converted in a timely manner, or at all, and any failure in this regard may cause Autodesk products not to function as designed. Autodesk will continue to evaluate each product in the currently supported inventory. Any future costs associated with ensuring Autodesk's products are compliant with the year 2000 are not expected to have a material impact on Autodesk's results of operations or financial position. Furthermore, commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and Autodesk is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent Autodesk may be affected by it.

Single European Currency. Autodesk is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period ending January 1, 2002. Autodesk will continue to modify the internal systems that will be affected by this conversion during fiscal year 2000, and does not expect the costs of further system modifications to be material. Autodesk may not be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on Autodesk's operating results. Autodesk is currently evaluating the impact of the introduction of the Euro on its foreign exchange and hedging activities, functional currency designations, and pricing strategies in the new economic environment. In addition Autodesk faces risks to the extent that banks and vendors upon whom Autodesk relies and their suppliers are unable to make appropriate modifications to support Autodesk's operations with respect to Euro transactions. While Autodesk may continue to evaluate the impact of the Euro, management does not believe its introduction will have a material adverse effect upon Autodesk's results of operations or financial condition.

Risks associated with acquisitions and investments. Autodesk periodically acquires or invests in businesses, software products, and technologies which are complementary to Autodesk's business through strategic alliances, debt and equity investments, and the like. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, and the diversion of management's time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. Autodesk may not be successful in overcoming such risks and such investments and acquisitions may have a material adverse impact on Autodesk's business, financial condition, or results of operations. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions, any of which could negatively impact results of operations for a given period or cause lack of linearity quarter to quarter in Autodesk's operating results and financial condition.

Failure to achieve beneficial synergies from Discreet acquisition. Autodesk has acquired Discreet with the expectation that the acquisition will result in beneficial synergies. These include mutual benefits from complementary strengths in the 3D modeling and animation tools markets, the competitive advantages resulting from offering a comprehensive suite of integrated product offerings, combined industry experience and market knowledge, and shared distribution channels. Achieving these anticipated synergies will depend on a number of factors including, without limitation, the successful integration of Autodesk and Discreet's operations and general and industry-specific economic factors. Even if Autodesk and Discreet are able to integrate their operations and economic conditions remain unchanged, the anticipated synergies may not be achieved. The failure to achieve such synergies could have a material adverse effect on Autodesk's business, results of operations, and financial condition.

The future financial performance of Autodesk's recently acquired Discreet business unit will depend in part on the successful development, introduction, and customer acceptance of existing and new or enhanced products. In addition, in order for the unit to achieve sustained growth, the market for its systems and software must continue to develop, and Autodesk must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. Autodesk may not be successful in marketing its existing or new or enhanced products. In addition, as Autodesk enters new markets, distribution channels, technical requirements, and levels and bases of competition may be different from those in Autodesk's current markets; Autodesk may not be able to compete favorably.

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

Single market for Discreet's product offerings; risks associated with expansion into new markets. To date, Discreet's products have been purchased primarily by creative professionals for use in production and postproduction in the film and video industries. In order for Autodesk's Discreet business unit to achieve sustained growth, the market for Discreet's product offerings must continue to develop, and Autodesk must expand this market to include additional applications within the film and video industries and develop new products for use in related markets. Discreet recently announced its multiplatform software initiative to develop and market software across Apple Macintosh, Microsoft Windows NT, and Unix operating systems, in addition to its existing real-time turnkey systems solutions, targeted at two new market segments: institutional customers and prosumers (professional consumers). While Autodesk believes that the market recognition which Discreet achieved through sales of Flame(R), Smoke(R), effect*, Inferno(R), and Fire(R) systems to creative professionals will facilitate Autodesk's marketing efforts in new markets, Autodesk's Discreet business unit may not be able to successfully develop and market systems and software for other markets, and, even if it does so, such systems and software may not be accepted at a rate, and in levels, sufficient to maintain growth. Further, the distribution channels, technical requirements, and levels and bases of competition in other markets are different than those in the Discreet business unit's current market, so the Discreet business unit may not be able to compete favorably in those markets.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury bills, totaled $520.0 million at July 31, 1999, compared to $428.0 million at January 31, 1999. The $92.0 million increase in cash, cash equivalents, and marketable securities was due primarily to $140.3 million of net proceeds from the issuance of common stock, largely related to a 3 million share issuance in March 1999, and proceeds from the disposition of fixed assets ($5.6 million). These increases were partially offset by the acquisition of VISION ($26 million), purchases of computer equipment, furniture, leasehold improvements, software technologies and capitalization of software ($16.6 million) and dividends paid ($7.1 million).

Autodesk's Discreet business unit has a revolving demand line of credit with a bank, under which it may borrow up to Cdn$7,000,000 (approximately $4,635,000 at July 31, 1999). Additionally, the agreement provides for a Cdn$600,000 (approximately $397,000 at July 31, 1999) demand leasing facility, and a Cdn$600,000 (approximately $397,000 at July 31, 1999) demand research and development tax credit facility. As of July 31, 1999, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities. The amount available under the revolving demand line of credit was reduced by letters of guarantee totaling Cdn$6,548,000 (approximately $4,336,000 at July 31, 1999).

Additionally, the Discreet business unit's Japanese subsidiary has a $3,000,000 line of credit with a bank. As of July 31, 1999, there were no borrowings outstanding under the Japanese subsidiary's credit agreement.

In March 1998, Discreet issued 645,000 Common Shares (which on a converted basis represent 213,000 Autodesk Common Shares - see Note 2) under a private placement sale to Intel Corporation for proceeds of approximately $13,527,000, net of issuance costs. During the fiscal year ended January 31, 1999, Discreet concluded a financing arrangement related to the Lightscape Acquisition with the Societe de Developpement Industriel du Quebec, an agency of the Quebec provincial government. This agreement provides for an interest free (until July
2004) loan in the amount of Cdn$2,800,000 (approximately $1,854,000 at July 31,
1999). The funds were received in July 1998 and are repayable in four annual installments of Cdn$600,000 (approximately $397,000 at July 31, 1999) commencing in July 2004, and a final installment of Cdn$400,000 (approximately $265,000 at July 31, 1999) in July 2008. The loan is subject to standard covenants for these arrangements, including covenants that may require early repayment of the loan.

In addition to Discreet's line of credit, Autodesk has an unsecured $40 million bank line of credit, of which $20 million is guaranteed, that may be used from time to time to facilitate short-term cash flow. At July 31, 1999, there were no borrowings outstanding under this credit agreement, which expires in January 2000.

Autodesk's principal commitments at July 31, 1999, consisted of obligations under operating leases for facilities. Autodesk believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months.

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

On September 1, 1999, attorneys for all parties to the purported class action lawsuit against Discreet and its directors executed and filed, in the Superior Court in Marin County, California, a Stipulation to Dismiss the Entire Action With Prejudice (the "Dismissal Stipulation"). The Dismissal Stipulation, which is subject to approval by the Court, would dismiss the case with prejudice as to all defendants named in the Amended Complaint, with each side bearing their own expenses, costs and fees. Under the Dismissal Stipulation, no consideration is to be paid to plaintiffs or the proposed class.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 24, 1999, the following individuals were elected to the Board of Directors:

                                Votes For            Votes Withheld
                                ---------            --------------
Carol A. Bartz                  48,214,767                 306,964
Mark A. Bertelsen               47,255,843               1,265,888
Crawford W. Beveridge           48,237,136                 284,595
J. Hallam Dawson                48,231,468                 290,263
Paul S. Otellini                48,243,068                 278,663
Mary Alice Taylor               48,241,168                 280,563
Morton Topfer                   48,243,068                 278,663

The following proposal was approved at the Company's Annual Meeting:

                                                                 Affirmative           Negative               Votes
                                                                    Votes                Votes              Withheld
                                                                 -----------           --------             --------
1.   Ratify the appointment of Ernst & Young                     48,452,625            45,695               23,411
     LLP as independent auditors for the fiscal
     year ending January 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

     27.0   Financial Data Schedule for the quarterly period ended July 31,
            1999

     Reports on Form 8-K
     -------------------

     On May 28, 1999, the Company filed a report on Form 8-K/A that involved an amendment to the Company's report on Form 8-K, dated March 31, 1999. In the Form 8-K/A, the Company provided the required pro forma financial information related to its acquisition of Discreet Logic Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 13, 1999
                              AUTODESK, INC.
                              (Registrant)


                              /s/ CAROL A. BARTZ
                              -------------------
                              Carol A. Bartz
                              Chairman, President and Chief Executive Officer


                              /s/ STEVE CAKEBREAD
                              --------------------
                              Steve Cakebread
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer)