Form 10-Q
period 1999-10-31
AUTODESK INC
filed 1999-12-10
CIK 769397

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

For the quarterly period ended October 31, 1999

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

               Yes     X                   No   ___
                      ---

As of December 1, 1999, there were approximately 61.6 million shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX

                 PART I.  FINANCIAL INFORMATION                         Page No.
                                                                        -------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statement of Operations
          Three and nine months ended October 31, 1999 and 1998........    3

         Condensed Consolidated Balance Sheet
          October 31, 1999 and January 31, 1999........................    4

         Condensed Consolidated Statement of Cash Flows
          Nine months ended October 31, 1999 and 1998..................    6

         Notes to Condensed Consolidated Financial Statements..........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   11


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   23

Item 6.  Exhibits and Reports on Form 8-K..............................   23

         Signatures....................................................   23

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three months ended                     Nine months ended
                                                        October 31,                           October 31,
                                               -------------------------------       -------------------------------
                                                  1999                 1998             1999                 1998
                                               ----------           ----------       ----------           ----------
Net revenues                                   $  202,072           $  204,609       $  599,956           $  654,338
                                               ----------           ----------       ----------           ----------
Costs and expenses:

   Cost of revenues                                35,220               31,009          107,242              100,613

   Marketing and sales                             75,439               71,824          237,607              221,002

   Research and development                        41,151               40,890          124,441              118,577

   General and administrative                      32,168               28,288          101,210               82,880

   Amortization of goodwill and
    purchased intangibles                           7,801                7,405           22,838               21,407

   Nonrecurring charges                            14,728                    -           36,510               19,694

   Litigation accrual reversal                          -                    -                -              (18,605)
                                               ----------           ----------       ----------           ----------
                                                  206,507              179,416          629,848              545,568
                                               ----------           ----------       ----------           ----------
Income (loss) from operations                      (4,435)              25,193          (29,892)             108,770

Interest and other income, net                      6,482                3,887           16,798               13,936
                                               ----------           ----------       ----------           ----------
Income (loss) before income taxes                   2,047               29,080          (13,094)             122,706

Provision for income taxes                            654               11,456            2,268               48,819
                                               ----------           ----------       ----------           ----------
Net income (loss)                              $    1,393           $   17,624       $  (15,362)          $   73,887
                                               ==========           ==========       ==========           ==========
Basic net income (loss) per share              $     0.02           $     0.31       $    (0.25)          $     1.31
                                               ==========           ==========       ==========           ==========
Diluted net income (loss) per share            $     0.02           $     0.31       $    (0.25)          $     1.25
                                               ==========           ==========       ==========           ==========
Shares used in computing basic net
 income (loss) per share                           61,157               56,305           60,300               56,226
                                               ==========           ==========       ==========           ==========
Shares used in computing diluted net
 income (loss) per share                           61,482               57,533           60,300               58,986
                                               ==========           ==========       ==========           ==========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)



                                                                    October 31,1999           January 31, 1999
                                                                    ---------------           ----------------
                                                                       (Unaudited)                (Audited)
Current assets:

   Cash and cash equivalents                                        $       183,194           $        258,941

   Marketable securities                                                    210,458                    102,756

   Accounts receivable, net                                                 123,382                    114,901

   Inventories                                                               23,101                     23,169

   Deferred income taxes                                                     28,253                     20,323

   Prepaid expenses and other current assets                                 25,529                     24,325
                                                                    ---------------           ----------------
      Total current assets                                                  593,917                    544,415
                                                                    ---------------           ----------------

Marketable securities                                                       156,239                     66,265

Computer equipment, furniture, and leasehold improvements, at cost:

   Computer equipment and furniture                                         147,375                    140,513

   Leasehold improvements                                                    26,378                     24,767

   Less accumulated depreciation                                           (130,495)                  (116,625)
                                                                    ---------------           ----------------
      Net computer equipment, furniture, and leasehold
        improvements                                                         43,258                     48,655

Purchased technologies and capitalized software, net                         32,837                     40,630

 Goodwill, net                                                               81,538                     85,546

 Deferred income taxes                                                       22,630                     12,147

 Other assets                                                                14,476                     25,602
                                                                    ---------------           ----------------
                                                                    $       944,895           $        823,260
                                                                    ===============           ================

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)



                                                       October 31, 1999      January 31, 1999
                                                       ----------------      ----------------
                                                          (Unaudited)            (Audited)
Current liabilities:

 Accounts payable                                      $         40,667      $         49,053
 Accrued compensation                                            50,497                49,592
 Accrued income taxes                                            74,082                96,731
 Deferred revenues                                               43,703                24,833
 Other accrued liabilities                                       79,365                58,905
                                                       ----------------      ----------------
   Total current liabilities                                    288,314               279,114
                                                       ----------------      ----------------


Deferred income taxes                                             1,067                 3,333
Other liabilities                                                 1,518                 3,486


Stockholders' equity:

 Common stock                                                   620,125               470,801
 Deferred compensation                                             (256)                 (551)
 Retained earnings                                               49,776                81,209
 Accumulated other comprehensive loss                           (15,649)              (14,132)
                                                       ----------------      ----------------
    Total stockholders' equity                                  653,996               537,327
                                                       ----------------      ----------------
                                                       $        944,895      $        823,260
                                                       ----------------      ----------------

                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Nine months ended
                                                                                       October 31
                                                                             -------------------------------
                                                                                1999                 1998
                                                                             ----------           ----------
Operating activities
 Net income (loss)                                                           $  (15,362)          $   73,887
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Charge for acquired in-process research and development                        3,287               13,100
   Depreciation and amortization                                                 61,171               53,305
   Litigation and related interest accrual reversal                                   -              (20,900)
   Reversal of restructuring reserve, net                                             -               (1,003)
   Net gain on disposition of business unit                                           -               (1,307)
   Net gain on sale of investment                                                     -               (2,500)
   Write-off of purchased technology                                                  -                2,233
   Net loss on fixed asset disposals                                              3,240                    -
   Changes in operating assets and liabilities                                  (25,701)              (8,612)
                                                                             ----------           ----------
Net cash provided by operating activities                                        26,635              108,203
                                                                             ----------           ----------

Investing activities
 Net purchases of marketable securities                                        (197,675)             (55,802)
 Business combinations, net of cash acquired                                    (25,642)             (69,279)
 Capital purchases of computer equipment, furniture, and leasehold              (16,395)             (17,496)
  improvements
 Proceeds from disposition of fixed assets                                        5,587                    -
 Proceeds from disposition of business unit                                           -                5,137
 Proceeds from sale of investment                                                     -                2,500
 Purchases of software technologies, capitalization of software
  costs, and other                                                                 (242)              (7,632)
                                                                             ----------           ----------
Net cash used in investing activities                                          (234,367)            (142,572)
                                                                             ----------           ----------

Financing activities
 Proceeds from issuance of common stock, net of issuance costs                  149,300               90,227
 Repurchase of common stock                                                           -              (48,866)
 Dividends paid                                                                 (11,000)              (8,394)
 Decrease in credit line                                                         (1,921)                   -
 Change in notes payable and short-term borrowings, net                           1,334                4,864
                                                                             ----------           ----------
Net cash provided by financing activities                                       137,713               37,831
                                                                             ----------           ----------

Effect of exchange rate changes on cash and cash equivalents                     (6,048)              11,278
Discreet Logic activity for the one month ended January 31, 1999                    320                    -
                                                                             ----------           ----------
Net increase (decrease) in cash and cash equivalents                            (75,747)              14,740
Cash and cash equivalents at beginning of year                                  258,941              108,738
                                                                             ----------           ----------
Cash and cash equivalents at end of period                                   $  183,194           $  123,478
                                                                             ==========           ==========

Supplemental cash flow information:
 Cash paid during the period for income taxes                                $   40,333           $   14,331
                                                                             ==========           ==========
Supplemental noncash information:
 Common stock received in relation to the equity collar                      $        -           $    4,265
                                                                             ==========           ==========

                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

The condensed consolidated financial statements of Autodesk, Inc. ("Autodesk" or the "Company") at October 31, 1999 and for the three- and nine- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 and the Company's supplemental consolidated financial statements (which combine the results of Autodesk and Discreet Logic Inc. - see Note 2) on Form 8-K/A for the fiscal year ended January 31, 1999.
The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

2.   Business Combinations
     ---------------------

Discreet Logic Inc.

On March 16, 1999, Autodesk acquired Discreet Logic Inc. ("Discreet") by issuing approximately 10.0 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock. Discreet develops, assembles, markets and supports nonlinear digital systems and software for creating, editing, and compositing imagery for film, video, and HDTV.

Autodesk accounted for this acquisition under the pooling of interests method. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though it had always been part of Autodesk.

Prior to the acquisition, Discreet's fiscal year ended June 30. As a result, the financial statements for the three- and nine- month periods ended October 31, 1998 combine Autodesk's historical financial statements with Discreet's financial statements for the three- and nine- month periods ended September 30, 1998, respectively.

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

3.   Common Stock Follow-on Offering
     -------------------------------

On March 16, 1999, Autodesk sold 3.0 million shares of Autodesk common stock at $41 per share for net proceeds of $117.5 million.

4.   Recently Issued Accounting Standards
     ------------------------------------

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

5.   Net Income (Loss) Per Share
     ---------------------------

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

                                     Three months ended   Nine months ended
                                        October 31,          October 31,
                                     ------------------  -------------------
(In thousands)                         1999      1998      1999       1998
                                     --------  --------  ---------  --------
Numerator:
  Numerator for basic
    and diluted per share
    amounts--net income (loss)       $  1,393  $ 17,624  $ (15,362) $ 73,887
                                     ========  ========  =========  ========

Denominator:
  Denominator for basic
    net income (loss) per share--
    weighted average shares            61,157    56,305     60,300    56,226
  Effect of dilutive common
    stock options                         325     1,228          -     2,760
                                     --------  --------  ---------  --------
Denominator for
    dilutive net income (loss)
    per share                          61,482    57,533     60,300    58,986
                                     ========  ========  =========  ========

In periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted net loss per share. Had the Company not been in a loss position for the nine months ended October 31, 1999, dilutive options of 1.1 million shares would have been added to compute diluted net loss per share.

For the three months ended October 31, 1999 and 1998, options to purchase 23.2 million and 8.9 million shares, respectively, have been excluded from the computation of diluted net income per share. For the nine months ended October 31, 1999 and 1998, options to purchase 7.7 million and 3.5 million shares, respectively, have been excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods.

6.   Comprehensive Income
     --------------------

Pursuant to Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), unrealized gains or losses on the Company's available-for-sale marketable securities and foreign currency translation adjustments are included in other comprehensive income.

Autodesk's total comprehensive income (loss) was as follows:

                                      Three months ended    Nine months ended
                                          October 31,           October 31,
                                      ------------------  ---------------------
(In thousands)                          1999      1998       1999       1998
                                        ----      ----       ----       ----
Net income (loss)                     $  1,393  $ 17,624  $ (15,362)  $  73,887
Other comprehensive income (loss)        3,479    17,544     (1,517)     13,612
                                      --------  --------  ---------   ---------
 Total comprehensive income (loss)    $  4,872  $ 35,168  $ (16,879)  $  87,499
                                      ========  ========  =========   =========

7.   Nonrecurring Charges
     --------------------

During the nine months ended October 31, 1999, the Company recorded nonrecurring charges totaling $36.5 million, which resulted from the acquisition of Discreet ($17.7 million), acquisition of VISION ($3.3 million - see Note 2), and a corporate restructuring that occurred during the third quarter of 1999 ($15.5 million).

In connection with the acquisition of Discreet, the Company recorded nonrecurring charges of $18.5 million during the first quarter of 1999. Of this amount, $0.8 million was reversed during the third quarter since certain liabilities were settled for less than originally estimated. Of the net amount ($17.7 million), $14.9 million related to transaction costs, $2.6 million related to restructuring costs, and $0.2 million related to other one-time costs. Transaction costs consisted primarily of fees for investment bankers, attorneys, financial printing, accountants, and other related costs. Restructuring costs included severance and exit costs.

In an effort to reduce on-going operating expenses, the Company incurred $15.5 million of restructuring charges during the third quarter of 1999, consisting of termination and other employee-related costs associated with the elimination of approximately 350 positions ($11.7 million); office closure-related costs ($3.2 million); and one-time costs ($0.6 million). Employee termination costs included wage continuation, advance notice pay and medical and other benefits. The liabilities associated with the employee terminations will be substantially settled over the next several months. Office closure-related costs included losses on operating lease payments and the write-off of leasehold improvements and equipment.

At October 31, 1999, the remaining liabilities associated with the $15.5 million of restructuring charges totaled $5.9 million.

8.   Segments
     --------

During the second quarter of fiscal 2000, the Company reorganized its operations into four business divisions with industry-specific charters: the Design Solutions Division (consisting mostly of the MCAD and AECAD market groups and most of the Personal Solutions Group), the GIS Solutions Division, the Discreet Division (consisting of the Kinetix business and recently acquired Discreet business), and

Autodesk Ventures. In accordance with the aggregation criteria and the minimum threshold levels specified by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company's operating results have been aggregated into two reportable segments: the Design Solutions Segment (which includes the GIS Solutions Division and Autodesk Ventures) and the Discreet Segment.

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

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. The Company currently does not separately accumulate and report asset information by market group. Information concerning the operations of the Company's reportable segments was as follows:

                                   Three months ended      Nine months ended
                                      October 31,             October 31,
                                  --------------------    -------------------
(In millions)                      1999          1998      1999         1998
                                  ------        ------    ------       ------
Net revenues:
 Design Solutions                 $  156.2    $  166.8    $  473.4   $  520.7
 Discreet                             45.9        37.8       126.6      133.6
                                  --------    --------    --------   --------
                                  $  202.1    $  204.6    $  600.0   $  654.3
                                  ========    ========    ========   ========

Income (loss) from operations:
 Design Solutions                 $   73.9    $   82.8    $  219.8   $  258.3
 Discreet                              5.3         2.5       (15.2)      17.4
 Unallocated amounts/1/              (83.6)      (60.1)     (234.5)    (166.9)
                                  --------    --------    --------   --------
                                  $   (4.4)   $   25.2    $  (29.9)  $  108.8
                                  ========    ========    ========   ========

/1/ Unallocated amounts in the three- and nine- month periods ended October 31, 1999 and 1998 are attributed primarily to other geographic costs and expenses which are managed outside the reportable segments.

9.   Stock Repurchase Program
     ------------------------

In November 1999, management announced a plan to repurchase up to 8.0 million shares of the Company's common stock. The primary purpose of the stock repurchase program is to help offset the dilution to earnings per share caused by the issuance of stock under the Company's employee stock plans. The common stock will be purchased from time to time at the direction of management, either directly or through derivative instruments. The number of shares to be purchased and the timing of purchases will be based on several factors, including general market conditions and the trading price of Autodesk common stock. Purchases may be made in the open market or in privately negotiated transactions and will be funded from available working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained below relating to markets for Autodesk's products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and Autodesk's actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, including "Certain Risk Factors Which May Impact Future Operating Results," page 15, as well as factors set forth in Autodesk's Annual Report on Form 10-K and in Autodesk's Form 8-K/A filed on May 28, 1999.

On March 16, 1999, Autodesk, Inc. ("Autodesk" or the "Company") acquired Discreet Logic Inc. ("Discreet"), in a business combination accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows of Discreet as though it had always been a part of Autodesk. The transaction resulted in the issuance of an aggregate of approximately 10.0 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock. Discreet develops, assembles, markets, and supports nonlinear digital systems and software for creating, editing, and compositing imagery for film, video, and HDTV.

Prior to the acquisition, Discreet's fiscal year ended June 30. As a result, the financial statements for the three- and nine- month periods ended October 31, 1998 combine Autodesk's historical financial statements with Discreet's financial statements for the three- and nine- month periods ended September 30, 1998, respectively.

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

Results of Operations

Three Months Ended October 31, 1999 and 1998
--------------------------------------------

Net revenues. The Company's third quarter net revenues of $202.1 million decreased from $204.6 million recognized in the third quarter of the prior fiscal year. Increases in Asia Pacific's net revenues of 43 percent were more than offset by decreases of 12 percent and 6 percent in net revenues in the Americas and Europe, respectively, as compared to the same period in the prior fiscal year. In addition, net revenues for the Discreet Segment, which includes the Discreet business and the Kinetix business, increased 21 percent compared to the same period in the prior fiscal year. The overall decrease in net revenues was primarily due to a decline in the sales of AutoCAD and AutoCAD LT. Sales of AutoCAD and AutoCAD upgrades accounted for approximately 37 percent and 54 percent of Autodesk's consolidated net revenues in the third quarter of fiscal years 2000 and 1999, respectively. The value of the US dollar, relative to international currencies, did not have a significant impact on net revenues in the third quarter of the current fiscal year compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 61 percent of Autodesk's net revenues in the third quarter of fiscal year 2000 as compared to 58 percent in the same period of the prior fiscal year.

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

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 7 percent and 4 percent of consolidated net revenues in the third quarter of fiscal years 2000 and 1999, respectively. Management anticipates that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues increased from 15 percent of net revenues in the third quarter of the prior fiscal year to 17 percent of net revenues in the third quarter of the current fiscal year. This increase is primarily due to increases in royalties and due to the acquisition of VISION, which has relatively higher cost of revenues as a percentage of net revenues than other Autodesk or Discreet products. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 37 percent and 35 percent of net revenues in the third quarter of fiscal years 2000 and 1999, respectively. Spending increased primarily as a result of an increase in the expense related to the launch of MCAD related products in Europe and the incremental costs due to the acquisition of VISION. Autodesk expects to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses represented 20 percent of net revenues in both the third quarters of fiscal years 2000 and 1999. Spending increased largely as a result of the incremental costs due to the acquisition of VISION. Autodesk anticipates that research and development expenses will increase in future periods as a result of product development efforts by Autodesk's market groups and incremental personnel costs.

General and administrative. General and administrative expenses were 16 percent of net revenues in the third quarter of fiscal year 2000 as compared to 14 percent of net revenues in the third quarter of the prior fiscal year. Spending increased due to higher employee-related expenses. The Company currently expects that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in Autodesk's worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles for the three months ended October 31, 1999, remained relatively flat as compared with the same period in the prior fiscal year.

Nonrecurring charges. In an effort to reduce operating expenses, the Company incurred $15.5 million of restructuring costs during the three months ended October 31, 1999. Of this amount, $11.7 million related to employee costs associated with the elimination of approximately 350 positions, $3.2 million related to office closure costs, and $0.6 million related to one-time costs. As a result of the restructuring, quarterly savings of approximately $9.0 million, which were partially realized during the third quarter, are expected to be offset over time by costs associated with new businesses.

Additionally, during the third quarter of 1999, the Company reversed $0.8 million of liabilities established earlier in the fiscal year related to the acquisition of Discreet. The liabilities were settled for amounts less than originally estimated.

Interest and other income. Interest and other income, net was $6.5 million in the third quarter of fiscal year 2000 compared to $3.9 million in the corresponding period of the prior year. The increase is related to higher cash, cash equivalents, and marketable securities balances.

Provision for income taxes. Excluding the impact of nonrecurring charges, the Company's effective income tax rate was 32 percent in the third quarter of fiscal 2000 compared to 39 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was due primarily to incremental tax benefits associated with the Company's foreign earnings that are taxed at rates different than the U.S. statutory rate. A tax benefit of 32 percent was recorded with respect to all nonrecurring charges incurred during the third quarter of fiscal 2000.

Nine Months Ended October 31, 1999 and 1998
-------------------------------------------

Net revenues. Autodesk's net revenues for the nine months ended October 31, 1999 of $600.0 million decreased from $654.3 million in the same period of the prior fiscal year. The decrease in net revenues was primarily due to a decline in the sales of AutoCAD products and upgrades.

Cost of revenues. Cost of revenues as a percentage of net revenues for the nine months ended October 31, 1999 was 18 percent, compared to 15 percent in the same period in the prior fiscal year. This increase is primarily due to increases in royalties, amortization of capitalized software for AutoCAD 2000 and due to the acquisition of VISION, which has relatively higher cost of revenues as a percentage of net revenues than other Autodesk or Discreet products. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in Autodesk's products, and the geographic distribution of sales.

Marketing and sales. As a percentage of net revenues, marketing and sales expenses for the nine months ended October 31, 1999 was 40 percent compared to 34 percent in the same period in the prior fiscal year. Spending increased primarily as a result of higher advertising and promotion costs related to the launch of AutoCAD 2000 in March 1999, an increase in the expense related to the launch of MCAD related products in Europe, increased employee costs, and the acquisition of VISION.

Research and development. Research and development expenses as a percentage of net revenues for the nine months ended October 31, 1999 increased to 21 percent from 18 percent for the same period in the prior fiscal year. Spending (including capitalized software costs of $4.7 million recorded during the nine months ended October 31, 1999) increased due primarily to the addition of employee-related expenses, rent and occupancy expenses, the incremental costs due to the acquisition of VISION and professional fees related primarily to the Design 2000 family of products.

General and administrative. General and administrative expenses were 17 percent of net revenues for the nine months ended October 31, 1999, and 13 percent of net revenues in the same period of the prior fiscal year. The increase was primarily due to increased employee-related expenses and professional fees primarily related to Autodesk's information technology infrastructure.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $22.8 million for the nine months ended October 31, 1999 compared to $21.4 million for the nine months ended October 31, 1998. The increase was largely due to incremental amortization associated with the May 1998 acquisition of Genius and the April 1999 acquisition of VISION.

Nonrecurring charges - -

 During the nine months ended October 31, 1999

  Corporate restructuring. In an effort to reduce operating expenses, the Company incurred $15.5 million of restructuring costs during the third quarter of 1999. Of this amount, $11.7 million related to employee costs, $3.2 million related to office closure costs, and $0.6 million related to one-time costs.

  Discreet acquisition. In connection with the acquisition of Discreet, the Company recorded nonrecurring charges of $18.5 million during the first quarter of 1999. Of this amount, $0.8 million was reversed during the third quarter since certain liabilities were settled for less than originally estimated. Of the net amount ($17.7 million), $14.9 million related to transaction costs, $2.6 million related to restructuring costs, and $0.2 million related to other one-time costs. Transaction costs consisted primarily of fees for investment bankers, attorneys, financial printing, accountants, and other related costs. Restructuring costs included severance and exit costs.

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

 During the nine months ended October 31, 1998

  Genius acquisition. On May 4, 1998, Autodesk entered into an agreement with Genius CAD Software GmbH ("Genius"), a German limited liability company, to purchase various mechanical computer-aided design software applications and technologies. The acquisition was accounted for using the purchase method of accounting and resulted in a nonrecurring charge for in-process research and development, that had not yet reached technological feasibility and had no alternative future use, of $13.1 million, all of which was recorded during the three months ended July 31, 1998.

  Of the five acquired Genius in-process technologies, two were completed and introduced in fiscal year 1999. The remaining three technologies were completed and introduced during the third quarter of fiscal year 2000.

  Other. During the nine months ended October 31, 1998, the Company recorded charges of approximately $8.9 million relating primarily to restructuring charges associated with the consolidation of certain development centers ($1.5 million); the write-off of purchased technologies associated with these operations ($2.2 million); staff reductions in Asia Pacific in response to economic conditions in the region ($1.7 million); costs in relation to potential legal settlements ($2.5 million); and the write-down to fair market value of older computer equipment that the Company planned to dispose of ($1.0 million). The $8.9 million charge was offset by $2.3 million of excess restructuring reserves that Discreet reversed during the quarter ended July 31, 1998.

Litigation accrual reversal. During the nine months ended October 31, 1998, the Company recognized $18.2 million and $2.7 million as operating income and interest income, respectively, to reflect the remaining unutilized litigation and related interest accruals related to final adjudication of a claim of trade-secret misappropriation brought by VMI.

Interest and other income. Interest and other income, net was $16.8 million for the nine months ended October 31, 1999, as compared to $13.9 million for the same period in the prior fiscal year. The prior fiscal year amount included $2.7 million representing the interest portion of the VMI settlement and a $1.3 million gain realized upon the sale of technical programs and related documentation, certain tangible fixed assets, copyrights, tradenames, and other intangible assets associated with Autodesk's Picture This Home!(R) software programs. These decreases were offset by increases to interest income related to higher cash, cash equivalents, and marketable securities balances resulting from common stock issuances.

Provision for income taxes. Excluding the impact of nonrecurring charges, the Company's effective income tax rate was 32 percent for the first nine months of fiscal 2000 compared to 37 percent for the same period in the prior fiscal year. The decrease in the effective income tax rate was due primarily to incremental tax benefits associated with the Company's foreign earnings that are taxed at rates different than the U.S. statutory rate. A tax benefit of 32 percent was recorded with respect to all nonrecurring charges recognized during the third quarter of fiscal 2000. No tax benefit was recorded with respect to the nonrecurring charges incurred in connection with the Discreet and VISION acquisitions in the first quarter of fiscal 2000.

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

Fluctuations in quarterly operating results. From time to time, Autodesk experiences fluctuations in its quarterly operations as a result of periodic release cycles, competitive factors and general economic conditions among other things. Recently, Autodesk has experienced reduced sales which Autodesk believes may be attributable to a slowdown of customer purchases in response to product transition issues relating to the introduction of AutoCAD 2000 before introduction of corresponding associated products such as Mechanical Desktop 4.0 and AutoCAD LT 2000, and to general concerns about Year 2000 problems, in particular diversion of software budgets to Year 2000 testing.

In addition, Autodesk has in the past experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, Autodesk's operating results in Europe during the third fiscal quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth fiscal quarters.

The technology industry is particularly susceptible to fluctuations in operating results from quarter to quarter. These fluctuations are caused by a number of factors including the timing of the introduction of new products by Autodesk or its competitors and other economic factors experienced by Autodesk's customers in the geographic regions in which Autodesk does business.

Within the Discreet business unit, a limited number of system sales may account for a substantial percentage of Discreet's quarterly revenue because of the high average sales price of products and the timing of purchase orders. Historically, Discreet has generally experienced greater revenues during the period following the completion of the NAB trade show, which typically is held in April. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes in customer buying patterns in response to platform changes and changes in product development, and sales and marketing expenditures.

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

Attraction and Retention of Employees. Autodesk's continued growth and success of the Company depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. Autodesk's ability to attract and retain employees is dependent on a number of factors including its continued ability to grant stock incentive awards. Autodesk may not be successful in continuing to recruit new personnel or retain existing personnel. The loss of key employees or inability to recruit new employees could have a material adverse impact on Autodesk. In addition, Autodesk may experience increased compensation costs to attract and retain skilled personnel.

Impact of Year 2000. Some of the computer programs used by Autodesk in its internal operations rely on time-sensitive software that was written using two digits rather than four to identify the applicable year. These programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Autodesk has completed the remediation phase for business systems with the exception of some desktop remediation in Latin America, Asia and Canada scheduled to be completed by the end of the year. The testing phase of a six-phase year 2000 compliance program related to information technology ("IT") systems will continue through the end of November 1999 with all current milestones being met. The business continuity planning or final phase is in process with final detailed planning expected to be complete in November. During the third quarter of fiscal year 2000, Autodesk spent approximately $0.15 million on the IT year 2000 project. Autodesk expects to spend an additional $0.15 million to complete this project. All expenditures to date have been captured either in prior year or current year budgets. Autodesk believes that the key components of the IT year 2000 project have either been replaced or remediated. Further, Autodesk estimates that if any component of the current systems fail due to year 2000 related issues, Autodesk would be able to divert people and systems traffic, causing delays of between one to three days in service interruptions and processing Autodesk information. Autodesk has a contingency plan in place in order to prevent the loss of critical data, which includes the back up of all critical data processing interactions and a disaster recovery plan. However, there may be a delay in the completion of these procedures and the cost of such procedures may exceed original estimates, either of which could have a material adverse effect on future results of operations.

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

Autodesk has also tested and continues to test all products it currently produces internally for sale to third parties to determine year 2000 compliance. Autodesk is currently in the third phase of a three-phase year

2000 compliance testing and documentation program that is related to its products. There have been delays in the submission of some testing results, but all documentation should be ready by the end of the year. During the third quarter of fiscal year 2000, Autodesk spent approximately $0.23 million on the product year 2000 project. Autodesk expects to spend an additional $0.15 million to complete this project. All expenditures to date have been captured either in prior year or current year budgets. Currently-sold products either have been found to be substantially compliant or are currently being tested for compliance. However, many Autodesk products run on operating systems or hardware produced and sold by third-party vendors. These operating systems or hardware may not be converted in a timely manner, or at all, and any failure in this regard may cause Autodesk products not to function as designed. Autodesk will continue to evaluate each product in the currently supported inventory. Any future costs associated with ensuring Autodesk's products are compliant with the year 2000 are not expected to have a material impact on Autodesk's results of operations or financial position. Furthermore, commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and Autodesk is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent Autodesk may be affected by it.

Single European Currency. Autodesk is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period ending January 1, 2002. Autodesk will continue to modify the internal systems that will be affected by this conversion during fiscal year 2000, and does not expect the costs of further system modifications to be material. Autodesk may not be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on Autodesk's operating results. Autodesk is currently evaluating the impact of the introduction of the Euro on its foreign exchange activities, functional currency designations, and pricing strategies in the new economic environment. In addition Autodesk faces risks to the extent that banks and vendors upon whom Autodesk relies and their suppliers are unable to make appropriate modifications to support Autodesk's operations with respect to Euro transactions. While Autodesk may continue to evaluate the impact of the Euro, management does not believe its introduction will have a material adverse effect upon Autodesk's results of operations or financial condition.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. treasury bills, totaled $549.9 million at October 31, 1999, compared to $428.0 million at January 31, 1999. The $121.9 million increase in cash, cash equivalents, and marketable securities was due primarily to $26.6 million of cash generated from operations, $149.3 million of net proceeds from the issuance of common stock, largely related to a 3.0 million share issuance in March 1999, and $5.6 million of proceeds from the disposition of fixed assets. These increases were partially offset by the acquisition of VISION ($26.0 million), purchases of long-term assets ($16.6 million) and dividends paid ($11.0 million).

In November 1999, management announced a plan to repurchase up to 8.0 million shares of the Company's common stock. The primary purpose of the stock repurchase program is to help offset the dilution to earnings per share caused by the issuance of stock under the Company's employee stock plans. The common stock will be purchased from time to time at the direction of management, either directly or through derivative instruments. The number of shares to be purchased and the timing of purchases will be based on several factors, including general market conditions and the trading price of Autodesk common stock. Purchases may be made in the open market or in privately negotiated transactions and will be funded from available working capital.

The Discreet business unit has a revolving demand line of credit with a bank, under which it may borrow up to Cdn$7.0 million (approximately $4.8 million at October 31, 1999). Additionally, the agreement provides for a Cdn$0.6 million (approximately $0.4 million at October 31, 1999) demand leasing facility, and a Cdn$0.6 million (approximately $0.4 million at October 31, 1999) demand research and development tax credit facility. As of October 31, 1999, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities. The amount available under the revolving demand line of credit was reduced by letters of guarantee totaling Cdn$5.6 million (approximately $3.8 million at October 31, 1999).

In addition to Discreet's line of credit, Autodesk has an unsecured $40.0 million bank line of credit, of which $20.0 million is guaranteed, that may be used from time to time to facilitate short-term cash flow. At October 31, 1999, there were no borrowings outstanding under this credit agreement, which expires in January 2000. Management intends to maintain adequate credit lines to carry on its business.

Principal commitments at October 31, 1999 consisted of obligations under operating leases for facilities. Autodesk believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products including the incremental product offerings resulting from the acquisitions of Discreet, Genius, and VISION and enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; and the acquisition of businesses, software products, or technologies complementary to Autodesk's business. Autodesk believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated longer-term cash requirements.

PART II. OTHER INFORMATION
--------------------------

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

On September 7, 1999, the Superior Court in Marin County, California, dismissed the purported class action lawsuit against Discreet and its directors with prejudice as to all defendants named in the Amended Complaint, with each side bearing their own expenses, costs and fees. Under the Dismissal Stipulation, no consideration is to be paid to plaintiffs or the proposed class.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

     27.0     Financial Data Schedule for the period ended October 31, 1999

     Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended October 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 10, 1999
                               AUTODESK, INC.
                               (Registrant)

                               /s/ CAROL A. BARTZ
                               ------------------
                               Carol A. Bartz
                               Chairman, President and Chief Executive Officer

                               /s/ STEVE CAKEBREAD
                               -------------------
                               Steve Cakebread
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)