Form 10-K405
period 2000-01-31
AUTODESK INC
filed 2000-04-14
CIK 769397

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

 X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
---
           Exchange Act of 1934 for the fiscal year ended January 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
    Title of each class                               on which registered
    -------------------                              ----------------------
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

                              Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 3, 2000 as reported on the NASDAQ National Market, was approximately $2.0 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 3, 2000, Registrant had outstanding approximately 62.0 million shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders to be held June 22, 2000 are incorporated by reference in Part III.

================================================================================

                                    PART I

FORWARD-LOOKING INFORMATION

The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.   BUSINESS

GENERAL

Autodesk was incorporated in California in April 1982 and was reincorporated in Delaware in May 1994. Autodesk's two-dimensional, or 2D, and three-dimensional, or 3D, products are used across industries and in the home for architectural design, mechanical design, spatial data management and mapping, animation, and visualization applications. Autodesk's flagship product, AutoCAD(R), is one of the world's leading computer-aided design, or CAD, tools, with an installed base of more than 2.5 million units worldwide. Autodesk's software products are sold worldwide, primarily through a network of resellers and distributors.

In March 1999, Autodesk acquired Discreet Logic Inc. in a business combination accounted for as a pooling of interests. The Discreet Division develops, assembles, markets and supports nonlinear digital systems and software for creating, editing and compositing imagery. The Discreet Division's products are used extensively in film and video postproduction, games and multimedia, broadcasters' graphics, programming and on-air event coverage, as well as by designers and architects for 3D visualization and conceptualization.

During the second quarter of fiscal 2000, Autodesk reorganized its operations into four business divisions with industry-specific charters: the Design Solutions Division (consisting primarily of the Mechanical Computer-Aided Design, or MCAD, and Architecture, Engineering and Construction, or AEC, market groups and most of the Personal Solutions Group), the Geographic Information Systems Solutions, or GIS, Division, Autodesk Ventures and the Discreet Division (consisting of the Kinetix(R) and Discreet businesses). Autodesk's operating results have been aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment, which includes GIS and Autodesk Ventures. The Design Solutions and GIS divisions have similar production processes, customer types and distribution methods. Autodesk Ventures' segment information is not material.

The Design Solutions Segment develops and sells design software products for professionals, occasional users or consumers who design, draft and diagram. The end users of the design software products include architects, engineers, construction firms, designers and drafters. The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting and Web design. Both segments primarily distribute their respective products through authorized resellers and distributors, and, in some cases, they also sell their products directly to end-users.

PRODUCTS

The principal product offerings from the Design Solutions Segment are described below:

AutoCAD
AutoCAD software is a general-purpose CAD tool used independently and in conjunction with other specific applications in fields ranging from construction and manufacturing to process plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering and facility management tasks. AutoCAD currently runs on Microsoft Windows 95, Windows 98 and Windows NT for Intel and Intel-compatible hardware platforms.

AutoCAD 2000 was introduced in April 1999. Built as a platform for efficiently connecting design teams, AutoCAD 2000 includes enhancements in areas that influence team and individual productivity, including: 3D visualization and geometry creation tools, Internet integration and in-place reference file editing. AutoCAD 2000 also introduced key new design technology including: a new environment for working with multiple design files, an object property manager, the AutoCAD Design Center for drag-and-drop access of local and web-based design content, a new high-performance hardcopy system, and a complete overhaul of the AutoLISP customization environment. In addition to providing significant new features, AutoCAD 2000 demonstrated superior reliability, winning the 1999 All-Star Award from Cadalyst Magazine and the 1999 Editors' Choice Award from Cadence Magazine.

AutoCAD software's open-system architecture allows users to adapt AutoCAD to unique professional requirements with any of more than 5,000 independently developed add-on applications. Many of these applications are based on ObjectARX(TM) technology, utilizing AutoCAD's object-oriented C++-based application programming interfaces, or APIs. AutoCAD 2000 added extensive additions and enhancements to the ObjectARX kernel, enabling complete object access to the core geometry data model and developer access to new AutoCAD 2000 technology and features.

On a stand-alone basis, sales of AutoCAD and related upgrades accounted for 37 percent, 43 percent and 52 percent of Autodesk's consolidated net revenues in fiscal 2000, 1999 and 1998, respectively. During fiscal year 2000, approximately 322,000 new AutoCAD based licenses were added worldwide, compared to 266,000 and 244,000 licenses added during fiscal 1999 and 1998, respectively.

Mechanical Desktop
Mechanical Desktop is the world's leading midpriced 3D design system and is the only system that integrates 2D design with parametric, feature-based solid and surface modeling. It extends the power of the AutoCAD design environment by uniting 2D and 3D design. Core benefits of Mechanical Desktop are 3D, feature-based solid and surface modeling; AutoCAD integration; and flexible 2D design, 3D modeling and surfacing.

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

AutoCAD Map 2000
AutoCAD Map(R) 2000 is the Autodesk solution for precision mapping and geographic information system analysis in the AutoCAD(R) environment. It contains the complete AutoCAD 2000 toolset to enhance productivity, plus it offers specialized functionality for creating, maintaining and producing maps and geospatial data. AutoCAD Map 2000 integrates a wide variety of data types and file formats, provides powerful database-linking capabilities and includes essential GIS analysis tools. Customers can work with large data sets consisting of multiple maps, and multiple users can access the same map simultaneously without versioning conflicts. Sophisticated plotting and presentation capabilities make AutoCAD Map 2000 an effective communication tool.

AutoCAD LT
AutoCAD LT 2000 is a low-cost 2D CAD application intended for CAD managers, designers and engineers who need a powerful, stand-alone drafting tool, but who do not require the advanced feature set in AutoCAD. AutoCAD LT 2000 software contains an extensive 2D drafting toolset as well as 3D lines and polylines with quick shading and hidden-line removal. Other features include a Start-Up dialog box and Drawing Set-Up wizards to help the user create or open a drawing quickly; real-time pan and zoom; the AutoCAD Design Center(TM) featuring thousands of industry-standard symbols; and Integrated Internet Tools to open or save drawings directly to the Internet. AutoCAD LT operates in the Windows environment with pull-down menus, customizable toolbar, toolbox, menus and scripts, as well as dialog boxes and icons. It supports the Windows Clipboard, as well as ActiveX Automation. AutoCAD LT 2000 is fully compatible with Windows 98 and Windows NT 4.X, and has built-in Microsoft Office 97 compatibility.

The principal product offerings from the Discreet Segment are discussed below:

3D Studio MAX
3D Studio MAX R3 software, which began shipping in the second quarter of fiscal 2000, is a 3D modeling and animation software package specifically written to take advantage of advanced features offered by the Windows NT operating system. With a real-time interface, multiple-processor support and 3D graphics acceleration capabilities, 3D Studio MAX delivers workstation-class performance and functionality to personal computers.

The intuitive interface eliminates many of the commonly accepted boundaries between modeling, rendering and animation, and offers instant feedback; users can see the results of their actions in real time, as they are applied. Shaded views with real-time feedback allow users to visualize natural, real-world environments in which they can directly manipulate objects, regardless of scene complexity. Because 3D Studio MAX software maintains a data history of geometry creation and modification, users can return to and change any step, at any time, without having to redo prior work. 3D Studio MAX is also the only environment that can run Character Studio(R), a powerful character-animation and skinning plug-in software product offered by Autodesk.

flame*
flame* is an on-line, resolution-independent, non-linear, uncompressed digital system. The system is used by creative professionals to create, edit and composite special visual effects in an on-line, real-time environment. Easily integrated into a suite environment and possessing the power and features necessary to serve as the core of a fully digital suite, flame* is designed to allow the operator to create desired effects with near instantaneous feedback. A complete flame* system includes the flame* software, a Silicon Graphics, Inc., or SGI, Octane workstation, discreet storage and various I/O devices.

inferno*
inferno* is an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of flame* with film tools, and increased image resolution and color control for digital film work. The system also features tools for grain management, wire and scratch removal and color calibration. A complete inferno* system includes the inferno* software, an SGI Onyx2 workstation, discreet storage and various I/O devices.

PRODUCT DEVELOPMENT AND ENHANCEMENT

The majority of Autodesk's basic research and product development has been performed in the U.S., while translation and localization of foreign-market versions, as well as some product development, are performed by development teams or contractors in the local markets. Autodesk's product-related functions in Europe, including software development, localization, quality assurance and technical publications, are centralized in Neuchatel, Switzerland. Production in Europe is centralized in Ireland, and production in Asia Pacific primarily takes place in Singapore.

Autodesk intends to continue recruiting and hiring experienced software developers and to consider the licensing and acquisition of complementary software technologies and businesses. In addition, Autodesk will continue to actively collaborate with and support independent software developers who offer products that enhance and complement AutoCAD software and other products offered by Autodesk.

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software, as well as changes in customer requirements and preferences. To keep pace with these changes, Autodesk maintains an aggressive program of new product development. Autodesk dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies.

The software products offered by Autodesk are internally complex and, despite extensive testing and quality control, may contain errors or defects. Defects or errors may occur in future releases of AutoCAD or other products. These defects or errors could result in corrective releases to Autodesk's products, damage to Autodesk's reputation, loss of revenues, an increase in product returns, or lack of market acceptance of its products, any of which could harm Autodesk's business.

Autodesk believes that its future results will depend largely upon its ability to offer products that compete favorably in terms of reliability, performance, ease of use, range of useful features and other factors. Delays or difficulties in product development and enhancement may result in the delay or cancellation of planned development projects, and could harm Autodesk's business. Further, increased competition in the market for design, drafting, mapping or multimedia software products could also have a negative impact on Autodesk's business.

From time to time Autodesk or others may announce products, features or technologies which have the potential to shorten the life cycle of or replace its then existing products. Such announcements could cause customers to defer the decision to buy or determine not to buy its products or cause its resellers or distributors to seek to return products, any of which could harm Autodesk's business and consolidated results of operations. In addition, product announcements by SGI and others in the past have caused customers to defer their decision to buy or determine not to buy Autodesk's products. Moreover, products or technologies developed by others may render Autodesk's products or technology noncompetitive or obsolete.

Some of Autodesk's product development activities are performed by independent firms and contractors, while other technologies are licensed from third parties. Autodesk generally either owns or licenses the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who currently develop products for Autodesk, may not be able to provide development support in the future. Similarly, Autodesk may not be able to obtain and renew existing license agreements on favorable terms, or at all, which could harm Autodesk's business.

Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of Autodesk's design software. Some developers may elect to support other products or otherwise experience disruption in product development and delivery cycles. This disruption in particular markets could negatively impact these third-party developers and end users, which could harm Autodesk's business.

MARKETING AND SALES

Autodesk's customer-related operations are divided into three geographic regions, the Americas, Europe and Asia Pacific, and are supported by a global marketing and sales organization, WWFO (worldwide field operations). This organization develops and manages overall marketing and sales programs and works closely with a network of domestic and foreign offices. Autodesk sells its software products primarily through distributors and value-added resellers, or VARs, who distribute Autodesk's products to end users in more than 150 countries. VARs, including both independent owners and computer store franchisees, are supported by Autodesk and its subsidiaries through technical training and periodic publications.

In addition, Autodesk works directly with reseller and distributor sales organizations, computer manufacturers, other software developers and peripheral manufacturers through cooperative advertising, promotions and trade-show presentations. Autodesk employs mass-marketing techniques such as webcasts, seminars, telemarketing, direct mailings and advertising in business and trade journals. Autodesk has a worldwide user group organization dedicated to the exchange of information related to the use of Autodesk's products.

Domestically, Autodesk distributes its products primarily through its authorized reseller network. Other domestic sales are made principally to large corporations, governmental agencies, educational institutions and, for some low-end design products, to end-users. The majority of Autodesk's international sales are made to resellers and distributors, which are supported by Autodesk's foreign subsidiaries and international sales organizations. Some international sales result from direct exports from the United States. Fluctuations in foreign exchange rates, specifically the stronger value of the dollar, relative to certain international currencies, could have a negative impact on foreign revenues. These foreign currency fluctuations, as well as any slowdowns in any of Autodesk's geographical markets, could harm Autodesk's business and adversely impact future results of operations.

Autodesk's ability to effectively distribute its products depends in part upon the financial and business condition of its VAR network. Although Autodesk is not currently experiencing any material problems with its VAR network, computer software resellers and distributors are typically not highly capitalized, have tended to experience difficulties during times of economic contraction and during periods of technology-market price pressure, and may do so in the future. While no single customer accounted for more than 10 percent of Autodesk's consolidated revenues in any of fiscal years 2000, 1999 or 1998, the loss of, or a significant reduction in, business with any one of Autodesk's major international distributors or large U.S. resellers could harm Autodesk's business.

Autodesk intends to continue to make its products available in foreign languages and expects that foreign sales will continue to contribute a significant portion of its consolidated revenues.

CUSTOMER AND RESELLER SUPPORT

Autodesk provides technical support and training to customers through a leveraged model, augmented by programs designed to address specific direct needs. We expect that end users rely primarily on their resellers and distributors for technical support. Autodesk support the resellers and distributors through technical product training, sales training classes and direct telephone support. Support content is also available on the Product Support portion of the Autodesk Internet site. There are also a number of user group forums in which customers are able to share information.

While Autodesk expects the sales channel to provide the majority of technical support to its customers, it has developed programs to deliver direct support to certain customers. The Premier Support program enables large customers to purchase an annual support contract, which provides unlimited support for designated callers. In addition, Autodesk provides per-incident direct phone support to end users under the Safety Net Program. This is a fee-based program that allows customers to contact Autodesk directly.

Customer technical training is also leveraged through the authorized Autodesk Training Center, or ATC(R), program; there are more than 700 independent ATC's throughout the world. These accredited training centers offer in-depth education and training in computer-aided design skills on Autodesk products, as well as on related, independently developed software. Autodesk offers training sessions to its sales and training channels to maintain a professional level of technical expertise. Learning Assistance programs, which provide lessons related to design projects through an interactive multimedia tool, are provided with select products.

DEVELOPER PROGRAMS

One of Autodesk's key strategies is to maintain an open-architecture design of its software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize Autodesk's products for a wide variety of highly specific uses. Autodesk offers several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for Autodesk products.

To support the growth of third-party developers, whose applications extend and enhance the functionality of Autodesk's products worldwide, Autodesk operates the Autodesk Developer Network program, or ADN. The ADN is a business network comprised of qualified independent application developers and customers. This program provides sales, marketing and programming support, technical training and consulting. Autodesk believes that the availability and use of third party add-on products enhance sales opportunities for Autodesk's core products.

Under the Autodesk Developer Channel, Autodesk offers two programs to third-party developers for the license of Autodesk software and technology. The Unique Application Reseller program, or UAR, permits selected software developer partners to sell and support Autodesk software when bundled with specifically defined vertical applications. The Original Equipment Manufacturer program, or OEM, provides the technology for qualified developers to create and deliver suites of scaleable products that focus on solving customer needs in specialized markets.

BACKLOG

Autodesk typically ships products within one to two weeks after receipt of an order, which is common in the computer software industry. Accordingly, Autodesk does not maintain significant backlog, and backlog as of any particular date gives no indication of actual sales for any succeeding period.

COMPETITION

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share. The design software market in particular is characterized by vigorous competition in each of the markets in which Autodesk competes, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. Some of Autodesk's competitors have significantly greater financial, technical, sales and marketing, and other resources than Autodesk.

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

In April 1998, Autodesk received notice that the Federal Trade Commission, or FTC, had undertaken a nonpublic investigation to determine whether Autodesk or others have engaged in or are engaging in unfair methods of competition. In March 2000, the FTC notified Autodesk that the FTC had determined to conclude its investigation without taking any action.

INTELLECTUAL PROPERTY AND LICENSES

Autodesk protects its intellectual property through copyright, trade secret, patent and trademark laws. For substantially all AutoCAD sales outside of North America, Autodesk uses software protection locks to inhibit unauthorized copying. Nonetheless, Autodesk's intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries where Autodesk's products are distributed do not protect Autodesk's intellectual property rights to the same extent as U.S. laws. The inability of Autodesk to protect its proprietary information could harm Autodesk's business.

From time to time, Autodesk receives claims alleging infringement of a third party's intellectual property rights, including patents. Any disputes involving Autodesk's intellectual property rights or those of another party could lead to costly litigation, which could harm Autodesk's business.

Autodesk retains ownership of software it develops. All software is licensed to users and provided in object code pursuant to either shrink-wrap, embedded or on-line licenses, or executed license agreements. These agreements contain restrictions on duplication, disclosure and transfer.

Autodesk believes that because of the limitations of laws protecting its intellectual property and the rapid, ongoing technological changes in both the computer hardware and software industries, it must rely principally upon software engineering and marketing skills to maintain and enhance its competitive market position.

Autodesk has an in-house antipiracy program focused on pursuing companies and individuals who illegally duplicate, sell or install Autodesk's software products. Software piracy is in some cases a felony under U.S. federal law, which allows copyright and patent holders to protect and enforce their rights as owners of intellectual property. In addition, Autodesk is a member and co-founder of the Business Software Alliance, an organization comprised of member software companies whose purpose is to advance favorable public policy for the technology industry and promote the importance of honoring software copyrights.

PRODUCTION AND SUPPLIERS

Production of Autodesk's software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by Autodesk and by licensed subcontractors. Media for Autodesk's products include CD-ROMs and disks, which are available from multiple sources. User manuals for Autodesk's products and packaging materials are produced to Autodesk specifications by outside sources. Domestic production is performed in leased facilities operated by Autodesk. Some product assembly is also performed by independent third-party contractors. International production is performed by independent third-party contractors in Ireland and Singapore. To date, Autodesk has not experienced any material difficulties or delays in the production of its software and documentation.

The Discreet Division has historically relied on third-party vendors to manufacture and supply all of the hardware components used in its systems. Manufacturing consists of assembly (including disk array assembly), testing, and value added systems integration.

The Discreet Division's flame*, effect*, inferno*, fire*, smoke* and frost* software currently run on workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Discreet Division may be impacted by the timing of the development and release of products by SGI. In addition, there may be unforeseen difficulties associated with adapting the Discreet Division's products to future SGI products. Moreover, although Autodesk has no reason to believe that the Discreet Division will be unable to obtain sufficient quantities of SGI workstations on a timely basis, the Discreet Division may not continue to be able to procure such workstations in sufficient quantities on a timely basis.

The Discreet Division is also dependent on SGI as the sole source for video I/O cards used in the systems. The Discreet Division generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers.

EMPLOYEES

As of January 31, 2000, Autodesk had 3,024 full-time employees. Autodesk's future success is dependant in part on the ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

ITEM 2.   PROPERTIES

Autodesk's executive offices and the principal offices for product development, domestic marketing and sales, and production are located in leased office space in northern California. Autodesk also leases office space in various locations throughout the U.S. for local sales, development and technical support personnel. Autodesk's foreign subsidiaries lease office space for their operations.

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

In March 2000, a purported class action lawsuit was filed against Autodesk and some of its officers, alleging violations of the Securities Exchange Act of 1934. The plaintiffs seek to act on behalf of purchasers of Autodesk common stock during the period between September 14, 1998 and May 4, 1999. Autodesk believes that it has meritorious defenses to the complaint and intends to vigorously defend the action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

Executive Officers of the Registrant

The following sets forth certain information as of January 31, 2000 regarding the executive officers of Autodesk:

           Name              Age                                            Position
           -----             ---                                            --------
Carol A. Bartz............    51       Chairman, President and Chief Executive Officer
Joseph H. Astroth, Ph.D..     44       Executive Vice President, GIS Solutions Division
Steve Cakebread...........    48       Senior Vice President and Chief Financial Officer
Dominic J. Gallello.......    44       Executive Vice President, Design Solutions Division
Stephen McMahon...........    58       Senior Vice President, Human Resources and Facilities
John Sanders..............    47       Vice President, Internet
Marcia K. Sterling........    56       Senior Vice President, Business Development, General Counsel, and Secretary
Godfrey R. Sullivan.......    46       Executive Vice President, Discreet Division
Michael E. Sutton.........    54       Executive Vice President, Worldwide Field Organization

     Carol A. Bartz joined Autodesk in April 1992 and serves as President, Chief Executive Officer and Chairman of the Board. Ms. Bartz is a director of Network Appliance, Inc., BEA Systems, Inc., Cadence Design Systems, Inc., Cisco Systems, Inc., and VA Linux.

     Dr. Joseph H. Astroth joined Autodesk in January 1996 and serves as Executive Vice President, GIS Solutions Division. From September 1989 through December 1995, Dr. Astroth held various positions with Graphic Data Systems Corporation including Director, Environmental Market Group, from January 1993 to June 1994, and Vice President of Product Management, Engineering, from June 1994 to December 1995.

     Steve Cakebread joined Autodesk in April 1997 and serves as Senior Vice President and Chief Financial Officer. From April 1993 through March 1997 he served as Vice President, Finance World Trade Corporation at Silicon Graphics. Mr. Cakebread held various finance and general management positions at Hewlett-Packard from January 1972 through March 1993.

     Dominic J. Gallello is currently the Executive Vice President of the Design Solutions Division. Previously, he was the Vice President of the MCAD Market Group. Mr. Gallello served as Vice President, Asia Pacific, from the time he joined Autodesk in October 1992 until July 1996.

     Stephen McMahon joined Autodesk in July 1992 and serves as Senior Vice President, Human Resources and Facilities. From July 1987 to July 1992, Mr. McMahon served as Senior Director, Human Resources, for Apple Computer, Inc.

     John Sanders was named Vice President, Internet, in October 1999. From March 1996 to October 1999 he served as Vice President of Worldwide Support & Services. Prior to joining Autodesk, Mr. Sanders spent 12 years at Apple Computer in a number of sales, support and marketing positions.

     Marcia K. Sterling joined Autodesk in October 1995 and serves as Senior Vice President, Business Development, General Counsel, and Secretary. From September 1982 to October 1995, she practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, where she was a member.

     Godfrey R. Sullivan is currently Executive Vice President of the Discreet Division. Previously, he was Vice President of the Personal Solutions Group. Mr. Sullivan served as Vice President, the Americas, since joining Autodesk in October 1992 and as Acting Vice President, AEC/FM Market Group, from February 1995 to September 1995.

     Michael E. Sutton currently serves as Executive Vice President, Worldwide Field Organization. Previously, Mr. Sutton served as Vice President, Europe/Middle East/Africa from June 1993 through September 1998.

     There is no family relationship among any of the directors or executive officers of Autodesk.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Autodesk's common stock is traded on the Nasdaq National Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years:

Fiscal 2000                        High                         Low
 First Quarter                     $43 7/8                      $24 15/16
 Second Quarter                    $30 3/16                     $23 9/16
 Third Quarter                     $26 5/8                      $17 1/8
 Fourth Quarter                    $33 15/16                    $18

Fiscal 1999                        High                         Low
 First Quarter                     $49-7/8                      $39
 Second Quarter                    $48-7/8                      $31 1/8
 Third Quarter                     $35                          $23
 Fourth Quarter                    $48-1/2                      $29


Dividends

Autodesk paid quarterly dividends of $0.06 per share in fiscal 2000 and 1999 to Autodesk shareholders. Autodesk intends to continue paying regular cash dividends on a quarterly basis.

Sale of Securities

On March 16,1999, Autodesk sold 3.0 million shares of Autodesk common stock at $41 per share for net proceeds of $117.5 million.

Stockholders

As of January 31, 2000 the approximate number of common stockholders of record was 1,192.

ITEM 6.  SELECTED FINANCIAL DATA

 (In thousands, except per share
data, percentages, and employees)        Fiscal year ended January 31,
                                           2000          1999          1998           1997          1996
                                        ------------   -----------   -----------    ---------    ------------
For the Fiscal Year
 Net revenues                            $  820,182    $  871,879    $  768,684    $   598,617   $   618,164
 Income from operations/1/                      763       142,087        94,994         65,296        84,113
 Net income/1/                                9,808        97,132        56,215         42,247        43,647

At Year End
 Total assets                               907,326       823,260       699,901        595,610       598,077
 Long-term liabilities                        5,635         6,819        33,293         34,661        32,748

Common stock data
 Basic net income per share              $      0.16   $     1.72    $     1.00    $     0.77    $     0.78
 Diluted net income per share                   0.16         1.64          0.94          0.74          0.74
 Dividends paid per share                       0.24         0.20          0.20          0.20          0.20

/1/ Fiscal 2000 results were impacted by non-recurring charges primarily related to acquisitions and a work force reduction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained herein relative to markets for Autodesk's products and trends in revenues, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and Autodesk's actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including "Risk Factors Which May Impact Future Operating Results."

Business Combination and Basis of Presentation

In March 1999, Autodesk acquired Discreet in a business combination accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations of Discreet as though it had always been a part of Autodesk. The transaction resulted in the issuance of an aggregate of approximately 10 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock.

Prior to the acquisition, Discreet's fiscal year ended on June 30. As a result of differing year-ends, Autodesk's consolidated statements of operations for the fiscal years ended January 31, 1999 and 1998 were combined with Discreet's financial statements for the twelve months ended December 31, 1998, and the fiscal year ended June 30, 1998, respectively. As such, Discreet's operating results for the period from January 1, 1998 to June 30, 1998 are duplicated in the consolidated statement of operations for the fiscal years ended January 31, 1999 and 1998. Discreet's revenues, net income, basic net income per share and diluted net income per share were $75.9 million, $9.1 million, $0.16 and $0.15, respectively, for the period January 1, 1998 through June 30, 1998.

In addition, Discreet's January 1999 results have been excluded from the consolidated statement of operations as a result of changing Discreet's year-end to January 31. In January 1999, Discreet recognized net revenues of $3.8 million and incurred a net loss of $5.0 million.


Results of Operations

Net Revenues. Autodesk's fiscal 2000 net revenues of $820.2 million decreased from $871.9 million in fiscal 1999. Increases in Asia Pacific's net revenues of 32 percent were more than offset by decreases of 15 percent and 10 percent in net revenues in the Americas and Europe, respectively. The overall decrease in net revenues was primarily due to a decline in the sales of AutoCAD and AutoCAD LT. On a stand-alone basis, sales of AutoCAD and related upgrades accounted for 37 percent and 45 percent of Autodesk's consolidated net revenues in fiscal 2000 and 1999, respectively.

The value of the U.S. dollar, relative to international currencies, did not have a significant impact on net revenues in fiscal 2000 compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for 65 percent of Autodesk's fiscal 2000 revenues compared to 59 percent in the prior fiscal year.

Autodesk's net revenues increased from $768.7 million in fiscal 1998 to $871.9 million in fiscal 1999. Revenues in the Americas and Europe increased 14 percent and 28 percent, respectively, from fiscal 1998, while net revenues in Asia Pacific decreased slightly for the same period. The increased revenues resulted primarily from increased license revenues from new and upgrade product offerings from Autodesk's market groups. On a stand-alone basis, sales of AutoCAD and related upgrades accounted for 45 percent and 52 percent of Autodesk's consolidated net revenues in fiscal 1999 and 1998, respectively. The value of the U.S. dollar, relative to international currencies, did not have a significant impact on net revenues in fiscal 1999 as compared to fiscal 1998.

Autodesk derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades and vertical products that are interoperable with AutoCAD, and expects this trend to continue. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price, competition and the availability of third-party applications, could harm Autodesk's business and consolidated results of operations. Additionally, slowdowns in any of Autodesk's geographical markets could also harm Autodesk's business and consolidated results of operations.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented 5 percent, 4 percent and 6 percent of consolidated net revenues for fiscal 2000, 1999 and 1998, respectively. Management anticipates that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of Revenues. Cost of revenues includes the purchase of disks and compact disks, cost of hardware sold (mainly workstations manufactured by Silicon Graphics, Inc.), cost of service contracts, costs associated with transferring Autodesk's software to electronic media, printing of user manuals and packaging materials, freight, royalties, amortization of purchased technology and capitalized software, and, in certain foreign markets, software protection locks.

Cost of revenues increased from 15 percent of net revenues in fiscal 1999 to 18 percent in fiscal 2000. This increase was primarily due to (1) increases in royalties; (2) amortization of capitalized software for AutoCAD 2000, which was introduced in fiscal 2000; and (3) the April 1999 acquisition of VISION* Solutions ("VISION"), which has relatively higher cost of revenues as a percentage of net revenues than other products.

Cost of revenues as a percentage of net revenues decreased to 15 percent in fiscal 1999 from 17 percent in fiscal 1998. The decrease was primarily due to lower royalties for licensed technology, a larger proportion of software as opposed to hardware sales, and the geographic distribution of sales, partially offset by an increase in the amortization of purchased technologies and capitalized software.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology and the geographic distribution of sales.

Marketing and Sales. Marketing and sales expenses include salaries, sales commissions, travel, and facility costs for Autodesk's marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions, as well as various sales and promotional programs designed for specific sales channels and end users.

Marketing and sales expenses increased from 34 percent of net revenues in fiscal 1999 to 38 percent in fiscal 2000. The increase in spending was largely due to
(1) increased advertising and promotional costs associated with the launch of several new and enhanced products introduced during fiscal 2000; (2) higher employee costs; and (3) incremental costs due to the acquisition of VISION.

Marketing and sales as a percentage of net revenues decreased slightly from 35 percent in fiscal 1998 to 34 percent in fiscal 1999. In fiscal 1998, marketing and sales expenses included costs related to the launch of AutoCAD Release 14 and other new and enhanced products.

Autodesk expects to continue to invest in marketing and sales of its products, to develop market opportunities and to promote Autodesk's competitive position. Accordingly, Autodesk expects marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, expenses associated with product translations and costs of computer equipment used in software development. Research and development costs increased from $157.1 million in fiscal 1999 to $164.0 million in fiscal 2000. The increase was primarily due to higher employee-related costs; higher costs related primarily to the Design 2000 family of products; increased costs associated with product translations; and incremental costs due to the acquisition of VISION.

Research and development costs increased from $136.8 million in fiscal 1998 to $157.1 million in fiscal 1999. The increase was primarily due to higher employee-related costs and incremental costs due to the acquisition of Genius CAD Software GmbH ("Genius") in May 1998.

Autodesk anticipates that research and development spending will increase in fiscal 2001 as a result of product development efforts by Autodesk's market groups and incremental personnel costs.

General and Administrative. General and administrative expenses include Autodesk's information systems, finance, human resources, legal and other administrative operations. As a percentage of net revenues, general and administrative expenses were 16 percent, 13 percent and 11 percent in fiscal 2000, 1999 and 1998, respectively. The increases between years were primarily due to higher (1) employee-related expenses, (2) costs incurred to ensure that Autodesk's infrastructure was year 2000 compliant, (3) consulting fees related to enhancing the information systems infrastructure, and (4) incremental costs related to acquisitions. Autodesk currently expects that in the coming year general and administrative expenses, as a percentage of net revenues, will remain relatively the same as in fiscal 2000.

Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangibles increased from $28.7 million in fiscal 1999 to $30.6 million in fiscal 2000, primarily as a result of increased amortization expense arising from the April 1999 acquisition of VISION. Amortization of goodwill and purchased intangibles increased from $22.0 million in fiscal 1998 to $28.7 million in fiscal 1999, primarily as a result of the increased amortization expense arising from the May 1998 acquisition of Genius and other acquisitions that occurred during the middle of fiscal 1998. See "Business Combinations" below for additional discussion.

Nonrecurring Charges. Nonrecurring charges in fiscal 2000 ($34.7 million) consisted primarily of Discreet and VISION acquisition-related charges and a corporate restructuring that occurred during the third quarter. As a result of the restructuring, which involved the elimination of approximately 350 positions and related office closures, Autodesk is currently realizing quarterly savings of approximately $9.0 million. These savings are expected to last through the end of fiscal 2001 and will be reflected in each on-going cost and expense line item in the consolidated statement of operations. The savings will be offset over time by costs associated with, among other things, recent acquisitions and investments in related Internet entities.

Nonrecurring charges in fiscal 1999 ($19.7 million) consisted primarily of Genius acquisition-related charges and other charges that involved the consolidation of certain development centers, write-off of purchased technologies associated with these development centers and the elimination of 87 positions in Asia Pacific. The savings resulting from these activities were offset by costs associated with new businesses.

Nonrecurring charges in fiscal 1998 ($26.8 million) consisted primarily of Softdesk, Inc. ("Softdesk"), D-Vision Systems, Inc. ("D-Vision") and other acquisition-related charges. These charges were offset by a gain on the sale of Autodesk's interest in a network technology company and the reversal of certain lease-related reserves related to Discreet's 1996 restructuring.

For additional information regarding the nonrecurring charges recorded over the past three fiscal years, see Note 10. Nonrecurring Charges in the Notes to Consolidated Financial Statements.

Litigation Accrual Reversal. In fiscal 1999, Autodesk reversed $18.6 million of accruals associated with litigation matters. Of the amount, $18.2 million related to final adjudication of a claim involving a trade-secret misappropriation brought by Vermont Microsystems, Inc.

Interest and Other Income. Interest and other income, net was $23.2 million, $17.1 million and $11.7 million in fiscal 2000, 1999 and 1998, respectively. The fiscal 1999 balance includes Autodesk's $2.7 million reversal of an interest accrual resulting from the closure of the Vermont Microsystems litigation matter, and a $1.3 million gain associated with the sale of various technical programs and intangible assets. Excluding these fiscal 1999 amounts, the increases in interest and other income, net between fiscal 2000 and 1999 and between fiscal 1999 and 1998 were largely due to increases in average cash and marketable securities balances resulting from cash provided by operating activities and common stock issuances.

Provision for Income Taxes. Autodesk's effective income tax rate, excluding the impact of nonrecurring charges, was 32.0 percent, 36.6 percent and 38.3 percent in fiscal 2000, 1999 and 1998, respectively. The effective tax rate for fiscal 2000 is less than the federal statutory rate of 35 percent due to the benefits associated with Autodesk's foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization. The fiscal 2000 rate is lower than the fiscal 1999 rate due to a relatively higher impact of these permanent items. The decrease in the effective income tax rate in fiscal 1999 compared to fiscal 1998 was due to incremental tax benefits associated with Autodesk's foreign earnings, which are taxed at rates different from the U.S. statutory rate, and a reduction in the relative impact of amortization of certain intangible assets, partially offset by a reduction of the benefit from utilization of net operating losses. No tax benefit was recorded with regard to the nonrecurring charges incurred in connection with the Discreet and VISION acquisitions.

Autodesk's U.S. income tax returns for the fiscal years ended January 31, 1992 through 1996, have been examined by the Internal Revenue Service ("IRS"). On August 27, 1997, the IRS issued a Notice for Deficiency proposing increases to the amount of Autodesk's federal income taxes for fiscal 1992 and 1993. On November 25, 1997, Autodesk filed a petition with the United States Tax Court to contest these alleged tax deficiencies. In July 1999, Autodesk made tax payments with respect to all issues addressed as part of the IRS audit. As a result, Autodesk has either resolved all matters or made prepayments with respect to remaining outstanding issues for the tax years ended January 31, 1992 through 1996. The resolution of any remaining adjustments that may ultimately result from these examinations are not expected to have a material adverse impact on Autodesk's consolidated results of operations or its financial position.


Business Combinations


In addition to the acquisition of Discreet, the following acquisitions occurred over the past three years.


VISION

On April 22, 1999, Autodesk acquired VISION, a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions. Of the $26.0 million purchase price, which was paid in cash, $3.3 million represented the value of in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during fiscal 2000. Of the remaining purchase price, $17.6 million and $2.1 million were allocated to goodwill and other intangibles, respectively.

As of the acquisition date, the IPR&D consisted of the development of two products, VISION 5.3, which was 60 percent complete at the time, and VISION Electric 2.3, which was 39 percent complete. Both projects, which were originally expected to be completed in late fiscal 2000 at an aggregate cost to complete of $1.4 million, are expected to be introduced in fiscal 2001. At January 31, 2000, the estimated cost to complete both projects was less than $0.2 million.

In valuing the developed and in-process technologies at the acquisition date, Autodesk used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from such technologies over a 4-year period. The projected financial results, which were discounted using a 20 percent rate for the developed technology and a 25 percent rate for the in-process technology, were based on expectations for VISION on a stand-alone basis and excluded any special synergistic benefits that Autodesk expected to achieve after the acquisition.

The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline. The revenue projections for the IPR&D were based on expected trends in technology and the timing of new product introductions by Autodesk.


Genius

On May 4, 1998, Autodesk entered into an agreement with Genius, a German limited liability company, to purchase various mechanical CAD software applications and technologies. Autodesk accounted for this acquisition under the purchase method of accounting. Of the total purchase price of $68.9 million, which was paid in cash, $13.1 million was allocated to IPR&D and was expensed; $12.7 million was allocated to an intangible asset, purchased technology; and $41.6 million was allocated to goodwill.

As of the acquisition date, Genius had initiated the research and development effort related to product features and functionality that currently resides in
(1) Genius AutoCAD and AutoCAD LT, (2) Genius Desktop, (3) Genius Vario and (4) Genius Modules product families. The research and development projects were in varying stages of completion, ranging from 20 percent to 45 percent complete as of the acquisition date, with total estimated costs of $1.5 million to reach technological feasibility at the time. The in-process projects were completed in fiscal 2000, at an aggregate amount approximately equal to the original estimated costs to complete.

In valuing the developed and in-process technologies, Autodesk used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from such technologies over a 5-year period. The projected financial results were discounted using a 15 percent rate for the developed technology and a 20 percent rate for the in-process technology.

The revenue projections for the developed technology, which considered historical product life cycles and anticipated product release dates, assumed a gradual decline over the 5-year period. The revenue projections for the IPR&D assumed higher than historical average sales due to the integration and expansion of Genius products into Autodesk's worldwide sales channels, particularly in North America and Asia Pacific, which historically had not contributed significant revenues to Genius.

Autodesk believed that the assumptions used in the valuations were reasonable at the time of the acquisition. Actual revenue results to date have been lower than forecasted due primarily to the reduced demand for AutoCAD-related products in fiscal 2000.


Softdesk

On March 31, 1997, Autodesk exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk, a supplier of AutoCAD-based applications software for the architecture, engineering, and construction market. Based on the value of Autodesk stock and options exchanged, the transaction, including associated costs, was valued at approximately $94.1 million.

Of the $94.1 million purchase price, $19.2 million was allocated to IPR&D and expensed in fiscal 1998; $9.2 million was allocated to an intangible asset, purchased technologies; $6.7 million was allocated to other intangible assets; and $48.0 million was allocated to goodwill.

As of the acquisition date, Softdesk had spent a significant amount of research and development effort related to the reprogramming of all its existing products to a new ARX technology (AutoCAD Runtime Extension) code base. The new ARX technology was expected to provide significant improvement in the orientation of objects in CAD products. As of the acquisition date, Softdesk had completed improvements of ARX technology in various development projects associated within the following technology categories: (1) AutoCAD Architectural/Structural, (2) AutoCAD Civil, (3) AutoCAD Imaging, (4) AutoCAD maintenance, (5) AutoCAD Productivity and (6) AutoCAD Retail.

The research and development projects were in varying stages of completion, ranging from 65 percent to 90 percent complete as of the acquisition date, with total estimated costs to complete of $1.8 million to reach technological feasibility at the time. These in-process projects were completed two years ago at an aggregate amount approximately equal to the original estimated costs to complete.

In valuing the developed and in-process technologies, Autodesk used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes over a 7-year period. The projected financial results were discounted using a 15 percent rate for the developed technology and a 20 percent rate for the in-process technology.

The revenue projections for the developed and in-process technologies were based on (1) aggregate revenue growth rates for the business as a whole, (2) individual product revenues, (3) growth rates for the CAD software market, (4) the aggregate size of the CAD software market, (5) anticipated product development and introduction schedules, (6) product sales cycles and (7) the estimated life of a product's underlying technology.

Autodesk believed that the assumptions used in the valuations were reasonable at the time of the acquisition. Actual results to date, however, have been lower than forecasted. This shortfall reflects the reduced demand for

AutoCAD-related products, competitive factors related to price, difficulties in developing robust commercial applications in the new ObjectARX environment, functionality and performance in the architecture, engineering and construction software industry, particularly in regard to localized building services applications.


Lightscape Technologies, Inc. ("Lightscape")

On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization with Lightscape, a Delaware corporation. The merger closed on December 30, 1997. As a result of the merger, Discreet acquired, among other products, the Lightscape product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase consideration of $7.6 million consisted primarily of $6.4 million of assumed liabilities.

Of the $7.6 million purchase price, $1.7 million was allocated to IPR&D and was expensed during fiscal 1998; and $4.3 million was allocated to goodwill.

As of the acquisition date, the in-process research and development project involved next generation Lightscape technology, which was 25 percent complete at the time with estimated costs to complete of $2.0 million. In valuing the in-process technology, Discreet used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from the project over a 5-year period. The projected financial results were discounted using a 40 percent rate. The development project has not yet been completed. Management is currently assessing how the technology will be integrated with the 3D Studio MAX rendering system.

The revenue projection was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Discreet and its competitors.

Discreet believed that the assumptions used in valuing the in-process technology were reasonable at the time of the acquisition. While the next generation product has been released, actual financial results have been lower than originally projected due to the following factors: (1) unanticipated delays in the integration of the Lightscape product into Discreet's corporate branding initiatives, resulting in a longer than anticipated period of reduced marketing effort; (2) slow progress in the development of a distribution channel; and (3) delays in integrating retained Lightscape personnel into Discreet's research and development and sales and marketing groups. As a result of these factors, Discreet missed market opportunities and anticipates greater uncertainty regarding future revenue levels from Lightscape products.


D-Vision

On July 15, 1997, Discreet acquired all of the outstanding shares of capital stock of D-Vision, an Illinois corporation, pursuant to a Stock Purchase Agreement. As a result of this acquisition, Discreet acquired the D-Vision ONLINE and PRO software products for nonlinear video and digital media editing solutions including related know-how and goodwill. The $27.2 million purchase price was primarily paid through a combination of 0.2 million newly issued common shares that had a value of $10.7 million, and approximately $10.8 million in cash.

Of the $27.2 million purchase price, $5.3 million was allocated to IPR&D and was expensed during fiscal 1998; $3.1 million was allocated to an intangible asset, purchased technology; and $16.7 million was allocated to goodwill.

As of the acquisition date, the in-process research and development project involved next generation D-Vision technology, which was 26 percent complete at the time with estimated costs to complete of $2.6 million. The development project was later completed and the product was released in fiscal 2000 at an aggregate amount approximately equal to the original estimated costs to complete.

In valuing the acquired D-Vision ONLINE and PRO software products and the in-process technology, Discreet used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from such technologies over a 5-year period. The projected financial results were discounted using a 20 percent rate for the developed technology and a 25 percent rate for the in-process technology.

The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline over the 5-year period. The revenue projections for the IPR&D were based on expected trends in technology and the timing of new product introductions by Discreet.

Discreet believed that the assumptions used in the valuations were reasonable at the time of the acquisition. Actual results to date have been lower than forecasted. This has been primarily due to the following factors: (1) unanticipated delays in the integration of the D-Vision product into Discreet's corporate branding initiatives, resulting in a longer than anticipated period of reduced marketing effort; (2) slow progress in resolving disputes with D-Vision's existing resellers and the development of a distribution channel; (3) following the acquisition, Discreet generated revenues solely from the sale of D-Vision software and not from the sale of software/hardware bundles (including D-Vision software and Truevision graphics boards) as originally forecasted; (4) following the acquisition, Truevision discontinued selling D-Vision software, however, the forecasts were prepared using the assumption that these sales would continue; (5) delays in the realization of synergies from fully integrated products based on the D-Vision technology due to delays in the completion and integration of this technology; and (6) delays in completing research and development projects due to changes in technological and market requirements. As a result of these factors, Discreet missed market opportunities and anticipates greater uncertainty regarding future revenue levels, than originally forecasted.

Denim Software L.L.C. ("Denim")

On June 12, 1997, Discreet acquired substantially all of the assets and assumed certain liabilities of Denim pursuant to the terms of an asset purchase agreement. The purchased assets consisted primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio and related know-how and goodwill. The aggregate purchase price of $12.2 million consisted primarily of a cash payment of $9.1 million and the assumption of $2.2 million of liabilities.

Of the $12.2 million purchase price, $2.2 million was allocated to IPR&D and was expensed in fiscal 1998; $1.5 million was allocated to an intangible asset, purchased technology; and $7.9 million was allocated to goodwill. As of the acquisition date, the in-process research and development project involved next generation Denim technology, which was 24 percent complete at the time with an estimated cost to complete the project of $1.0 million. The project was later completed and the product was released in fiscal 2000 at an aggregate amount approximately equal to the original estimated costs to complete.

In valuing the developed and in-process technologies, Discreet used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from such technologies over a 5-year period. The projected financial results were discounted using a 20 percent rate for the developed technology and a 25 percent rate for the in-process technology.

The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline over the 5-year period. The revenue projections for the IPR&D were based on expected trends in technology and the timing of new product introductions by Discreet.

Discreet believed that the assumptions used in the valuations were reasonable at the time of the acquisition. Actual results to date, however, have been lower than forecasted due to the following factors: (1) unanticipated delays in the integration of the Denim product into Discreet's corporate branding initiatives, resulting in a longer than anticipated period of reduced marketing effort; (2) slow progress in the development of a distribution channel; (3) delays in the realization of synergies from fully integrated products based on the Denim technology due to delays in the integration of this technology; and (4) delays in completing research and development projects due to changes in technological and market requirements for digital video systems. As a result of these factors, Discreet missed market opportunities and anticipates greater uncertainty regarding future revenue levels than originally forecasted.

Recently Issued Accounting Standards


Autodesk has until fiscal year 2002 to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which was issued in June 1998. This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Autodesk is currently evaluating the impact of SFAS 133 on its financial statements and related disclosures.

During the fourth quarter of fiscal 2000, the Staff of the Securities and Exchange Commission issued two Staff Accounting Bulletins, involving the accounting for restructuring charges and revenue recognition. Management believes that Autodesk's practices and policies are in compliance with the Staff Accounting Bulletins and that the impact will not have a material effect on Autodesk's financial position or results of operations.


Liquidity and Capital Resources

Cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds, tax-advantaged money market instruments and U.S. Treasury bills, totaled $540.9 million at January 31, 2000, compared to $428.0 million at January 31, 1999. The $112.9 million increase was due primarily to cash generated from operations ($103.3 million) and cash proceeds from the issuance of common stock ($165.2 million). This increase was partially offset by cash used to acquire VISION ($26.0 million), to repurchase shares of Autodesk's common stock under a program announced in November, 1999 ($90.1 million), to purchase fixed and other assets ($14.9 million), and to pay dividends ($14.6 million).

In November 1999, management announced a plan to repurchase up to 8.0 million shares of Autodesk's common stock. The primary purpose of the stock repurchase program was to help offset the dilution to earnings per share caused by the issuance of stock under Autodesk's employee stock plans. By January 31, 2000, Autodesk repurchased and retired 2.9 million shares, which were acquired in the open market. In addition, during the fourth quarter of fiscal 2000, Autodesk entered into a series of equity collar (option) contracts with a financial institution with respect to 1.8 million shares of its common stock. The options, which expire between June and December 2000, give Autodesk a choice of physical, cash and net-share settlement methods.

In March 2000, management announced another plan to repurchase up to an additional 8.0 million shares of Autodesk's common stock.

In April 2000, Autodesk invested $17.5 million in a related company, Buzzsaw.com, Inc. Autodesk is accounting for this investment under the equity method of accounting. The impact of Buzzsaw.com's losses in fiscal 2000 was immaterial.

Autodesk has a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time to facilitate short-term cash flow. At January 31, 2000, there were no borrowings outstanding under this agreement, which expires in January, 2001.

Additionally, Autodesk has a revolving demand line of credit with a bank, under which it may borrow up to Cdn$5.0 million ($3.5 million at January 31, 2000). The amount available under the revolving line of credit was reduced by letters of guarantee totaling Cdn$0.3 million ($0.2 million at January 31, 2000).

Principal commitments at January 31, 2000, consisted of obligations under operating leases for facilities.

Longer-term cash requirements, other than normal operating expenses, are anticipated for development of new software products including the incremental product offerings resulting from the acquisitions of Discreet, Genius, and VISION and enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; and the acquisition of businesses, software products, or technologies complementary to Autodesk's business. Autodesk believes that its existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy its currently anticipated short-term and longer-term cash requirements.

Risk Factors Which May Impact Future Operating Results

Autodesk operates in a rapidly changing environment that involves a number of risks, many of which are beyond its control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

Fluctuations in quarterly operating results. From time to time, Autodesk experiences fluctuations in its quarterly operations as a result of, among other things, the timing of the introduction of new products by Autodesk or its competitors, increases in personnel, marketing or operating expenses, changes in product pricing or product mix, delays in product, competitive factors and general economic conditions. During fiscal 2000, Autodesk experienced reduced sales which Autodesk believes may be attributable to a slowdown of customer purchases in response to product transition issues relating to the introduction of AutoCAD 2000 before introduction of current versions of products such as Mechanical Desktop 4.0 and AutoCAD LT 2000, and to general concerns about Year 2000 problems, in particular diversion of software budgets to Year 2000 testing.

In addition, Autodesk has in the past experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, Autodesk's operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Within Discreet, a limited number of system sales may account for a substantial percentage of Discreet's quarterly revenue because of the high average sales price of products and the timing of purchase orders. Historically, Discreet has generally experienced greater revenues during the period following the completion of the National Association of Broadcasters trade show, which typically is held in April. In addition, the timing of revenue is influenced by other factors, including the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes in customer buying patterns in response to platform changes and changes in product development, and sales and marketing expenditures.

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

Product Concentration. Autodesk derives a substantial portion of its revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including product life cycle, market acceptance, product performance and reliability, reputation, price, competition and the availability of third-party applications, would likely harm Autodesk's business.

Competition. The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins and loss of market share, any of which could harm Autodesk's business, consolidated results of operations and financial condition. The design software market in particular is characterized by vigorous competition in each of the vertical markets in which Autodesk and its individual market groups compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. Certain of the competitors of Autodesk have greater financial, technical, sales and marketing and other resources than Autodesk.

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

Product Development and Introduction. The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by Autodesk are internally complex, and despite extensive testing and quality control, may contain errors or defects. Defects or errors may occur in future releases of AutoCAD or other software products offered by Autodesk. These defects or errors could result in corrective releases to Autodesk's software products, damage to Autodesk's reputation, loss of revenues, an increase in product returns or lack of market acceptance of its products, any of which could harm Autodesk's business.

Autodesk believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training. Delays or difficulties may result in the delay or cancellation of planned development projects and could harm Autodesk's business. Further, increased competition in the market for design, drafting, mapping, or multimedia software products could also have a negative impact on Autodesk's business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products and AutoCAD upgrades, which historically have had lower margins, grow at a faster rate than Autodesk's higher-margin products.

The success of the Discreet Segment will depend in part upon Autodesk's ability to enhance Discreet's existing systems and software and to develop and introduce new products and features that meet changing customer requirements and emerging industry standards on a timely basis. To date, Discreet's products have been purchased primarily by creative professionals for use in production and postproduction in the film and video industries and computer gaming. In order for the Discreet Segment to achieve sustained growth, the market for Discreet's product offerings must continue to develop, and Autodesk must expand this market to include additional applications within the film and video industries, broadcast, games and the Internet, and develop new products for use in related markets. While Autodesk believes that the market recognition that Discreet achieved through sales of flame*, smoke*, flint*, frost*, inferno*, and fire* systems to creative professionals will facilitate Autodesk's marketing efforts in new markets, the Discreet Segment may not be able to successfully develop and market systems and software for other markets, and, even if it does so, such systems and software may not be accepted at a rate, and in levels, sufficient to maintain growth. Further, the distribution channels, technical requirements, and levels and bases of competition in other markets are different than those in Discreet's current market, so Discreet may not be able to compete favorably in those markets.

Some of Autodesk's historical product development activities have been performed by independent firms and contractors, while other technologies are licensed from third parties. Autodesk generally either owns or licenses the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who have developed products for Autodesk in the past, may not be able to provide development support to Autodesk in the future. Similarly, Autodesk may not be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could harm Autodesk's business.

Autodesk's business strategy has historically depended in large part on its relationships with third-party developers, who provide products that expand the functionality of Autodesk's design software. Some developers may elect to support other products or otherwise experience disruption in product development and delivery cycles. This disruption in particular markets could negatively impact these third-party developers and end users, which could harm Autodesk's business. Further, increased merger and acquisition activity currently experienced in the technology industry could affect relationships with other third-party developers and thus harm operating results.

International Operations. Autodesk anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in Autodesk's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles for accounts receivable; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where Autodesk does business. Autodesk's risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as a part of its ongoing business operations. Autodesk does not enter into derivative contracts for the purpose of trading or speculative transactions. Autodesk's international results may also be impacted by general economic and political conditions in these foreign markets. These and other factors may adversely impact Autodesk's future international operations and consequently on Autodesk's business as a whole.

Dependence on Distribution Channels. Autodesk sells its software products primarily to distributors and value-added resellers, or VARs. Autodesk's ability to effectively distribute products depends in part upon the financial and business condition of its VAR network. Although Autodesk has not recently experienced any material problems with the financial viability of its VAR network, computer software resellers and distributors are typically not highly capitalized, have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, Autodesk's VAR network may be impacted in the future by the changing distribution models resulting from the Internet. While no single customer accounted for more than 10 percent of Autodesk's consolidated net revenues in fiscal 2000, 1999 or 1998, the loss of or a significant reduction in business with any one of Autodesk's major international distributors or large U.S. resellers could harm Autodesk's business.

Product Returns. With the exception of various European distributors, agreements with Autodesk's VARs do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. Management anticipates that product returns in future periods will continue to be impacted by product update cycles, new product releases and software quality.

Autodesk establishes reserves, including reserves for stock balancing and product rotation, based on estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions and other factors. While Autodesk maintains strict measures to monitor channel inventories and to provide appropriate reserves, actual product returns may differ from its reserve estimates, and such differences could harm Autodesk's business.

Intellectual Property. Autodesk relies on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite such efforts to protect its proprietary rights, unauthorized parties from time to time have copied aspects of Autodesk's software products or have obtained and used information that Autodesk regards as proprietary. Policing unauthorized use of Autodesk's software products is time-consuming and costly. While Autodesk has received some revenues resulting from the unauthorized use of its software products, it is unable to measure the extent to which piracy of its software products exists, and software piracy can be expected to be a persistent problem. Autodesk's means of protecting its proprietary rights may not be adequate, and its competitors may independently develop similar technology. Autodesk expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in its industry segments grows and as the functionality of products in different industry segments overlaps. Infringement or invalidity claims (or claims for indemnification resulting from infringement claims) may be asserted against Autodesk, and any such assertions could harm its business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require Autodesk to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm Autodesk's business.

Autodesk also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which could harm Autodesk's business.

Attraction and Retention of Employees. Autodesk's continued growth and success depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. Autodesk's ability to attract and retain employees is dependent on a number of factors including its continued ability to grant stock incentive awards. The growth of well-financed Internet start-up companies, particularly in the San Francisco Bay Area, may negatively impact Autodesk's ability to recruit new personnel or retain existing personnel. The loss of key employees or inability to recruit new employees would negatively impact Autodesk's business. In addition, Autodesk may experience increased compensation costs to attract and retain skilled personnel.

Impact of Year 2000. Prior to January 1, 2000, Autodesk completed its remediation and testing of systems for Year 2000 readiness. As a result of those planning and implementation efforts, Autodesk experienced no significant disruptions in mission critical information technology or other systems and believes those systems successfully responded to the Year 2000 date change. Autodesk expensed $1.3 million during fiscal 2000 in connection with remediating its systems.

Single European Currency. Autodesk is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period ending January 1, 2002. Autodesk will continue to modify the internal systems that will be affected by this conversion during fiscal 2001, and does not expect the costs of further system modifications to be material. Autodesk may not be able to complete such modifications to comply with Euro requirements, which could harm Autodesk's business. Autodesk is currently evaluating the impact of the introduction of the Euro on its foreign exchange activities, functional currency designations, and pricing strategies in the new economic environment. In addition Autodesk faces risks to the extent that banks and vendors upon whom Autodesk relies and their suppliers are unable to make appropriate modifications to support Autodesk's operations with respect to Euro transactions. While Autodesk may continue to evaluate the impact of the Euro, management does not believe its introduction will harm Autodesk's business.

Risks Associated with Acquisitions and Investments. Autodesk periodically acquires or invests in businesses, software products and technologies that are complementary to Autodesk's business through strategic alliances, debt and equity investments, and the like. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, and the diversion of management's time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. Autodesk may not be successful in overcoming such risks and such investments and acquisitions may negatively impact Autodesk's business. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions, any of which could negatively impact results of operations for a given period or cause lack of linearity quarter to quarter in Autodesk's operating results and financial condition.

Autodesk acquired Discreet with the expectation that the acquisition would result in beneficial synergies. The failure to achieve such synergies would likely harm Autodesk's business. The future financial performance of the Discreet division will depend in part on the successful development, introduction, and customer acceptance of existing and new or enhanced products. In addition, for Discreet to achieve sustained growth, the market for its systems and software must continue to develop, and Autodesk must expand this market to include additional applications within the film and video industries and Internet-related businesses and develop or acquire new products for use in related markets. Autodesk may not be successful in marketing its existing or new or enhanced products. In addition, as Autodesk enters new markets, distribution channels, technical requirements and competition may be different from those in Autodesk's current markets, and Autodesk may not be able to compete favorably.

Autodesk periodically makes investments in related Internet entities, such as Buzzsaw.com, Inc., which typically do not expect to earn significant revenues in the initial period of operations and which incur considerable start-up costs. Such investments may negatively impact Autodesk's results of operations and financial condition.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Foreign currency exchange risk
Autodesk's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Autodesk's risk management strategy utilizes forward foreign exchange contracts to manage its exposures of underlying assets, liabilities, and other obligations which exist as part of its ongoing business operations. Contracts are primarily denominated in Euro dollars, Swiss francs, Canadian dollars, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for speculative purposes.

A sensitivity analysis was performed on Autodesk's hedging portfolio as of January 31, 2000. This analysis indicated that a hypothetical 10 percent appreciation of the U.S. dollar from January 31, 2000 market rates would increase the fair value of Autodesk's forward contracts by $3.8 million. Conversely, a hypothetical 10 percent depreciation of the dollar from January 31, 2000 market rates would decrease the fair value of Autodesk's forward contracts by $3.8 million. Autodesk does not anticipate any material adverse impact to its consolidated financial position, results of operations or cash flows as a result of these forward foreign exchange contracts.

Interest rate sensitivity
Autodesk had an investment portfolio of fixed income securities, including those classified as security deposits, of $432.2 million at January 31, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

A sensitivity analysis was performed on Autodesk's investment portfolio as of January 31, 2000. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points over 6-month and 12-month time horizons. For the 6-month time horizon the market value changes for a 50, 100, or 150 basis point increase were ($1.9) million, ($4.1) million and ($6.2) million, respectively. For the 12-month time horizon the market value changes for a 50, 100 or 150 basis point increase were ($1.6) million, ($3.3) million and ($5.0) million, respectively

Autodesk does not use derivative financial instruments in its investment portfolio to manage interest rate risk. Autodesk places its investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                AUTODESK, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                              Fiscal year ended January 31,

                                       -----------------------------------------
                                          2000             1999          1998
                                       ----------     ----------     -----------

Net revenues                             $820,182     $ 871,879      $ 768,684
                                       ----------    -----------     ---------

Costs and expenses:

    Cost of revenues                      143,871       134,247        133,371

    Marketing and sales                   312,124       295,890        271,428

    Research and development              163,985       157,080        136,816

    General and administrative            134,066       112,770         83,713

    Amortization of goodwill and
      purchased intangibles                30,625        28,716         21,957

    Nonrecurring charges                   34,748        19,694         26,810

    Litigation accrual reversal                --       (18,605)          (405)
                                       ----------    ----------     ----------

                                          819,419       729,792        673,690
                                       ----------    ----------     ----------

Income from operations                        763       142,087         94,994

Interest and other income, net             23,157        17,134         11,710
                                       ----------    ----------     ----------

Income before income taxes                 23,920       159,221        106,704

Provision for income taxes                 14,112        62,089         50,489
                                       ----------    ----------     ----------

Net income                              $   9,808     $  97,132      $  56,215
                                       ==========    ==========     ==========

Basic net income per share             $     0.16    $     1.72     $     1.00
                                       ==========    ==========     ==========

Diluted net income per share           $     0.16    $     1.64     $     0.94
                                       ==========    ==========     ==========

Shares used in computing basic net
  income per share                         60,328        56,394         56,340
                                       ==========    ==========     ==========

Shares used in computing diluted net
  income per share                         61,406        59,141         60,022
                                       ==========    ==========     ==========



                             See accompanying notes.

                                AUTODESK, INC.
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (in thousands)

                                                                    January 31, 2000      January 31, 1999
                                                                    ----------------      ----------------
Current assets:

    Cash and cash equivalents                                         $       108,641         $     258,941

    Marketable securities                                                     250,290               102,756

    Accounts receivable, net of allowance for doubtful                        110,839
    accounts of $10,652 ($10,642 in 1999)                                                           114,901

    Inventories                                                                19,264                23,169

    Deferred income taxes                                                      27,670                20,323

    Prepaid expenses and other current assets                                  28,555                24,325
                                                                      ---------------         -------------

        Total current assets                                                  545,259               544,415
                                                                      ---------------         -------------

Marketable securities                                                         181,992                66,265

Computer equipment, furniture and leasehold improvements, at cost:

    Computer equipment and furniture                                          142,528               140,513

    Leasehold improvements                                                     22,723                24,767

    Less accumulated depreciation                                            (123,367)             (116,625)
                                                                      ----------------        -------------

        Net computer equipment, furniture and leasehold
          improvements                                                         41,884                48,655

Purchased technologies and capitalized software, net of
 accumulated amortization of $68,620 ($48,961 in 1999)                         29,029                40,630

Goodwill, net                                                                  75,489                85,546

Deferred income taxes                                                          27,818                12,147

Other assets                                                                    5,855                25,602
                                                                      ---------------         -------------

                                                                      $       907,326         $     823,260
                                                                      ===============         =============

                               See accompanying notes.

                                AUTODESK, INC.
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                                   January 31, 2000     January 31, 1999
                                                                   ----------------     ----------------
Current liabilities:

    Accounts payable                                               $     45,310         $       49,053

    Accrued compensation                                                 50,448                 49,592

    Accrued income taxes                                                 88,006                 96,731

    Deferred revenues                                                    33,604                 24,833

    Other accrued liabilities                                            82,024                 58,905
                                                                   ------------         --------------

        Total current liabilities                                       299,392                279,114
                                                                   ------------         --------------

Deferred income taxes                                                     4,380                  3,333

Other liabilities                                                         1,255                  3,486

Commitments and contingencies

Stockholders' equity:

    Common stock, $0.01 par value; 250,000 shares
    authorized; 59,241 and 57,221 shares outstanding at
    January 31, 2000 and 1999, respectively                             561,814                470,801

    Accumulated other comprehensive loss                                (14,822)               (14,132)

    Deferred compensation                                                (1,338)                  (551)

    Retained earnings                                                    56,645                 81,209
                                                                   -------------        --------------

        Total stockholders' equity                                      602,299                537,327
                                                                   -------------        --------------

                                                                   $    907,326         $      823,260
                                                                   =============        ==============

                            See accompanying notes.

                                AUTODESK, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                    Fiscal year ended January 31,

                                                                             -----------------------------------------------
                                                                                 2000              1999              1998
                                                                              -----------    --------------    -------------

    Operating activities
    Net income                                                                $    9,808         $ 97,132       $     56,215

    Adjustments to reconcile net income to net cash provided by operating activities:

    Charge for acquired in-process research and development                        4,170           13,100             29,102

    Depreciation and amortization                                                 79,748           80,782             66,331

    Litigation and related interest accrual reversal                                  --          (20,900)                --

    Reversal of restructuring reserve, net                                        (1,630)          (1,504)            (1,504)

    Net gain on disposition of business unit                                          --           (1,307)                --

    Net gain on sale of investment                                                    --           (2,500)            (2,500)

    Loss on investment                                                             4,776               --                 --

    Write-off of assets for restructuring                                             --               --                610

    Net loss on fixed asset disposals                                              5,894            4,032                 --

    Changes in operating assets and liabilities, net of business combinations:

         Settlement of class action litigation                                        --               --            (10,800)

         Insurance proceeds related to class action litigation                        --               --              3,459

         Accounts receivable                                                       4,985          (24,486)             4,503

         Inventories                                                               1,980             (872)             3,913

         Deferred income taxes                                                   (21,264)          11,940             (7,177)

         Prepaid expenses and other current assets                                (4,167)          (4,604)             1,266

         Accounts payable and accrued liabilities                                 27,403            7,181             25,888

         Accrued income taxes                                                     (8,418)          14,559              6,413
                                                                                --------        ---------          ---------
    Net cash provided by operating activities                                    103,285          172,533            175,719
                                                                                --------        ---------          ---------

                                AUTODESK, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                (in thousands)

                                                                              2000              1999              1998
                                                                         ------------        -----------     -------------
    Investing activities

    Purchases of available-for-sale marketable securities                    (3,791,568)         (838,591)        (1,102,015)

    Maturities of available-for-sale marketable securities                    3,528,305           874,800          1,126,174

    Business combinations, net of cash acquired                                 (26,596)          (69,279)           (16,108)

    Capital and other expenditures                                              (14,932)          (42,809)           (24,538)

    Proceeds from disposition of fixed assets                                     5,587             2,719                818

    Proceeds from disposition of business unit                                        -             5,137                  -

    Proceeds from sale of investment                                                  -             2,500              2,500

    Purchases of software technologies and capitalization of
    software development costs                                                   (5,150)           (5,979)           (19,833)

    Acquisition of other assets                                                       -            (7,537)                 -
                                                                         ---------------    -------------      --------------

    Net cash used in investing activities                                      (304,354)          (79,039)           (33,002)
                                                                         ---------------    -------------      --------------

    Financing activities

    Proceeds from issuance of common stock, net of issuance costs               165,222           106,431             95,247

    Repurchase of common stock                                                  (90,072)          (48,866)          (174,907)

    Dividends paid                                                              (14,581)          (11,722)           (11,290)

    (Decrease) increase in credit line                                           (1,921)            2,643              2,713

    Notes payable and borrowings (repayments)                                      (704)            1,828                  -
                                                                         ---------------    -------------      -------------

    Net cash provided by (used in) financing activities                          57,944            50,314            (88,237)
                                                                         ---------------    -------------      -------------


    Effect of exchange rate changes on cash and cash equivalents                 (7,495)            6,375            (8,414)

    Adjustment to conform fiscal year of Discreet Logic                             320           (33,810)                -
                                                                         ---------------    -------------      ------------

    Net increase (decrease) in cash and cash equivalents                       (150,300)          116,393            46,066

    Cash and cash equivalents at beginning of year                              258,941           142,548            96,482
                                                                         ---------------    -------------      ------------

    Cash and cash equivalents at end of period                                $ 108,641         $ 258,941       $   142,548
                                                                         ===============    =============      ============


    Supplemental noncash information:

    Common stock received in relation to the equity collar                    $       -         $   4,265       $         -
                                                                         ===============    =============      =============

    Common stock issued in connection with the acquisition of
    Softdesk                                                                  $       -         $       -       $    92,021
                                                                         ===============    =============      =============

                             See accompanying notes.

                                AUTODESK, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                Accumulated
                                             Common stock                          other                                  Total
                                         ---------------------
                                                               Comprehensive    comprehensive  Deferred    Retained    stockholders'
                                          Shares     Amount        income          income    compensation  earnings      equity
                                         ---------  ---------- ---------------  -------------------------------------  ------------
Balances, January 31, 1997                54,387     $ 228,167                   $ (10,663)      $ (674)     $ 71,165   $ 287,995
Common shares issued under stock
option and stock purchase plans            2,889        65,490                                                             65,490
Tax effect of stock options                             16,230                                                             16,230
Grant of compensatory stock options                        836                                     (836)
Compensation expense related to
stock options                                                                                       603                       603
Reclassification of put warrants                         9,870                                                 54,630      64,500
Shares issued in connection with
acquisitions                               3,083       102,670                                                            102,670
Shares issued to Intel,
net-Discreet Logic                           213        13,527                                                             13,527
Comprehensive income:
Net income                                                       $56,215                                       56,215      56,215
Other comprehensive loss, net
of tax:
   Unrealized gains on available-
   for-sale securities, net of                                       362                                                      362
   reclassification adjustments
   Foreign currency translation
   adjustment                                                     (9,801)                                                  (9,801)
                                                                --------
   Other comprehensive loss                                       (9,439)           (9,439)
                                                                --------
   Comprehensive income                                         $ 46,776
 Dividends paid                                                                                               (11,290)    (11,290)
 Repurchase of common shares              (5,333)      (29,726)                                              (145,181)   (174,907)
                                         -------    ----------                  -------------------------------------  ----------

 Balances, January 31, 1998               55,239       407,064                     (20,102)        (907)       25,539     411,594
 Common shares issued under stock          3,224        76,550                                                             76,550
 option and stock purchase plans
 Tax effect of stock options                            15,469                                                             15,469
 Cancellation of compensatory
 stock options                                             (25)                                      25
 Compensation expense related to
 stock options                                                                                      331                       331
 Comprehensive income:
 Net income                                                      $97,132                                       97,132      97,132
 Other comprehensive income, net
 of tax:
   Unrealized gains on available-
   for-sale securities, net of                                       198                                                      198
   reclassification adjustments
   Foreign currency translation
   adjustment                                                      5,772                                                    5,772
                                                               ---------
   Other comprehensive income                                      5,970             5,970
                                                               ---------
   Comprehensive income                                        $ 103,102
 Adjustment to conform fiscal
 year of Discreet Logic                                                                                        (9,131)     (9,131)
 Dividends paid                                                                                               (11,722)    (11,722)
 Repurchase of common shares              (1,242)      (28,257)                                               (20,609)    (48,866)
                                         -------    ----------                  -------------------------------------  ----------

 Balances, January 31, 1999               57,221       470,801                     (14,132)        (551)       81,209     537,327

                                AUTODESK, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                                (In thousands)

                                                                               Accumulated
                                            Common stock                          other                                  Total
                                        ---------------------
                                                              Comprehensive    comprehensive  Deferred    Retained    stockholders'
                                         Shares     Amount        income          income    compensation  earnings      equity
                                        ---------- ---------- ---------------  -------------------------------------  ------------
Balances, January 31, 1999               57,221     $ 470,801                   $ (14,132)      $ (551)     $ 81,209   $ 537,327
Common shares issued under stock
option and stock purchase plans           1,915        42,819                                                             42,819
Tax effect of stock options                             4,642                                                              4,642
Shares issued                             3,000       117,467                                                            117,467
Compensation expense related to
stock options                                           1,400                                     (787)                      613
Comprehensive income:
Net income                                                        9,808                                        9,808       9,808
Other comprehensive income, net
of tax:
   Unrealized gains on
   available-for-sale securities,
   net of reclassification adjustments                           (2,145)
   Foreign currency translation
   adjustment                                                     1,455
                                                              ---------
   Other comprehensive income                                      (690)             (690)                                  (690)
                                                              ---------
   Comprehensive income                                         $ 9,118
Adjustment to conform fiscal year
of Discreet Logic                                                                                             (5,034)     (5,034)
Dividends paid                                                                                               (14,581)    (14,581)
Repurchase of common shares              (2,895)      (75,315)                                               (14,757)    (90,072)
                                        -------    ----------                  -------------------------------------  ----------
Balances, January 31, 2000               59,241     $ 561,814                   $ (14,822)    $ (1,338)     $ 56,645   $ 602,299
                                        =======    ==========                  =====================================  ==========

                            See accompanying notes.

                                AUTODESK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               January 31, 2000


Note 1. Autodesk and Summary of Significant Accounting Policies

Autodesk and Basis of Presentation

Autodesk, Inc. ("Autodesk") is the world's leading supplier of PC and web design software and digital content creation tools.

On March 16, 1999, Autodesk acquired Discreet Logic Inc. ("Discreet") by issuing approximately 10.0 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock. Discreet develops, assembles, markets and supports nonlinear digital systems and software for creating, editing and compositing imagery for film, video and HDTV.

Autodesk accounted for this acquisition under the pooling of interests method. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though Discreet had always been part of Autodesk. Separate results of the combined entities for the three months ended April 30, 1999 and the fiscal years ended January 31, 1999 and 1998 are as follows:

     (In millions)

                                          Three months
                                              ended
                                         April 30, 1999
                                          (unaudited)         1999            1998
                                          -----------         ----            ----
     Net revenues:
          Autodesk                         $  170.0        $  740.2       $  617.1
          Discreet                             24.9           131.7          151.6
                                           --------        --------       --------
                                           $  194.9        $  871.9       $  768.7
                                           ========        ========       ========

     Net income (loss):
          Autodesk                         $   (7.3)       $   90.6       $   45.2
          Discreet                             (9.8)            6.5           11.0
                                           --------        --------       --------
                                           $  (17.1)       $   97.1       $   56.2
                                           ========        ========       ========

Prior to the acquisition, Discreet's fiscal year ended on June 30. As a result of differing year-ends, Autodesk's consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended January 31, 1999 and 1998 were combined with Discreet's financial statements for the twelve months ended December 31, 1998 and the fiscal year ended June 30, 1998, respectively. As such, Discreet's operating results for the period from January 1, 1998 to June 30, 1998 were duplicated in the accompanying consolidated statement of operations for the year ended January 31, 1999 and 1998. Discreet's net revenues and net income for this six-month period were $75.9 million and $9.1 million, respectively. The net income was recorded as an adjustment to retained earnings during fiscal 1999.

Additionally, Discreet's January 1999 results have been excluded from the accompanying statements of operations as a result of changing Discreet's year-end to January 31. In January 1999, Discreet recognized net revenues of $3.8 million and incurred a net loss of $5.0 million. The loss was recorded as an adjustment to retained earnings during fiscal 2000.

On April 22, 1999, in an acquisition accounted for under the purchase method of accounting, Autodesk acquired VISION* Solutions ("VISION") from MCI Systemhouse Corporation, a subsidiary of MCI WorldCom Inc. Accordingly, VISION's operating results, which are not material in relation to those of Autodesk, have been included in Autodesk's consolidated financial statements since the date of acquisition.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the fiscal 1999 and 1998 consolidated financial statements to conform to the fiscal 2000 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Autodesk's consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are reflected as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in interest and other income.

Forward Foreign Exchange Contracts ("Forwards")

Autodesk hedges a portion of its exposure in certain receivables and payables denominated in foreign currencies using forwards in European and Asian currencies. Gains and losses associated with exchange rate fluctuations on forwards are recorded in interest and other income and offset corresponding gains and losses on the assets and liabilities being hedged. The costs of forwards are amortized on a straight-line basis over the life of the contract as interest and other income.

Cash and Cash Equivalents

Autodesk considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Marketable Securities

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted are classified as current assets.

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Autodesk has classified all of its marketable securities as available-for-sale and carries such securities at fair value, with unrealized gains and losses, net of tax, reported in stockholders' equity until disposition.

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

Autodesk's accounts receivable are derived from software sales to a large number of resellers and distributors in the Americas, Europe and the Asia Pacific region. Autodesk performs ongoing evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. No single customer accounted for more than 10 percent of consolidated net revenues in fiscal 2000, 1999 or 1998.

Inventories

Inventories, consisting principally of disks, compact disks (CDs), user manuals and hardware purchased for resale are stated at the lower of cost (determined on the first-in, first-out method) or market.

Computer Equipment, Furniture and Leasehold Improvements

Computer equipment and furniture are depreciated using the straight-line and declining balance methods over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $30.2 million, $33.0 million and $29.9 million, in fiscal 2000, 1999 and 1998, respectively.

Purchased Technologies and Capitalized Software

Costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, production costs (programming and testing) are capitalized. Certain acquired software-technology rights are also capitalized. Capitalized software costs are amortized ratably, as revenues are recognized, but not less than on a straight-line basis over two- to seven-year periods. Amortization expense, which is included as a component of cost of revenues, was $18.9 million, $19.1 million and $14.4 million in fiscal 2000, 1999 and 1998, respectively. The actual lives of Autodesk's purchased technologies or capitalized software may differ from management's estimates, and such differences could cause carrying amounts of these assets to be reduced materially.

Other Intangible Assets

Amortization of purchased intangibles and goodwill is provided on a straight-line basis over the respective useful lives of the assets, which range from three to ten years. Accumulated amortization was $91.9 million, $60.9 million and $39.6 million in fiscal 2000, 1999 and 1998, respectively.

As circumstances dictate, Autodesk assesses the recoverability of its other intangible assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

Employee Stock Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Autodesk measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS 123, Autodesk has provided in Note 8 the pro forma disclosures of the effect on net income and earnings per share if SFAS 123 had been applied in measuring compensation expense for all periods presented.

Revenue Recognition

Autodesk's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4 ("SOP 98-4"). Revenue from software licenses and the related hardware and peripherals is recognized at the time of shipment, provided that no significant vendor obligations exist and collection of the resulting receivable is deemed probable. Revenues related to customer consulting and training are recognized as the services are performed. Revenue from post contract customer support and other related services is recognized ratably as the obligations are fulfilled, or when the related services are performed.

With the exception of certain European distributors, agreements with Autodesk's value-added resellers ("VARs") do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles.

Autodesk establishes allowances for product returns, including allowances for stock balancing and product rotation, based on estimated future returns of product and after taking into consideration channel inventory levels at its resellers, the timing of new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable. While Autodesk maintains strict measures to monitor channel inventories and to provide appropriate allowances, actual product returns may differ from Autodesk's estimates, and such differences could be material to the consolidated financial statements.

Advertising Expenses

Advertising costs are expensed the first time the advertising takes place. Total advertising expenses incurred were $18.3 million, $13.1 million and $14.4 million during fiscal 2000, 1999 and 1998, respectively.

Recently Issued Accounting Standards

Autodesk has until fiscal year 2002 to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was issued in June 1998. This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Autodesk is currently evaluating the impact of SFAS 133 on its financial statements and related disclosures.

During the fourth quarter of fiscal 2000, the Staff of the Securities and Exchange Commission issued two Staff Accounting Bulletins, involving the accounting for restructuring charges and revenue recognition. Management believes that Autodesk's practices and policies are in compliance with the Staff Accounting Bulletins and that the impact will not have a material impact on Autodesk's financial position or results of operations.


Note 2. Net Income Per Share

Basic net income per share is calculated using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the dilutive common stock equivalents outstanding during the period. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

        (In thousands)                                                                  Year ended January 31,
                                                                                        ----------------------

                                                                                   2000           1999           1998
                                                                                   ----           ----           ----
        Numerator:
        Numerator for basic and diluted net income per share--net income          $ 9,808       $ 97,132       $ 56,215
                                                                                  =======       ========       ========

        Denominator:
        Denominator for basic net income per share--weighted average
        shares                                                                     60,328         56,394         56,340

        Effect of dilutive common stock options                                     1,078          2,747          3,682
                                                                                  -------       --------        -------

        Denominator for diluted net income per share                               61,406         59,141         60,022
                                                                                  =======       ========        =======

For fiscal 2000, 1999 and 1998, options to purchase 8.3 million, 3.2 million and
1.9 million shares, respectively, have been excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods, and, therefore were anti-dilutive.

Note 3. Financial Instruments

Fair Values of Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk's financial instruments are as follows:

             (In thousands)                        January 31, 2000                    January 31, 1999
                                                   ----------------                    ----------------
                                                 Cost          Fair value          Cost            Fair value
                                            --------------   --------------   ---------------    ---------------
   Cash and cash equivalents                $      108,641   $      108,641   $       258,941    $       258,941

   Marketable securities                           434,296          432,282           167,846            169,021

   Forward foreign currency contracts                    8                8               (80)               (80)

Forwards

Autodesk utilizes forwards to reduce its foreign exchange rate risk. The forwards, which have average maturities of 60 days or less, are used to hedge material foreign currency denominated receivables and payables. They are not used for trading or speculative purposes. Forwards are marked-to-market at the end of each period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

The notional amounts of foreign currency contracts were $37.6 million and $31.2 million at January 31, 2000 and 1999, respectively. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations under the agreements exceed the obligations of Autodesk to the counterparties. Gains resulting from foreign currency transactions were not material in fiscal 2000, 1999 and 1998.

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2000 and 1999:

 (In thousands)                 January 31, 2000
                                ----------------
                                Cost                  Gross unrealized       Gross unrealized       Estimated fair
                                ----                  ----------------       ----------------       --------------
                                                      gains                  losses                 value
                                                      -----                  ------                 -----
 Short-term:
    Municipal Bonds             $       138,084       $            87        $           (3)        $       138,168
    Preferred Stock                      37,200                    --                     --                 37,200
    Money Market                         60,945                    --                     --                 60,945
    Agency
    Securities                           13,996                    --                   (19)                 13,977
                                ---------------       ---------------        ---------------        ---------------
                                        250,225                    87                   (22)                250,290
                                ---------------       ---------------        ---------------        ---------------
 Long-term:
    Municipal Bonds                     165,663                    --                (1,997)                163,666
    Treasury Notes                        7,991                    --                     --                  7,991
    Corporate Bonds                       1,500                    --                     --                  1,500
    Asset Backed
    Securities                            2,003                    --                     --                  2,003
    Agency
    Securities                            6,914                    --                   (82)                  6,832
                                ---------------       ---------------        ---------------        ---------------
                                        184,071                    --                (2,079)                181,992
                                ---------------       ---------------        ---------------        ---------------

                                $       434,296       $            87        $       (2,101)        $       432,282
                                ===============       ===============        ===============        ===============

 (In thousands)                 January 31, 1999
                                ----------------
                                Cost                  Gross unrealized       Gross unrealized
                                ----                  ----------------       ----------------
                                                      gains                  losses                 Estimated fair value
                                                      -----                  ------                 --------------------
Short-term:
    Municipal Bonds             $        90,655       $           157        $            --        $        90,812
    Preferred Stock                      10,000                    --                     --                 10,000
    Treasury Bills                        1,944                    --                     --                  1,944
                                ---------------       ---------------        ---------------        ---------------
                                        102,599                   157                     --                102,756
 Long-term:
    Municipal Bonds                      65,247                 1,018                     --                 66,265
                                ---------------       ---------------        ---------------        ---------------
                                $       167,846       $         1,175        $            --        $       169,021
                                ===============       ===============        ===============        ===============

The contractual maturities of Autodesk's long-term marketable securities at January 31, 2000 were as follows: $43.6 million between one and two years; $59.0 million maturing in three years; $70.3 million maturing in four to five years; and $9.1 million beyond five years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on available-for-sale securities were immaterial in fiscal 2000, 1999 and 1998. The cost of securities sold is based on the specific identification method.

Note 4. Income Taxes

The provision for income taxes consists of the following:

     (In thousands)                         Fiscal year ended January 31,
                                            -----------------------------

                                           2000          1999           1998
                                           ----          ----           ----
     Federal:
        Current                          $ 17,059      $ 30,708        $ 33,361
        Deferred                          (13,027)        7,773          (7,385)
     State:
        Current                             2,068         3,627           6,043
        Deferred                           (1,393)        1,229          (1,245)
     Foreign:
        Current                            14,946        17,029          19,106
        Deferred                           (5,541)        1,723             609
                                         --------      --------        --------

                                         $ 14,112      $ 62,089        $ 50,489
                                         ========      ========        ========

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

(In thousands)                                                           Fiscal year ended January 31,
                                                                         -----------------------------

                                                                       2000           1999           1998
                                                                       ----           ----           ----
Income tax provision at statutory rate                               $ 8,372       $ 55,727       $ 37,346
Foreign income taxed at rates different from the U.S.                 (2,679)        (1,994)           528
statutory rate
State income taxes, net of federal benefit                               576          3,041          2,727
Tax-exempt interest                                                   (3,165)        (2,087)        (2,031)
Acquired in-process research and development                             645          3,973          9,348
Goodwill amortization                                                  5,945          7,478          6,724
Effect of not benefiting foreign subsidiaries tax losses                  --          2,304          1,599
Utilization of net operating losses not previously benefited              --         (3,786)        (4,839)
Research and development tax credit benefit                           (2,438)        (2,521)        (1,802)
Non-deductible acquisition costs                                       6,473             --             --
Other                                                                    383            (46)           889
                                                                    --------       --------       --------
                                                                    $ 14,112       $ 62,089       $ 50,489
                                                                    ========       ========       ========

Significant components of Autodesk's deferred tax assets and liabilities are as follows:

(In thousands)                                           January 31,
                                                         ---------

                                                            2000         1999
                                                            ----         ----
     Purchased technology and capitalized software        $ 10,880     $ 13,580
     Reserves for product returns and bad debts              9,359        6,902
     Tax loss carryforwards                                  5,720        5,676
     Accrued compensation and benefits                       4,966        4,705
     Fixed assets                                            9,371        3,249
     Accrued state income taxes                                331          410
     Research and development credit carryforwards          11,325           --
     Inventory reserves                                      1,319        1,039
     Other accruals not currently deductible for tax         8,947        4,775
     Other                                                   4,945        6,050
                                                          --------     --------
     Total deferred tax assets                              67,163       46,386
     Less: Valuation allowance                             (10,037)     (11,231)
                                                          --------     --------
     Net deferred tax assets                                57,126       35,155
                                                          --------     --------

     Unremitted earnings of foreign subsidiaries            (6,018)      (6,018)
                                                          --------     --------
     Total deferred tax liability                           (6,018)      (6,018)
                                                          --------     --------
     Net deferred tax assets                               $51,108     $ 29,137
                                                          ========     ========

The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for fiscal 2000, 1999 and 1998 by $4.6 million, $15.5 million and $16.2 million, respectively. No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk's foreign subsidiaries (cumulative $266.0 million at January 31, 2000) because Autodesk plans to reinvest all such earnings for the foreseeable future. At January 31, 2000, the unrecognized deferred tax liability for these earnings was approximately $77.0 million. Foreign pretax income was $16.6 million, $110.1 million and $57.5 million, in fiscal 2000, 1999 and 1998, respectively. The valuation allowance decreased by $1.2 million and increased by $2.8 million in fiscal 2000 and 1999, respectively.

Autodesk's U.S. income tax returns for the fiscal years ended January 31, 1992 through 1996, have been examined by the Internal Revenue Service ("IRS"). On August 27, 1997, the IRS issued a Notice for Deficiency proposing increases to the amount of Autodesk's federal income taxes for fiscal years 1992 and 1993. On November 25, 1997, Autodesk filed a petition with the United States Tax Court to contest these alleged tax deficiencies. In July 1999, Autodesk made tax payments with respect to all issues addressed as part of the IRS audit. As a result, Autodesk has either resolved all matters or made prepayments with respect to remaining outstanding issues for the tax years ended January 31, 1992 through 1996. The resolution of any remaining adjustments that may ultimately result from these examinations are not expected to have a material adverse impact on Autodesk's consolidated results of operations or its financial position.

Cash payments for income taxes were approximately $37.6 million, $20.9 million and $35.8 million for fiscal 2000, 1999 and 1998, respectively.

Autodesk has $17.5 million of cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. The tax loss carryforwards will expire beginning January 31, 2007. Autodesk has recorded a valuation allowance against certain deferred tax assets including the tax benefit of these tax loss carryforwards due to the uncertainty of their realizability.

Autodesk has $11.3 million of cumulative research tax credit carryforwards, which may be available to reduce future income tax liabilities in the U.S. The credit carryforwards will expire beginning January 31, 2019.

Note 5. Borrowing Arrangements

Autodesk has a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time to facilitate short-term cash flow. At January 31, 2000, there were no borrowings outstanding under this agreement, which expires in January 2001.

Additionally, Autodesk has a revolving demand line of credit with a bank, under which it may borrow up to Cdn$5.0 million (U.S.$3.5 million at January 31, 2000). The amount available under the revolving line of credit was reduced by letters of guarantee totaling Cdn$0.3 million (U.S.$0.2 million at January 31, 2000).

Note 6. Commitments and Contingencies

Autodesk leases office space and equipment under noncancelable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows: $24.1 million in 2001; $17.1 million in 2002; $13.4 million in 2003; $10.0 million in 2004; $8.8 million in 2005; and $21.1 million thereafter.

Rent expense was $30.2 million, $25.7 million and $19.7 million in fiscal 2000, 1999 and 1998, respectively.

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

Note 7. Stockholders' Equity

Preferred Stock

Under Autodesk's Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2000, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

During fiscal years 2000, 1999 and 1998, Autodesk repurchased and retired a total of 2.9 million, 1.2 million and 5.3 million shares of its common stock at average repurchase prices of $31.11, $39.34 and $32.80, respectively. The primary purpose of the stock repurchase programs was to help offset the dilution to earnings per share caused by the issuance of stock under Autodesk's employee stock plans.

In November, 1999, Autodesk announced a plan to repurchase up to 8.0 million shares of Autodesk's common stock. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock. By January 31, 2000, Autodesk repurchased and retired 2.9 million shares, which were acquired in the open market. In addition, during the fourth quarter of fiscal 2000, Autodesk entered into a series of equity collar contracts with a financial institution with respect to 1.8 million shares of its common stock by selling put options (which entitle the holder of the option to sell shares to Autodesk at a specified price) and purchasing call options (which entitle Autodesk to purchase shares of common stock from the seller of the option at a specified price). There was no exchange of cash in placement of the contracts. The put and call options, which expire between June and December, 2000, give Autodesk a choice of physical, cash and net share settlement methods.

In fiscal 1999 and 1998, Autodesk used a combination of open market purchases and equity collar contracts to repurchase Autodesk's common stock. These share repurchases were part of an on-going and systematic repurchase plan that was approved by Autodesk's Board of Directors. In August 1998, in connection with the acquisition of Discreet, the Board of Directors rescinded its authorization and terminated Autodesk's repurchase plans that existed at the time.

Dividends

During fiscal 2000, 1999 and 1998, Autodesk paid annual dividends of $0.24, $0.20 and $0.20 per share, respectively. Fiscal year 2000 dividends were paid at a rate of $0.06 each quarter.

Note 8. Stock Compensation and Employee Benefit Plans

Stock Option Plans

Incentive and nonqualified stock options may be granted to officers, employees, directors and consultants. Options vest over periods of one to five years and generally have terms of up to ten years. The exercise price of the stock options is generally at least equal to the fair market value of the stock on the grant date. A summary of stock option activity is as follows:

        (Shares in thousands)

                                                                                             Weighted
                                                                         Number of          average price
                                                                          shares             per share
                                                                       -----------         --------------
        Options outstanding at January 31, 1997                             13,541                $ 27.44
                 Granted                                                     3,709                  36.47
                 Assumed via acquisitions                                      306                  23.72
                 Exercised                                                  (2,387)                 22.82
                 Canceled                                                     (952)                 33.13
                                                                       -----------

        Options outstanding at January 31, 1998                             14,217                $ 30.10
                 Granted                                                     3,320                  36.49
                 Exercised                                                  (2,595)                 24.74
                 Canceled                                                   (1,020)                 34.96
                                                                       -----------

        Options outstanding at January 31, 1999                             13,922                $ 32.27
                 Granted                                                     5,984                  26.70
                 Exercised                                                  (1,087)                 21.06
                 Canceled                                                   (2,902)                 34.65
                                                                       -----------

        Options outstanding at January 31, 2000                             15,917                $ 30.47

        Options exercisable at January 31, 2000                              7,662                $ 31.20

        Options available for grant at January 31, 2000                      2,685                     --

The following table summarizes information about options outstanding and exercisable at January 31, 2000.

                                          Options Exercisable                          Options Outstanding
                                    ---------------------------------   -------------------------------------------------
                                    Number of         Weighted          Number of        Weighted          Weighted
                                    shares            average           shares (in       average           average
                                    (in thousands)    exercise price    thousands)       contractual       exercise price
                                                                                         life (in years)
                                    --------------    ---------------   --------------   ---------------   --------------
Range of per share exercise
prices:
$ 0.01 - 23.87                               2,305    $    19.27                 3,021               4.5   $     19.60
$ 24.13 - 33.34                              2,213         28.76                 7,967               8.2         28.05
$ 33.87 - 47.73                              2,239         37,96                 3,929               7.6         38.34
$ 47.93 - 49.25                                905         50.80                 1,000               5.9         51.67
                                               ---    ----------                 -----                     -----------

                                             7,662    $    31.20                15,917               7.2   $     30.47

These options will expire if not exercised at specific dates ranging from February 2000 to January 2010. A total of 18.6 million shares of Autodesk's common stock have been reserved for future issuance under existing stock option programs.

Employee Stock Purchase Plan

Under Autodesk's employee stock purchase plan, eligible employees may purchase shares of Autodesk's common stock, at their discretion up to 15 percent of their compensation subject to certain limitations, at not less than 85 percent of fair market value as defined in the plan agreement. In fiscal 2000, 1999 and 1998, shares totaling 0.8 million, 0.6 million and 0.5 million, respectively, were issued under the plan at average prices of $20.25, $23.21 and $22.35 per share. At January 31, 2000, a total of 1.9 million shares were available for future issuance under the plan.

Pro Forma Net Income (Loss) Information

Autodesk applies APB 25 in accounting for its employee stock plans. Accordingly, no compensation expense is recognized in Autodesk's consolidated statement of operations, other than for stock awards that have exercise prices less than the fair market value of Autodesk's common stock at the date of grant. Had compensation expense been determined in accordance with the fair value method prescribed by SFAS 123, Autodesk's pro forma net loss for fiscal 2000 and net income for fiscal 1999 and 1998 was $(44.7) million, $52.2 million and $13.9 million, respectively. Pro forma basic net income (loss) per share was $(0.74), $0.93 and $0.25 in fiscal 2000, 1999 and 1998, respectively. Pro forma diluted net income (loss) per share was $(0.74), $0.88 and $0.23 in fiscal 2000, 1999 and 1998, respectively.

The weighted average estimated fair value of stock options granted during fiscal 2000, 1999 and 1998 was $22.60, $14.14 and $13.53 per share, respectively. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions: expected volatility of 1.6, 0.6 and 0.5. for fiscal 2000, 1999 and 1998; the weighted average estimated life was 5 years for fiscal 2000 and 3 years for 1999 and 1998; the weighted average risk-free rate was 5.8%; 5.6% and 5.7% for fiscal 2000, 1999 and 1998; and the dividend yield was 0.9%, 0.7% and 0.6% for fiscal 2000, 1999 and 1998, respectively.

The weighted average estimated fair value of shares granted under the employee stock purchase plan during fiscal 2000, 1999 and 1998 was $7.64, $9.07 and $7.27, respectively. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions: expected volatility of 0.6, 0.6 and
0.5 for fiscal 2000, 1999 and 1998; the weighted average estimated life was 0.5 years for fiscal 2000, 1999 and 1998; the weighted average risk-free rate was 4.2%, 5.1% and 5.4% for fiscal 2000, 1999 and 1998; and the dividend yield was 0.9%, 0.7% and 0.6% for fiscal 2000, 1999 and 1998, respectively.

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 20 percent of their pretax salary, subject to certain limitations. Autodesk makes voluntary contributions and matches a portion of employee contributions. Autodesk's contributions were $5.0, $4.6 million and $4.1 million in fiscal 2000, 1999 and 1998, respectively.

Autodesk provides defined-contribution plans in certain foreign countries where required by statute. Autodesk's funding policy for foreign defined-contribution plans is consistent with the local requirements in each country. Autodesk's contributions to these plans during fiscal 2000, 1999 and 1998 were $2.4 million, $1.7 million and $1.4 million, respectively.

Note 9. Business Combinations

In addition to the acquisition of Discreet, the following acquisitions occurred over the past three years. Pro forma financial results, as defined by Accounting Principles Board Opinion No. 16, "Business Combinations," have not been provided since the acquisitions were not material.

VISION

On April 22, 1999, Autodesk acquired VISION, a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions. Of the $26.0 million purchase price, which was paid in cash, $3.3 million represented the value of in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during fiscal 2000. Of the remaining purchase price, $17.6 million and $2.1 million were allocated to goodwill and other intangibles, respectively.

Genius CAD Software GmbH ("Genius")

On May 4, 1998, Autodesk entered into an agreement with Genius, a German limited liability company, to purchase various mechanical CAD software applications and technologies. Autodesk accounted for this acquisition under the purchase method of accounting. Of the total purchase price of $68.9 million, which was paid in cash, $13.1 million was allocated to IPR&D and was expensed since the technology had not reached technological feasibility and had no alternative future use; $12.7 million was allocated to an intangible asset, purchased technology; and $41.6 million was allocated to goodwill.

The value assigned to the IPR&D ($13.1 million) was determined by identifying research projects in areas for which technological feasibility had not been achieved. The calculations of value were adjusted to reflect the value creation efforts of Genius prior to the close of the acquisition. The value was determined by estimating the costs remaining to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

The value assigned to purchased technology ($12.7 million) was determined based on the expected future cash flows of the existing developed technologies, discounted for the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product-life cycles.

Softdesk, Inc. ("Softdesk")

On March 31, 1997, Autodesk exchanged 2.9 million shares of its common stock for all of the outstanding stock of Softdesk, a supplier of AutoCAD-based applications software for the architecture, engineering and construction market. Based on the value of Autodesk stock and options exchanged, the transaction, including transactions costs, was valued at approximately $94.1 million.

Of the $94.1 million purchase price, $19.2 million was allocated to IPR&D and expensed in fiscal 1998 since the technology had not yet reached technological feasibility and had no alternative future use; $9.2 million was allocated to an intangible asset, purchased technologies; $6.7 million was allocated to other intangible assets; and $48.0 million was allocated to goodwill.

The value assigned to IPR&D ($19.2 million) was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

The value assigned to purchased technology ($9.2 million) was determined by taking the expected future cash flows of the existing developed technologies, and then discounting them for the specific characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product-life cycles.

3D/Eye

In fiscal 1998, Autodesk also acquired certain assets and licensed technology from 3D/Eye for $5.8 million. Of the total cost, $3.0 million represented the value of IPR&D that had not yet reached technological feasibility and had no alternative future use. This amount was expensed.

Denim Software L.L.C. ("Denim")

On June 12, 1997, Discreet acquired substantially all of the assets and assumed certain liabilities of Denim pursuant to the terms of an asset purchase agreement. The purchased assets consisted primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio and related know-how and goodwill. The aggregate purchase price of $12.2 million consisted primarily of a cash payment of $9.1 million and the assumption of $2.2 million of liabilities.

Of the $12.2 million purchase price, $2.2 million was allocated to IPR&D and was expensed in fiscal 1998 since the technology had not yet reached technological feasibility and had no alternative use; $1.5 million was allocated to an intangible asset, purchased technology; and $7.9 million was allocated to goodwill.

D-Vision Systems, Inc. ("D-Vision")

On July 15, 1997, Discreet acquired all of the outstanding shares of capital stock of D-Vision, an Illinois corporation, pursuant to a Stock Purchase Agreement. As a result of this acquisition, Discreet acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The $27.2 million purchase price was paid through a combination of 0.2 million newly issued common shares that had a value of $10.7 million, and approximately $10.8 million in cash. Of the $27.2 million purchase price, $5.3 million was allocated to IPR&D and was expensed during fiscal 1998 since the technology had not yet reached technological feasibility and had no alternative future use; $3.1 was allocated to an intangible asset, purchased technology; and $16.7 million was allocated to goodwill.

Lightscape Technologies, Inc ("Lightscape")

On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization with Lightscape, a Delaware corporation. The merger closed on December 30, 1997. As a result of the merger, Discreet acquired, among other products, the Lightscape product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase consideration of $7.6 million consisted primarily of $6.4 million of assumed liabilities.

Of the $7.6 million purchase price, $1.7 million was allocated to IPR&D and was expensed during fiscal 1998 since the technology had not yet reached technological feasibility and had no alternative future use; and $4.3 million was allocated to goodwill.

Note 10. Nonrecurring Charges

During fiscal 2000, Autodesk recorded nonrecurring charges totaling $34.7 million, which primarily resulted from the acquisition of Discreet ($17.1 million), acquisition of VISION ($3.3 million--See Note 9), and a corporate restructuring that occurred during the third quarter ($15.5 million). These nonrecurring charges were offset by a $1.0 million reversal of a litigation reserve established in fiscal 1999. The litigation matter was settled for less than originally estimated.

Of the $17.1 million of charges resulting from the acquisition of Discreet, $14.1 million related to transaction costs, which included fees paid to investment bankers, attorneys, accountants and financial printers; $2.6 million related to restructuring costs, which consisted primarily of employee termination costs and legal entity liquidations, and $0.4 million related to one-time costs. At January 31, 2000, the remaining liabilities associated with these charges totaled $1.0 million, of which $0.5 million related to transaction costs and $0.5 million related to the legal entity liquidation portion of the restructuring.

Of the $15.5 million of corporate restructuring charges, which resulted from Autodesk's efforts to reduce operating expenses, $11.7 million related to termination and other employee costs associated with the elimination of 350 positions, most of which occurred in the U.S.; $3.2 million related to office closure costs; and $0.6 million related to one-time costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. The liabilities associated with the employee terminations will be substantially settled over the next several months. Office closure costs included losses on operating lease payments ($1.1 million) and the write-off of leasehold improvements and equipment ($2.1 million). The following table sets forth the restructuring activity during fiscal 2000:

(In millions)                        Balance at                                                             Balance at
                                     February 1,                          Charges                           January 31,
                                        1999            Additions         Utilized         Reversals           2000
                                    ---------------   ---------------   ---------------  ----------------  ----------------
Employee termination costs              $    --            $  13.4        $ (11.5)           $ (0.9)            $   1.0
Office closure costs                        0.3                3.3           (2.6)             (0.3)                0.7
Legal entity liquidations                   0.4                0.9           (0.4)             (0.4)                0.5
One-time costs                               --                0.9           (0.9)                --                 --
                                        -------            -------        --------           -------            -------
Total                                   $   0.7            $  18.5        $  (15.4)          $  (1.6)           $   2.2
                                        =======            =======        ========           =======            =======

During fiscal 1999, Autodesk recorded nonrecurring charges totaling $19.7 million, which resulted from the acquisition of Genius ($13.1 million - See Note
9) and certain other charges ($8.9 million). These nonrecurring charges were offset by $2.3 million of excess lease-related reserves, which were associated with a fiscal 1996 restructuring, that Discreet reversed.

Of the $8.9 million of other charges, $1.5 million related to the consolidation of certain development centers, $2.2 million related to the write-off of purchased technologies associated with these operations, $1.7 million related to staff reductions in Asia Pacific, $2.5 million related to costs involving a certain litigation matter, and $1.0 million related to the write-down to fair market value of older computer equipment. At January 31, 2000, there were no remaining liabilities associated with these nonrecurring charges.

During fiscal 1998, Autodesk recorded nonrecurring charges of $26.8 million, which primarily resulted from the acquisitions of Softdesk ($19.2 million), 3D/Eye ($3.0 million), Denim ($2.2 million), D-Vision ($5.3 million) and Lightscape ($1.7 million) - See Note 9. These nonrecurring charges were offset by a gain on the sale of Autodesk's interest in a network technology company ($2.5 million) and the reversal of $2.3 million of reserves related to a prior restructuring. The $2.3 reserve reversal was also included in the fiscal 1999 results as a result of consolidating Discreet, which previously had a different fiscal year-end than Autodesk (see Note 1).

Note 11. Litigation Accrual Reversal

In fiscal 1995, Autodesk recorded a significant reserve as a result of a judgment against Autodesk on a claim involving a trade-secret misappropriation. Autodesk appealed the judgment and as a result of the appeal decision, which was finalized in May 1998, the amount levied against Autodesk was significantly reduced. During fiscal 1999, Autodesk reversed the remaining unutilized litigation and interest accruals, which totaled $18.2 million and $2.7 million, respectively.

Note 12. Segments

During the second quarter of fiscal 2000, Autodesk reorganized its operations into four business divisions with industry-specific charters: the Design Solutions Division (consisting primarily of the MCAD and AECAD market groups and most of the Personal Solutions Group), the GIS Solutions Division ("GIS"), the Discreet Division (consisting of the Kinetix and Discreet businesses), and Autodesk Ventures.

Autodesk's operating results have been aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment. Segment information involving GIS and Autodesk Ventures was aggregated with the Design Solutions Division (collectively, referred to in these financial statements as the "Design Solutions Segment"). The Design Solutions and GIS divisions have similar production processes, customer types and distribution methods. Autodesk Ventures segment information is not material.

The Design Solutions Segment develops and sells design software products for professionals, occasional users, or consumers who design, draft and diagram. The end users of the design software products include architects, engineers, construction firms, designers and drafters. The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting and Web design. Both segments primarily distribute their respective products through authorized dealers and distributors, and, in some cases, they also sell their products directly to end-users.

The accounting policies of the reportable segments are the same as those described in Note 1 to Notes of Consolidated Financial Statements. Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment. Prior year amounts have been restated to conform to the current year presentation. Information concerning the operations of Autodesk's reportable segments was as follows:

     (In millions)                                  Fiscal year ended January 31,
                                                    -----------------------------

                                                       2000              1999             1998
                                                       ----              ----             ----
     Net revenues:
      Design Solutions                                $  648.1         $  699.3         $  584.0
      Discreet                                           172.1            172.6            184.7
                                                    ----------       ----------       ----------
                                                      $  820.2         $  871.9         $  768.7
                                                    ==========       ==========       ==========

     Income (loss) from operations:

      Design Solutions                                $  323.4         $  394.4         $  320.9
      Discreet                                           (13.2)            19.5             17.4
      Unallocated amounts/1/                            (309.4)          (271.8)          (243.3)
                                                    ----------       ----------       ----------
                                                      $    0.8         $  142.1         $   95.0
                                                    ==========       ==========       ==========

     Depreciation and amortization:
      Design Solutions                                $   43.4         $   39.4         $   22.9
      Discreet                                            20.6             22.1             23.7
      Unallocated amounts                                 15.7             19.3             19.7
                                                    ----------       ----------       ----------
                                                      $   79.7         $   80.8         $   66.3
                                                    ==========       ==========       ==========

      /1/ Unallocated amounts in fiscal 2000 are attributed primarily to corporate expenses of $136.0 million, other geographic costs and expenses managed outside the reportable segments of $159.6 million, and nonrecurring charges of $13.8 million, a significant portion of which consisted of the corporate restructuring charges, which were not allocated. Unallocated amounts in fiscal year 1999 are attributed primarily to corporate expenses of $110.3 million, other geographic costs and expenses that are managed outside the reportable segments of $174.2 million and nonrecurring income of $12.7 million. Fiscal year 1998 unallocated amounts are primarily related to corporate expenses of $76.6 million and other geographic costs and expenses not allocated to specific segments of $166.7 million.

Information regarding Autodesk's operations by geographic area is as follows:

     (In millions)                                                     Fiscal year ended January 31,
                                                                       -----------------------------

                                                                          2000           1999          1998
                                                                          ----           ----          ----
     Net revenues:
      United States customers                                              $ 294.5        $ 356.5       $ 317.2
      Other Americas                                                          58.6           57.2          46.9
                                                                           -------        -------       -------

      Total Americas                                                         353.1          413.7         364.1

     Europe                                                                  296.4          329.6         257.5
     Asia Pacific                                                            170.7          128.6         147.1
                                                                           -------        -------       -------

      Total net revenues                                                   $ 820.2        $ 871.9       $ 768.7
                                                                           =======        =======       =======


     (In millions)                                                               January 31,
                                                                                 -----------

                                                                                    2000               1999
                                                                                    ----               ----
     Long-lived assets:/1/
      United States operations                                                     $ 347.0            $ 146.3
      Other Americas                                                                  15.1               95.1
                                                                                   -------            -------

     Total Americas                                                                  362.1              241.4

      Neuchatel, Switzerland/2/                                                      195.1               37.7
      Other Europe                                                                   228.4               21.4
                                                                                   -------            -------

     Total Europe                                                                    423.5               59.1

     Asia Pacific                                                                      6.6               26.2
                                                                                   -------            -------
     Consolidating eliminations                                                     (639.9)            (126.3)
                                                                                   -------            -------

     Total long-lived assets                                                       $ 152.3            $ 200.4
                                                                                   =======            =======

     1 Long-lived assets exclude financial instruments and deferred tax assets. As such, marketable securities and deferred taxes have been excluded above.

     2 Investment in Discreet held by Neuchatel. This investment eliminates upon consolidation.


Note 13. Comprehensive Income

The components of total accumulated other comprehensive loss in the balance sheet are as follows:

     (In thousands)                                                                 January 31,
                                                                                    -----------

                                                                                        2000              1999
                                                                                        ----              ----
     Unrealized gains (losses) on available-for-sale securities, net of tax          $   (1,370)       $      775
     Foreign currency translation adjustment                                            (13,452)          (14,907)
                                                                                     ----------        ----------

     Total accumulated other comprehensive loss                                      $  (14,822)       $  (14,132)
                                                                                     ==========        ==========

The related income tax effects allocated to each component of other comprehensive income (loss) are as follows:

(In thousands)

                                                                                      Income
                                                                          Amount      tax             Amount
                                                                          before      (expense)       net of
                                                                          taxes        benefit        taxes
                                                                         -----------  -------------  ------------
Fiscal 2000:

 Unrealized losses on available-for-sale securities                      $ (2,869)    $     918      $  (1,951)
 Less: reclassification for amounts realized in net income                   (285)           91           (194)
                                                                         --------     ---------      ---------
 Net unrealized losses                                                     (3,154)        1,009         (2,145)
 Foreign currency translation adjustments                                   1,455            --          1,455
                                                                         --------     ---------       --------

         Total other comprehensive loss                                  $ (1,699)    $   1,009      $    (690)
                                                                         ========     =========      =========
Fiscal 1999:

 Unrealized gains on available-for-sale securities                       $     18     $      (6)     $      12
 Less: reclassification for amounts realized in net income                   (269)           83           (186)
                                                                         --------     ---------      ---------
 Net unrealized gains                                                         287           (89)           198
 Foreign currency translation adjustments                                   5,772            --          5,772
                                                                         --------     ---------      ---------

         Total other comprehensive income                                $  6,059     $     (89)     $   5,970
                                                                         ========     =========      =========
Fiscal 1998:

 Net unrealized gains on available-for-sale securities                   $    565     $    (203)     $     362
 Foreign currency translation adjustments                                  (9,801)           --         (9,801)
                                                                         --------     ---------      ---------

         Total other comprehensive loss                                  $ (9,236)    $    (203)     $  (9,439)
                                                                         ========     =========      =========

Note 14. Quarterly Financial Information (Unaudited)


Summarized quarterly financial information for fiscal 2000, 1999, and 1998 is as follows:

(In thousands, except per share data)

                                               1st quarter      2nd quarter     3rd quarter     4th quarter      Fiscal year
                                             --------------   -------------   --------------  ---------------  --------------
Fiscal 2000
   Net revenues                                   $ 194,939       $ 202,945       $ 202,072        $ 220,226       $ 820,182
   Gross margin                                     162,531         163,331         166,852          183,597         676,311
   Income (loss) from operations                    (20,209)         (5,248)         (4,435)          30,655             763
   Net income (loss)                                (17,144)            389           1,393           25,170           9,808
   Basic net income (loss) per share                  (0.29)           0.01            0.02             0.42            0.16
   Diluted net income (loss) per share                (0.29)           0.01            0.02             0.41            0.16
Fiscal 1999
   Net revenues                                   $ 222,918       $ 226,811       $ 204,609        $ 217,541       $ 871,879
   Gross margin                                     188,896         191,229         173,600          183,907         737,632
   Income from operations                            42,689          40,888          25,193           33,317         142,087
   Net income                                        28,733          27,530          17,624           23,245          97,132
   Basic net income per share                          0.51            0.49            0.31             0.41            1.72
   Diluted net income per share                        0.48            0.46            0.31             0.39            1.64
Fiscal 1998
   Net revenues                                   $ 157,389       $ 191,364       $ 197,907        $ 222,024       $ 768,684
   Gross margin                                     124,020         158,947         166,061          186,285         635,313
   Income (loss) from operations                    (17,182)         29,438          33,160           49,578          94,994
   Net income (loss)                                (18,529)         18,995          22,046           33,703          56,215
   Basic net income (loss) per share                  (0.33)           0.33            0.39             0.61            1.00
   Diluted net income (loss) per share                (0.33)           0.31            0.36             0.57            0.94

Results for the first quarter of fiscal 2000 included nonrecurring charges totaling $21.8 million, which resulted from the acquisition of Discreet and VISION. Results for the third quarter of fiscal 2000 included nonrecurring charges totaling $14.7 million, which primarily related to a corporate restructuring. Results for the fourth quarter of fiscal 2000 included nonrecurring credits totaling $1.8 million, primarily related to the reversal of a litigation reserve established in fiscal 1999.

Results for the second quarter of fiscal 1999 included nonrecurring charges of $19.7 million, which resulted from the acquisition of Genius and certain restructuring charges. Results for the first quarter of fiscal 1998 included nonrecurring charges of $19.2 million, $5.3 million and $3.0 million, related to the Softdesk, D-Vision and 3D/Eye acquisitions, respectively. Results for the second quarter of fiscal 1998 included nonrecurring charges of approximately $1.7 million related to the Lightscape acquisition. Results for the fourth quarter of fiscal 1998 included nonrecurring credits of $2.3 million primarily related to a gain on sale of an investment.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the consolidated balance sheets of Autodesk, Inc., as of January 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Autodesk's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Discreet Logic Inc., a wholly-owned subsidiary acquired in March, 1999, which statements reflect total assets constituting 16% of the related consolidated financial statement totals, and which reflect net income constituting approximately 9% of the related consolidated financial statement totals for the two year period ended January 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Discreet Logic Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /s/ ERNST & YOUNG LLP

San Jose, California
February 18, 2000

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

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Autodesk's directors and compliance with Section 16 of the Securities and Exchange Act of 1934 required by this Item are incorporated by reference to Autodesk's Proxy Statement.

The information concerning Autodesk's executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I,
Item 4, entitled "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Autodesk's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to Autodesk's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to Autodesk's Proxy Statement.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1.   Financial Statements: The information concerning Autodesk's financial
     --------------------
     statements, and Report of Ernst & Young LLP, Independent Auditors required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled "Financial Statements and Supplementary Data."

2.   Financial Statement Schedule: The following financial statement schedule of
     ----------------------------
     Autodesk, Inc., for the fiscal years ended January 31, 2000, 1999 and 1998, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

          Schedule II      Valuation and Qualifying Accounts................S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits:  The Exhibits listed below are filed as part of, or incorporated
     --------
     by reference into, this Report.



          Exhibit
           No.                                    Description
           --                                     -----------
         2.1 (1) Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation by and among Autodesk, Inc., Autodesk Development BV, 9066-9771 Quebec Inc., Autodesk Canada Inc., 9066-9854 Quebec Inc. and Discreet Logic Inc., dated as of November 18, 1998, as amended on December 18, 1998 and January 18, 1999

         2.2 (1) Second Amended and Restated Amalgamation Agreement by and among Discreet Logic Inc., 9066-9854 Quebec Inc. and Autodesk, Inc. dated as of January 18, 1999

         3.1 (2)    Certificate of Incorporation of Registrant

         3.2 (4) Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Autodesk, Inc.

         3.3 (2) Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock of Autodesk, Inc.

         3.4 (3)    Bylaws of Registrant, as amended

         4.1 (5)    Preferred Shares Right Agreement dated December 14, 1995

         4.2 (5)    Amendment No. 1 to Preferred Shares Rights Agreement

         9.1 (2) Voting and Exchange Trust Agreement dated March 16, 1999 among Autodesk, Inc., Discreet Logic Inc., Autodesk Development B.V., and Montreal Trust Company of Canada

        10.2 * Registrant's 1998 Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended

        10.3 (3)*   Registrant's 1990 Directors' Option Plan, as amended

        10.4 *      Registrant's 1996 Stock Plan, as amended

        10.5 (6)*   Form of Indemnification Agreement executed by Autodesk and each of its officers and directors

        10.6 (7)*   Agreement between Registrant and Carol A. Bartz dated April
                    7, 1992

        10.7 (2) Support Agreement dated March 16, 1999 among Autodesk, Inc., Autodesk Development B.V. and Discreet Logic Inc.

        10.8 *      Form of Restricted Stock Purchase Agreement of Buzzsaw.com,
                    Inc.

        21.1        List of Subsidiaries

        23.1        Consent of Ernst & Young LLP, Independent Auditors

        24.1        Power of Attorney

        27.1        Financial Data Schedule

        (1) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K filed on March 16, 1999.

        (2) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

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

None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUTODESK, INC.

                                                 By:  /s/  CAROL A. BARTZ
                                                     --------------------------
                                                      Carol A. Bartz
                                                      Chairman of the Board

     Dated: April 14, 2000

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

               Signature                       Title                                Date
     ----------------------------        ----------------------------            -----------
     /s/  CAROL A. BARTZ                 Chairman, President and                 April 14, 2000
     ----------------------------
     Carol A. Bartz                      Chief Executive Officer
                                         (Principal Executive Officer)

     /s/  STEVE CAKEBREAD                Senior Vice President and               April 14, 2000
     ---------------------------
     Steve Cakebread                    Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

     /s/  MARK A. BERTELSEN             Director                                 April 14, 2000
     ----------------------------
     Mark A. Bertelsen

     /s/  CRAWFORD W. BEVERIDGE         Director                                 April 14, 2000
     --------------------------
     Crawford W. Beveridge

     /s/  J. HALLAM DAWSON              Director                                 April 14, 2000
     ---------------------------
     J. Hallam Dawson

     /s/  PAUL OTELLINI                 Director                                 April 14, 2000
     -----------------------------
     Paul Otellini

     /s/  MARY ALICE TAYLOR             Director                                 April 14, 2000
     ----------------------------
     Mary Alice Taylor

Schedule II

                                AUTODESK, INC.

                       Valuation and Qualifying Accounts

                                                                          Additions

                                                       Balance at        Charged to                           Balance
                                                        Beginning         Costs and         Deductions        at End
             Description                                 of Year          Expenses          Write-Offs        of Year
------------------------------------------------     -------------     --------------    --------------     -------------
Fiscal year ended January 31, 2000
         Allowance for doubtful accounts              $ 10,642,000       $  1,515,000      $  1,505,000      $ 10,652,000
         Allowance for stock balancing and
         product rotation                               14,777,000         47,255,000        42,662,000        19,370,000
         Restructuring                                     723,000         18,500,000        17,023,000         2,200,000

Fiscal year ended January 31, 1999
         Allowance for doubtful accounts              $ 10,830,000       $  1,930,000      $  2,118,000      $ 10,642,000
         Allowance for stock balancing and
         product rotation                               20,219,000         25,484,000        30,926,000        14,777,000
         Restructuring                                     825,000                  0           102,000           723,000

Fiscal year ended January 31, 1998
         Allowance for doubtful accounts              $ 10,122,000       $  4,010,000      $  3,302,000      $ 10,830,000
         Allowance for stock balancing and
         product rotation                               17,175,000         38,419,000        35,375,000        20,219,000
         Restructuring                                   4,273,000            829,000         4,277,000           825,000