Form 10-Q
period 2000-04-30
AUTODESK INC
filed 2000-05-30
CIK 769397

==============================================================================

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

For the quarterly period ended April 30, 2000

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


               Yes     X                   No   __
                     -----



As of April 30, 2000, there were approximately 58.3 million shares of the Registrant's Common Stock outstanding.



==============================================================================

                                AUTODESK, INC.

                                     INDEX

                   PART I.  FINANCIAL INFORMATION                        Page No
                                                                         -------
Item 1.      Condensed Consolidated Financial Statements:

             Condensed Consolidated Statement of Operations
             Three months ended April 30, 2000 and 1999....................  3

             Condensed Consolidated Balance Sheet
             April 30, 2000 and January 31, 2000...........................  4

             Condensed Consolidated Statement of Cash Flows
             Three months ended April 30, 2000 and 1999....................  6

             Notes to Condensed Consolidated Financial Statements..........  7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................... 10

                          PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings............................................. 16

Item 6.      Exhibits and Reports on Form 8-K.............................. 16

             Signatures.................................................... 16

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                               Three months ended
                                                                                     April 30,
                                                                      -----------------------------------
                                                                         2000                     1999
                                                                      ---------                 ---------
Net revenues                                                          $ 223,329                 $ 194,939
                                                                      ---------                 ---------
Costs and expenses:
  Cost of revenues                                                       36,148                    32,408
  Marketing and sales                                                    70,150                    80,145
  Research and development                                               40,255                    38,598
  General and administrative                                             31,805                    34,972
  Amortization of goodwill and purchased intangibles                      7,788                     7,244
  Nonrecurring (credits) charges                                           (800)                   21,781
                                                                      ---------                 ---------
                                                                        185,346                   215,148
                                                                      ---------                 ---------
Income (loss) from operations                                            37,983                   (20,209)
Interest and other income, net                                            2,973                     4,496
                                                                      ---------                 ---------
Income (loss) before income taxes                                        40,956                   (15,713)
Provision for income taxes                                              (13,105)                   (1,431)
Equity in net loss of affiliate                                          (2,245)                        -
                                                                      ---------                 ---------
Net income (loss)                                                     $  25,606                 $ (17,144)
                                                                      ---------                 ---------
Basic net income (loss) per share                                     $    0.43                  $  (0.29)
                                                                      ---------                 ---------

Diluted net income (loss) per share                                   $    0.41                  $  (0.29)
                                                                      ---------                 ---------
Shares used in computing basic net income (loss) per
  share                                                                  59,005                    58,930
                                                                      ---------                 ---------
Shares used in computing diluted net income (loss)
  per share                                                              62,583                    58,930
                                                                      =========                 =========



                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)



                                                                      April 30, 2000           January 31, 2000
                                                                      --------------           ----------------
                                                                       (Unaudited)                (Audited)
Current assets:

 Cash and cash equivalents                                            $  105,363                 $    108,641
 Marketable securities                                                   138,965                      250,290
 Accounts receivable, net                                                120,456                      110,839
 Inventories                                                              16,402                       19,264
 Deferred income taxes                                                    28,286                       27,670
 Prepaid expenses and other current assets                                25,154                       28,555
                                                                      ----------                 ------------
    Total current assets                                                 434,626                      545,259
                                                                      ----------                 ------------
Marketable securities                                                    189,425                      181,992
Computer equipment, furniture, and leasehold
 improvements, at cost:
 Computer equipment and furniture                                        151,768                      142,528
 Leasehold improvements                                                   21,458                       22,723
 Less accumulated depreciation                                          (128,181)                    (123,367)
                                                                      ----------                 ------------
    Net computer equipment, furniture, and leasehold                      45,045                       41,884
      improvements
Purchased technologies and capitalized software, net                      25,377                       29,029
Goodwill, net                                                             68,352                       75,489
Deferred income taxes                                                     29,458                       27,818
Other assets                                                              21,102                        5,855
                                                                      ----------                 ------------
                                                                      $  813,385                 $    907,326
                                                                      ==========                 ============



                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)



                                                                      April 30, 2000               January 31, 2000
                                                                      --------------               -----------------
                                                                        (Unaudited)                    (Audited)
Current liabilities:

 Accounts payable                                                     $      38,827                  $     45,310
 Accrued compensation                                                        39,188                        50,448
 Accrued income taxes                                                        83,493                        88,006
 Deferred revenues                                                           40,956                        33,604
 Other accrued liabilities                                                   76,425                        82,024
                                                                      -------------                  ------------
    Total current liabilities                                               278,889                       299,392
                                                                      -------------                  ------------


Deferred income taxes                                                         4,082                         4,380
Other liabilities                                                             1,361                         1,255


Commitments and contingencies

Stockholders' equity:
 Common stock                                                               545,443                       561,814
 Accumulated other comprehensive loss                                       (16,694)                      (14,822)
 Deferred compensation                                                       (1,095)                       (1,338)
 Retained earnings                                                            1,399                        56,645
                                                                      -------------                 -------------
    Total stockholders' equity                                              529,053                       602,299
                                                                      -------------                 -------------
                                                                      $     813,385                  $    907,326
                                                                      =============                  ============



                            See accompanying notes.

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                  Three months ended
                                                                                      April 30,
                                                                      ---------------------------------------------
                                                                             2000                     1999
                                                                      ------------------        -------------------
Operating activities
 Net income (loss)                                                    $       25,606            $     (17,144)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                             19,006                   16,794
    Net loss on asset disposals                                                  709                      408
    Equity in net loss of affiliate                                            2,245                        -
    Charge for acquired in-process research and development                        -                    3,287
    Changes in operating assets and liabilities                               (9,064)                 (15,068)
                                                                      --------------            -------------
Net cash provided by (used in) operating activities                           38,502                  (11,723)
                                                                      --------------            -------------
Investing activities
 Net maturities (purchases) of marketable securities                         103,741                 (150,316)
 Capital expenditures                                                        (10,481)                  (3,548)
 Business combinations, net of cash acquired                                       -                  (25,642)
 Investments in unconsolidated entities                                      (19,500)                       -
 Purchases of software technologies, capitalization of software                2,560                     (913)
   costs, and other                                                   --------------            -------------
Net cash provided by (used in) investing activities                           76,320                 (180,419)
                                                                      --------------            -------------
Financing activities
 Repayment of notes payable and borrowings                                        (2)                  (1,589)
 Repurchases of common stock                                                (192,961)                       -
 Proceeds from issuance of common stock, net of issuance costs                83,615                  133,967
 Dividends paid                                                               (3,500)                  (3,593)
                                                                      --------------            -------------
Net cash (used in) provided by financing activities                         (112,848)                 128,785
                                                                      --------------            -------------
Effect of exchange rate changes on cash and cash equivalents                  (5,252)                  (2,571)
Discreet Logic activity for the one month ended January 31, 1999                   -                      320
                                                                      --------------            -------------
Net decrease in cash and cash equivalents                                     (3,278)                 (65,608)
Cash and cash equivalents at beginning of year                               108,641                  258,941
                                                                      --------------            -------------
Cash and cash equivalents at end of period                            $      105,363            $     193,333
                                                                      ==============            =============
Supplemental cash flow information:
 Cash paid during the period for income taxes                         $        3,921            $       5,140
                                                                      ==============            =============

                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Autodesk's fiscal 2000 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

2. Recently Issued Accounting Standards
   ------------------------------------

Autodesk has until fiscal 2002 to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was issued in June, 1998. This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Autodesk is currently evaluating the impact of SFAS 133 on its financial statements and related disclosures.

During the fourth quarter of fiscal 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Management believes that Autodesk's practices and policies are in compliance with SAB 101.

3. Net Income (Loss) Per Share
   ---------------------------

A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:


                                                           Three months ended
                                                                April 30,
                                                                ---------
(In thousands)                                             2000            1999
                                                           ----            ----

Numerator:
Numerator for basic and diluted per share amount -- net
income (loss)                                             $ 25,606    $ (17,144)
                                                          ========     ========


Denominator:
Denominator for basic  net income (loss) per share --
weighted average shares                                     59,005        58,930

Effect of dilutive common stock options                      3,578             -
                                                          --------      --------
Denominator for dilutive net income (loss) per share        62,583        58,930
                                                          ========      ========


For the three months ended April 30, 2000, options to purchase 2.0 million shares were excluded from the computation of diluted net income per share. These options were excluded because the options' exercise prices were greater than the average market price of Autodesk's common stock.

For the three months ended April 30, 1999, all outstanding options were excluded from the computation of diluted net loss per share because Autodesk incurred a loss.

4. Comprehensive Income (Loss)
   ---------------------------

Autodesk's total comprehensive income (loss) was as follows:


                                                 Three months ended
                                                      April 30,
                                           ------------------------------
(In thousands)                                 2000              1999
                                               ----              ----
Net income (loss)                           $    25,606      $   (17,144)
Other comprehensive loss, net                    (1,872)          (1,393)
                                            -----------      -----------
     Total comprehensive income (loss)      $    23,734      $   (18,537)
                                            ===========      ===========

5. Investment in Affiliate -- Buzzsaw.com, Inc.
   --------------------------------------------


In April 2000, Autodesk invested an additional $17.5 million in Buzzsaw.com, Inc., an Internet start-up formed by Autodesk during the third quarter of fiscal 2000. Autodesk currently maintains a 40 percent interest in Buzzsaw.com, and accounts for this investment under the equity method of accounting.

During the first quarter of fiscal 2001, Autodesk recognized $2.2 million of losses, representing its proportionate share of Buzzsaw.com's April losses. The carrying value of Autodesk's investment in Buzzsaw.com was $11.3 million at April 30, 2000, and is included in Other Assets in the Condensed Consolidated Balance Sheet.

6. Restructuring Accruals
   ----------------------

The following table sets forth the activity during the first quarter of fiscal 2001 associated with restructurings that occurred during fiscal 2000:

                                Balance at                                                                 Balance at
(In thousands)                  February 1,                            Charges                              April 30,
                                    2000             Additions          Utilized          Reversals            2000
                              -------------       ---------------     --------------    -------------    -------------
Employee termination costs   $        1,000       $          0        $      (315)      $       (300)    $         385
Office closure costs                    700                  0                (78)              (100)              522
Legal entity liquidations               500                  0                (54)              (200)              246
                              -------------       ------------        -----------       ------------     -------------
Total                         $       2,200       $          0        $      (447)      $       (600)    $       1,153
                              =============       ============        ===========       ============     =============

The $0.6 million of reversals is included in Nonrecurring Charges in the Condensed Consolidated Statement of Operations. Certain accruals established in fiscal 2000 were settled for less than originally estimated.

7. Segments
   --------

Autodesk's operating results have been aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment. Segment information involving the Geographic Information Systems Solutions Division ("GIS") and Autodesk Ventures was aggregated with the Design Solutions Division (collectively, referred to in these financial statements as the "Design Solutions Segment"). The Design Solutions and GIS divisions have similar production processes, customer types and distribution methods. Autodesk Ventures' segment information is not material.

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by market group. Information concerning the operations of the reportable segments is as follows:

                                                       Three months ended
                                                             April 30,
                                                             ---------
(In thousands)                                        2000            1999
                                                      ----            ----
Net revenues:
Design Solutions                                    $   177,009    $  161,060
Discreet                                                 46,320        33,879
                                                    -----------    ----------
                                                    $   223,329    $  194,939
                                                    ===========    ==========


Income (loss) from operations:
Design Solutions                                    $   122,919        76,906
Discreet                                                  1,112       (24,708)
Unallocated amounts/1/                                  (86,048)      (72,407)
                                                    -----------     ---------
                                                    $    37,983     $ (20,209)
                                                    ===========     =========


/1/ Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.


8. Stock Repurchase Program
   ------------------------

During the first quarter of fiscal 2001, Autodesk repurchased and retired 4.0 million shares of its common stock at an average repurchase price of $48.06. As a result, common stock and retained earnings were reduced by $115.6 million and $77.3 million, respectively.

In March 2000, Autodesk announced a plan to repurchase up to an additional 8.0 million shares of its common stock. The primary purpose of the stock repurchase program is to help offset the dilution to earnings per share caused by the issuance of stock under the employee stock plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained below relating to markets for our products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, including "Risk Factors Which May Impact Future Operating Results," page 11, as well as factors set forth in our fiscal 2000 Annual Report on Form 10-K.


Results of Operations

Three Months Ended April 30, 2000 and 1999
-------------------------------------------

Net revenues. Our first quarter net revenues of $223.3 million increased from $194.9 million recognized in the first quarter of the prior fiscal year. Increases in the America's net revenues of 26 percent as well as a 33 percent increase in Asia/Pacific more than offset a decrease of 6 percent in net revenues in Europe, as compared to the same period in the prior fiscal year. In addition, net revenues for the Discreet Segment, increased 37 percent compared to the first quarter in the prior fiscal year. The overall increase in net revenues was primarily due to an increase in the sales of vertical products and sales of VISION* Solutions, or VISION, which was acquired on April 22, 1999. Sales of AutoCAD and AutoCAD upgrades accounted for approximately 32 percent of our consolidated net revenues in the first quarter of fiscal year 2001 and 45 percent of net revenue in fiscal year 2000.

The value of the US dollar, relative to international currencies, had a negative impact of $4.1 million on net revenues in the first quarter of the current fiscal year as compared to the same period in the prior fiscal year. International sales, including exports from the U.S., accounted for approximately 60 percent of our net revenues in the first quarter of fiscal year 2001 as compared to 56 percent in the same period of the prior fiscal year.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 2 percent of consolidated revenues in the first quarter of fiscal year 2001 and 4 percent in the first quarter of fiscal year 2000. We anticipate that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased from 17 percent of net revenues in the first quarter of the prior fiscal year to 16 percent of net revenues in the first quarter of the current fiscal year. This decrease is primarily due to reduced royalty costs of $1.9 million that resulted from the conclusion of some of our royalty arrangements in fiscal 2000. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses decreased to 31 percent of net revenues in the first quarter of fiscal year 2001 from 41 percent of net revenues in the first quarter of fiscal year 2000. This decrease is partially due to lower employee-related expenses of $3.8 million. Additionally, during the first quarter of last year, we incurred advertising and promotion costs related to the March 1999 launch of AutoCAD 2000. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. First quarter research and development expenses of $40.3 million increased from $38.6 million recognized in the first quarter of the prior year. The incremental costs were due to $2.0 million related to VISION and increased employee-related spending. We anticipate that research and development expenses will increase in future periods as a result of product development efforts by our market groups and incremental personnel costs.

General and administrative. General and administrative expenses were 14 percent of net revenues in the first quarter of fiscal year 2001 as compared to 18 percent of net revenues in the first quarter of the prior fiscal year. Lower employee-related spending of $1.3 million and lower spending of $2.1 million related to information systems contributed to the overall reduction in expenses. We currently expect that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in our worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles for the three months ended April 30, 2000, increased slightly as compared to the same period in the prior fiscal year. The increase is largely due to incremental amortization associated with the April 1999 acquisition of VISION.

Nonrecurring (credits) charges. During the first quarter of fiscal year 2001, we reversed $0.8 million related to one-time accruals established in fiscal 2000. Of the $0.8 million, $0.6 million related to restructuring accruals established in fiscal 2000. The accruals were settled for less than originally estimated. During the first quarter of last year, we recognized $21.8 million of nonrecurring charges related to the acquisitions of Discreet Logic Inc. and VISION.

Interest and other income. Interest and other income, net was $3.0 million in the first quarter of fiscal year 2001 compared to $4.5 million in the corresponding period of the prior year. The decrease is related to lower investment balances resulting from cash used for share repurchase activity.

Provision for income taxes. Our effective income tax rate was 32 percent for the first quarter of fiscal 2001 and 2000. Consistent with last year, the effective tax rate for the first quarter of fiscal 2001 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. The $2.2 million equity in net loss of affiliate represents our proportionate share of Buzzsaw.com's April 2000 losses. During April 2000, we invested an additional $17.5 million in Buzzsaw.com, an Internet start-up we formed during the third quarter of fiscal 2000. We expect equity in net losses to be significant in future quarters.

Risk Factors Which May Impact Future Operating Results

We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

You should carefully consider these risks before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Fluctuations in quarterly operating results. At various times, we experience fluctuations in our quarterly operations. These fluctuations are a result of, among other things: the timing of the introduction of new products by us or our competitors; increases in personnel; marketing or operating expenses; changes in product pricing or product mix; delays in product releases; competitive factors; and general economic conditions.

In addition, we have experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, our operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Within Discreet, a limited number of system sales may account for a substantial percentage of Discreet's quarterly revenue because of the high average sales price of products and the timing of purchase orders. Historically, Discreet has generally experienced greater revenues during the period following the completion of the National Association of Broadcasters trade show, which typically is held in April. In addition, the timing of revenue is influenced by other factors, including: the timing of individual orders and shipments; introduction of new products; other industry trade shows; competition; seasonal customer buying patterns; changes in customer buying patterns in response to platform changes and changes in product development; and sales and marketing expenditures.

Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our business.

Shortfalls in our revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock. Moreover, our stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to performance.

Product Concentration. We derive a substantial portion of our revenues from sales of AutoCAD software, AutoCAD upgrades, and adjacent products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including: product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications would likely harm our business.

Competition. The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins and loss of market share, any of which could harm our business. The design software market in particular is characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. Some of our competitors have greater financial, technical, sales and marketing and other resources.

We believe that the principal factors affecting competition in our markets are: product reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price, and training.

In addition, the availability of third-party application software is a competitive factor within the CAD market. We believe that we compete favorably in these areas and that our competitive position depends, in part, upon our continued ability to enhance existing products and to develop and market new products.

Product Development and Introduction. Rapid technological change as well as changes in customer requirements and preferences characterize the software industry. The software products we offer are internally complex, and despite extensive testing and quality control, may contain errors or defects. Defects or errors may occur in future releases of AutoCAD or other software products we offer. These defects or errors could result in: corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which could harm our business.

We believe that our future results will depend largely upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training. Delays or difficulties may result in the delay or cancellation of planned development projects and could harm our business. Further, increased competition in the market for design, drafting, mapping, or multimedia software products could also harm our business and consolidated results of operations. More specifically, gross margins may be adversely affected if sales of low-end CAD products and AutoCAD upgrades, which historically have had lower margins, grow at a faster rate than our higher-margin products.

The success of the Discreet Segment will depend in part upon our ability to enhance Discreet's existing systems and software and to develop and introduce new products and features that meet changing customer requirements and emerging industry standards on a timely basis. To date, creative professionals have purchased Discreet's products for use in production and postproduction in the film and video industries and computer gaming. For the Discreet Segment to achieve sustained growth, the market for Discreet's product offerings must continue to develop. We must expand this market to include additional applications within the film and video industries, broadcast, games and the Internet, and develop new products for use in related markets. While we believe that the market recognition that Discreet achieved through sales of flame*, smoke*, flint*, frost*, inferno*, and fire* systems will facilitate our marketing efforts in new markets, the Discreet Segment may not be able to successfully develop and market systems and software for other markets, and, even if it does so, such systems and software may not be accepted at a rate, and in levels, sufficient to maintain growth. Further, the distribution channels, technical requirements, and levels and bases of competition in other markets are different than those in the Discreet's current market, so Discreet may not be able to compete favorably in those markets.

Independent firms and contractors have performed some of our product development activities, while other technologies are licensed from third parties. We generally either own or license the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who have developed products for us in the past, may not be able to provide development support to us in the future. Similarly, we may not be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could harm our business.

Our business strategy has historically depended in part on our relationships with third-party developers, who provide products that expand the functionality of our design software. Some developers may elect to support other products or otherwise experience disruption in product development and delivery cycles. In particular markets, this disruption could negatively impact these third-party developers and end users, which could harm our business. Further, increased merger and acquisition activity currently experienced in the technology industry could affect relationships with other third-party developers and thus harm operating results.

International Operations. We anticipate that international operations will continue to account for a significant portion of our consolidated revenues. Risks inherent in our international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties in staffing and managing foreign operations; longer collection cycles for accounts receivable; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business.

Our risk management strategy uses derivative financial instruments in the form of foreign currency option contracts and forward contracts for the purpose of hedging foreign currency market exposures, which exist as a part of our ongoing business operations. We do not enter into derivative contracts for the purpose of trading or speculative transactions. Our international results may also be impacted by general economic and political conditions in these foreign markets. These and other factors may adversely impact our future international operations and consequently on our business as a whole.

Dependence on Distribution Channels. We sell our software products primarily to distributors and value-added resellers, or VARs. Our ability to effectively distribute products depends in part upon the financial and business condition of our VAR network. Although we have not recently experienced any material problems with the financial viability of our VAR network, computer software dealers and distributors are typically not highly capitalized, have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet may impact our VAR network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in the first quarter of fiscal 2001, the loss of or a significant reduction in business with any one of our major international distributors or large U.S. resellers could harm our business.

Product Returns. With the exception of various European distributors, agreements with our VARs do not contain specific product-return privileges. However, we permit our VARs to return product in certain instances, generally during periods of product transition and during update cycles. We anticipate that product returns in future periods will continue to be impacted by product update cycles, new product releases and software quality.

We establish reserves, including reserves for stock balancing and product rotation. The reserve is based on estimated future returns of product and, after taking into account channel inventory levels, the timing of new product introductions and other factors. While we maintain strict measures to monitor channel inventories and to provide appropriate reserves, actual product returns may differ from our reserve estimates, and such differences could harm our business.

Intellectual Property. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. While we have received some revenues resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists, and software piracy can be expected to be a persistent problem. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps. Infringement or invalidity claims (or claims for indemnification resulting from infringement claims) may be asserted against us, and any such assertions could harm our business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

We also rely on certain software that we licenses from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which could harm our business.

Attraction and Retention of Employees. Our continued growth and success depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. Our ability to attract and retain employees is dependent on a number of factors including our continued ability to grant stock incentive awards. The growth of well-financed Internet start-up companies, particularly in the San Francisco Bay Area, may negatively impact our ability to recruit new personnel or retain existing personnel. The loss of key employees or inability to recruit new employees would negatively impact our business. In addition, we may experience increased compensation costs to attract and retain skilled personnel.

Impact of Year 2000. Prior to January 1, 2000, we completed our remediation and testing of systems for Year 2000 readiness. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology or other systems and believe those systems successfully responded to the Year 2000 date change.

Single European Currency. We are in the process of addressing the issues raised by the introduction of the Euro as of January 1, 1999 and during the transition period ending January 1, 2002. We will continue to modify the internal systems that will be affected by this conversion during fiscal 2001, and do not expect the costs of further system modifications to be material. We may not be able to complete such modifications to comply with Euro requirements, which could harm our business. We are currently evaluating the impact of the introduction of the Euro on our foreign exchange activities, functional currency designations, and pricing strategies in the new economic environment. In addition we face risks to the extent that banks and vendors upon whom we rely and their suppliers are unable to make appropriate modifications to support our operations with respect to Euro transactions. While we will continue to evaluate the impact of the Euro, we do not believe its introduction will harm our business.

Risks Associated with Acquisitions and Investments. We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, debt and equity investments, and the like. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, and the diversion of management's time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. We may not be successful in overcoming such risks and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause lack of linearity quarter to quarter in our operating results and financial condition.

We acquired Discreet with the expectation that the acquisition would result in beneficial synergies. The failure to achieve such synergies would likely harm our business. The future financial performance of the Discreet business unit will depend in part on the successful development, introduction, and customer acceptance of existing and new or enhanced products. In addition, for Discreet to achieve sustained growth, the market for its systems and software must continue to develop, and we must expand this market to include additional applications within the film, broadcast and video industries and Internet-related businesses and develop or acquire new products for use in related markets. We may not be successful in marketing the existing or new or enhanced products. In addition, as we enter new markets, distribution channels, technical requirements and competition may be different from those in our current markets, and we may not be able to compete favorably.

We periodically make investments in related Internet entities, such as Buzzsaw.com, Inc., which typically do not expect to earn significant revenues in the initial period of operations and which incur considerable start-up costs. Such investments may negatively impact our results of operations and financial condition.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $433.8 million at April 30, 2000, compared to $540.9 million at January 31, 2000. The primary uses of cash during the first quarter of fiscal 2001 were: the repurchase of 4.0 million shares of our common stock ($193.0 million), capital expenditures ($10.5 million), dividend payments ($3.5 million) and an additional investment in Buzzsaw.com ($17.5 million). The primary sources of cash were cash provided by operating activities ($38.5 million) and stock issuances resulting from our employee stock plans ($83.6 million).

In March 2000, we announced another plan to repurchase up to an additional 8.0 million shares of our common stock. The primary purpose of the stock repurchase programs is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time to facilitate short-term cash flow. At April 30, 2000, there were no borrowings outstanding under this agreement, which expires in January, 2001.

Principal commitments at April 30, 2000, consisted of obligations under operating leases for facilities.

We believe that our existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and longer-term cash requirements. Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase programs; investments in related Internet entities; and the acquisition of businesses, software products, or technologies complementary to our business.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments generally have maturities of less than three months, and the option contracts settle before the end of a quarterly period. The principal currencies hedged during the first quarter of the fiscal year were the Euro and the Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.


PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from the normal course of business activities. In addition, in March and April 2000, three class action complaints were filed against us and certain of our officers and directors, alleging violations of the Securities Exchange Act of 1934. The plaintiffs seek to act on behalf of purchasers of Autodesk common stock during the period between September 14, 1998 and May 4, 1999. We believe the complaints are without merit and intend to vigorously defend the actions.

In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows in a particular period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

     27.0 Financial Data Schedule for the quarter ended April 30, 2000

     Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended April 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 30, 2000
                             AUTODESK, INC.
                             (Registrant)

                             /S/  CAROL A. BARTZ
                             -------------------
                             Carol A. Bartz
                             Chairman, President and Chief Executive Officer

                             /S/  STEVE CAKEBREAD
                             --------------------
                             Steve Cakebread
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)