Form 10-Q
period 2000-07-31
AUTODESK INC
filed 2000-08-30
CIK 769397

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

For the quarterly period ended July 31, 2000

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

                      Yes  X                       No __
                          ---

As of July 31, 2000, there were approximately 57.6 million shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX

                                   PART I. FINANCIAL INFORMATION                          Page No.
                                                                                          --------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Statement of Operations
           Three and six months ended July 31, 2000 and 1999...........................      3

          Condensed Consolidated Balance Sheet
           July 31, 2000 and January 31, 2000..........................................      4

          Condensed Consolidated Statement of Cash Flows
           Six months ended July 31, 2000 and 1999.....................................      6

          Notes to Condensed Consolidated Financial Statements.........................      7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................     17

                                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................     17

Item 4.   Submission of Matters to a Vote of Security Holders..........................     18

Item 6.   Exhibits and Reports on Form 8-K.............................................     18

          Signatures...................................................................     18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                Three months ended                     Six months ended
                                                      July 31,                              July 31,
                                           --------------------------           -------------------------------
                                              2000            1999                 2000                 1999
                                           ----------      ----------           ----------           ----------
Net revenues                               $ 226,250       $ 202,945            $ 449,579            $ 397,884
                                           ---------       ---------            ---------            ---------

Costs and expenses:
 Cost of revenues                             38,579          39,614               74,727               72,022
 Marketing and sales                          71,004          82,023              141,154              162,168
 Research and development                     42,272          44,692               82,527               83,290
 General and administrative                   33,123          34,071               64,928               69,043
 Amortization of goodwill and
  purchased intangibles                        7,272           7,793               15,060               15,037
 Nonrecurring (credits) charges                    -               -                 (800)              21,781
                                           ---------       ---------            ---------            ---------

                                             192,250         208,193              377,596              423,341
                                           ---------       ---------            ---------            ---------
Income (loss) from operations                 34,000          (5,248)              71,983              (25,457)
Interest and other income, net                 4,301           5,820                7,274               10,316
                                           ---------       ---------            ---------            ---------
Income (loss) before income taxes             38,301             572               79,257              (15,141)
Provision for income taxes                   (12,234)           (183)             (25,339)              (1,614)
Equity in net loss of affiliate               (5,314)              -               (7,559)                   -
                                           ---------       ---------            ---------            ---------

Net income (loss)                          $  20,753       $     389            $  46,359            $ (16,755)
                                           =========       =========            =========            =========

Basic net income (loss) per share          $    0.36       $    0.01            $    0.79            $   (0.28)
                                           =========       =========            =========            =========

Diluted net income (loss) per share        $    0.35       $    0.01            $    0.77            $   (0.28)
                                           =========       =========            =========            =========

Shares used in computing basic net
 income (loss) per share                      57,752          60,845               58,397               59,890
                                           =========       =========            =========            =========

Shares used in computing diluted net
 income (loss) per share                      59,073          61,535               60,579               59,890
                                           =========       =========            =========            =========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (In thousands)

                                                                 July 31, 2000       January 31, 2000
                                                                 -------------       ----------------
                                                                  (Unaudited)            (Audited)
Current assets:
  Cash and cash equivalents                                         $  89,599            $ 108,641
  Marketable securities                                               159,436              250,290
  Accounts receivable, net                                            154,765              110,839
  Inventories                                                          15,280               19,264
  Deferred income taxes                                                30,574               27,670
  Prepaid expenses and other current assets                            23,805               28,555
                                                                    ---------            ---------

    Total current assets                                              473,459              545,259
                                                                    ---------            ---------
Marketable securities                                                 193,133              181,992

Computer equipment, furniture, and leasehold improvements,
 at cost:
  Computer equipment and furniture                                    158,589              142,528
  Leasehold improvements                                               21,667               22,723
  Less accumulated depreciation                                      (133,442)            (123,367)
                                                                    ---------            ---------
    Net computer equipment, furniture, and leasehold
     improvements                                                      46,814               41,884
Purchased technologies and capitalized software, net                   21,435               29,029
Goodwill, net                                                          61,277               75,489
Deferred income taxes                                                  29,981               27,818
Other assets                                                           18,109                5,855
                                                                    ---------            ---------

                                                                    $ 844,208            $ 907,326
                                                                    =========            =========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)

                                                     July 31, 2000        January 31, 2000
                                                   -----------------     ------------------
                                                      (Unaudited)             (Audited)
Current liabilities:
   Accounts payable                                    $    49,605           $    45,310
   Accrued compensation                                     45,970                50,448
   Accrued income taxes                                     95,270                88,006
   Deferred revenues                                        43,825                33,604
   Other accrued liabilities                                85,468                82,024
                                                       -----------           -----------
      Total current liabilities                            320,138               299,392
                                                       -----------           -----------


Deferred income taxes                                        4,078                 4,380
Other liabilities                                            1,240                 1,255
Commitments and contingencies


Stockholders' equity:
   Common stock and additional paid-in capital             514,996               561,814
   Accumulated other comprehensive loss                    (15,869)              (14,822)
   Deferred compensation                                    (1,128)               (1,338)
   Retained earnings                                        20,753                56,645
                                                       -----------           -----------
      Total stockholders' equity                           518,752               602,299
                                                       -----------           -----------
                                                       $   844,208           $   907,326
                                                       ===========           ===========

                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Six months ended
                                                                                       July 31,
                                                                           --------------------------------
                                                                              2000                  1999
                                                                           -----------           ----------
Operating activities
  Net income (loss)                                                        $   46,359            $  (16,755)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                              36,302                43,142
    Net loss on asset disposals                                                 1,381                   757
    Equity in net loss of affiliate                                             7,559                     -
    Charge for acquired in-process research and development                         -                 3,287
    Changes in operating assets and liabilities                                   604               (26,600)
                                                                           ----------            ----------
Net cash provided by operating activities                                      92,205                 3,831
                                                                           ----------            ----------

Investing activities
  Net maturities (purchases) of marketable securities                          80,808              (178,408)
  Capital expenditures                                                        (18,265)              (13,845)
  Business combinations, net of cash acquired                                       -               (25,642)
  Investments in unconsolidated entities                                      (22,800)                    -
  Other investing activities                                                    3,616                 2,810
                                                                           ----------            ----------
Net cash provided by (used in) investing activities                            43,359              (215,085)
                                                                           ----------            ----------

Financing activities
  Repayment of notes payable and borrowings                                      (214)                 (587)
  Repurchases of common stock                                                (233,528)                    -
  Proceeds from issuance of common stock, net of issuance costs                92,244               137,376
  Dividends paid                                                               (6,952)               (7,088)
                                                                           ----------            ----------
Net cash (used in) provided by financing activities                          (148,450)              129,701
                                                                           ----------            ----------

Effect of exchange rate changes on cash and cash equivalents                   (6,156)               (5,169)
Discreet Logic activity for the one month ended January 31, 1999                    -                   320
                                                                           ----------            ----------
Net decrease in cash and cash equivalents                                     (19,042)              (86,402)
Cash and cash equivalents at beginning of year                                108,641               258,941
                                                                           ----------            ----------
Cash and cash equivalents at end of period                                 $   89,599            $  172,539
                                                                           ==========            ==========

Supplemental cash flow information:
  Cash paid during the period for income taxes                             $    3,723            $   34,484
                                                                           ==========            ==========

                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Autodesk's fiscal 2000 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

2.   Recently Issued Accounting Standards
     ------------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Autodesk is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The SEC has indicated that they intend to issue additional written guidance to further supplement SAB 101. Autodesk is currently evaluating the impact of the proposed additional SAB 101 guidance on its required disclosures and accounting practices.

During the six months ended July 31, 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued specific accounting literature in response to a number of issues raised by the SEC related to accounting for Internet activities. This new literature, which addresses accounting for web site development costs, hosting revenues, sales incentives, and shipping and handling revenue and costs, is generally effective beginning in the third or fourth quarters of the current fiscal year. Autodesk is currently evaluating the impact of this literature on its financial statements and related disclosures.

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

3.   Net Income (Loss) Per Share
     ---------------------------

A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                    Three months ended               Six months ended
                                                          July 31,                       July 31,
                                                          --------                       --------
(In thousands)                                    2000            1999            2000             1999
                                                 ------          ------          ------           ------
Numerator:

Numerator for basic and diluted per
share amount -- net income (loss)              $20,753          $   389         $46,359          $(16,755)
                                               =======          =======         =======          ========

Denominator:

Denominator for basic  net income
(loss) per share -- weighted average
shares                                          57,752           60,845          58,397            59,890
Effect of dilutive common stock
options                                          1,321              690           2,182                 -
                                               -------          -------         -------          --------
Denominator for dilutive net income
(loss) per share                                59,073           61,535          60,579            59,890
                                               =======          =======         =======          ========

For the three months ended July 31, 2000 and 1999, options to purchase 5.5 million and 10.5 million shares, respectively, were excluded from the computation of diluted net income per share. For the six months ended July 31, 2000 options to purchase 3.4 million shares were excluded from the computation of diluted net income per share. These options were excluded because the options' exercise prices were greater than the average market prices of Autodesk's common stock during the respective periods.

For the six months ended July 31, 1999, all outstanding options were excluded from the computation of diluted net loss per share because Autodesk incurred a loss.

4.   Comprehensive Income (Loss)
     ---------------------------

Autodesk's total comprehensive income (loss) was as follows:

                                                    Three months ended               Six months ended
                                                          July 31,                       July 31,
                                                          --------                       --------
(In thousands)                                    2000            1999            2000             1999
                                                 ------          ------          ------           ------
Net income (loss)                               $20,753         $   389         $46,359         $(16,755)
Other comprehensive income (loss), net              826          (3,603)         (1,047)          (4,996)
                                                -------         -------         -------         --------
     Total comprehensive income (loss)          $21,579         $(3,214)        $45,312         $(21,751)
                                                =======         =======         =======         ========

5.   Investment in Affiliate -- Buzzsaw.com, Inc.
     --------------------------------------------

In April 2000, Autodesk invested an additional $17.5 million in Buzzsaw.com, Inc., an Internet start-up formed by Autodesk during the third quarter of fiscal 2000. Autodesk currently maintains approximately a 40 percent interest in Buzzsaw.com, and accounts for this investment under the equity method of accounting.

During the six months ended July 31, 2000, Autodesk recognized $7.6 million of losses, of which $5.3 million was recognized during the second quarter. These losses represent Autodesk's proportionate share of Buzzsaw.com's losses from April through July 2000. The carrying value of Autodesk's investment in Buzzsaw.com was $6.0 million at July 31, 2000, and is included in Other Assets in the Condensed Consolidated Balance Sheet.

6.   Restructuring Accruals
     ----------------------

The following table sets forth the activity during the six months ended July 31, 2000 associated with restructurings that occurred during fiscal 2000:

                                 Balance at                                                                Balance at
                                 February 1,                           Charges                              July 31,
(In thousands)                      2000             Additions         Utilized           Reversals           2000
                                 -----------       -------------     ------------       -------------    --------------
Employee termination costs        $  1,000              $   0          $  (343)            $  (300)          $   357
Office closure costs                   700                  0             (135)               (100)              465
Legal entity liquidations              500                  0              (58)               (200)              242
                                  --------              -----          -------             -------           -------
Total                             $  2,200              $   0          $  (536)            $  (600)          $ 1,064
                                  ========              =====          =======             =======           =======


The $0.6 million of reversals is included in Nonrecurring (Credits) Charges in the Condensed Consolidated Statement of Operations and was recognized during the first quarter. Certain accruals established in fiscal 2000 were settled for less than originally estimated.

7.   Segments
     --------

Autodesk's operating results have been aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment. Segment information involving the Geographic Information Systems Solutions Division ("GIS") and Autodesk Ventures was aggregated with the Design Solutions Division (collectively referred to in these financial statements as the "Design Solutions Segment"). The Design Solutions and GIS divisions have similar production processes, customer types and distribution methods. Autodesk Ventures' segment information is not material.

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by market group. Information concerning the operations of the reportable segments is as follows:

                                                   Three months ended                Six months ended
                                                        July 31,                         July 31,
                                                        --------                         --------
(In thousands)                                    2000            1999            2000             1999
                                                 ------          ------          ------           ------
Net revenues:
Design Solutions                                $176,228       $156,115        $ 353,237        $ 317,175
Discreet                                          50,022         46,830           96,342           80,709
                                                --------       --------        ---------        ---------
                                                $226,250       $202,945        $ 449,579        $ 397,884
                                                ========       ========        =========        =========

Income (loss) from operations:
Design Solutions                                $115,773       $ 68,990        $ 238,692        $ 145,896
Discreet                                           1,894          4,256            3,006          (20,452)
Unallocated amounts/1/                           (83,667)       (78,494)        (169,715)        (150,901)
                                                --------       --------        ---------        ---------
                                                $ 34,000       $ (5,248)       $  71,983        $ (25,457)
                                                ========       ========        =========        =========

/1/ Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.

8.   Stock Repurchase Program
     ------------------------

During the second quarter of fiscal 2001, Autodesk repurchased and retired 1.2 million shares of its common stock at an average repurchase price of $34.53 per share. During the first quarter of fiscal 2001, Autodesk repurchased and retired 4.0 million shares of its common stock at an average repurchase price of $48.06 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced by $156.2 million and $77.3 million, respectively.

In March 2000, Autodesk announced a plan to repurchase up to an additional 8.0 million shares of its common stock. The primary purpose of the stock repurchase program is to help offset the dilution to earnings per share caused by the issuance of stock under the employee stock plans.

Through a series of equity collar contracts that were entered into with a financial institution, Autodesk has the option to purchase and retire 1.8 million shares of its common stock. The underlying put and call options, which are at various prices and expire at various dates through December 2000, give Autodesk the choice of physical, cash and net share settlement methods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained below relating to markets for our products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, including "Risk Factors Which May Impact Future Operating Results," page 12, as well as factors set forth in our fiscal 2000 Annual Report on Form 10-K.

Results of Operations

Three Months Ended July 31, 2000 and 1999
-----------------------------------------

Net revenues. Our second quarter net revenues of $226.3 million increased from $202.9 million recognized in the second quarter of the prior fiscal year. The 11 percent increase reflects increases in net revenues in the Americas of 14 percent and in Asia/Pacific of 24 percent as compared to the same period in the prior fiscal year. Sales in Europe were approximately the same as in the prior fiscal quarter primarily as a result of unfavorable exchange rate movements. In addition, net revenues for the Discreet Segment increased 7 percent compared to the second quarter in the prior fiscal year. The overall increase in net revenues was primarily due to an increase in the sales of vertical products. Sales of AutoCAD and AutoCAD upgrades accounted for approximately 33 percent of our consolidated net revenues in the second quarter of fiscal year 2001 and 44 percent of our consolidated net revenues in the same period of fiscal year 2000.

The stronger value of the US dollar, relative to international currencies, had a negative impact on net revenues in the second quarter of the current fiscal year. Had the rates from the prior year been in effect in the second quarter of fiscal 2000, translated international revenue billed in local currencies would have been $5.0 million higher. International sales, including exports from the U.S., accounted for approximately 64 percent of our net revenues in the second quarter of fiscal year 2001 as compared to 65 percent in the same period of the prior fiscal year.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 3 percent of consolidated revenues in the second quarter of fiscal year 2001 and 4 percent in the second quarter of fiscal year 2000. We anticipate that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased from 20 percent of net revenues in the second quarter of the prior fiscal year to 17 percent of net revenues in the second quarter of the current fiscal year. This decrease is primarily due to lower material costs of $1.7 million, lower capitalized software amortization of $1.4 million, as well as reduced royalty costs of $0.8 million offset in part by increased employee-related expenses. Royalty costs declined as a result of the expiration of some of our royalty arrangements in fiscal 2000. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses decreased to 31 percent of net revenues in the second quarter of fiscal year 2001 from 40 percent of net revenues in the second quarter of fiscal year 2000. This decrease is partially due to lower employee-related expenses of $3.8 million and higher spending last year related to the launch of AutoCAD 2000. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Second quarter research and development expenses of $42.3 million decreased from $44.7 million recognized in the second quarter of the prior year. The reduction is primarily due to lower facilities costs of $1.6 million. We anticipate that research and development expenses will increase in future periods as a result of product development efforts by our market groups and incremental personnel costs.

General and administrative. General and administrative expenses were 15 percent of net revenues in the second quarter of fiscal year 2001 as compared to 17 percent of net revenues in the second quarter of the prior fiscal year. This reduction is primarily due to lower facilities costs of $0.9 million. We expect that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in our worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles for the three months ended July 31, 2000 decreased slightly as compared to the same period in the prior fiscal year due to some intangibles reaching the end of their estimated useful lives.

Interest and other income. Interest and other income, net was $4.3 million in the second quarter of fiscal year 2001 compared to $5.8 million in the corresponding period of the prior year. The decrease is related to lower investment balances resulting from cash used for share repurchase activity.

Provision for income taxes. Our effective income tax rate was 32 percent for the second quarter of fiscal 2001 and 2000. Consistent with last year, the effective tax rate for the second quarter of fiscal 2001 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. The $5.3 million equity in net loss of affiliate represents our proportionate share of Buzzsaw.com's May through July 2000 losses. We expect our equity in net losses of Buzzsaw.com to continue to be significant in the remaining quarters of the current fiscal year.

Six Months Ended July 31, 2000 and 1999
---------------------------------------

Net revenues. Our net revenues for the six months ended July 31, 2000 of $449.6 million increased from $397.9 million recognized in the same period of the prior fiscal year. Increases in the Americas net revenues of 20 percent as well as a 28 percent increase in Asia/Pacific more than offset a decrease of 3 percent in net revenues in Europe, as compared to the same period in the prior fiscal year. The decrease in European net revenues was primarily caused by unfavorable exchange rate movements. Net revenues for the Discreet Segment increased 19 percent compared to the same period in the prior fiscal year. The overall increase in net revenues was primarily due to an increase in the sales of vertical products and sales of VISION* Solutions, or VISION, which was acquired on April 22, 1999. Sales of AutoCAD and AutoCAD upgrades accounted for approximately 33 percent of our consolidated net revenues in the first six months of fiscal 2001 and 45 percent of our consolidated net revenue in the first six months of fiscal 2000.

The stronger value of the US dollar, relative to international currencies, had a negative impact on net revenues in the first six months of the current fiscal year. Had the rates from the prior year been in effect in the six months ended July 31, 2000 translated international revenue billed in local currencies would have been $9.2 million higher.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues decreased slightly from 18 percent of net revenues in the six months ended July 31, 1999 to 17 percent of net revenues for the six months ended July 31, 2000. This decrease is primarily due to reduced royalty costs of $2.7 million that resulted from the expiration of some of our royalty arrangements in fiscal 2000 and reduced software amortization costs. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses decreased to 31 percent of net revenues in the six months ended July 31, 2000 from 41 percent of net revenues in the same period of the prior fiscal year. This decrease is partially due to lower employee-related expenses of $7.6 million. Additionally, during the six months ended July 31, 1999, we incurred advertising and promotion costs related to the March 1999 launch of AutoCAD 2000. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses decreased to $82.5 million in the six months ended July 31, 2000 from $83.3 million recognized in the same period of the prior fiscal year. Lower facilities costs were offset by additional spending by acquired businesses. We anticipate that research and development expenses will increase in future periods as a result of product development efforts by our market groups and incremental personnel costs.

General and administrative. General and administrative expenses were 14 percent of net revenues in the first six months of fiscal 2001 as compared to 17 percent of net revenues in the same period of the prior fiscal year. This reduction is primarily due to lower employee-related spending and lower spending related to information systems. We expect that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in our worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles for the six months ended July 31, 2000 increased slightly as compared to the same period in the prior fiscal year.

Nonrecurring (credits) charges. During the first six months of fiscal 2001, we reversed $0.8 million related to one-time accruals established in fiscal 2000. Of the $0.8 million, $0.6 million related to restructuring accruals established in fiscal 2000. The accruals were settled for less than originally estimated. During the six months ended July 31, 1999, we recognized $21.8 million of nonrecurring charges related to the acquisitions of Discreet Logic Inc. and VISION.

Interest and other income. Interest and other income, net was $7.3 million in the first six months of fiscal 2001 compared to $10.3 million in the corresponding period of the prior year. The decrease is related to lower investment balances resulting from cash used for share repurchase activity.

Provision for income taxes. Our effective income tax rate was 32 percent for the first half of fiscal 2001 and 2000. Consistent with last year, the effective tax rate for the first half of fiscal 2001 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. The $7.6 million equity in net loss of affiliate represents our proportionate share of Buzzsaw.com's April through July 2000 losses. During April 2000, we invested an additional $17.5 million in Buzzsaw.com, an Internet start-up we formed during the third quarter of fiscal 2000. We expect our equity in net losses of Buzzsaw.com to continue to be significant in the remaining quarters of the current fiscal year.

Risk Factors Which May Impact Future Operating Results

We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

You should carefully consider these risks before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely impacted. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Fluctuations in quarterly operating results. At various times, we experience fluctuations in our quarterly operating results. These fluctuations are caused by numerous factors including, among other things, the timing of the introduction of new products by us or our competitors, increases in personnel, changes in marketing or operating expenses, changes in product pricing or product mix, delays in product releases, competitive factors, and general economic conditions.

In addition, we have experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. In particular, our operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Within Discreet, a limited number of system sales may account for a substantial percentage of Discreet's quarterly revenue because of the high average sales price of products and the timing of purchase orders. Historically, Discreet has generally experienced greater revenues during the period following the completion of the annual National Association of Broadcasters trade show, which typically is held in April. In addition, the timing of revenue is influenced by other factors, including the timing of individual orders and shipments, introduction of new products, other industry trade shows, competition, seasonal customer buying patterns, changes in customer buying patterns in response to platform changes and changes in product development, and sales and marketing expenditures.

Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our business.

Shortfalls in our revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock. Moreover, our stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to our performance.

Product Concentration. We derive a substantial portion of our revenues from sales of AutoCAD software, AutoCAD upgrades, and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, would likely harm our business.

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

We believe that the principal factors affecting competition in our markets are product reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price, and training.

In addition, the availability of third-party application software is a competitive factor within the CAD market. We believe that we compete favorably in these areas and that our competitive position depends, in part, upon our continued ability to enhance existing products and to develop and market new products.

Product Development and Introduction. Rapid technological change as well as changes in customer requirements and preferences characterize the software industry. The software products we offer are internally complex, and despite extensive testing and quality control, may contain errors or defects. Defects or errors may occur in future releases of AutoCAD or other software products we offer. These defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which could harm our business.

We believe that our future results depend largely upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training. Additionally, increased competition in the market for design, drafting, mapping, or multimedia software products could also harm our business and consolidated results of operations. More specifically, gross margins may be adversely affected if our sales of low-end CAD products and AutoCAD upgrades, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

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

International Operations. We anticipate that international operations will continue to account for a significant portion of our consolidated revenues. Risks inherent in our international operations include the following unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign operations, longer collection cycles for accounts receivable, potential changes in tax laws, greater difficulty in protecting intellectual property, and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business.

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

Dependence on Distribution Channels. We sell our software products primarily to distributors and value-added resellers, or VARs. Our ability to effectively distribute products depends in part upon the financial and business condition of our VAR network. Although we have not recently experienced any material problems with the financial viability of our VAR network, computer software dealers and distributors are typically not highly capitalized, have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet may impact our VAR network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in the second quarter of fiscal 2001, the loss of or a significant reduction in business with any one of our major international distributors or large U.S. resellers could harm our business.

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

We establish reserves, including reserves for stock balancing and product rotation. These reserves are based on estimated future returns of product and, after taking into account channel inventory levels, the timing of new product introductions and other factors. While we maintain strict measures to monitor channel inventories and to provide appropriate reserves, actual product returns may differ from our reserve estimates, and such differences could harm our business.

Intellectual Property. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. While we have recovered some revenues resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists, and software piracy can be expected to be a persistent problem. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps. Infringement, invalidity claims, or misappropriation claims may be asserted against us, and any such assertions could harm our business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

We also rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which could harm our business.

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

We acquired Discreet with the expectation that the acquisition would result in beneficial synergies. The failure to achieve such synergies would likely harm our business. The future financial performance of the Discreet Segment will depend in part on the successful development, introduction, and customer acceptance of existing and new or enhanced products. In addition, for Discreet to achieve sustained growth, the market for its systems and software must continue to develop, and we must expand this market to include additional applications within the film, broadcast and video industries and Internet-related businesses and develop or acquire new products for use in related markets. We may not be successful in marketing the existing or new or enhanced products. In addition, as we enter new markets, distribution channels, technical requirements and competition may be different from those in our current markets, and we may not be able to compete favorably.

We periodically make investments in related Internet entities, such as Buzzsaw.com, Inc., which typically do not expect to earn significant revenues in the initial period of operations and which incur considerable start-up costs. Such investments may negatively impact our results of operations and financial condition.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $442.2 million at July 31, 2000, compared to $540.9 million at January 31, 2000. The primary uses of cash during the first six months of fiscal 2001 were: the repurchase of 5.2 million shares of our common stock ($233.5 million), capital expenditures ($18.3 million), dividend payments ($7.0 million) and an additional investment in Buzzsaw.com ($17.5 million). The primary sources of cash were cash provided by operating activities ($92.2 million) and stock issuances resulting from our employee stock plans ($92.2 million).

In March 2000, we announced another plan to repurchase up to an additional 8.0 million shares of our common stock. The primary purpose of the stock repurchase programs is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time to facilitate short-term cash flow. At July 31, 2000, there were no borrowings outstanding under this agreement, which expires in January 2001.

Principal commitments at July 31, 2000, consisted of obligations under operating leases for facilities.

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

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments generally have maturities of less than three months, and the option contracts settle before the end of a quarterly period. The principal currencies hedged during the first and second quarter of the fiscal year were the Euro and the Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A: "Quantitative and Qualitative Disclosures About Market Risk" to our 2000 Annual Report on Form 10-K, which is incorporated herein by reference.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from the normal course of business activities. In addition, in March and April 2000, three class action complaints were filed against us and certain of our officers and directors, alleging violations of the Securities Exchange Act of 1934. The plaintiffs seek to act on behalf of purchasers of Autodesk common stock during the period between September 14, 1998 and May 4, 1999 and are seeking unspecified damages. We believe the complaints are without merit and intend to vigorously defend the actions.

In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 22, 2000, the following individuals were elected to the Board of Directors:

                                                   Votes For           Votes Withheld
                                                   ---------           --------------
   Carol A. Bartz                                 50,350,487                  281,296
   Mark A. Bertelsen                              49,536,780                1,095,003
   Crawford W. Beveridge                          50,383,234                  248,549
   J. Hallam Dawson                               50,379,628                  252,155
   Per-Kristian Halvorsen                         50,335,743                  296,040
   Paul S. Otellini                               50,386,916                  244,867
   Mary Alice Taylor                              50,364,032                  267,751
   Larry Wangberg                                 50,381,353                  250,430

The following proposals were approved at our Annual Meeting:

                                                  Affirmative    Negative     Votes
                                                     Votes         Votes     Withheld
                                                     -----         -----     --------
   1.  Approve the 2000 Directors' Option Plan.   37,166,184    13,233,806    231,793
   2.  Ratify the appointment of Ernst & Young
       LLP as independent auditors for the
       fiscal year ending January 31, 2001.       50,470,888        32,985    127,910

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits
       --------

       27.0 Financial Data Schedule for the period ended July 31, 2000

       Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the quarter ended July 31, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 30, 2000
                             AUTODESK, INC.
                             (Registrant)

                             /s/ Carol A. Bartz
                             ------------------
                             Carol A. Bartz
                             Chairman, President and Chief Executive Officer

                             /s/ Steve Cakebread
                             -------------------
                             Steve Cakebread
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)