Form 10-Q
period 2000-10-31
AUTODESK INC
filed 2000-12-14
CIK 769397

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                --------------
                                   FORM 10-Q
                                --------------


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

For the quarterly period ended October 31, 2000

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

                     Yes     X                   No  _____
                           -----

As of November 30, 2000, there were approximately 56.4 million shares of the Registrant's Common Stock outstanding.


================================================================================

                                AUTODESK, INC.


                                     INDEX

                                      PART I.  FINANCIAL INFORMATION                             Page No.
                                                                                                 --------
Item 1.         Condensed Consolidated Financial Statements:

                Condensed Consolidated Statements of Operations
                 Three and nine months ended October 31, 2000 and 1999...........................    2

                Condensed Consolidated Balance Sheets
                 October 31, 2000 and January 31, 2000...........................................    3

                Condensed Consolidated Statements of Cash Flows
                 Nine months ended October 31, 2000 and 1999.....................................    5

                Notes to Condensed Consolidated Financial Statements.............................    6

Item 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations......................................................    10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk......................    17



                                        PART II. OTHER INFORMATION


Item 1.         Legal Proceedings...............................................................    18

Item 5.         Other Information...............................................................    18

Item 6.         Exhibits and Reports on Form 8-K................................................    18

                Signatures......................................................................    18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three months ended                 Nine months ended
                                                       October 31,                        October 31,
                                               -----------------------------      -----------------------------
                                                  2000             1999              2000             1999
                                               ------------     ------------      ------------     ------------
Net revenues                                    $ 221,849        $ 202,072         $ 671,428        $ 599,956
                                               ------------     ------------      ------------     ------------

Costs and expenses:

    Cost of revenues                               37,884           35,220           112,611          107,242

    Marketing and sales                            73,978           75,439           215,132          237,607

    Research and development                       42,658           41,151           125,185          124,441

    General and administrative                     32,387           32,168            97,315          101,210

    Amortization of goodwill and
      purchased intangibles                         5,856            7,801            20,916           22,838

    Nonrecurring (credits) charges                   (434)          14,728            (1,234)          36,510
                                               ------------     ------------      ------------     ------------

                                                  192,329          206,507           569,925          629,848
                                               ------------     ------------      ------------     ------------

Income (loss) from operations                      29,520           (4,435)          101,503          (29,892)

Interest and other income, net                      6,372            6,482            13,646           16,798
                                               ------------     ------------      ------------     ------------

Income (loss) before income taxes                  35,892            2,047           115,149          (13,094)

Provision for income taxes                        (11,485)            (654)          (36,824)          (2,268)

Equity in net loss of affiliate                    (5,896)               -           (13,455)               -
                                               ------------     ------------      ------------     ------------

Net income (loss)                               $  18,511        $   1,393         $  64,870        $ (15,362)
                                               ============     ============      ============     ============

Basic net income (loss) per share               $    0.33        $    0.02         $    1.12        $   (0.25)
                                               ============     ============      ============     ============

Diluted net income (loss) per share             $    0.32        $    0.02         $    1.09        $   (0.25)
                                               ============     ============      ============     ============

Shares used in computing basic net
  income (loss) per share                          56,681           61,157            57,825           60,300
                                               ============     ============      ============     ============

Shares used in computing diluted net
  income (loss) per share                          57,073           61,482            59,319           60,300
                                               ============     ============      ============     ============

                            See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                   October 31, 2000       January 31, 2000
                                                                   ------------------     -----------------
                                                                      (Unaudited)            (Audited)
Current assets:

    Cash and cash equivalents                                      $          95,900      $         108,641

    Marketable securities                                                    147,003                250,290

    Accounts receivable, net                                                 150,495                110,839

    Inventories                                                               18,070                 19,264

    Deferred income taxes                                                     25,558                 27,670

    Prepaid expenses and other current assets                                 27,506                 28,555
                                                                   -----------------      -----------------

        Total current assets                                                 464,532                545,259
                                                                   -----------------      -----------------

Marketable securities                                                        190,593                181,992

Computer equipment, furniture, and leasehold improvements, at cost:

    Computer equipment and furniture                                         161,600                142,528

    Leasehold improvements                                                    23,042                 22,723

    Less accumulated depreciation                                           (137,324)              (123,367)
                                                                   -----------------      -----------------

        Net computer equipment, furniture, and leasehold
          improvements                                                        47,318                 41,884

Purchased technologies and capitalized software, net                          18,076                 29,029

Goodwill, net                                                                 56,080                 75,489

Deferred income taxes                                                         41,157                 27,818

Other assets                                                                  12,188                  5,855
                                                                   -----------------      -----------------

                                                                   $         829,944      $         907,326
                                                                   =================      =================

                             See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                   October 31, 2000       January 31, 2000
                                                                   ------------------     -----------------
                                                                      (Unaudited)            (Audited)
Current liabilities:

    Accounts payable                                               $          47,750      $          45,310

    Accrued compensation                                                      45,252                 50,448

    Accrued income taxes                                                     105,340                 88,006

    Deferred revenues                                                         45,830                 33,604

    Other accrued liabilities                                                 78,912                 82,024
                                                                   -----------------      -----------------

        Total current liabilities                                            323,084                299,392
                                                                   -----------------      -----------------



Deferred income taxes                                                          4,043                  4,380

Other liabilities                                                              1,284                  1,255

Commitments and contingencies



Minority interest                                                             13,730                      -



Stockholders' equity:

    Common stock and additional paid-in capital                              473,004                561,814

    Accumulated other comprehensive loss                                     (18,741)               (14,822)

    Deferred compensation                                                       (927)                (1,338)

    Retained earnings                                                         34,467                 56,645
                                                                   -----------------      -----------------

        Total stockholders' equity                                           487,803                602,299
                                                                   -----------------      -----------------

                                                                   $         829,944      $         907,326
                                                                   =================      =================



                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Nine months ended
                                                                                    October 31,
                                                                           -------------------------------
                                                                               2000              1999
                                                                           -------------     -------------
Operating activities
   Net income (loss)                                                       $    64,870       $   (15,362)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              52,498            61,171
     Net loss on asset disposals                                                 1,570             3,240
     Equity in net loss of affiliate                                            13,455                 -
     Charge for acquired in-process research and development                         -             3,287
     Changes in operating assets and liabilities                                (3,854)          (22,640)
                                                                           -------------     -------------
Net cash provided by operating activities                                      128,539            29,696
                                                                           -------------     -------------

Investing activities
   Net maturities (purchases) of marketable securities                          96,206          (197,675)
   Capital expenditures                                                        (24,911)          (16,395)
   Business combinations, net of cash acquired                                       -           (25,642)
   Investments in unconsolidated entities                                      (23,800)                -
   Other investing activities                                                    6,769             5,345
                                                                           -------------     -------------
Net cash provided by (used in) investing activities                             54,264          (234,367)
                                                                           -------------     -------------

Financing activities
   Repayment of notes payable and borrowings                                      (221)             (587)
   Repurchases of common stock                                                (292,744)                -
   Proceeds from issuance of common stock, net of issuance costs               107,029           146,239
   Dividends paid                                                              (10,333)          (11,000)
   Minority interest                                                            13,957                 -
                                                                           -------------     -------------
Net cash (used in) provided by financing activities                           (182,312)          134,652
                                                                           -------------     -------------

Effect of exchange rate changes on cash and cash equivalents                   (13,232)           (6,048)
Discreet Logic activity for the one month ended January 31, 1999                     -               320
                                                                           -------------     -------------
Net decrease in cash and cash equivalents                                      (12,741)          (75,747)
Cash and cash equivalents at beginning of year                                 108,641           258,941
                                                                           -------------     -------------
Cash and cash equivalents at end of period                                 $    95,900       $   183,194
                                                                           =============     =============

Supplemental cash flow information:
   Cash paid during the period for income taxes                            $     9,184       $    40,333
                                                                           =============     =============

                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Autodesk's fiscal 2000 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

2.   Recently Issued Accounting Standards
     ------------------------------------

Beginning in March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued specific accounting guidance in response to a number of issues raised by the Securities and Exchange Commission (SEC) related to accounting for Internet activities. This new guidance, which includes the accounting for Web site development costs, hosting revenues, sales incentives, and the classification of shipping and handling fees and costs, takes effect at various times during the third and fourth quarters of fiscal 2001. Management believes that the adoption of this new guidance will not have a material effect on Autodesk's financial position, results of operations, or classification of net revenues and costs.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Autodesk will adopt SAB 101 in the fourth quarter of fiscal 2001. Management believes that Autodesk's practices and policies are in compliance with SAB 101.

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Autodesk will adopt SFAS 133 in the first quarter of fiscal 2002. Upon adoption, Autodesk will be required to adjust hedging instruments to fair value on the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Management continues to evaluate the impact of SFAS 133 on its financial statements and related disclosures. Had Autodesk adopted the provisions of SFAS 133 during the quarter ended October 31, 2000, the impact to its financial position and results of operations would not have been material.

3.   Net Income (Loss) Per Share
     ---------------------------

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts:

                                                              Three months ended          Nine months ended
                                                                  October 31,                October 31,
                                                                  -----------                -----------
(In thousands)                                                2000          1999           2000       1999
                                                              ----          ----           ----       ----
Numerator:
Numerator for basic and diluted per share amount -- net
income (loss)                                                $ 18,511    $  1,393        $ 64,870  $ (15,362)
                                                             ========    ========        ========  =========
Denominator:
Denominator for basic net income (loss) per share --
weighted average shares                                        56,681      61,157          57,825     60,300
Effect of dilutive common stock options                           392         325           1,494          -
                                                             --------    --------        --------  ---------
Denominator for dilutive net income (loss) per share           57,073      61,482          59,319     60,300
                                                             ========    ========        ========  =========

For the three months ended October 31, 2000 and 1999, options to purchase 10.3 million and 15.2 million shares, respectively, were excluded from the computation of diluted net income per share. For the nine months ended October 31, 2000 options to purchase 5.3 million shares were excluded from the computation of diluted net income per share. These options were excluded because the options' exercise prices were greater than the average market prices of Autodesk's common stock during the respective periods.

For the nine months ended October 31, 1999, all outstanding options were excluded from the computation of diluted net loss per share because Autodesk incurred a loss.

4.   Comprehensive Income (Loss)
     ---------------------------

Autodesk's total comprehensive income (loss) was as follows:

                                                Three months ended              Nine months ended
                                                    October 31,                    October 31,
                                                    -----------                    -----------
(In thousands)                                 2000            1999           2000             1999
                                               ----            ----           ----             ----
Net income (loss)                            $ 18,511        $  1,393      $ 64,870        $  (15,362)
Other comprehensive income (loss), net         (2,872)          3,479        (3,919)           (1,517)
                                             --------        --------      --------        ----------
     Total comprehensive income (loss)       $ 15,639        $  4,872      $ 60,951        $  (16,879)
                                             ========        ========      ========        ==========

5.   Investment in Affiliate -- Buzzsaw.com, Inc.
     --------------------------------------------

In April 2000, Autodesk invested an additional $17.5 million in Buzzsaw.com, Inc., which was formed by Autodesk during the third quarter of fiscal
2000. Autodesk currently maintains approximately a 40 percent interest in Buzzsaw.com, and accounts for this investment under the equity method of accounting.

During the nine months ended October 31, 2000, Autodesk recognized $13.5 million of losses, of which $5.9 million was recognized during the third quarter. These losses represent Autodesk's proportionate share of Buzzsaw.com's losses from April through October 2000. The carrying value of Autodesk's investment in Buzzsaw.com was $0.1 million at October 31, 2000, and is included in Other Assets in the Condensed Consolidated Balance Sheet.

6.   Minority Interest - RedSpark, Inc.
     ----------------------------------

In April 2000, Autodesk formed RedSpark, Inc. In October 2000, RedSpark received $14.0 million of third party venture funding. Autodesk currently maintains a majority interest in RedSpark, and consolidates RedSpark's financial position and results of operations.

The minority interest at October 31, 2000 represents equity funding received by RedSpark from third party investors, net of allocated losses for the month of October.

7.   Restructuring Accruals
     ----------------------

The following table sets forth the activity during the nine months ended October 31, 2000 associated with restructurings that occurred during fiscal 2000:

                                 Balance at                                                  Balance at
                                 February 1,                    Charges                        October
(In thousands)                      2000        Additions      Utilized        Reversals      31, 2000
                                -------------  -----------   ------------     -----------   ------------
Employee termination costs      $       1,000  $        0    $       (395)    $      (428)  $       177
Office closure costs                      700           0            (319)           (281)          100
Legal entity liquidations                 500           0             (61)           (325)          114
                                -------------  ----------    ------------    ------------   -----------
Total                           $       2,200  $        0    $       (775)    $    (1,034)  $       391
                                =============  ==========    ============     ===========   ===========

The $1.0 million of reversals is included in Nonrecurring (Credits) Charges in the Condensed Consolidated Statement of Operations. Of this amount, $0.4 million was recognized during the third quarter. Certain accruals established in fiscal 2000 were settled for less than originally estimated.

8.   Segments
     --------

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

The Design Solutions Segment derives revenues from the sale of design software products for professionals, occasional users or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users.

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment. Information concerning the operations of the reportable segments is as follows:

                                  Three months ended        Nine months ended
                                     October 31,               October 31,
                                     -----------               -----------
(In thousands)                    2000         1999         2000         1999
                                  ----         ----         ----         ----
Net revenues:
Design Solutions               $ 171,520    $ 156,185    $ 524,756   $ 473,360
Discreet                          50,329       45,887      146,672     126,596
                               ---------    ---------    ---------   ---------
                               $ 221,849    $ 202,072    $ 671,428   $ 599,956
                               =========    =========    =========   =========

Income (loss) from operations:

Design Solutions               $ 112,472    $  73,925    $ 375,911   $ 219,821
Discreet                           8,004        5,289       18,410     (15,163)
Unallocated amounts/1/           (90,956)     (83,649)    (292,818)   (234,550)
                               ---------    ---------    ---------   ---------
                               $  29,520    $  (4,435)   $ 101,503   $ (29,892)
                               =========    =========    =========   =========

/1/ Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.

9.   Stock Repurchase Program
     ------------------------

The Board of Directors has approved a plan to repurchase up to 16.0 million shares of Autodesk's common stock. Of these 16.0 million shares, 10.1 million have been repurchased as of October 31, 2000. The primary purpose of the stock repurchase program is to help offset the dilution to earnings per share caused by the issuance of stock under the employee stock plans.

During the nine months ended October 31, 2000, Autodesk repurchased and retired
7.2 million shares of its common stock, of which 2.0 million shares were repurchased and retired during the third quarter at an average repurchase price of $29.13 per share. As a result of the stock repurchase activity during the past nine months, common stock and additional paid-in capital and retained earnings were reduced by $214.0 million and $78.8 million, respectively.

Through a series of equity collar contracts that were entered into with a financial institution, Autodesk has the option to purchase and retire 1.2 million shares of its common stock. The underlying put and call options, which are at various prices and expire in December 2000, give Autodesk the choice of physical, cash and net share settlement methods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained below relating to markets for our products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, including "Risk Factors Which May Impact Future Operating Results" as well as factors set forth in our fiscal 2000 Annual Report on Form 10-K.

Results of Operations

Three Months Ended October 31, 2000 and 1999
--------------------------------------------

Net revenues. Our net revenues for the third quarter were $221.8 million, as compared to $202.1 million in the third quarter of the prior fiscal year. The 10 percent growth reflected increased net revenues in the Americas of 16 percent and in Asia/Pacific of 20 percent as compared to the same period in the prior fiscal year. Sales in Europe declined 4 percent as compared to the same period in the prior fiscal year, primarily as a result of unfavorable exchange rate movements. In addition, net revenues for the Discreet Segment increased 10 percent compared to the third quarter in the prior fiscal year. The net revenues for the Design Solutions Segment also increased 10 percent compared to the third quarter in the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which were reflected in the net revenues for the Design Solutions Segment, accounted for approximately 33 percent of our consolidated net revenues in the third quarter of fiscal 2001 and 32 percent of our consolidated net revenues in the same period of fiscal 2000.

The stronger value of the US dollar, relative to international currencies, had a negative impact on net revenues in the third quarter of the current fiscal year. Had the rates from the prior year been in effect in the third quarter of fiscal 2000, translated international revenue billed in local currencies would have been $10.0 million higher. We believe that unfavorable exchange rates will continue to have a negative impact on next quarter's net revenues. International sales, including exports from the U.S., accounted for approximately 64 percent of our net revenues in the third quarter of fiscal 2001 as compared to 61 percent in the same period of the prior fiscal year.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues. Product returns as a percentage of revenues have historically ranged from two to six percent quarterly. The level of product returns is impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues remained constant at 17 percent of net revenues for both the third quarter of the current and prior fiscal year. Cost of revenues for the third quarter of the current fiscal year reflected lower royalty and software amortization costs of $2.0 million offset by higher professional fees, material costs, and employee-related expenses. Royalty costs declined as a result of the expiration of some of our royalty arrangements in fiscal 2000. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 33 percent of net revenues in the third quarter of fiscal 2001 as compared to 37 percent of net revenues in the third quarter of fiscal 2000. This difference was partially due to lower advertising and promotion expenses and spending related to product launches, totaling $3.1 million, offset in part by higher employee-related expenses. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses were $42.7 million in the third quarter of fiscal 2001 as compared to $41.2 million in the third quarter of the prior year. The difference was primarily due to higher employee related costs. We anticipate that research and development expenses will increase in future periods as a result of product development efforts by our market groups and incremental personnel costs.

General and administrative. General and administrative expenses were 15 percent of net revenues in the third quarter of fiscal 2001 as compared to 16 percent of net revenues in the third quarter of the prior fiscal year. This difference was primarily due to lower professional fees and depreciation costs, partially offset by higher employee-related costs. We expect that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in our worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $5.9 million in the third quarter of fiscal 2001 as compared to $7.8 million in the third quarter of the prior year due to some intangibles reaching the end of their estimated useful lives.

Nonrecurring (credits) charges. During the third quarter of fiscal 2001, we reversed $0.4 million related to restructuring accruals established in fiscal 2000. The accruals were settled for less than originally estimated. During the quarter ended October 31, 1999, we recognized $14.7 million of nonrecurring charges related to restructuring activity.

Interest and other income. Interest and other income, net was $6.4 million in the third quarter of fiscal 2001 compared to $6.5 million in the corresponding period of the prior year. The slight difference was related to lower investment balances resulting from cash used for share repurchase activity.

Provision for income taxes. Our effective income tax rate was 32 percent for the third quarters of both fiscal 2001 and 2000. Consistent with last year, the effective tax rate for the third quarter of fiscal 2001 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. The $5.9 million equity in net loss of affiliate represents our proportionate share of Buzzsaw.com's August through October 2000 losses. We expect our equity in net losses of Buzzsaw.com to continue to be significant in the remaining quarter of the current fiscal year.

RedSpark, Inc. During the second quarter of fiscal 2001, we formed RedSpark, Inc. Autodesk currently maintains a majority interest in RedSpark, and as such the financial position and results of operations of RedSpark are consolidated and included within the operating expense categories of our statement of operations. We expect to continue to consolidate RedSpark through the end of the current fiscal year and expect losses next quarter to be significant. The extent of our exposure to RedSpark's results of operations is dependent upon Autodesk's future level of ownership interest, which will depend on the amount of RedSpark equity issued to other investors in the future.

Nine Months Ended October 31, 2000 and 1999
-------------------------------------------

Net revenues. Our net revenues for the nine months ended October 31, 2000 were $671.4 million, as compared to $600.0 million in the same period of the prior fiscal year. Increases in the Americas net revenues of 18 percent and increases in Asia/Pacific's net revenues of 25 percent more than offset a decrease of 3 percent in net revenues in Europe, as compared to the same period in the prior fiscal year. The decrease in European net revenues was primarily caused by unfavorable exchange rate movements. Net revenues for the Discreet Segment increased 16 percent compared to the same period in the prior fiscal year. The net revenues for the Design Solutions Segment increased 11 percent compared to the same period in the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which were reflected in the net revenues for the Design Solutions Segment, accounted for approximately 32 percent of our consolidated net revenues in the first nine months of fiscal 2001 and 39 percent of our consolidated net revenues in the first nine months of fiscal 2000.

The stronger value of the US dollar, relative to international currencies, had a significant negative impact on net revenues in the first nine months of the current fiscal year.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 3 percent of consolidated revenues during the nine months ended October 31, 2000 as compared to 5 percent during the same period last year. We anticipate that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues were 17 percent of net revenues in the nine months ended October 31, 2000 as compared to 18 percent of net revenues for the nine months ended October 31, 1999. This difference was primarily due to reduced royalty costs of $3.8 million that resulted from the expiration of some of our royalty arrangements in fiscal 2000 and reduced software amortization costs, offset in part by higher employee-related expenses and professional fees. Cost of revenues as a percentage of net revenues has been and may continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 32 percent of net revenues in the nine months ended October 31, 2000 compared to 40 percent of net revenues in the same period of the prior fiscal year. This difference was partially due to lower employee-related expenses of $6.2 million. Additionally, during the nine months ended October 31, 1999, we incurred advertising and promotion costs related to the March 1999 launch of AutoCAD 2000. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses were $125.2 million in the nine months ended October 31, 2000 compared to $124.4 million in the same period of the prior fiscal year. Lower facilities costs were offset by additional spending by acquired businesses. We anticipate that research and development expenses will increase in future periods as a result of product development efforts by our market groups and incremental personnel costs.

General and administrative. General and administrative expenses were 14 percent of net revenues in the first nine months of fiscal 2001 as compared to 17 percent of net revenues in the same period of the prior fiscal year. This difference was primarily due to lower employee-related spending and lower spending related to information systems. We expect that general and administrative expenses will continue to be significant in future periods to support spending on infrastructure, including continued investment in our worldwide information systems.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $20.9 million for the nine months ended October 31, 2000 as compared to $22.8 million for the same period in the prior fiscal year due to some intangibles reaching the end of their estimated useful lives. We expect amortization of goodwill and purchased intangibles to continue to decline in future periods.

Nonrecurring (credits) charges. During the first nine months of fiscal 2001, we reversed $1.2 million related to one-time accruals established in fiscal 2000. Of the $1.2 million, $1.0 million related to restructuring accruals established in fiscal 2000. The accruals were settled for less than originally estimated. During the nine months ended October 31, 1999, we recognized $36.5 million of nonrecurring charges related to restructuring activity and the acquisitions of Discreet Logic Inc. and VISION* Solutions.

Interest and other income. Interest and other income, net was $13.6 million in the first nine months of fiscal 2001 compared to $16.8 million in the corresponding period of the prior year. The difference was related to lower investment balances resulting from cash used for share repurchase activity.

Provision for income taxes. Our effective income tax rate was 32 percent for the first three quarters of both fiscal 2001 and 2000. Consistent with last year, the effective tax rate for the first three quarters of fiscal 2001 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. The $13.5 million equity in net loss of affiliate represents our proportionate share of Buzzsaw.com's April through October 2000 losses. In April 2000, we invested an additional $17.5 million in Buzzsaw.com, which we formed during the third quarter of fiscal 2000. We expect our equity in net losses of Buzzsaw.com to continue to be significant during the remaining quarter of the current fiscal year.

RedSpark, Inc. During the second quarter of fiscal 2001, we formed RedSpark, Inc. Autodesk currently maintains a majority interest in RedSpark, and as such the financial position and results of operations of RedSpark are consolidated and included within the operating expense categories of our statement of operations. We expect to continue to consolidate RedSpark through the end of the current fiscal year and expect losses next quarter to be significant. The extent of our exposure to RedSpark's results of operations is dependent upon Autodesk's future level of ownership interest, which will depend on the amount of RedSpark equity issued to other investors in the future.

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

Fluctuations in quarterly operating results. At various times, we experience fluctuations in our quarterly operating results. These fluctuations are caused by numerous factors including, among other things the timing of the introduction of new products by us or our competitors, changes in marketing or operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, competitive factors, distribution channel management, changes in compensation practices, and general economic conditions. Within the Discreet Segment, a limited number of system sales may account for a substantial percentage of the quarterly revenue of that segment because of the high average sales price of products and the timing of purchase orders. Historically, the Discreet Segment has generally experienced greater revenues during the period following the annual National Association of Broadcasters trade show, which typically is held in April.

In addition, we have experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

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

Competition. The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Since customers increasingly rely on the Internet, new platforms and technologies can be expected to be developed in the design industries. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins and loss of market share, any of which could harm our business. The design software market in particular is characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. Some of our competitors have greater financial, technical, sales and marketing and other resources.

We believe that our future results depend largely upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training.

In addition, the availability of third-party application software is a competitive factor within the CAD market. We believe that our competitive position depends, in part, upon our continued ability to enhance existing products and to develop and market new products.

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

For the Discreet Segment to achieve sustained growth, we must expand the market for Discreet's product offerings to include additional applications within the film and video industries, broadcast, games and the Internet, and develop new products for use in related markets. The Discreet Segment may not be able to successfully develop and market systems and software for other markets, and, even if it does so, such systems and software may not be accepted at a rate, and in levels, sufficient to maintain growth. Further, the distribution channels, technical requirements, and levels and bases of competition in other markets are different than those in Discreet's current market, so Discreet may not be able to compete favorably in those markets.

With the prevalence of the new Internet technologies and the demand for increased customer connectivity, new platforms and technologies can be expected to be developed in the design industries. We are devoting significant resources to the development of such technologies as well as transitioning to new business models, requiring a considerable investment of technical and financial resources. There can be no assurance that such investments will result in sufficient revenue generation to justify their costs or that competitors will not introduce new products and services that will achieve acceptance among our current customers, adversely affecting our competitive position.

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

Dependence on Distribution Channels. We sell our software products primarily to distributors and value-added resellers, or VARs. Our ability to effectively distribute products depends in part upon the financial and business condition of our VAR network. Although we have not recently experienced any material problems with the financial viability of our VAR network, computer software dealers and distributors are typically not highly capitalized, have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet may impact our VAR network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in the third quarter of fiscal 2001, the loss of or a significant reduction in business with any one of our major international distributors or large U.S. resellers could harm our business.

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

Single European Currency. We are in the process of addressing the issues raised by the introduction of the Euro as of January 1, 1999 and during the transition period ending January 1, 2002. We will continue to modify the internal systems that will be affected by this conversion during fiscal 2001. We may not be able to complete such modifications to comply with Euro requirements, which could harm our business. We are currently evaluating the impact of the introduction of the Euro on our foreign exchange activities, functional currency designations, and pricing strategies in the new economic environment. In addition, we face risks to the extent that banks and vendors upon whom we rely and their suppliers are unable to make appropriate modifications to support our operations with respect to Euro transactions.

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

We periodically make investments in related entities, such as Buzzsaw.com, Inc. and RedSpark, Inc., which typically do not expect to earn significant revenues in the initial period of operations and which incur considerable start-up costs. Such investments may negatively impact our results of operations and financial condition.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $433.5 million at October 31, 2000, compared to $540.9 million at January 31, 2000. The primary uses of cash during the first nine months of fiscal 2001 were: the repurchase of
7.2 million shares of our common stock for $292.7 million, capital expenditures of $24.9 million, dividend payments totaling $10.3 million and an additional investment in Buzzsaw.com of $17.5 million. The primary sources of cash were cash provided by operating activities of $128.5 million, stock issuances resulting from our employee stock plans of $107.0 million, and $14.0 million of third party venture funding for RedSpark.

The Board of Directors has approved a plan to repurchase up to 16.0 million shares of our common stock. Of these 16.0 million shares, 10.1 million have been repurchased as of October 31, 2000. The primary purpose of the stock repurchase programs is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time to facilitate short-term cash flow. At October 31, 2000, there were no borrowings outstanding under this agreement, which expires in January 2001. Management intends to maintain adequate credit lines to carry out its business.

Principal commitments at October 31, 2000, consisted of obligations under operating leases for facilities and some computer equipment.

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

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments generally have maturities of less than three months, and the option contracts settle before the end of a quarterly period. The principal currencies hedged during the nine months ended October 31, 2000 were Euro, British pound, and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended January 31, 2000.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from the normal course of business activities. In addition, in March and April 2000, three class action complaints were filed against us and certain of our officers and directors, alleging violations of the Securities Exchange Act of 1934. These complaints were consolidated into one lawsuit in August 2000. The plaintiffs seek to act on behalf of purchasers of Autodesk common stock during the period between September 14, 1998 and May 4, 1999 and are seeking unspecified damages. In a hearing before the United States District Court, Northern District of California on November 8, 2000, the Court granted our motion to dismiss the lawsuit for failure to state a claim and gave the plaintiffs leave to amend their complaint. We believe the complaints are without merit and intend to vigorously defend the actions.

In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows in a particular period.

ITEM 5. OTHER INFORMATION

In accordance with SEC Rule 10b5-1, Autodesk Chairman, President and Chief Executive Officer Carol Bartz has established a written plan which provides for the exercise of certain options of the Company's common stock and the sale of the underlying shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits
      --------

      27.0   Financial Data Schedule for the quarter ended October 31, 2000

      Reports on Form 8-K
      -------------------

      No reports on Form 8-K were filed during the quarter ended October 31,
2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 14, 2000
                               AUTODESK, INC.
                               (Registrant)

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