Form 10-K
period 2001-01-31
AUTODESK INC
filed 2001-04-27
CIK 769397

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended January 31, 2001

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

Commission File Number: 0-14338

                                AUTODESK, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              94-2819853
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)               Identification No.)

   111 McInnis Parkway, San Rafael,                     94903
              California                             (Zip Code)
    (Address of principal executive
               offices)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 2, 2001 as reported on the NASDAQ National Market, was approximately $1.4 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of April 2, 2001, Registrant had outstanding approximately 53.8 million shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders to be held June 21, 2001 are incorporated by reference in Part III of this Form 10-K. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended January 31, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

FORWARD-LOOKING INFORMATION

   The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors Which May Impact Future Operating Results."

ITEM 1. BUSINESS

GENERAL

   We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. We are one of the world's leading design software and digital content companies for architectural design and land development, manufacturing, utilities, telecommunications and media and entertainment. We provide design software, Internet portal services, wireless development platforms and point-of-location applications that empower more than four million customers in over 150 countries. Our software products are sold worldwide, both directly to customers and through a network of resellers and distributors.

   We are organized in two reportable segments: the Design Solutions Segment and the Discreet Segment.

   The Design Solutions Segment derives revenues from the sale of design software products for professionals, occasional users, or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists of the following business divisions, all of which have industry specific focuses: Design Platforms Group; Manufacturing, previously referred to as Mechanical Computer-Aided Design; Architecture, Engineering and Construction, or AEC; Location Services; and Geographic Information Solutions, or GIS.

   As part of our effort to transform business design and leverage the Internet, we launched in April 2000 Point A, a new portal that currently serves our multiple markets. Accessible either through a direct web connection or through Autodesk software products with Internet extension plug-ins, the Point A site provides a centralized online community and resources in four main areas that include content, community, collaboration and customer care.

   The Discreet Segment develops, assembles, markets, sells and supports nonlinear digital systems and software for creating, editing and compositing imagery. Revenues are derived from the sale of products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting and Web design.

PRODUCTS

   The principal product offerings from the Design Solutions Segment are described below:

 AutoCAD

   AutoCAD software is a general-purpose Computer-Aided Design, or CAD, tool used independently and in conjunction with other specific applications in fields ranging from construction and manufacturing to process plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering and facility management tasks.

   AutoCAD 2000i, an Internet-enabled version, was introduced in July 2000 and is the technology foundation for design solutions serving the building design, communications, government, utilities, land development and manufacturing industries. AutoCAD 2000i takes full advantage of AutoCAD 2000's enhancements and also includes 3D visualization and geometry creation tools, as well as in-place reference file editing.

 AutoCAD LT

   AutoCAD LT is a low-cost 2D CAD application intended for CAD managers, designers and engineers who need a powerful, stand-alone drafting tool, but who do not require the advanced feature set in AutoCAD.

 Autodesk Inventor

   Autodesk Inventor is a 3D mechanical design creation tool that provides users an assembly-centric solid modeling (3D) and drawing production (2D) system together with adaptive design functionality. Users benefit from on-demand large assembly segment loading, adaptive design, layout and assembly functionality for solving function before form, built-in collaboration and design management tools, and AutoCAD file compatibility.

 AutoCAD Mechanical

   AutoCAD Mechanical software offers 2D mechanical design and engineering tools that are seamlessly compatible with all AutoCAD-based applications.

 Mechanical Desktop

   Mechanical Desktop is the world's leading midpriced 3D design system and is the only system that integrates 2D design with parametric, feature-based solid and surface modeling. It extends the power of the AutoCAD design environment by uniting 2D and 3D design.

 AutoCAD Architectural Desktop

   AutoCAD Architectural Desktop software offers architectural design tools. Supporting the architectural design process from conceptual design to design development, through construction documentation, AutoCAD Architectural Desktop features industry-specific 2D production drafting functionality, integrated and accessible 3D design options and all of AutoCAD's functionality. Users benefit from simplified mass modeling, intelligent building components, style definitions and layer management according to industry standards. AutoCAD Architectural Desktop software's data continuity throughout the entire design process enables efficiency and productivity by eliminating the need to recreate design and drafting data.

 AutoCAD Map

   AutoCAD Map is the Autodesk solution for precision mapping and geographic information system analysis in the AutoCAD environment. It contains the complete AutoCAD toolset to enhance productivity, plus it offers specialized functionality for creating, maintaining and producing maps and geospatial data.

   The principal product offerings from the Discreet Segment are discussed below:

 3ds max

   3ds max is a professional 3D modeling, animation and rendering software package providing advanced tools for character animation, next generation game development and visual effects production. Users benefit from the unified, object-oriented platform, customizable real-time interface, multiple-processor support and 3D graphics acceleration capabilities.

 flame

   flame is an on-line, resolution-independent, non-linear, uncompressed digital effects and compositing system. The system is used by creative professionals to create, edit and composite special visual effects in a real-time workstation environment. Easily integrated into a suite environment and possessing the power and features necessary to serve as the core of a fully digital suite, flame is designed to allow the operator to create desired effects with near instantaneous feedback.

 inferno

   inferno is an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of flame with film tools, and increased image resolution and color control for digital film work. The system also features tools for grain management, wire and scratch removal and color calibration.

PRODUCT DEVELOPMENT AND INTRODUCTION

   The majority of our basic research and product development has been performed in the U.S., while translation and localization of foreign-market versions, as well as some product development, are performed by development teams or contractors in our local markets. Our product-related functions in Europe, including software development, localization, quality assurance and technical publications, are centralized in Neuchatel, Switzerland. Production in Europe is centralized in Ireland, and production in Asia Pacific primarily takes place in Singapore.

   The technology industry is characterized by rapid technological change in computer hardware, operating systems and software, as well as changes in customer requirements and preferences. To keep pace with these changes, we maintain an aggressive program of new product development. We dedicate considerable resources to research and development to further enhance our existing products and to create new products and technologies.

   Our software products are internally complex and, despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which could harm our business.

   We actively recruit and hire experienced software developers and license and acquire complementary software technologies and businesses. In addition, we actively collaborate with and support independent software developers who offer products that enhance and complement our products.

   With the prevalence of new Internet technologies and the demand for increased customer connectivity, new platforms and technologies can be expected to be developed in the design industries. We are devoting significant resources to the development of such technologies as well as transitioning to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that will achieve acceptance among our current customers, adversely affecting our competitive position.

   Independent firms and contractors perform some of our product development activities, while other technologies are licensed from third parties. We generally either own or license the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able to provide development support in the future. Similarly, we may not be able to obtain and renew existing license agreements on favorable terms, or at all, which could harm our business.

   Our business strategy has historically depended in part on our relationships with third-party developers, who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles. In particular markets, this disruption could negatively impact these third-party developers and end users, which could harm our business.

MARKETING AND SALES

   Our customer-related operations are divided into three geographic regions, the Americas, Europe and Asia/Pacific, and are supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and foreign offices. We sell our software products both directly to customers, which include large corporations, and also through distributors and value-added resellers, or VARs.

   In addition, we work directly with reseller and distributor sales organizations, computer manufacturers, other software developers and peripheral manufacturers in cooperative advertising, promotions and trade-show presentations. We employ mass-marketing techniques such as webcasts, seminars, telemarketing, direct mailings and advertising in business and trade journals. We have a worldwide user group organization dedicated to the exchange of information related to the use of our products.

   Our ability to effectively distribute our products depends in part upon the financial and business condition of our VAR network. Although we are not currently experiencing any material problems with the financial viability of our VAR network, computer software dealers and distributors are typically not highly capitalized, have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our VAR network in the future. While no single customer accounted for more than 10 percent of our consolidated revenues in any of the past three fiscal years, the loss of, or a significant reduction in, business with any one of our major international distributors or large U.S. resellers could harm our business.

  We intend to continue to make our products available in foreign languages and expect that foreign sales will continue to contribute a significant portion of our consolidated revenues.

CUSTOMER AND RESELLER SUPPORT

   We provide technical support and training to customers through a leveraged model, augmented by programs designed to address specific direct needs. We expect that end users rely primarily on their resellers and distributors for technical support. We support the resellers and distributors through technical product training, sales training classes, the Internet and direct telephone support. Support content is also available on the Product Support portion of our Internet site. There are also a number of user group forums in which customers are able to share information.

   While we expect the resellers and distributors to provide the majority of technical support to our customers, we have developed programs to deliver direct support to some customers.

DEVELOPER PROGRAMS

   One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize our products for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products.

BACKLOG

   We typically ship products shortly after receipt of an order, which is common in the computer software industry. Accordingly, we do not maintain a significant backlog. Also, the backlog as of any particular date gives no indication of actual sales for any succeeding period.

COMPETITION

   We compete with different companies in each of our product groups.

   The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Since customers increasingly rely on the Internet, new platforms and technologies can be expected to be developed in the design industries. The design software market in particular is characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, the availability of third-party application software is a competitive factor within the CAD market. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which could harm our business. Furthermore, some of our competitors have greater financial, technical, sales and marketing and other resources.

   We believe that our future results depend largely upon our ability to offer new products, and to continue to provide existing product offerings, that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training.

INTELLECTUAL PROPERTY AND LICENSES

   We protect our intellectual property through copyright, trade secret, patent and trademark laws, confidentiality procedures and contractual provisions. Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.

   From time to time, we receive claims alleging infringement of a third party's intellectual property rights, including patents. Any disputes involving our intellectual property rights or those of another party could lead to costly litigation and possibly result in our loss of significant rights, which could harm our business.

   We retain ownership of software we develop. All software is licensed to users and provided in object code pursuant to either shrink-wrap, embedded or on-line licenses, or executed license agreements. These agreements contain restrictions on duplication, disclosure and transfer.

   We believe that because of the limitations of laws protecting our intellectual property and the rapid, ongoing technological changes in both the computer hardware and software industries, we must rely principally upon software engineering and marketing skills to maintain and enhance our competitive market position.

   While we have recovered some revenues resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists. Software piracy can be expected to be a persistent problem.

PRODUCTION AND SUPPLIERS

   Production of our software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include CD-ROMs and diskettes, which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Domestic production is performed in leased facilities operated by us. Some product assembly is also performed by independent third-party contractors. International production is performed by independent third-party contractors in Ireland and Singapore. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

   The Discreet Division has historically relied on third-party vendors to manufacture and supply all of the hardware components used in its systems. Manufacturing consists of assembly (including disk array assembly), testing, and value added systems integration. Many of the Discreet Division's software products currently run on workstations manufactured by Silicon Graphics. Additionally, the Discreet Division is dependent on Silicon Graphics as the main source for video input/output cards used in the systems. There are significant risks associated with this reliance on Silicon Graphics and the Discreet Division may be impacted by unforeseen difficulties associated with adapting their products to future Silicon Graphics products and the timing of the development and release of Silicon Graphics products.

EMPLOYEES

   As of January 31, 2001, we had 3,484 full-time employees. Our future success is highly dependent on the ability to attract, retain and motivate highly skilled employees.

ITEM 2. PROPERTIES

   Our executive offices and the principal offices for product development, domestic marketing and sales and production are located in leased office space in northern California. We also lease office space in various locations throughout the U.S. for local sales, development and technical support personnel. Our foreign subsidiaries lease office space for their operations.

   We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   We are involved in various legal proceedings arising from the normal course of business activities. In addition, in March and April 2000, three class action complaints were filed against us and certain of our officers and directors, alleging violations of the Securities Exchange Act of 1934. The United States District Court for the Northern District of California consolidated these complaints into one lawsuit in August 2000. The plaintiffs seek to act on behalf of purchasers of Autodesk common stock during the period between September 14, 1998 and May 4, 1999 and are seeking unspecified damages. On November 14, 2000 the Court granted our motion to dismiss the lawsuit, allowing the plaintiffs to amend their complaint. The plaintiffs filed an amended complaint and we have filed a motion to dismiss the amended complaint. The motion is not yet scheduled for a hearing. We believe we have meritorious defenses to the amended complaint and we intend to vigorously defend the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

Executive Officers of the Registrant

   The following sets forth certain information as of January 31, 2001 regarding our executive officers:

            Name             Age                    Position
            ----             ---                    --------
 Carol A. Bartz.............  52 Chairman of the Board, Chief Executive Officer
                                  and President
 Joseph H. Astroth, Ph.D. ..  45 Executive Vice President, Location Services
                                  Division
 Jan Becker.................  47 Senior Vice President, Human Resources and
                                  Corporate Real Estate
 Steve Cakebread............  49 Senior Vice President and Chief Financial
                                  Officer
 Paul Lypaczewski...........  43 Executive Vice President, Discreet Division
 John G. Sanders............  48 Executive Vice President, Design Solutions
                                  Division
 Marcia K. Sterling.........  57 Senior Vice President, Business Development,
                                  General Counsel, and Secretary
 Michael E. Sutton..........  55 Executive Vice President, Worldwide Field
                                  Organization

   Carol A. Bartz joined Autodesk in April 1992 and serves as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is a director of Network Appliance, Inc., BEA Systems, Inc., Cisco Systems, Inc. and VA Linux.

   Dr. Joseph H. Astroth joined Autodesk in January 1996 and serves as Executive Vice President, Location Services Division. Previously, he was Executive Vice President, GIS Solutions Division from January 1996 to December 2000.

   Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000.

   Steve Cakebread joined Autodesk in April 1997 and serves as Senior Vice President and Chief Financial Officer. From April 1993 through March 1997 he served as Vice President, Finance, World Trade Corporation at Silicon Graphics.

   Paul Lypaczewski joined Autodesk in August 2000 as Executive Vice President, Discreet Division. Prior to joining Autodesk, Mr. Lypaczewski was Chief Operating Officer for Cyberwold, Inc. from October 1999 to August 2000 and from 1998 to October 1999 he served as President and CEO of TrueSpectra Inc. From 1995 to 1998 he held various positions with Alias/Wavefront.

   John G. Sanders joined Autodesk in October 1993 and serves as Executive Vice President, Design Solutions Division. From October 1999 to December 2000 he was Vice President, Internet and from March 1996 to October 1999 he served as Vice President of Worldwide Support & Services.

   Marcia K. Sterling joined Autodesk in October 1995 and serves as Senior Vice President, Business Development, General Counsel, and Secretary.

   Michael E. Sutton joined Autodesk in May 1993 and serves as Executive Vice President, Worldwide Field Organization. Previously, Mr. Sutton served as Vice President, Europe/Middle East/Africa from June 1993 through September 1998.

   There is no family relationship among any of our directors or executive officers.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years:

   Fiscal 2001                                                      High   Low
   -----------                                                     ------ ------
   First Quarter.................................................. $54.88 $31.69
   Second Quarter................................................. $41.19 $19.94
   Third Quarter.................................................. $29.69 $20.00
   Fourth Quarter................................................. $39.63 $20.38

   Fiscal 2000                                                      High   Low
   -----------                                                     ------ ------
   First Quarter.................................................. $43.88 $24.94
   Second Quarter................................................. $30.19 $23.56
   Third Quarter.................................................. $26.63 $17.13
   Fourth Quarter................................................. $33.94 $18.00

 Dividends

   We paid quarterly dividends of $0.06 per share in fiscal 2001 and 2000 to Autodesk shareholders. We intend to continue paying regular cash dividends on a quarterly basis.

 Issuance of Unregistered Securities

   On January 12, 2001, we issued approximately 78,000 unregistered shares of Autodesk common stock, which were valued at $2.8 million, to effect an acquisition. The unregistered shares are subject to Rule 144.

 Stockholders

   As of January 31, 2001 the number of common stockholders of record was 1,023. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

ITEM 6. SELECTED FINANCIAL DATA

                                          Fiscal year ended January 31,
                                   --------------------------------------------
                                     2001     2000     1999     1998     1997
                                   -------- -------- -------- -------- --------
                                      (In thousands, except per share data)
For the Fiscal Year
  Net revenues/1/................. $936,324 $848,051 $893,832 $786,121 $613,273
  Income from operations/2/.......  140,014      763  142,087   94,994   65,296
  Net income/2/...................   93,233    9,808   97,132   56,215   42,247

At Year End
  Total assets....................  807,759  902,946  819,927  697,191  591,923
  Long-term liabilities...........    1,208    1,255    3,486   30,583   30,974

Common stock data
  Basic net income per share...... $   1.63 $   0.16 $   1.72 $   1.00 $   0.77
  Diluted net income per share....     1.59     0.16     1.64     0.94     0.74
  Proforma net income per
   share/3/.......................     1.87     0.99     2.11     1.68     0.92
  Dividends paid per share........     0.24     0.24     0.20     0.20     0.20

--------
/1/ During the fourth quarter of fiscal 2001, Autodesk adopted two new accounting pronouncements that had the effect of increasing net revenues and equally increasing costs and expenses. Historical net revenue amounts were reclassified to conform with the new presentation. The adoption of these pronouncements did not impact current or previously reported net income.
      The changes, which involved the classification of dealer commissions and shipping and handling fees billed, are described more fully in Note 1 to the Consolidated Financial Statements. Historical amounts are as follows: dealer commissions totaling $24.7 million in fiscal 2001, $25.4 million in fiscal 2000, $19.4 million in fiscal 1999, $15.2 million in fiscal 1998 and $12.9 million in fiscal 1997; and shipping and handling fees billed totaling $2.1 million in fiscal 2001, $2.4 million in fiscal 2000, $2.5 million in fiscal 1999, $2.2 million in fiscal 1998 and $1.7 million in fiscal 1997.
/2/ Fiscal 2000 results were impacted by nonrecurring charges primarily related to acquisitions and a work force reduction.
/3/ Proforma net income per share is an alternative measure of performance and is not in accordance with U.S. generally accepted accounting principles. Proforma net income per share excludes the effect of amortization of goodwill and purchased intangibles, nonrecurring (credits) charges and litigation accrual reversals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained herein relative to markets for our products and trends in revenues, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions involving future trends or uncertainties, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including "Risk Factors Which May Impact Future Operating Results."

Basis of Presentation

   As a result of two new accounting pronouncements that were effective during the fourth quarter of fiscal 2001, we reclassified dealer commissions to marketing and sales expenses and customer-paid shipping and handling fees to net revenues (see Notes 1 and 16 of our consolidated financial statements for further discussion). Previously, dealer commission costs were reflected as a direct reduction of net revenues and customer-paid shipping and handling amounts were reflected as a reduction of cost of revenues. Historical amounts have been reclassified to conform to the current year presentation. The adoption of these accounting pronouncements did not impact our current or previously reported net income.

Results of Operations

   Net Revenues. Our net revenues for fiscal 2001 were $936.3 million, as compared to $848.1 million in fiscal 2000. The 10 percent growth reflected increased net revenues in the Americas of 14 percent and in Asia/Pacific of 22 percent as compared to the prior fiscal year. Despite unfavorable exchange rate movements, net revenues in Europe remained flat compared to the prior fiscal year. Net revenues for the Discreet Segment increased 11 percent compared to the prior fiscal year. The net revenues for the Design Solutions Segment increased 10 percent compared to the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which are reflected in the net revenues for the Design Solutions Segment, accounted for approximately 33 percent of our consolidated net revenues in fiscal 2001 and 37 percent of our consolidated net revenues in fiscal 2000.

   The stronger value of the U.S. dollar, relative to international currencies, had a negative impact on net revenues in fiscal 2001. Had exchange rates from the prior year been in effect in fiscal 2001, translated international revenue billed in local currencies would have been $32.5 million higher. Unfavorable exchange rates may have a negative impact on net revenues in fiscal 2002. International sales, including exports from the U.S., accounted for approximately 64 percent of our net revenues in fiscal 2001 as compared to 65 percent in the prior fiscal year.

   Our net revenues for fiscal 2000 were $848.1 million, as compared to $893.8 million in fiscal 1999. Increases in Asia/Pacific's net revenues of 32 percent were more than offset by decreases of 13 percent in the Americas and 10 percent in Europe. The overall decrease in net revenues was primarily due to a decline in sales of AutoCAD and AutoCAD LT. On a stand-alone basis, sales of AutoCAD and AutoCAD upgrades, which are reflected in net revenues for the Design Solutions Segment, accounted for approximately 37 percent of our consolidated net revenues in fiscal 2000 and 45 percent of our consolidated net revenues in fiscal 1999.

   The value of the U.S. dollar, relative to international currencies, did not have a significant impact on net revenues in fiscal 2000 compared to fiscal 1999. International sales, including exports from the U.S., accounted for approximately 65 percent of our net revenues in fiscal 2000 as compared to 59 percent in fiscal 1999.

   Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues. Over the past three years, product returns as a percentage of revenues have ranged from 3 to 5 percent annually. We anticipate that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

   Cost of Revenues. Cost of revenues includes the cost of diskettes and compact discs, cost of hardware sold (mainly workstations manufactured by Silicon Graphics), costs associated with transferring Autodesk's software to electronic media, printing of user manuals and packaging materials, shipping and handling costs, royalties, amortization of purchased technology and capitalized software, software protection locks in certain foreign markets, and cost of service contracts.

   When expressed as a percentage of net revenues, cost of revenues were 16 percent in fiscal 2001 compared to 17 percent of net revenues in fiscal 2000. This difference was primarily due to reduced royalty costs of $4.1 million that resulted from the expiration of some of our royalty arrangements in fiscal 2000 and reduced software amortization costs, offset in part by higher employee-related expenses and professional fees.

   Cost of revenues were 17 percent of net revenues in fiscal 2000 as compared to 15 percent of net revenues in fiscal 1999. This difference was primarily due to (1) increases in royalties; (2) amortization of capitalized software for AutoCAD 2000, which was introduced in fiscal 2000; and (3) the April 1999 acquisition of VISION* Solutions, or VISION, which has relatively higher cost of revenues as a percentage of net revenues than our other products.

   In the future, cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products and the geographic distribution of sales.

   Marketing and Sales. Marketing and sales expenses include salaries, dealer and sales commissions, travel and facility costs for our marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions, as well as various sales and promotional programs designed for specific sales channels and end users.

   Marketing and sales expenses were 34 percent of net revenues in fiscal 2001 compared to 40 percent of net revenues in the prior fiscal year. This difference was due to lower employee-related expenses of approximately $2.8 million and some $16.0 million less in advertising and promotion costs related to fewer launches of new or enhanced products.

   Marketing and sales expenses were 40 percent of net revenues in fiscal 2000 compared to 35 percent in fiscal 1999. The increase was largely due to (1) increased advertising and promotional costs associated with the launch of several new and enhanced products introduced during fiscal 2000; (2) higher employee costs; and (3) incremental costs due to the acquisition of VISION.

   We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and costs of computer equipment used in software development. Research and development expenses were $170.5 million in fiscal 2001 compared to $164.0 million in the prior fiscal year. Lower facilities costs were offset by additional spending by acquired businesses.

   Research and development costs were $164.0 million in fiscal 2000 compared to $157.1 million in fiscal 1999. The difference was primarily due to higher employee-related costs; higher costs related primarily to the Design 2000 family of products and incremental costs due to the acquisition of VISION.

   We expect that research and development spending will continue to be significant in fiscal 2002 as we continue to support product development efforts by our market groups.

   General and Administrative. General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations. General and administrative expenses were 14 percent of net revenues in fiscal 2001 as compared to 16 percent of net revenues in the prior fiscal year. This difference was primarily due to lower employee-related spending and lower spending related to information systems.

   General and administrative expenses were 16 percent of net revenues in fiscal 2000 compared to 13 percent in fiscal 1999. The difference was primarily due to higher (1) employee-related expenses; (2) costs incurred to ensure that our infrastructure was year 2000 compliant; (3) consulting fees related to enhancing the information systems infrastructure; and (4) incremental costs related to acquisitions. We currently expect that in the coming year general and administrative expenses, as a percentage of net revenues, will remain consistent with the level experienced in fiscal 2001.

   Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangibles was $26.5 million in fiscal 2001, $30.6 million in fiscal 2000 and $28.7 million in fiscal 1999. The difference between fiscal 2001 and fiscal 2000 is due to some intangibles becoming fully amortized. The difference between fiscal 2000 and fiscal 1999 was due to increased amortization expense arising from the April 1999 acquisition of VISION. We expect amortization of goodwill and purchased intangibles to continue to decline in future periods as asset balances reach the end of their respective amortization periods.

   Nonrecurring (Credits) Charges. During fiscal 2001 we reversed $1.2 million related to one-time accruals, $1.0 million of which related to a restructuring reserve, established in fiscal 2000. The accruals were settled for less than originally estimated. During fiscal 2001, the restructuring program was substantially completed.

   Nonrecurring charges in fiscal 2000 ($34.7 million) consisted primarily of Discreet Logic Inc., or Discreet, and VISION acquisition-related charges and a corporate restructuring that occurred during the third quarter.

   Nonrecurring charges in fiscal 1999 ($19.7 million) consisted primarily of acquisition-related charges resulting from our purchase of Genius CAD Software GmbH ("Genius") and other charges that involved the consolidation of various development centers, write-off of purchased technologies associated with these development centers and the elimination of 87 positions in Asia Pacific.

   For additional information regarding the nonrecurring charges recorded over the past three fiscal years, see Note 12. Nonrecurring Charges in the Notes to Consolidated Financial Statements.

   Litigation Accrual Reversal. In fiscal 1999, we reversed $18.6 million of accruals associated with litigation matters. Of the amount, $18.2 million related to final adjudication of a claim involving a trade-secret misappropriation brought by Vermont Microsystems, Inc.

   Interest and Other Income. Interest and other income, net was $21.0 million in fiscal 2001, $23.2 million in fiscal 2000 and $17.1 million in fiscal 1999. The difference between fiscal 2001 and 2000 was related to lower investment balances resulting from cash used for share repurchase activity. The fiscal 1999 balance includes our $2.7 million reversal of an interest accrual resulting from the closure of the Vermont Microsystems litigation matter, and a $1.3 million gain associated with the sale of various technical programs and intangible assets. Excluding these fiscal 1999 amounts, the difference in interest and other income, net between fiscal 2000 and 1999 was largely due to increases in average cash and marketable securities balances resulting from cash provided by operating activities and common stock issuances.

   Provision for Income Taxes. Our effective income tax rate was 32.0 percent in fiscal 2001, 32.0 percent in fiscal 2000 and 36.6 percent in fiscal 1999. Consistent with fiscal 2000, the effective tax rate for fiscal 2001 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization. The fiscal 2001 and fiscal 2000 rates are lower than the fiscal 1999 rate due to a relatively higher impact of these permanent items. Our future effective tax rate may be impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, tax exempt interest and the amount of non-deductible goodwill amortization.

   At January 31, 2001, we had gross deferred tax assets of $64.0 million. A portion of the assets recognized is realizable based on our ability to offset existing deferred tax liabilities. Realization of the remaining portion of these assets is dependent on our ability to generate significant future taxable income. We believe that sufficient income will be earned in the future to realize these assets. We will evaluate the realizablility of the deferred tax assets quarterly and assess the need for valuation allowances.

   Equity in Net Loss of Affiliate. The $16.3 million equity in net loss of affiliate represents our proportionate share of Buzzsaw.com's April 2000 through January 2001 losses. In April 2000, we invested an additional $17.5 million in Buzzsaw.com, which we formed during the third quarter of fiscal 2000. We expect our equity in net losses of Buzzsaw.com to continue to be significant in future periods if additional investments are made. For additional information regarding our investment in Buzzsaw.com, see Note 5. Investment in Affiliate--Buzzsaw.com, Inc. in the Notes to Consolidated Financial Statements.

   RedSpark, Inc. During the second quarter of fiscal 2001, we formed
RedSpark, Inc. Autodesk currently maintains a majority interest in RedSpark, and as such the financial position and results of operations of RedSpark are consolidated and included within the operating expense categories of our statement of operations. We expect to continue to consolidate RedSpark through most of fiscal 2002. The extent of our exposure to RedSpark's results of operations is dependent upon our future level of ownership interest, which will depend in part on the amount of RedSpark equity issued to other investors in the future. For additional information regarding RedSpark, see Note 6. Minority Interest--RedSpark, Inc. in the Notes to Consolidated Financial Statements.

Business Combinations

 Discreet

   In March 1999, we acquired Discreet in a business combination accounted for as a pooling of interests. The transaction resulted in the issuance of an aggregate of approximately 10.0 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock. Accordingly, all prior period consolidated financial statements presented were restated to include the combined results of operations of Discreet as though it had always been a part of Autodesk.

   Prior to the acquisition, Discreet's fiscal year ended on June 30. As a result of differing year-ends, our consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended January 31, 1999 were combined with Discreet's financial statements for the twelve months ended December 31, 1998.

   In addition, Discreet's January 1999 results have been excluded from the consolidated statement of operations as a result of changing Discreet's year-end to January 31. In January 1999, Discreet recognized net revenues of $3.8 million and incurred a net loss of $5.0 million. This loss was recorded as an adjustment to retained earnings during fiscal 2000.

 VISION

   On April 22, 1999, we acquired VISION, a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions. At the time, Autodesk viewed the acquisition as a unique opportunity to obtain server technology and an implementation service business that would allow Autodesk to enter the enterprise market and market both VISION's and Autodesk's products to all levels within an organization. Of the $26.0 million purchase price, which was paid in cash, $3.3 million represented the value of in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during fiscal 2000. Of the remaining purchase price, $17.6 million was allocated to goodwill and $2.1 million was allocated to other intangibles.

   As of the acquisition date, the IPR&D consisted of the development of two products, VISION 5.3, which was 60 percent complete at the time, and VISION Electric 2.3, which was 39 percent complete. Both projects, which were originally expected to be completed in late fiscal 2000, have already been released. The projects were completed at an amount approximately equal to the original estimate of $1.4 million.

   In valuing the developed and in-process technologies at the acquisition date, we used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from such technologies over a 4-year period. The projected financial results, which were discounted using a 20 percent rate for the developed technology and a 25 percent rate for the in-process technology, were based on expectations for VISION on a stand-alone basis and excluded any synergistic benefits that we expected to achieve after the acquisition.

   The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline. We based the revenue projections for the IPR&D on expected trends in technology and the timing of our new product introductions.

   Although actual financial results to date have been lower than originally forecasted, Autodesk has successfully integrated the VISION technology with new applications and products that are expected to be released in fiscal 2002.

 Genius

   On May 4, 1998, we entered into an agreement with Genius, a German limited liability company, to purchase various mechanical CAD software applications and technologies. We accounted for this acquisition under the purchase method of accounting. Of the total purchase price of $68.9 million, which was paid in cash, $13.1 million was allocated to IPR&D and was expensed; $12.7 million was allocated to an intangible asset, purchased technology; and $41.6 million was allocated to goodwill.

   As of the acquisition date, Genius had initiated the research and development effort related to product features and functionality that currently resides in mechanical products such as AutoCAD Mechanical, Autodesk Inventor and to a lesser degree Mechanical Desktop. The research and development projects were in varying stages of completion, ranging from 20 percent to 45 percent complete as of the acquisition date, with total estimated costs of $1.5 million to reach technological feasibility at the time. The in-process projects were completed in fiscal 2000, at an aggregate amount approximately equal to the original estimated costs to complete.

   In valuing the developed and in-process technologies, we used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from such technologies over a 5-year period. The projected financial results were discounted using a 15 percent rate for the developed technology and a 20 percent rate for the in-process technology.

   The revenue projections for the developed technology, which considered historical product life cycles and anticipated product release dates, assumed a gradual decline over the 5-year period. The revenue projections for the IPR&D assumed higher than historical average sales due to the integration and expansion of Genius products into our worldwide sales channels, particularly in North America and Asia Pacific, which historically had not contributed significant revenues to Genius.

   Actual results in fiscal 2001 were consistent with the major assumptions used in the original valuation made at the time of the acquisition, such as the revenue growth rate between years.

Recently Issued Accounting Standards

   Effective November 1, 2000 we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 did not have a material impact on our financial statements.

   Effective February 1, 2001 we adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Had we adopted SFAS 133 during fiscal 2001, the impact would not have been material. The adoption of SFAS 133 on February 1, 2001 did not have a material impact on our financial position.

Liquidity and Capital Resources

   Cash, cash equivalents, and marketable securities totaled $422.5 million at January 31, 2001 compared to $540.9 million at January 31, 2000. The primary uses of cash during fiscal 2001 were: the repurchase of 9.2 million shares of our common stock for $359.3 million, capital and other expenditures of $32.4 million, dividend payments totaling $13.6 million and an additional investment in Buzzsaw.com of $17.5 million. The primary sources of cash were cash provided by operating activities of $196.1 million, stock issuances resulting from our employee stock plans of $114.0 million, and $14.0 million of third party venture funding for RedSpark.

   Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 22.0 million shares of our common stock. Of these 22.0 million shares, 12.1 million have been repurchased as of January 31, 2001. The primary purpose of the stock repurchase programs is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

   We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. At January 31, 2001, there were no borrowings outstanding under this agreement, which expires in January 2002.

   Principal commitments at January 31, 2001, consisted of obligations under operating leases for facilities and some computer equipment.

   We believe that our existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase programs; investments in related entities; and the acquisition of businesses, software products, or technologies complementary to our business.

   Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments generally have maturities of less than three months, and the option contracts settle before the end of each quarterly period. The principal currencies hedged during fiscal 2001 were the Euro, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Risk Factors Which May Impact Future Operating Results

   We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

   You should carefully consider these risks before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to significantly fluctuate or experience declines. Some of the factors that could cause our operating results to fluctuate include, among other things the timing of the introduction of new products by us or our competitors, changes in marketing or operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, competitive factors, distribution channel management, changes in compensation practices, the timing of systems sales and general economic conditions.

   We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

   Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our business. Further, gross margins may be adversely affected if our sales of low-end CAD products and AutoCAD upgrades, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

Because we derive a substantial portion of our net revenues from a limited number of products, if these products are not successful our net revenues will be adversely affected.
We derive a substantial portion of our net revenues from sales of AutoCAD software, AutoCAD upgrades, and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of AutoCAD and AutoCAD upgrades, including product life cycle, market acceptance, product performance and reliability, reputation, price competition and the availability of third-party applications, would likely harm our operating results.

Existing and increased competition in the design software market may reduce our net revenues, profits and market share.
The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Since customers increasingly rely on the Internet, new platforms and technologies can be expected to be developed in the design industries. The design software market in particular is characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, the availability of third-party application software is a competitive factor within the CAD market. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which could harm our business. Furthermore, some of our competitors have greater financial, technical, sales and marketing and other resources.

  We believe that our future results depend largely upon our ability to offer new products, and to continue to provide existing product offerings, that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training.

Our efforts to develop and introduce new products expose us to risks such as costs related to product defects, large expenditures that may not result in additional net revenues and dependence on third party developers.
Rapid technological change as well as changes in customer requirements and preferences characterize the software industry. The software products we offer are internally complex, and despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which could harm our business.

   With the prevalence of new Internet technologies and the demand for increased customer connectivity, new platforms and technologies can be expected to be developed in the design industries. We are devoting significant resources to the development of such technologies as well as transitioning to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that will achieve acceptance among our current customers, adversely affecting our competitive position.

   Independent firms and contractors perform some of our product development activities, while other technologies are licensed from third parties. We generally either own or license the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able to provide development support to us in the future. Similarly, we may not be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could harm our business.

   Our business strategy has historically depended in part on our relationships with third-party developers, who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles. In particular markets, this disruption could negatively impact these third-party developers and end users, which could harm our business.

Our international operations expose us to significant regulatory, intellectual property, collections, exchange fluctuations and other risks, which could adversely impact our future net revenues.
We anticipate that international operations will continue to account for a significant portion of our consolidated net revenues. Risks inherent in our international operations include the following: unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign operations, longer collection cycles for accounts receivable, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business.

   Our risk management strategy uses derivative financial instruments in the form of foreign currency option contracts and forward contracts for the purpose of hedging foreign currency market exposures, which exist as a part of our ongoing business operations. Our international results may also be impacted by general economic and political conditions in these foreign markets. These and other factors may adversely impact our future international operations and consequently our business as a whole.

If we do not maintain our relationship with the members of our distribution channel, our ability to generate net revenues will be adversely affected.
We sell our software products primarily to distributors and value-added resellers, or VARs. Our ability to effectively distribute our products depends in part upon the financial and business condition of our VAR network. Although we have not recently experienced any material problems with the financial viability of our VAR network, computer software dealers and distributors are typically not highly capitalized, have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our VAR network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in fiscal 2001, the loss of or a significant reduction in business with any one of our major international distributors or large U.S. resellers could harm our business.

Product returns by VARs could exceed our estimates and harm our net revenues. With the exception of some distributors, agreements with our VARs do not contain specific product-return privileges. However, we permit our VARs to return product in certain instances, generally during periods of product transition and during update cycles. We anticipate that product returns in future periods will continue to be impacted by product update cycles, new product releases and software quality.

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

If we are not able to adequately protect our proprietary rights, our business could be harmed.
We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. While we have recovered some revenues resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists, and software piracy can be expected to be a persistent problem. Furthermore, our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.
We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps. Infringement, invalidity claims, or misappropriation claims may be asserted against us, and any such assertions could harm our business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

We rely on third party technologies and if we are unable to use or integrate these technologies, our product and service development may be delayed.
We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which could harm our business.

The loss of key personnel or the inability to attract and retain additional personnel, particularly in Northern California where we are headquartered, could harm our business.
Our continued growth and success depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. Our ability to attract and retain employees is dependent on a number of factors, including our continued ability to grant stock incentive awards. The loss of key employees or inability to recruit new employees would negatively impact our business. In addition, we may experience increased compensation costs to attract and retain skilled personnel.

The transition to a single European currency could negatively impact our international operations.
As a result of the introduction of the Euro and during the transition period, which will end on January 1, 2002, we will continue to modify the internal systems that will be affected by this conversion. We may not be able to complete such modifications to comply with Euro requirements, which could harm our business. We are currently evaluating the impact of the introduction of the Euro on our foreign exchange activities, functional currency designations, and pricing strategies in the new economic environment. In addition, we face risks to the extent that banks and vendors upon whom we rely and their suppliers are unable to make appropriate modifications to support our operations with respect to Euro transactions.

Our business could suffer as a result of risks associated with strategic acquisitions and investments.
We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, debt and equity investments, and the like. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, and the diversion of management's time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. We may not be successful in overcoming such risks and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause lack of a consistent increase quarter to quarter in our operating results and financial condition.

   We periodically make investments in related entities, such as Buzzsaw.com and RedSpark, which typically do not expect to earn significant revenues in the initial period of operations and which incur considerable start-up costs. Such investments may negatively impact our results of operations and financial condition.

Fluctuations in the price of our common stock due to net revenues or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline, which could harm our business. The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly.
The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors' results of operations; developments in our industry; and general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

   In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. After periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We are currently involved in this type of litigation, and may become involved in this type of litigation in the future. This type of litigation is often expensive and diverts management's attention and resources, which could adversely affect our financial condition or results of operations. Such factors and fluctuations, as well as general economic, political and market conditions, may cause the market price of our common stock to decline, which could harm our business.

General economic conditions may reduce our net revenues and harm our business.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the U.S., many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in sales of our products, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and VARs who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our profitability and financial condition.

Business interruptions could adversely affect our business.
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities in Northern California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign currency exchange risk

   Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency forward and option contracts to manage our exposures of underlying assets, liabilities and other obligations, which exist as part of our ongoing business operations. Contracts are primarily denominated in Euro, Swiss francs, Canadian dollars, British pounds and Japanese yen. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.

   A sensitivity analysis was performed on our hedging portfolio as of January 31, 2001. This analysis indicated that a hypothetical 10 percent appreciation of the U.S. dollar from January 31, 2001 would increase the fair value of our forward exchange/option contracts by $7.0 million. Conversely, a hypothetical 10 percent depreciation of the dollar from January 31, 2001 would decrease the fair value of our forward exchange/option contracts by $6.1 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

   We had an investment portfolio of fixed income securities, including those classified as security deposits, of $306.1 million at January 31, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

   A sensitivity analysis was performed on our investment portfolio as of January 31, 2001. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points over 6-month and 12-month time horizons. For the 6-month time horizon the market value changes for a 50, 100, or 150 basis point increase were ($1.7) million, ($3.4) million and ($5.1) million, respectively. For the 12-month time horizon the market value changes for a 50, 100 or 150 basis point increase were ($1.4) million, ($2.8) million and ($4.1) million, respectively.

   We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Investments in privately-held businesses

   We have an investment portfolio with a net book value of approximately $7.0 million as of January 31, 2001 that includes minority equity investments in several privately-held technology companies, many of which are in the start-up or development stage. With the exception of our investments in Buzzsaw and RedSpark, we account for these minority equity investments using the cost method of accounting. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop into commercially viable businesses. We may incur losses related to our investments in these companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 AUTODESK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Fiscal year ended January
                                                            31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
Net revenues.................................... $936,324  $848,051  $893,832
                                                 --------  --------  --------
Costs and expenses:
  Cost of revenues..............................  150,198   146,315   136,722
  Marketing and sales...........................  317,806   337,549   315,368
  Research and development......................  170,487   163,985   157,080
  General and administrative....................  132,524   134,066   112,770
  Amortization of goodwill and purchased
   intangibles..................................   26,529    30,625    28,716
  Nonrecurring (credits) charges................   (1,234)   34,748    19,694
  Litigation accrual reversal...................       --        --   (18,605)
                                                 --------  --------  --------
                                                  796,310   847,288   751,745
                                                 --------  --------  --------
Income from operations..........................  140,014       763   142,087
Interest and other income, net..................   21,048    23,157    17,134
                                                 --------  --------  --------
Income before income taxes......................  161,062    23,920   159,221
Provision for income taxes......................  (51,540)  (14,112)  (62,089)
Equity in net loss of affiliate.................  (16,289)       --        --
                                                 --------  --------  --------
Net income...................................... $ 93,233  $  9,808  $ 97,132
                                                 ========  ========  ========
Basic net income per share...................... $   1.63  $   0.16  $   1.72
                                                 ========  ========  ========
Diluted net income per share.................... $   1.59  $   0.16  $   1.64
                                                 ========  ========  ========
Shares used in computing basic net income per
 share..........................................   57,188    60,328    56,394
                                                 ========  ========  ========
Shares used in computing diluted net income per
 share..........................................   58,514    61,406    59,141
                                                 ========  ========  ========


                            See accompanying notes.

                                 AUTODESK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                     (in thousands, except per share data)

                                               January 31, 2001 January 31, 2000
                                               ---------------- ----------------
Current assets:
  Cash and cash equivalents..................      $116,391         $108,641
  Marketable securities......................       142,961          250,290
  Accounts receivable, net of allowance for
   doubtful accounts of $11,611 ($10,652 in
   2000).....................................       157,422          110,839
  Inventories................................        17,255           19,264
  Deferred income taxes......................        26,696           27,670
  Prepaid expenses and other current assets..        30,596           28,555
                                                   --------         --------
    Total current assets.....................       491,321          545,259
                                                   --------         --------
Marketable securities........................       163,148          181,992
Computer equipment, furniture and leasehold
 improvements, at cost:
  Computer equipment and furniture...........       171,176          142,528
  Leasehold improvements.....................        27,145           22,723
  Less accumulated depreciation..............      (144,325)        (123,367)
                                                   --------         --------
    Net computer equipment, furniture and
     leasehold improvements..................        53,996           41,884
Purchased technologies and capitalized
 software, net of accumulated amortization of
 $84,747 ($68,620 in 2000)...................        16,403           29,029
Goodwill, net................................        54,273           75,489
Deferred income taxes........................        18,242           23,438
Other assets.................................        10,376            5,855
                                                   --------         --------
                                                   $807,759         $902,946
                                                   ========         ========


                            See accompanying notes.

                                 AUTODESK, INC.

                          CONSOLIDATED BALANCE SHEETS

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                              January 31, 2001 January 31, 2000
                                              ---------------- ----------------
Current liabilities:
  Accounts payable...........................     $ 47,962         $ 45,310
  Accrued compensation.......................       55,907           50,448
  Accrued income taxes.......................       97,109           88,006
  Deferred revenues..........................       50,993           33,604
  Other accrued liabilities..................       81,942           82,024
                                                  --------         --------
    Total current liabilities................      333,913          299,392
                                                  --------         --------
Other liabilities............................        1,208            1,255
Commitments and contingencies
Minority interest............................       12,964               --
Stockholders' equity:
  Common stock and additional paid-in
   capital, $0.01 par value; 250,000 shares
   authorized; 54,714 shares outstanding at
   January 31, 2001 (59,241 shares in 2000)..      424,652          561,814
  Accumulated other comprehensive loss.......      (16,104)         (14,822)
  Deferred compensation......................       (1,172)          (1,338)
  Retained earnings..........................       52,298           56,645
                                                  --------         --------
    Total stockholders' equity...............      459,674          602,299
                                                  --------         --------
                                                  $807,759         $902,946
                                                  ========         ========


                            See accompanying notes.

                                 AUTODESK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Fiscal year ended
                                                           January 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
Operating activities
Net income.........................................  $93,233  $ 9,808  $97,132
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Charge for acquired in-process research and
   development.....................................       --    4,170   13,100
  Depreciation and amortization....................   68,844   79,748   80,782
  Litigation and related interest accrual
   reversal........................................       --       --  (20,900)
  Reversal of restructuring reserve, net...........   (1,034)  (1,630)  (1,504)
  Net gain on disposition of business unit.........       --       --   (1,307)
  Net gain on sale of investment...................       --       --   (2,500)
  Equity in net loss of affiliate..................   16,289       --       --
  Loss on investment...............................       --    4,776       --
  Net loss on fixed asset disposals................    2,553    5,894    4,032
  Tax benefits from employee stock plans..........    21,055    4,642   15,469
Changes in operating assets and liabilities, net of
 business combinations:
  Accounts receivable..............................  (46,583)   4,985  (24,486)
  Inventories......................................    2,009    1,980     (872)
  Deferred income taxes............................    6,170  (21,264)  11,940
  Prepaid expenses and other current assets........     (725)  (4,167)  (4,604)
  Accounts payable and accrued liabilities.........   25,205   27,403    7,181
  Accrued income taxes.............................    9,103   (8,418)  14,559
                                                     -------  -------  -------
    Net cash provided by operating activities......  196,119  107,927  188,022
                                                     -------  -------  -------

                                 AUTODESK, INC.

                                 (in thousands)

                                                  2001        2000       1999
                                               ----------  ----------  --------
Investing activities
Investments in unconsolidated companies......     (25,799)         --        --
Purchases of available-for-sale marketable
 securities..................................  (2,578,504) (3,791,568) (838,591)
Maturities of available-for-sale marketable
 securities..................................   2,708,404   3,528,305   874,800
Business combinations, net of cash acquired..          --     (26,596)  (69,279)
Capital and other expenditures...............     (32,412)    (14,932)  (42,809)
Proceeds from disposition of fixed assets....          --       5,587     2,719
Proceeds from disposition of business unit...          --          --     5,137
Proceeds from sale of investment.............          --          --     2,500
Purchases of software technologies and
 capitalization of software development
 costs.......................................      (3,094)     (5,150)   (5,979)
Acquisition of other assets..................          --          --    (7,537)
                                               ----------  ----------  --------
  Net cash provided by (used in) investing
   activities................................      68,595    (304,354)  (79,039)
                                               ----------  ----------  --------
Financing activities
Proceeds from issuance of common stock, net
 of issuance costs...........................     114,036     160,580    90,962
Repurchase of common stock...................    (359,293)    (90,072)  (48,866)
Dividends paid...............................     (13,580)    (14,581)  (11,722)
(Decrease) increase in credit line...........          --      (1,921)    2,643
(Repayments) notes payable borrowings........        (427)       (704)    1,828
Minority interest............................      13,957          --        --
                                               ----------  ----------  --------
  Net cash (used in) provided by financing
   activities................................    (245,307)     53,302    34,845
                                               ----------  ----------  --------
Effect of exchange rate changes on cash and
 cash equivalents............................     (11,657)     (7,495)    6,375
Adjustment to conform fiscal year of Discreet
 Logic.......................................          --         320   (33,810)
                                               ----------  ----------  --------
Net increase (decrease) in cash and cash
 equivalents.................................       7,750    (150,300)  116,393
Cash and cash equivalents at beginning of
 year........................................     108,641     258,941   142,548
                                               ----------  ----------  --------
Cash and cash equivalents at end of year.....  $  116,391  $  108,641  $258,941
                                               ==========  ==========  ========
Supplemental noncash information:
Common stock received in relation to the
 equity collar...............................  $       --  $       --  $  4,265
                                               ==========  ==========  ========
Shares issued in connection with an
 acquisition.................................  $    2,780  $       --  $     --
                                               ==========  ==========  ========


                            See accompanying notes.

                                 AUTODESK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                           Common stock
                          and additional                   Accumulated
                          paid-in capital                     other                                Total
                          ----------------  Comprehensive comprehensive   Deferred   Retained  stockholders'
                          Shares   Amount      income     income (loss) compensation earnings     equity
                          ------  --------  ------------- ------------- ------------ --------  -------------
Balances, January 31,
 1998...................  55,239  $407,064                  $(20,102)     $  (907)   $25,539     $411,594
Common shares issued
 under stock option and
 stock purchase plans...   3,224    76,550                                                         76,550
Tax effect of stock
 options................            15,469                                                         15,469
Cancellation of
 compensatory stock
 options................               (25)                                    25
Compensation expense
 related to stock
 options................                                                      331                     331
Comprehensive income:
Net income..............                      $ 97,132                                97,132       97,132
Other comprehensive
 income, net of tax:
 Unrealized gains on
  available-for-sale
  securities, net of
  reclassification
  adjustments...........                           198
 Foreign currency
  translation
  adjustment............                         5,772
                                              --------
 Other comprehensive
  income................                         5,970         5,970                                5,970
                                              --------
 Comprehensive income...                      $103,102
                                              ========
Adjustment to conform
 fiscal year of Discreet
 Logic..................                                                              (9,131)      (9,131)
Dividends paid..........                                                             (11,722)     (11,722)
Repurchase of common
 shares.................  (1,242)  (28,257)                                          (20,609)     (48,866)
                          ------  --------                  --------      -------    -------     --------
Balances, January 31,
 1999...................  57,221   470,801                   (14,132)        (551)    81,209      537,327
Common shares issued
 under stock option and
 stock purchase plans...   1,915    42,819                                                         42,819
Tax effect of stock
 options................             4,642                                                          4,642
Shares issued...........   3,000   117,467                                                        117,467
Compensation expense
 related to stock
 options................             1,400                                   (787)                    613
Comprehensive income:
Net income..............                      $  9,808                                 9,808        9,808
Other comprehensive
 income, net of tax:
 Unrealized losses on
  available-for-sale
  securities, net of
  reclassification
  adjustments...........                        (2,145)
 Foreign currency
  translation
  adjustment............                         1,455
                                              --------
 Other comprehensive
  income................                          (690)         (690)                                (690)
                                              --------
 Comprehensive income...                      $  9,118
                                              ========
Adjustment to conform
 fiscal year of Discreet
 Logic..................                                                              (5,034)      (5,034)
Dividends paid..........                                                             (14,581)     (14,581)
Repurchase of common
 shares.................  (2,895)  (75,315)                                          (14,757)     (90,072)
                          ------  --------                  --------      -------    -------     --------
Balances, January 31,
 2000...................  59,241  $561,814                  $(14,822)     $(1,338)   $56,645     $602,299

(continued on next page)

                                 AUTODESK, INC.

                                 (In thousands)

                           Common Stock
                          and Additional                   Accumulated
                          Paid-in Capital                     Other                                 Total
                          ----------------  Comprehensive Comprehensive   Deferred    Retained  Stockholders'
                          Shares   Amount      Income     Income (Loss) Compensation  Earnings     Equity
                          ------  --------  ------------- ------------- ------------- --------  -------------
Balances, January 31,
 2000...................  59,241  $561,814                  $(14,822)      $(1,338)   $56,645     $602,299
Common shares issued
 under stock option and
 stock purchase plans...   4,618   114,036                                                         114,036
Tax effect of stock
 options................            21,055                                                          21,055
Shares issued in
 connection with an
 acquisition............      78     2,780                                                           2,780
Compensation expense
 related to stock
 options................               260                                     166                     426
Comprehensive income:
Net income..............                       $93,233                                 93,233       93,233
Other comprehensive
 income, net of tax:
 Unrealized gains on
  available-for-sale
  securities, net of
  reclassification
  adjustments...........                         3,727
 Foreign currency
  translation
  adjustment............                        (5,009)
                                               -------
 Other comprehensive
  income................                        (1,282)       (1,282)                               (1,282)
                                               -------
 Comprehensive income...                       $91,951
                                               =======
Dividends paid..........            (2,053)                                           (11,527)     (13,580)
Repurchase of common
 shares.................  (9,223) (273,240)                                           (86,053)    (359,293)
                          ------  --------                  --------       -------    -------     --------
Balances, January 31,
 2001...................  54,714  $424,652                  $(16,104)      $(1,172)   $52,298     $459,674
                          ======  ========                  ========       =======    =======     ========



                            See accompanying notes.

                                AUTODESK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               January 31, 2001

Note 1. Autodesk and Summary of Significant Accounting Policies

 About Autodesk

   Autodesk, Inc. ("Autodesk") is one of the world's leading design software and digital content companies for architectural design and land development, manufacturing, utilities, telecommunications, and media and entertainment. Founded in April 1982, Autodesk provides design software, Internet portal services, wireless development platforms and point-of-location applications.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Autodesk and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in companies in which Autodesk has significant influence, which is generally represented by stock ownership of at least 20 percent but not more than 50 percent.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Autodesk's consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

 Foreign Currency Translation

   The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are recorded as other comprehensive income.

   Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the subsidiary's functional currency, are included in interest and other income.

 Forward Foreign Exchange Contracts ("Forwards") and Option Contracts
("Options")

   Autodesk hedges a portion of its exposure in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options in European and Asian currencies. Gains and losses associated with exchange rate fluctuations on forwards and options are recorded in interest and other income and offset corresponding gains and losses on the assets, liabilities, and anticipated cash flows being hedged. The costs of forwards are amortized on a straight-line basis over the life of the contract as interest and other income, while option premiums are expensed entirely on the date of purchase because of the short-term life of the options.

 Cash and Cash Equivalents

   Autodesk considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

                                AUTODESK, INC.

                               January 31, 2001


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

   Autodesk's accounts receivable are derived from sales to a large number of direct customers, resellers and distributors in the Americas, Europe and the Asia Pacific region. Autodesk performs ongoing evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. No single customer accounted for more than 10 percent of consolidated net revenues in fiscal 2001, 2000 or 1999.

 Inventories

   Inventories, consisting principally of diskettes, compact discs (CDs), user manuals and hardware purchased for resale are stated at the lower of cost (determined on the first-in, first-out method) or market.

 Computer Equipment, Furniture and Leasehold Improvements

   Computer equipment and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $26.2 million in fiscal 2001, $30.2 million in fiscal 2000 and $33.0 million in fiscal 1999.

 Purchased Technologies and Capitalized Software

   Costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, production costs (programming and testing) are capitalized. Certain acquired software-technology rights are also capitalized. Capitalized software costs are amortized ratably, as revenues are recognized, but not less than on a straight-line basis over 18-month to five-year periods. Amortization expense, which is included as a component of cost of revenues, was $16.1 million in fiscal 2001, $18.9 million in fiscal 2000 and $19.1 million in 1999. The actual lives of Autodesk's purchased technologies or capitalized software may differ from management's estimates, and such differences could cause carrying amounts of these assets to be reduced materially.

 Other Intangible Assets

   Amortization of purchased intangibles and goodwill is provided on a straight-line basis over the respective useful lives of the assets, which range from three to seven years. Accumulated amortization was $118.5 million as of January 31, 2001 and $91.9 million at January 31, 2000.

                                AUTODESK, INC.

                               January 31, 2001

   As circumstances dictate, Autodesk assesses the recoverability of its other intangible assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

 Web Site Development Costs

   During the third quarter of fiscal 2001, Autodesk adopted the provisions of the Emerging Issues Task Force ("EITF") consensus No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs associated with Web site development should be capitalized or expensed. Through January 31, 2001, Autodesk capitalized $1.7 million of Web site development costs. Such capitalized amounts are being amortized over a two-year period.

 Investments in Privately-held Businesses

   Autodesk has several minority investments in privately-held technology companies, many of which are in the start-up or development stage. With the exception of investments in Buzzsaw.com, Inc. and RedSpark, Inc., these investments are accounted for using the cost method of accounting. These investments are carried at cost and are included in other assets in the accompanying consolidated balance sheets. Autodesk monitors these investments for impairment and makes appropriate reductions in carrying values when declines in their fair value are determined to be other-than-temporary.

 Employee Stock Compensation

   As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Autodesk measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS 123, Autodesk has provided in Note 10 the pro forma disclosures of the effect on net income and earnings per share if SFAS 123 had been applied in measuring compensation expense for all periods presented.

 Revenue Recognition

   Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is probable. Autodesk's revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9.

   Net revenues primarily consist of product sales, which include software licenses and the related hardware and peripherals. Product sales are recognized at the time of shipment. In addition to product sales, Autodesk recognizes subscription revenues ratably over the contract period, customer consulting and training revenues as the services are performed, and revenues from post contract customer support and other related services ratably as the obligations are fulfilled, or when the related services are performed.

   With the exception of certain distributors, agreements with Autodesk's value-added resellers ("VARs") do not contain specific product-return privileges. However, Autodesk permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles.

                                AUTODESK, INC.

                               January 31, 2001


   Autodesk establishes allowances for product returns, including allowances for stock balancing and product rotation, based on estimated future returns of product and after taking into consideration channel inventory levels at its resellers, the timing of new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable at the time the related revenue is recognized.

 Reclassifications

   During the fourth quarter of fiscal 2001, Autodesk adopted EITF consensus No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and EITF consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". As a result, dealer commissions totaling $24.7 million in fiscal 2001, $25.4 million in fiscal 2000 and $19.4 million in fiscal 1999, which previously were recorded as a direct reduction of net revenues, were reclassified to sales and marketing expenses. Additionally, shipping and handling amounts billed totaling $2.1 million in fiscal 2001, $2.4 million in fiscal 2000, and $2.5 million in fiscal 1999, which previously were recorded as a reduction of cost of sales, were reclassified to net revenues. The adoption of these EITF issues did not impact Autodesk's current or previously reported net income or loss.

   In addition, certain other reclassifications have been made to the fiscal 2000 and 1999 consolidated financial statements to conform to the fiscal 2001 presentation.

 Advertising Expenses

   Advertising costs are expensed the first time the advertising takes place. Total advertising expenses incurred were $15.3 million in fiscal 2001, $18.3 million in fiscal 2000 and $13.1 million in fiscal 1999.

 Recently Issued Accounting Standards

   Effective November 1, 2000 Autodesk adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 did not have a material impact on Autodesk's financial statements.

   On February 1, 2001 Autodesk adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires Autodesk to recognize all derivatives on the balance sheet at fair value. Had Autodesk adopted SFAS 133 during fiscal 2001, the impact would not have been material. The adoption of SFAS 133 on February 1, 2001 did not have a material impact on Autodesk's financial position.

                                AUTODESK, INC.

                               January 31, 2001


Note 2. Net Income Per Share

   Basic net income per share is calculated using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding. A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

                                                        Year ended January 31,
                                                        ----------------------
                                                         2001    2000   1999
                                                        ------- ------ -------
                                                            (In thousands)
   Numerator:
     Numerator for basic and diluted net income per
      share--net income................................ $93,233 $9,808 $97,132
                                                        ======= ====== =======
   Denominator:
     Denominator for basic net income per share--
      weighted average shares..........................  57,188 60,328  56,394
     Effect of dilutive common stock options...........   1,326  1,078   2,747
                                                        ------- ------ -------
     Denominator for diluted net income per share......  58,514 61,406  59,141
                                                        ======= ====== =======

   The computation of diluted net income per share does not include 6.0 million options for fiscal 2001, 8.3 million options for fiscal 2000 and 3.2 million options for fiscal 1999. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods, and, therefore were anti-dilutive.

Note 3. Financial Instruments

 Fair Values of Financial Instruments

   Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk's financial instruments are as follows:

                                            January 31, 2001  January 31, 2000
                                            ----------------- -----------------
                                                       Fair              Fair
                                              Cost    value     Cost    value
                                            -------- -------- -------- --------
                                                      (In thousands)
   Cash and cash equivalents............... $116,391 $116,391 $108,641 $108,641
   Marketable securities...................  302,761  306,109  434,296  432,282
   Forward foreign currency contracts......        8        8        8        8
   Foreign currency option contracts.......      218      218       --       --

 Forwards

   Autodesk utilizes forwards to reduce its foreign exchange rate risk. The forwards, which have average maturities of 60 days or less, are used to hedge material foreign currency denominated assets and liabilities, principally receivables and payables. They are not used for trading or speculative purposes. Forwards are marked-to-market at the end of each period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

                                AUTODESK, INC.

                               January 31, 2001


   The notional amounts of foreign currency contracts were $36.6 million at January 31, 2001 and $37.6 million at January 31, 2000. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations under the agreements exceed the obligations of Autodesk to the counterparties. Gains resulting from foreign currency transactions were not material in fiscal 2001, 2000 and 1999.

 Options

   In addition to the forward contracts, Autodesk utilizes foreign currency option contracts to reduce the exchange rate impact on anticipated net revenue transactions. These option contracts have maturities of less than three months and settle before the end of each fiscal quarter. They are not used for trading or speculative purposes. Autodesk's financial exposure is limited to the amount paid for the options and any resulting gains from these option contracts are deferred until the underlying hedged transaction is recorded.

   The notional amounts of foreign currency option contracts at January 31, 2001 was $2.3 million. Autodesk did not use option contracts prior to fiscal 2001. Gains resulting from foreign currency transactions were not material in fiscal 2001.

 Marketable Securities

   Marketable securities include the following available-for-sale securities at January 31, 2001 and 2000:

                                             January 31, 2001
                         ---------------------------------------------------------
                                  Gross unrealized Gross unrealized Estimated fair
                           Cost        gains            losses          value
                         -------- ---------------- ---------------- --------------
                                              (In thousands)
Short-term:
  Municipal Bonds....... $ 57,296      $   38            $--           $ 57,334
  Preferred Stock.......   10,500           5             --             10,505
  Money Market..........   43,737          84             --             43,821
  Commercial Paper and
   Corporate Bonds......    4,498          19             --              4,517
  Agency Securities.....   26,686          98             --             26,784
                         --------      ------            ---           --------
                          142,717         244             --            142,961
                         --------      ------            ---           --------
Long-term:
  Municipal Bonds....... $144,411      $2,791            $--           $147,202
  Corporate Bonds.......    2,993          98             --              3,091
  Asset Backed
   Securities...........    4,002          72             --              4,074
  Agency Securities.....    8,638         143             --              8,781
                         --------      ------            ---           --------
                          160,044       3,104             --            163,148
                         --------      ------            ---           --------
                         $302,761      $3,348            $--           $306,109
                         ========      ======            ===           ========

                                AUTODESK, INC.

                               January 31, 2001

                                             January 31, 2000
                         ---------------------------------------------------------
                                  Gross unrealized Gross unrealized Estimated fair
                           Cost        gains            losses          value
                         -------- ---------------- ---------------- --------------
                                              (In thousands)
Short-term:
  Municipal Bonds....... $138,084       $87            $    (3)        $138,168
  Preferred Stock.......   37,200        --                 --           37,200
  Money Market..........   60,945        --                 --           60,945
  Agency Securities.....   13,996        --                (19)          13,977
                         --------       ---            -------         --------
                          250,225        87                (22)         250,290
                         --------       ---            -------         --------
Long-term:
  Municipal Bonds.......  165,663        --             (1,997)         163,666
  Treasury Notes........    7,991        --                 --            7,991
  Corporate Bonds.......    1,500        --                 --            1,500
  Asset Backed
   Securities...........    2,003        --                 --            2,003
  Agency Securities.....    6,914        --                (82)           6,832
                         --------       ---            -------         --------
                          184,071        --             (2,079)         181,992
                         --------       ---            -------         --------
                         $434,296       $87            $(2,101)        $432,282
                         ========       ===            =======         ========

   The contractual maturities of Autodesk's long-term marketable securities at January 31, 2001 were as follows: $76.1 million between one and two years; $44.9 million maturing in three years; $33.1 million maturing in four to five years; and $9.0 million beyond five years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on available-for-sale securities were immaterial in fiscal 2001, 2000 and 1999. The cost of securities sold is based on the specific identification method.

Note 4. Income Taxes

   The provision for income taxes consists of the following:

                                                         Fiscal year ended
                                                            January 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      --------  -------  -------
                                                           (In thousands)
   Federal:
     Current........................................  $ 26,350  $17,059  $30,708
     Deferred.......................................       289  (13,027)   7,773
   State:
     Current........................................     4,914    2,068    3,627
     Deferred.......................................      (452)  (1,393)   1,229
   Foreign:
     Current........................................    15,657   14,946   17,029
     Deferred.......................................     4,782   (5,541)   1,723
                                                      --------  -------  -------
                                                      $ 51,540  $14,112  $62,089
                                                      ========  =======  =======

                                AUTODESK, INC.

                               January 31, 2001

   The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $21.0 million for fiscal 2001, $4.6 million for fiscal 2000 and $15.5 million for fiscal 1999. Foreign pretax income was $86.4 million in fiscal 2001, $16.6 million in fiscal 2000 and $110.1 million in fiscal 1999. The valuation allowance decreased by $3.1 million in fiscal 2001 and $1.2 million in fiscal 2000, and increased by $2.8 million in fiscal 1999.

   The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

                                                        Fiscal year ended
                                                           January 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
                                                         (In thousands)
      Income tax provision at statutory rate.......  $56,372  $ 8,372  $55,727
      Foreign income taxed at rates different from
       the U.S. statutory rate.....................   (5,058)  (2,679)  (1,994)
      State income taxes, net of federal benefit...    2,436      576    3,041
      Tax-exempt interest..........................   (3,526)  (3,165)  (2,087)
      Acquired in-process research and
       development.................................       --      645    3,973
      Goodwill amortization........................    4,711    5,945    7,478
      Effect of not benefiting foreign subsidiaries
       tax losses..................................       --       --    2,304
      Utilization of net operating losses not
       previously benefited........................   (3,473)      --   (3,786)
      Research and development tax credit benefit..   (1,162)  (2,438)  (2,521)
      Non-deductible acquisition costs.............       --    6,473       --
      Other........................................    1,240      383      (46)
                                                     -------  -------  -------
                                                     $51,540  $14,112  $62,089
                                                     =======  =======  =======

                                AUTODESK, INC.

                               January 31, 2001


   Significant components of Autodesk's deferred tax assets and liabilities are as follows:

                                                                January 31,
                                                              -----------------
                                                                2001     2000
                                                              --------  -------
                                                               (In thousands)
   Purchased technology and capitalized software............. $ 17,661  $10,880
   Reserves for product returns and bad debts................   10,281    9,359
   Tax loss carryforwards....................................    6,512    3,671
   Accrued compensation and benefits.........................    5,546    4,966
   Fixed assets..............................................    8,522    9,371
   Accrued state income taxes................................      563      331
   Research and development credit carryforwards.............    4,746   11,325
   Inventory reserves........................................    1,473    1,319
   Other accruals not currently deductible for tax...........    8,686    8,947
   Other.....................................................       --    4,945
                                                              --------  -------
   Total deferred tax assets.................................   63,990   65,114
   Less: valuation allowance.................................   (4,849)  (7,988)
                                                              --------  -------
   Net deferred tax assets...................................   59,141   57,126
                                                              --------  -------
   Unremitted earnings of foreign subsidiaries...............  (13,108)  (6,018)
   Other.....................................................   (1,095)      --
                                                              --------  -------
   Total deferred tax liability..............................  (14,203)  (6,018)
                                                              --------  -------
   Net deferred tax assets................................... $ 44,938  $51,108
                                                              ========  =======

   No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk's foreign subsidiaries (cumulative $318.0 million at January 31, 2001) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2001, the unrecognized deferred tax liability for these earnings was approximately $87.0 million.

   Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

   Cash payments for income taxes were approximately $14.0 million in fiscal 2001, $37.6 million in fiscal 2000 and $20.9 million in fiscal 1999.

   Autodesk has $18.6 million of cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. The tax loss carryforwards will expire beginning January 31, 2007. Autodesk has recorded a valuation allowance against some deferred tax assets including the tax benefit of these tax loss carryforwards due to the uncertainty of their realizability.

   Autodesk has $4.7 million of cumulative research tax credit carryforwards, which may be available to reduce future income tax liabilities in California indefinitely.

                                AUTODESK, INC.

                               January 31, 2001


Note 5. Investment in Affiliate--Buzzsaw.com, Inc. ("Buzzsaw")

   In October 1999, Autodesk formed Buzzsaw. Between October and December 1999, Autodesk owned a majority interest in Buzzsaw, and as such, Autodesk consolidated Buzzsaw's results of operations, which were included within Autodesk's fiscal 2000 cost and expense categories. After December 1999, Autodesk owned a less than majority interest in Buzzsaw.

   In April 2000, Autodesk invested an additional $17.5 million in Buzzsaw. Autodesk currently maintains approximately a 40 percent interest in Buzzsaw and is accounting for this investment under the equity method of accounting.

   During fiscal 2001, Autodesk recognized $16.3 million of losses, which represents Autodesk's proportionate share of Buzzsaw's losses from April 2000 through January 2001.

   Summarized financial information for Buzzsaw, which ended their fiscal year on December 31, 2000, is as follows:

                                                                     As of
                                                                  December 31,
                                                                     2000
                                                               -----------------
                                                                (In thousands)
   Current assets.............................................      $30,791
   Non-current assets.........................................       19,123
   Current liabilities........................................        9,141
   Non-current liabilities....................................        2,268
   Redeemable convertible preferred stock.....................       98,560
   Net assets.................................................       38,505
                                                               Fiscal year ended
                                                               December 31, 2000
                                                               -----------------
   Net revenues...............................................      $ 5,354
   Cost of sales..............................................       14,461
   Loss from operations.......................................       50,898
   Net loss attributable to common stockholders...............       54,455

Note 6. Minority Interest--RedSpark, Inc. ("RedSpark")

   In April 2000, Autodesk formed RedSpark. In October 2000, RedSpark received $14.0 million of third party venture funding. Autodesk currently maintains a majority interest in RedSpark, and consolidates RedSpark's financial position and results of operations.

   The minority interest at January 31, 2001 represents equity funding received by RedSpark from third party investors, net of allocated losses for the period October 2000 through January 2001.

Note 7. Borrowing Arrangements

   Autodesk has a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. At January 31, 2001, there were no borrowings outstanding under this agreement, which expires in January 2002.

                                AUTODESK, INC.

                               January 31, 2001


Note 8. Commitments and Contingencies

   Autodesk leases office space and computer equipment under noncancelable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows: $29.3 million in 2002; $27.2 million in 2003; $21.7 million in 2004; $19.0 million in 2005; $16.9 million in 2006; and $18.9 million thereafter.

   Rent expense was $31.8 million in fiscal 2001, $30.2 million in fiscal 2000 and $25.7 million in fiscal 1999.

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

Note 9. Stockholders' Equity

 Preferred Stock

   Under Autodesk's Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2001, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

 Common Stock Repurchase Programs

   Autodesk repurchased and retired 9.2 million shares in fiscal 2001 at an average repurchase price of $38.96 per share, 2.9 million shares in fiscal 2000 at an average price of $31.11, and 1.2 million shares in fiscal 1999 at an average price of $39.34. The primary purpose of the stock repurchase programs was to help offset the dilution to earnings per share caused by the issuance of stock under Autodesk's employee stock plans.

   Between November 1999 and March 2001, the Board of Directors approved plans to repurchase a total of 22.0 million common shares. Of these 22.0 million shares, 12.1 million shares were repurchased and retired as of January 31, 2001 through a combination of open market purchases and settlement of equity collar contracts. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock.

   In fiscal 2000 Autodesk repurchased its common stock through open market purchases, and in fiscal 1999 Autodesk used a combination of open market purchases and equity collar contracts to repurchase Autodesk's common stock. These fiscal 1999 share repurchases were part of an on-going and systematic repurchase plan that was approved by Autodesk's Board of Directors.

 Dividends

   During fiscal 2001 and 2000 Autodesk paid annual dividends of $0.24 per share. During fiscal 1999 Autodesk paid annual dividends of $0.20 per share. Fiscal year 2001 dividends were paid at a rate of $0.06 each quarter.

                                AUTODESK, INC.

                               January 31, 2001


Note 10. Stock Compensation and Employee Benefit Plans

 Stock Option Plans

   Incentive and nonqualified stock options may be granted to officers, employees, directors and consultants. Autodesk, however, does not have a practice of awarding stock options to consultants. Options vest over periods of one to five years and generally have terms of up to ten years. The exercise price of the stock options is generally at least equal to the fair market value of the stock on the grant date.

   A summary of stock option activity is as follows:

                                                                    Weighted
                                                        Number of average price
                                                         shares     per share
                                                        --------- -------------
                                                         (Shares in thousands)
   Options outstanding at January 31, 1998.............  14,217      $30.10
     Granted...........................................   3,320       36.49
     Exercised.........................................  (2,595)      24.74
     Canceled..........................................  (1,020)      34.96
                                                         ------
   Options outstanding at January 31, 1999.............  13,922      $32.27
     Granted...........................................   5,984       26.70
     Exercised.........................................  (1,087)      21.06
     Canceled..........................................  (2,902)      34.65
                                                         ------
   Options outstanding at January 31, 2000.............  15,917      $30.47
     Granted...........................................   4,455       32.00
     Exercised.........................................  (3,696)      26.09
     Canceled..........................................  (3,177)      33.74
                                                         ------
   Options outstanding at January 31, 2001.............  13,499      $31.43
   Options exercisable at January 31, 2001.............   5,782      $32.59
   Options available for grant at January 31, 2001.....   2,922          --

   The following table summarizes information about options outstanding and exercisable at January 31, 2001:

                         Options Exercisable                   Options Outstanding
                    ----------------------------- ----------------------------------------------
                                      Weighted                                       Weighted
                      Number of       average       Number of    Weighted average    average
                        shares     exercise price     shares     contractual life exercise price
                    -------------- -------------- -------------- ---------------- --------------
                    (in thousands)                (in thousands)    (in years)
Range of per share
 exercise prices:
$0.01--24.13            1,210          $20.46          3,453           7.7            $21.27
$24.25--30.25           1,316           27.22          3,596           8.1             26.91
$30.38--38.06           1,922           34.33          3,509           7.5             34.50
$38.25--73.49           1,334           46.37          2,941           7.5             45.23
                        -----          ------         ------           ---            ------
                        5,782          $32.59         13,499           7.7            $31.43

   These options will expire if not exercised at specific dates ranging through January 2011.

                                AUTODESK, INC.

                               January 31, 2001


   A total of 16.4 million shares of Autodesk's common stock have been reserved for future issuance under existing stock option programs.

 Employee Stock Purchase Plan

   Under Autodesk's employee stock purchase plan, eligible employees may purchase shares of Autodesk's common stock, at their discretion using up to 15 percent of their compensation subject to certain limitations, at not less than 85 percent of fair market value as defined in the plan agreement. Autodesk issued 0.9 million shares at an average price of $18.27 per share in fiscal 2001, 0.8 million shares at an average price of $20.25 in fiscal 2000, and 0.6 million shares at an average price of $23.21 in fiscal 1999. At January 31, 2001, a total of 3.3 million shares were available for future issuance under the plan.

 Pro Forma Net Income (Loss) Information

   Autodesk applies APB 25 in accounting for its employee stock plans. Accordingly, no compensation expense is recognized in Autodesk's consolidated statement of operations, other than for stock awards that have exercise prices less than the fair market value of Autodesk's common stock at the date of grant.

   Had compensation expense been determined in accordance with the fair value method prescribed by SFAS 123, Autodesk's pro forma net income for fiscal 2001 was $39.1 million, loss for fiscal 2000 was $44.7 million and net income for fiscal 1999 was $52.2 million. Pro forma basic net income (loss) per share was $0.68 in fiscal 2001, $(0.74) in fiscal 2000, and $0.93 in fiscal 1999. Pro forma diluted net income (loss) per share was $0.67 in fiscal 2001, $(0.74) in fiscal 2000, and $0.88 in fiscal 1999.

   The weighted average estimated fair value of stock options granted was $17.50 per share during fiscal 2001, $14.38 during fiscal 2000 and $14.14 during fiscal 1999. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions: expected volatility of 0.6 for fiscal 2001, 2000 and 1999; the weighted average estimated life was 5 years for fiscal 2001 and 2000 and 3 years for 1999; the weighted average risk-free rate was 5.7% for fiscal 2001, 5.8% for fiscal 2000 and 5.6% for fiscal 1999; and the dividend yield was 0.8% for fiscal 2001, 0.9% for fiscal 2000 and 0.7% for fiscal 1999.

   The weighted average estimated fair value of shares granted under the employee stock purchase plan was $8.58 per share during fiscal 2001, $7.64 during fiscal 2000, and $9.07 during fiscal 1999. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions: expected volatility of 0.7 for fiscal 2001, 0.6 for fiscal 2000 and 1999; the weighted average estimated life was 0.5 years for fiscal 2001, 2000 and 1999; the weighted average risk-free rate was 5.3% for fiscal 2001, 4.2% for fiscal 2000 and 5.1% for fiscal 1999; and the dividend yield was 0.8% for fiscal 2001, 0.9% for fiscal 2000 and 0.7% for fiscal 1999.

 Pretax Savings Plan

   Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 20 percent of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary contributions and matches a portion of employee contributions. Autodesk's contributions were $5.0 million in fiscal 2001, $5.0 million in fiscal 2000 and $4.6 million in fiscal 1999.

   Autodesk provides defined-contribution plans in certain foreign countries where required by statute. Autodesk's funding policy for foreign defined-contribution plans is consistent with the local requirements in each country. Autodesk's contributions to these plans were $2.8 million in fiscal 2001, $2.4 million in fiscal 2000 and $1.7 million in fiscal 1999.

                                AUTODESK, INC.

                               January 31, 2001


Note 11. Business Combinations

 Discreet Logic Inc. ("Discreet")

   On March 16, 1999, Autodesk acquired Discreet by issuing approximately 10.0 million shares of Autodesk common stock in exchange for Discreet's outstanding common stock. Discreet develops, assembles, markets, sells and supports nonlinear digital systems and software for creating, editing and compositing imagery.

   Autodesk accounted for this acquisition under the pooling of interests method. Accordingly, all prior period consolidated financial statements presented were restated to include the combined results of operations, financial position and cash flows as though Discreet had always been part of Autodesk. Separate results of the combined entities for the three months ended April 30, 1999 and the fiscal year ended January 31, 1999 are as follows:

                                                  Three months
                                                     ended         Year ended
                                                 April 30, 1999 January 31, 1999
                                                 -------------- ----------------
                                                  (unaudited)
                                                          (In millions)
   Net revenues:
     Autodesk...................................     $177.7          $761.7
     Discreet...................................       25.0           132.1
                                                     ------          ------
                                                     $202.7          $893.8
                                                     ======          ======
   Net income (loss):
     Autodesk...................................     $ (7.3)         $ 90.6
     Discreet...................................       (9.8)            6.5
                                                     ------          ------
                                                     $(17.1)         $ 97.1
                                                     ======          ======

   Prior to the acquisition, Discreet's fiscal year ended on June 30. As a result of differing year-ends, Autodesk's consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended January 31, 1999 were combined with Discreet's financial statements for the twelve months ended December 31, 1998.

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

 VISION* Solutions ("VISION")

   On April 22, 1999, Autodesk acquired VISION, a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions. This acquisition was accounted for under the purchase method of accounting. Of the $26.0 million purchase price, which was paid in cash, $3.3 million represented the value of in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during fiscal 2000. Of the remaining purchase price, $17.6 million was allocated to goodwill and $2.1 million was allocated to other intangibles.

                                AUTODESK, INC.

                               January 31, 2001


   Proforma financial results, as defined by Accounting Principles Board Opinion No. 16, "Business Combinations," have not been provided since this acquisition was not material.

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

   Proforma financial results, as defined by Accounting Principles Board Opinion No. 16, "Business Combinations," have not been provided since this acquisition was not material.

Note 12. Nonrecurring Charges

   During fiscal 2001, Autodesk recorded nonrecurring credits totaling $1.2 million, which resulted from accrual reversals. The underlying liabilities, which were originally established in fiscal 2000, were settled for less than originally estimated.

   During fiscal 2000, Autodesk recorded nonrecurring charges totaling $34.7 million, which primarily resulted from the acquisition of Discreet ($17.1 million), acquisition of VISION ($3.3 million) and a corporate restructuring that occurred during the third quarter ($15.5 million). These nonrecurring charges were offset by a $1.0 million reversal of a litigation reserve established in fiscal 1999. The litigation matter was settled for less than originally estimated.

  Of the $17.1 million of charges resulting from the acquisition of Discreet, $14.1 million related to transaction costs, $2.6 million related to restructuring costs and $0.4 million related to one-time costs.

   Of the $15.5 million of corporate restructuring charges, which resulted from Autodesk's efforts to reduce operating expenses, $11.7 million related to termination and other employee costs associated with the elimination of 350 positions, most of which occurred in the U.S.; $3.2 million related to office closure costs; and $0.6 million related to one-time costs. Employee termination costs included wage continuation, advance notice pay and

                                AUTODESK, INC.

                               January 31, 2001

medical and other benefits. Office closure costs included losses on operating lease payments ($1.1 million) and the write-off of leasehold improvements and equipment ($2.1 million). During fiscal 2001, the restructuring was substantially completed. The following table sets forth the restructuring activity during fiscal 2001:

                          Balance at                               Balance at
                          February 1,           Charges            January 31,
                             2000     Additions Utilized Reversals    2001
                          ----------- --------- -------- --------- -----------
                                             (In millions)
Employee termination
 costs...................    $1.0        $--     $(0.4)    $(0.4)     $0.2
Office closure costs.....     0.7         --      (0.3)     (0.3)      0.1
Legal entity
 liquidations............     0.5         --      (0.1)     (0.3)      0.1
                             ----        ---     -----     -----      ----
  Total..................    $2.2        $--     $(0.8)    $(1.0)     $0.4
                             ====        ===     =====     =====      ====

   During fiscal 1999, Autodesk recorded nonrecurring charges totaling $19.7 million, which resulted from the acquisition of Genius ($13.1 million) and certain other charges ($8.9 million). These nonrecurring charges were offset by $2.3 million of excess lease-related reserves, which were associated with a fiscal 1996 restructuring, that Discreet reversed.

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

Note 13. Litigation Accrual Reversal

   In fiscal 1995, Autodesk recorded a significant reserve as a result of a judgment against Autodesk on a claim involving a trade-secret misappropriation. Autodesk appealed the judgment and as a result of the appeal decision, which was finalized in May 1998, the amount levied against Autodesk was significantly reduced. During fiscal 1999, Autodesk reversed the remaining unutilized litigation accrual of $18.2 million and interest accrual of $2.7 million.

Note 14. Segments

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

   The Design Solutions Segment derives revenues from the sale of design software products for professionals, occasional users, or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users.

   Both segments primarily distribute their respective products through authorized dealers and distributors, and, in some cases, they also sell their products directly to end-users.

                                AUTODESK, INC.

                               January 31, 2001


   The accounting policies of the reportable segments are the same as those described in Note 1 to Notes of Consolidated Financial Statements. Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment. Information concerning the operations of Autodesk's reportable segments was as follows:

                                                          Fiscal year ended
                                                             January 31,
                                                        -----------------------
                                                         2001     2000    1999
                                                        -------  ------  ------
                                                            (In millions)
   Net revenues:
     Design Solutions.................................. $ 743.1  $674.4  $720.7
     Discreet..........................................   193.2   173.7   173.1
                                                        -------  ------  ------
                                                        $ 936.3  $848.1  $893.8
                                                        =======  ======  ======
   Income (loss) from operations:
     Design Solutions.................................. $ 509.0  $323.4  $394.4
     Discreet..........................................    23.1   (13.2)   19.5
     Unallocated amounts/1/............................  (392.1) (309.4) (271.8)
                                                        -------  ------  ------
                                                        $ 140.0  $  0.8  $142.1
                                                        =======  ======  ======
   Depreciation and amortization:
     Design Solutions.................................. $  34.0  $ 43.4  $ 39.4
     Discreet..........................................    16.6    20.6    22.1
     Unallocated amounts...............................    18.2    15.7    19.3
                                                        -------  ------  ------
                                                        $  68.8  $ 79.7  $ 80.8
                                                        =======  ======  ======

--------
/1/Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses managed outside the reportable segments. Unallocated amounts in fiscal 2001 also include nonrecurring credits of $1.2 million, which consisted of fiscal 2000 corporate restructuring charge reversals. Unallocated amounts in fiscal 2000 also include nonrecurring charges of $13.8 million, a significant portion of which consisted of the corporate restructuring charges. Unallocated amounts in fiscal 1999 also include nonrecurring income of $12.7 million.

   Information regarding Autodesk's operations by geographic area is as follows:

                                                   Fiscal year ended January 31,
                                                   -----------------------------
                                                     2001      2000      1999
                                                   --------- --------- ---------
                                                           (In millions)
   Net revenues:
     United States customers.....................  $   374.9 $   317.7 $   375.4
     Other Americas..............................       57.8      63.3      60.2
                                                   --------- --------- ---------
       Total Americas............................      432.7     381.0     435.6
     Europe......................................      296.0     296.4     329.6
     Asia Pacific................................      207.6     170.7     128.6
                                                   --------- --------- ---------
       Total net revenues........................  $   936.3 $   848.1 $   893.8
                                                   ========= ========= =========

                                 AUTODESK, INC.

                                January 31, 2001

                                                                  January 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
                                                                 (In millions)
   Long-lived assets:/1/
     United States operations................................... $282.9  $347.0
     Other Americas.............................................   15.8    15.1
                                                                 ------  ------
       Total Americas...........................................  298.7   362.1
     Neuchatel, Switzerland/2/..................................  251.9   195.1
     Other Europe...............................................  227.0   228.4
                                                                 ------  ------
       Total Europe.............................................  478.9   423.5
     Asia Pacific...............................................    6.8     6.6
                                                                 ------  ------
     Consolidating eliminations................................. (649.4) (639.9)
                                                                 ------  ------
       Total long-lived assets.................................. $135.0  $152.3
                                                                 ======  ======

--------
/1/Long-lived assets exclude financial instruments and deferred tax assets. As such, marketable securities and deferred taxes have been excluded above. /2/Investment in Discreet held by Neuchatel. This investment eliminates upon consolidation.

Note 15. Comprehensive Income

   The components of total accumulated other comprehensive loss in the balance sheet are as follows:

                                                           January 31,
                                                      -----------------------
                                                        2001      2000
                                                      --------  --------
                                                       (In thousands)
   Unrealized gains (losses) on available-for-sale
    securities, net of tax........................... $  2,357  $ (1,370)
   Foreign currency translation adjustment...........  (18,461)  (13,452)
                                                      --------  --------
     Total accumulated other comprehensive loss...... $(16,104) $(14,822)
                                                      ========  ========

                                AUTODESK, INC.

                               January 31, 2001

   The related income tax effects allocated to each component of other comprehensive income (loss) are as follows:

                                                             Income
                                                   Amount      tax    Amount
                                                   before   (expense) net of
                                                    taxes    benefit   taxes
                                                   -------  --------- -------
                                                        (In thousands)
   Fiscal 2001:
     Unrealized gains on available-for-sale
      securities.................................. $ 5,405   $(1,730) $ 3,675
     Less: reclassification for amounts realized
      in net income...............................      76       (24)      52
                                                   -------   -------  -------
     Net unrealized gains.........................   5,481    (1,754)   3,727
     Foreign currency translation adjustments.....  (5,009)       --   (5,009)
                                                   -------   -------  -------
       Total other comprehensive income (loss).... $   472   $(1,754) $(1,282)
                                                   =======   =======  =======
   Fiscal 2000:
     Unrealized losses on available-for-sale
      securities.................................. $(2,869)  $   918  $(1,951)
     Less: reclassification for amounts realized
      in net income...............................    (285)       91     (194)
                                                   -------   -------  -------
     Net unrealized losses........................  (3,154)    1,009   (2,145)
     Foreign currency translation adjustments.....   1,455        --    1,455
                                                   -------   -------  -------
       Total other comprehensive loss............. $(1,699)  $ 1,009  $  (690)
                                                   =======   =======  =======
   Fiscal 1999:
     Unrealized gains on available-for-sale
      securities.................................. $    18   $    (6) $    12
     Less: reclassification for amounts realized
      in net income...............................    (269)       83     (186)
                                                   -------   -------  -------
     Net unrealized gains.........................     287       (89)     198
     Foreign currency translation adjustments.....   5,772        --    5,772
                                                   -------   -------  -------
       Total other comprehensive income........... $ 6,059   $   (89) $ 5,970
                                                   =======   =======  =======

                                AUTODESK, INC.

                               January 31, 2001


Note 16. Quarterly Financial Information (Unaudited)

   Summarized quarterly financial information for fiscal 2001 and 2000 is as follows:

                                                                              Fiscal
                             1st quarter 2nd quarter 3rd quarter 4th quarter   year
                             ----------- ----------- ----------- ----------- --------
                                      (In thousands, except per share data)
   Fiscal 2001
     Net revenues..........   $231,259    $232,841    $229,177    $243,047   $936,324
     Gross margin..........    194,533     193,632     191,221     206,740    786,126
     Income from
      operations...........     37,983      34,000      29,520      38,511    140,014
     Net income............     25,606      20,753      18,511      28,363     93,233
     Basic net income per
      share................       0.43        0.36        0.33        0.51       1.63
     Diluted net income per
      share................       0.41        0.35        0.32        0.51       1.59
   Fiscal 2000
     Net revenues..........   $202,661    $210,582    $208,131    $226,677   $848,051
     Gross margin..........    169,649     170,310     172,310     189,467    701,736
     Income (loss) from
      operations...........    (20,209)     (5,248)     (4,435)     30,655        763
     Net income (loss).....    (17,144)        389       1,393      25,170      9,808
     Basic net income
      (loss) per share.....      (0.29)       0.01        0.02        0.42       0.16
     Diluted net income
      (loss) per share.....      (0.29)       0.01        0.02        0.41       0.16


   As a result of two new accounting pronouncements that were effective during the fourth quarter of fiscal 2001, Autodesk reclassified dealer commissions to marketing and sales expenses and customer-paid shipping and handling fees to net revenues (see Note 1 for further discussion). Previously, dealer commission costs were reflected as a direct reduction of net revenues and customer-paid shipping and handling amounts were reflected as a reduction of cost of revenues.

   During fiscal 2001, dealer commission costs were $7.4 million (Qtr 1), $6.0 million (Qtr 2), $7.2 million (Qtr 3), $4.1 million (Qtr 4), and $24.7 million (total). Shipping and handling amounts during fiscal 2001 were as follows:
$0.6 million (Qtr 1), $0.5 million (Qtr 2), $0.5 million (Qtr 3), $0.5 million (Qtr 4), and $2.1 million (total).

   During fiscal 2000, dealer commission costs were $7.1 million (Qtr 1), $7.0 million (Qtr 2), $5.4 million (Qtr 3), $5.9 million (Qtr 4), and $25.4 million (total). Shipping and handling amounts during fiscal 2000 were as follows:
$0.6 million (Qtr 1), $0.6 million (Qtr 2), $0.6 million (Qtr 3), $0.6 million (Qtr 4), and $2.4 million (total).

                                AUTODESK, INC.

                               January 31, 2001


   Results for the first quarter and third quarter of fiscal 2001 included nonrecurring credits totaling $0.8 million and $0.4 million, respectively, $1.0 million of which related to the reversal of fiscal 2000 restructuring charges.

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

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of Autodesk, Inc.

   We have audited the accompanying consolidated balance sheets of Autodesk, Inc., as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Autodesk's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Discreet Logic Inc., a wholly-owned subsidiary acquired in March, 1999, which statements reflect net income constituting approximately 9% of the related consolidated financial statement totals for the year ended January 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Discreet Logic Inc., is based solely on the report of the other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 9, 2001

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

     1. Financial Statements: The information concerning Autodesk's financial statements, and Report of Ernst & Young LLP, Independent Auditors required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled "Financial Statements and Supplementary Data."

     2. Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2001, 2000 and 1999, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

     Schedule II   Valuation and Qualifying Accounts................. S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

   3. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

  Exhibit
    No.                                 Description
  -------                               -----------
  2.1(3)   Second Amended and Restated Agreement and Plan of Acquisition and
           Amalgamation by and among Autodesk, Inc., Autodesk Development BV,
           9066-9771 Quebec Inc., Autodesk Canada Inc., 9066-9854 Quebec Inc.
           and Discreet Logic Inc., dated as of November 18, 1998, as amended on December 18, 1998 and January 18, 1999
  2.2(3)   Second Amended and Restated Amalgamation Agreement by and among
           Discreet Logic Inc., 9066-9854 Quebec Inc. and Autodesk, Inc. dated as of January 18, 1999
  3.1(4)   Certificate of Incorporation of Registrant
  3.2(7)   Certificate of Designation of Rights, Preferences and Privileges of
           Series A Participating Preferred Stock of Autodesk, Inc.
  3.3(4)   Certificate of the Powers, Designations, Preferences and Rights of
           Series B Preferred Stock of Autodesk, Inc.
  3.4(6)   Bylaws of Registrant, as amended
  4.1(8)   Preferred Shares Right Agreement dated December 14, 1995
  4.2(8)   Amendment No. 1 to Preferred Shares Rights Agreement
  9.1(4)   Voting and Exchange Trust Agreement dated March 16, 1999 among
           Autodesk, Inc., Discreet Logic Inc., Autodesk Development B.V., and
           Montreal Trust Company of Canada
 10.2(5)*  Registrant's 1998 Employee Qualified Stock Purchase Plan and form of
           Subscription Agreement, as amended
 10.3(2)*  Registrant's 2000 Directors' Option Plan
 10.4(5)*  Registrant's 1996 Stock Plan, as amended
 10.5(9)*  Form of Indemnification Agreement executed by Autodesk and each of its officers and directors
 10.6(10)* Agreement between Registrant and Carol A. Bartz dated April 7, 1992
 10.7(4)   Support Agreement dated March 16, 1999 among Autodesk, Inc.,
           Autodesk Development B.V. and Discreet Logic Inc.
 10.8(1)*  Form of Restricted Stock Purchase Agreement of Buzzsaw.com, Inc.
 10.9*     Form of Restricted Stock Purchase Agreement of RedSpark, Inc.
 21.1      List of Subsidiaries
 23.1      Consent of Ernst & Young LLP, Independent Auditors
 24.1      Power of Attorney (see page 54)

--------
 (1) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.
 (2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 as filed on September 15, 2000.
 (3) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K filed on March 16, 1999.
 (4) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.
 (5) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 as filed on June 21, 1999.
 (6) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
 (7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

 (8) Incorporated by reference to the Registrant's Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998.
 (9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
(10) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992.
  * Denotes a management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUTODESK, INC.

                                                   /s/ Carol A. Bartz
                                          By: _________________________________
                                                       Carol A. Bartz
                                                   Chairman of the Board
Dated: April 27, 2001

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

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Carol A. Bartz             Chairman, Chief Executive    April 27, 2001
______________________________________  Officer and President
            Carol A. Bartz              (Principal Executive
                                        Officer)

       /s/ Steve Cakebread             Senior Vice President and    April 27, 2001
______________________________________  Chief Financial Officer
           Steve Cakebread              (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

      /s/ Mark A. Bertelsen            Director                     April 27, 2001
______________________________________
          Mark A. Bertelsen

    /s/ Crawford W. Beveridge          Director                     April 27, 2001
______________________________________
        Crawford W. Beveridge

       /s/ J. Hallam Dawson            Director                     April 27, 2001
______________________________________
           J. Hallam Dawson

    /s/ Per-Kristian Halvorsen         Director                     April 27, 2001
______________________________________
        Per-Kristian Halvorsen

       /s/ Paul S. Otellini            Director                     April 27, 2001
______________________________________
           Paul S. Otellini

      /s/ Mary Alice Taylor            Director                     April 27, 2001
______________________________________
          Mary Alice Taylor

        /s/ Larry Wangberg             Director                     April 27, 2001
______________________________________
            Larry Wangberg

ITEM 14(a)(2) FINANCIAL STATEMENT SCHEDULE II

                                 AUTODESK, INC.

                       Valuation and Qualifying Accounts

                                              Additions
                                  Balance at  Charged to
                                   Beginning  Costs and  Deductions Balance at
           Description              of Year    Expenses  Write-Offs End of Year
           -----------            ----------- ---------- ---------- -----------
Fiscal year ended January 31,
 2001
  Allowance for doubtful
   accounts...................... $10,652,000 $3,565,000 $2,606,000 $11,611,000
  Allowance for stock balancing
   and product rotation..........  19,370,000 30,721,000 32,330,000  17,761,000
  Restructuring..................   2,200,000          0  1,809,000     391,000
Fiscal year ended January 31,
 2000
  Allowance for doubtful
   accounts...................... $10,642,000 $1,515,000 $1,505,000 $10,652,000
  Allowance for stock balancing
   and product rotation..........  14,777,000 47,255,000 42,662,000  19,370,000
  Restructuring..................     723,000 18,500,000 17,023,000   2,200,000
Fiscal year ended January 31,
 1999
  Allowance for doubtful
   accounts...................... $10,830,000 $1,930,000 $2,118,000 $10,642,000
  Allowance for stock balancing
   and product rotation..........  20,219,000 25,484,000 30,926,000  14,777,000
  Restructuring..................     825,000          0    102,000     723,000