Form 10-Q
period 2001-04-30
AUTODESK INC
filed 2001-05-22
CIK 769397

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________
                                   FORM 10-Q
                                _______________

(Mark One)
X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-

   Act of 1934

   For the quarterly period ended April 30, 2001

                                      OR

_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                      Yes     X                         No  ___
                            -----


As of April 30, 2001, there were approximately 53.9 million shares of the Registrant's Common Stock outstanding.

================================================================================

                                AUTODESK, INC.

                                     INDEX


                       PART I.  FINANCIAL INFORMATION                                   Page No.
                                                                                        --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Operations
            Three months ended April 30, 2001 and 2000...................................   3

           Condensed Consolidated Balance Sheets
            April 30, 2001 and January 31, 2001..........................................   4

           Condensed Consolidated Statements of Cash Flows
            Three months ended April 30, 2001 and 2000...................................   6

           Notes to Condensed Consolidated Financial Statements..........................   7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................................  10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................  17

                                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................  17

Item 6.    Exhibits and Reports on Form 8-K..............................................  17

           Signatures....................................................................  18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                               Three months ended
                                                                     April 30,
                                                             ----------------------
                                                               2001          2000
                                                             ---------    ---------
Net revenues                                                 $ 245,740    $ 231,259
                                                             ---------    ---------

Costs and expenses:

    Cost of revenues                                            36,725       36,726

    Marketing and sales                                         87,005       77,502

    Research and development                                    46,159       40,255

    General and administrative                                  33,943       31,805

    Amortization of goodwill and purchased intangibles           5,307        7,788

    Nonrecurring credits                                            --         (800)
                                                             ---------    ---------

                                                               209,139      193,276
                                                             ---------    ---------

Income from operations                                          36,601       37,983

Interest and other income, net                                   4,986        2,973
                                                             ---------    ---------

Income before income taxes                                      41,587       40,956

Provision for income taxes                                     (12,476)     (13,105)

Equity in net loss of affiliate                                 (1,211)      (2,245)
                                                             ---------    ---------

Net income                                                   $  27,900    $  25,606
                                                             =========    =========

Basic net income per share                                   $    0.52    $    0.43
                                                             =========    =========

Diluted net income per share                                 $    0.50    $    0.41
                                                             =========    =========

Shares used in computing basic net income per share             54,033       59,005
                                                             =========    =========

Shares used in computing diluted net income per share           55,687       62,583
                                                             =========    =========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (In thousands)


                                                                    April 30, 2001        January 31, 2001
                                                                   ------------------     -----------------
                                                                      (Unaudited)            (Audited)
Current assets:

    Cash and cash equivalents                                         $ 122,988                $ 116,391

    Marketable securities                                               102,431                  142,961

    Accounts receivable, net                                            150,477                  157,422

    Inventories                                                          17,114                   17,255

    Deferred income taxes                                                26,622                   26,696

    Prepaid expenses and other current assets                            35,462                   30,596
                                                                      ---------                ---------

        Total current assets                                            455,094                  491,321
                                                                      ---------                ---------

Marketable securities                                                   169,359                  163,148

Computer equipment, furniture, and leasehold improvements, at cost:

    Computer equipment and furniture                                    183,318                  171,176

    Leasehold improvements                                               27,351                   27,145

    Less accumulated depreciation                                      (150,235)                (144,325)
                                                                      ---------                ---------

        Net computer equipment, furniture, and leasehold
          improvements                                                   60,434                   53,996

Purchased technologies and capitalized software, net                     15,836                   16,403

Goodwill, net                                                            49,358                   54,273

Deferred income taxes                                                    17,935                   18,242

Other assets                                                              9,080                   10,376
                                                                      ---------                ---------

                                                                      $ 777,096                $ 807,759
                                                                      =========                =========

                            See accompanying notes.

                                AUTODESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
                                (In thousands)


                                          April 30, 2001       January 31, 2001
                                        ------------------    ------------------
                                            (Unaudited)            (Audited)
Current liabilities:

  Accounts payable                             $  52,216            $  47,962

  Accrued compensation                            42,339               55,907

  Accrued income taxes                           101,788               97,109

  Deferred revenues                               49,671               50,993

  Other accrued liabilities                       80,259               81,942
                                               ---------            ---------

      Total current liabilities                  326,273              333,913
                                               ---------            ---------

Other liabilities                                  1,208                1,208

Commitments and contingencies

Minority interest                                 12,210               12,964


Stockholders' equity:

  Common stock and additional paid-in capital    407,820              424,652

  Accumulated other comprehensive loss           (18,722)             (16,104)

  Deferred compensation                           (1,043)              (1,172)

  Retained earnings                               49,350               52,298
                                               ---------            ---------

      Total stockholders' equity                 437,405              459,674
                                               ---------            ---------

                                               $ 777,096            $ 807,759
                                               =========            =========

                            See accompanying notes.

                                AUTODESK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                          Three months ended
                                                                               April 30,
                                                                    -------------------------------
                                                                         2001              2000
                                                                    -------------     -------------
Operating activities
   Net income                                                          $  27,900        $  25,606
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        15,865           19,006
     Net loss on asset disposals                                             711              709
     Equity in net loss of affiliate                                       1,211            2,245
     Tax benefits from employee stock plans                                3,464           16,041
     Changes in operating assets and liabilities                          (6,074)         (25,105)
                                                                       ---------        ---------
Net cash provided by operating activities                                 43,077           38,502
                                                                       ---------        ---------

Investing activities
   Net maturities of marketable securities                                33,534          103,741
   Capital and other expenditures                                        (13,179)         (10,481)
   Investments in unconsolidated entities                                     --          (19,500)
   Other investing activities                                             (1,988)           2,560
                                                                       ---------        ---------
Net cash provided by investing activities                                 18,367           76,320
                                                                       ---------        ---------

Financing activities
   Repayment of notes payable and borrowings                                  (4)              (2)
   Repurchases of common stock                                           (68,290)        (192,961)
   Proceeds from issuance of common stock, net of issuance costs          20,376           83,615
   Dividends paid                                                         (3,230)          (3,500)
   Minority interest                                                        (754)              --
                                                                       ---------        ---------
Net cash used in financing activities                                    (51,902)        (112,848)
                                                                       ---------        ---------

Effect of exchange rate changes on cash and cash equivalents              (2,945)          (5,252)
                                                                       ---------        ---------
Net increase (decrease) in cash and cash equivalents                       6,597           (3,278)
Cash and cash equivalents at beginning of year                           116,391          108,641
                                                                       ---------        ---------
Cash and cash equivalents at end of period                             $ 122,988        $ 105,363
                                                                       =========        =========

Supplemental cash flow information:
   Cash paid during the period for income taxes                        $   3,989        $   3,921
                                                                       =========        =========

                            See accompanying notes.

                                AUTODESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in Autodesk's fiscal 2001 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

2.   Financial Instruments
     ---------------------

On February 1, 2001 Autodesk, or the Company, adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives, whether in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Gains and losses resulting from changes in fair value are accounted for depending upon the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of SFAS 133 did not have a material impact on the Company's financial position and results of operations.

The Company uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, the Company uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. Generally, the Company's practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in European and Asian currencies, and Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

The Company's forward contracts, which are not designated as hedging instruments under SFAS 133, have average maturities of 60 days or less. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

In addition to the forward contracts, Autodesk utilizes foreign currency option contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months and settle before the end of each fiscal quarter. Autodesk's financial exposure is generally limited to the amount paid for the options.

Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the gain is recorded as other income. During the first quarter of fiscal 2002, the Company recognized $0.4 million of settlement gains as net revenues. A nominal amount associated with the settlement gain was recorded as other income.

3.   Net Income Per Share
     --------------------

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts:


                                                                         Three months ended
                                                                              April 30,
                                                                      ------------------------
(In thousands)                                                            2001         2000
                                                                          ----         ----
Numerator:

Numerator for basic and diluted per share amount -- net income
                                                                        $27,900      $25,606
                                                                        =======      =======
Denominator:

Denominator for basic net income per share -- weighted average shares    54,033       59,005
Effect of dilutive common stock options                                   1,654        3,578
                                                                        -------      -------
Denominator for dilutive net income per share                            55,687       62,583
                                                                        =======      =======

For the three months ended April 30, 2001 and 2000, options to purchase 4.7 million and 2.0 million shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded because the options' exercise prices were greater than the average market prices of Autodesk's common stock during the respective periods.

4.   Comprehensive Income (Loss)
     ---------------------------

Autodesk's total comprehensive income (loss) was as follows:


                                                                         Three months ended
                                                                              April 30,
                                                                      -------------------------
(In thousands)                                                            2001         2000
                                                                          ----         ----
Net income                                                              $ 27,900     $ 25,606
Other comprehensive loss, net                                             (2,618)      (1,872)
                                                                        --------     --------
     Total comprehensive income                                         $ 25,282     $ 23,734
                                                                        ========     ========

5.   Investment in Affiliate -- Buzzsaw.com, Inc.
     --------------------------------------------

During the first quarter of fiscal 2002 and 2001, Autodesk recognized $1.2 million and $2.2 million, respectively, of losses associated with its equity investment in Buzzsaw.com.

6.   Minority Interest - RedSpark, Inc.
     ----------------------------------

In April 2000, Autodesk formed RedSpark, Inc. In October 2000, RedSpark received $14.0 million of third party venture funding. Autodesk currently maintains a majority interest in RedSpark, and consolidates RedSpark's financial position and results of operations.

The minority interest at April 30, 2001 represents equity funding received by RedSpark from third party investors, net of cumulative allocated losses.

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

The Design Solutions Segment derives revenues from the sale of design software products for professionals, occasional users or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segments consists of the following business divisions, all of which have industry specific focuses: Design Platforms Group; Manufacturing; Architecture, Engineering and Construction; Location Services; and Geographic Information Services.

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment. Information concerning the operations of the reportable segments is as follows:

                                               Three months ended
                                                    April 30,
                                          ----------------------------
(In thousands)                              2001               2000
                                            ----               ----
Net revenues:
Design Solutions                          $ 196,632          $ 184,608
Discreet                                     49,108             46,651
                                          ---------          ---------
                                          $ 245,740          $ 231,259
                                          =========          =========
Income (loss) from operations:
Design Solutions                          $ 133,030          $ 122,919
Discreet                                     10,052              1,112
Unallocated amounts/1/                     (106,481)           (86,048)
                                          ---------          ---------
                                          $  36,601          $  37,983
                                          =========          =========

/1/ Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.

8.   Stock Repurchase Program
     ------------------------

During the three months ended April 30, 2001 Autodesk repurchased and retired
1.8 million shares of its common stock at an average repurchase price of $37.42 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced by $40.7 million and $27.6 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained below relating to markets for our products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions involving future trends or uncertainties, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, including "Risk Factors Which May Impact Future Operating Results" as well as factors set forth in our fiscal 2001 Annual Report on Form 10-K.


Results of Operations

Three Months Ended April 30, 2001 and 2000
------------------------------------------

Net revenues. Our net revenues for the first quarter of fiscal 2002 were $245.7 million, as compared to $231.3 million for the first quarter of the prior fiscal year. Increases in Europe's net revenues of 7 percent and Asia/Pacific's net revenues of 24 percent were partially offset by a decrease of 4 percent in the Americas' net revenues. The large increase in Asia/Pacific's net revenues resulted from increased sales of most product lines throughout the region. Net revenues for the Discreet Segment increased to $49.1 million, or 5 percent as compared to the first quarter in the prior fiscal year. Also, net revenues for the Design Solutions Segment increased by 7 percent as compared to the first quarter in the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which were reflected in the net revenues for the Design Solutions Segment, accounted for approximately 31 percent of our consolidated net revenues in the first quarter of fiscal 2002 and 32 percent of our consolidated net revenues in the same period last year.

The stronger value of the US dollar, relative to international currencies and as compared to the first quarter of last year, had a negative impact on net revenues. Had the rates from the prior year been in effect in the first quarter of fiscal 2002, translated international revenue billed in local currencies would have been $9.2 million higher. If exchange rates move unfavorably in the future, they will have a negative impact on net revenues. International sales, including exports from the U.S., accounted for approximately 69 percent of our net revenues in the first quarter of fiscal 2002 as compared to 60 percent in the same period of last year.

Product returns, consisting principally of stock rotation, are recorded as a reduction of net revenues. Product returns as a percentage of revenues have historically ranged from two to six percent quarterly. We anticipate that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues was 15 percent for the first quarter of fiscal 2002 and 16 percent for the same period last year. The difference was primarily due to slightly lower material costs resulting from the current product sales mix and less software amortization costs, offset in part by higher royalty costs. Software amortization was less due to some intangibles being fully amortized by the end of last year. Cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 35 percent of net revenues in the first quarter of fiscal 2002, as compared to 34 percent in the first quarter of fiscal 2001. This difference was primarily due to higher employee-related expenses as we increase our focus on direct sales to major accounts. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses were $46.2 million in the first quarter of fiscal 2002 as compared to $40.3 million in the first quarter of the prior year. The difference was primarily due to higher employee related costs, efforts associated with our location services initiatives and research and development costs incurred by RedSpark, Inc., a company that we formed in April 2000. We expect that research and development spending will continue to be significant as we continue to support product development efforts by our market groups.

General and administrative. General and administrative expenses as a percentage of net revenues remained constant at 14 percent for the first quarter of fiscal 2002 and 2001. Higher employee-related costs were offset by lower professional fees and depreciation costs. We expect that general and administrative expenses, as a percentage of net revenues, will remain consistent with levels recently experienced.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $5.3 million in the first quarter of fiscal 2002 as compared to $7.8 million in the same period last year due to some intangibles becoming fully amortized.

Nonrecurring credits. During the first quarter of last year, we reversed $0.8 million related to restructuring accruals established in fiscal 2000. The accruals were settled for less than originally estimated.

As we continue to evaluate our fixed cost structure, we expect to record restructuring and reorganization expenses later this year. These expenses will primarily consist of office closure and some one-time costs.

Interest and other income. Interest and other income, net was $5.0 million in the first quarter of fiscal 2002 and $3.0 million in the corresponding period last year. The increase was primarily due to higher investment income, mostly due to sales of marketable securities, and foreign exchange-related gains.

Provision for income taxes. Our effective income tax rate was 30 percent for the first quarter of fiscal 2002 and 32 percent for the first quarter of fiscal 2001. The lower effective tax rate is primarily due to the impact associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, and non-deductible goodwill amortization. The effective tax rate for both periods is less than the federal statutory rate of 35 percent due to the amount of benefits associated with our foreign earnings, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. We recognized $1.2 million of equity in net losses during the first quarter of fiscal 2002 and $2.2 million during the first quarter of last year. These amounts are related to our investment in Buzzsaw.com. While we do not currently have any plans to invest additional funds, we expect our equity in net losses of Buzzsaw.com to be significant in future periods if additional investments are made.

RedSpark, Inc. In April of last year, we formed RedSpark. We currently maintain a majority interest in RedSpark, and as such the financial position and results of operations of RedSpark are consolidated and included within the operating expense categories of our statement of operations. We expect to continue to consolidate RedSpark through most of fiscal 2002. The extent of our exposure to RedSpark's results of operations is dependent upon our future level of ownership interest, which will depend in part on the amount of RedSpark equity issued to other investors in the future.

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


Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $394.8 million at April 30, 2001, compared to $422.5 million at January 31, 2001. The primary uses of cash during the first quarter of fiscal 2002 were: the repurchase of 1.8 million shares of our common stock for $68.3 million, capital and other expenditures of $13.2 million and dividend payments totaling $3.2 million. The primary sources of cash were cash provided by operating activities of $43.1 million and stock issuances resulting from our employee stock plans of $20.4 million.

The Board of Directors has approved plans to repurchase up to 22.0 million shares of our common stock. Of these 22.0 million shares, 13.9 million have been repurchased as of April 30, 2001. The primary purpose of the stock repurchase programs is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. At April 30, 2001, there were no borrowings outstanding under this agreement, which expires in January 2002.

Principal commitments at April 30, 2001 consisted of obligations under operating leases for facilities and some computer equipment.

We believe that our existing cash, cash equivalents, marketable securities, available line of credit, and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and longer-term cash requirements. Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase programs; investments in related entities; and the acquisition of businesses, software products or technologies complementary to our business.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments generally have maturities of less than three months, and the option contracts settle before the end of a quarterly period. The principal currencies hedged during the three months ended April 30, 2001 were the Euro, British pound, and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended January 31, 2001.


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from the normal course of business activities. In addition, in March and April 2000, three class action complaints were filed against us and certain of our officers and directors, alleging violations of the Securities Exchange Act of 1934. The Unites States District Court for the Northern District of California consolidated these complaints into one lawsuit in August 2000. The plaintiffs seek to act on behalf of purchasers of Autodesk common stock during the period between September 14, 1998 and May 4, 1999 and are seeking unspecified damages. On November 14, 2000 the Court granted our motion to dismiss the lawsuit, allowing the plaintiffs to amend their complaint. The plaintiffs filed an amended complaint and we have filed a motion to dismiss the amended complaint. The motion is not yet scheduled for a hearing. We believe we have meritorious defenses to the amended complaint and we intend to vigorously defend the action.

In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows in a particular period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

     No exhibits were filed as part of this Form 10-Q.

     Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended April 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2001
                              AUTODESK, INC.
                              (Registrant)

                              /s/ CAROL A. BARTZ
                              ------------------
                              Carol A. Bartz
                              Chairman, Chief Executive Officer and President

                              /s/ STEVE CAKEBREAD
                              -------------------
                              Steve Cakebread
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)