Form 10-Q
period 2001-07-31
AUTODESK INC
filed 2001-08-23
CIK 769397

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                    FORM 10-Q
                                ________________

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- Act of 1934

  For the quarterly period ended July 31, 2001

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

             Yes     X                               No   __
                    ---


As of July 31, 2001, there were approximately 54.1 million shares of the Registrant's Common Stock outstanding.

================================================================================

                                 AUTODESK, INC.

                                      INDEX

                     PART I. FINANCIAL INFORMATION

                                                                                             Page No.
                                                                                             --------

Item 1.         Condensed Consolidated Financial Statements:

                Condensed Consolidated Statements of Operations
                 Three and six months ended July 31, 2001 and 2000 .....................         3

                Condensed Consolidated Balance Sheets
                 July 31, 2001 and January 31, 2001 ....................................         4

                Condensed Consolidated Statements of Cash Flows
                 Six months ended July 31, 2001 and 2000 ...............................         5

                Notes to Condensed Consolidated Financial Statements ...................         6

Item 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .............................................        10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk .............        18



                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings ......................................................        19

Item 4.         Submission of Matters to a Vote of Securities Holders ..................        19

Item 6.         Exhibits and Reports on Form 8-K .......................................        19

                Signatures .............................................................        20


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended                   Six months ended
                                                         July 31,                            July 31,
                                               -----------------------------      -----------------------------
                                                   2001             2000              2001             2000
                                               ------------     ------------      ------------     ------------
Net revenues                                    $ 231,360        $ 232,841         $ 477,100        $ 464,100
                                                ---------        ---------         ---------        ---------
Costs and expenses:

    Cost of revenues                               35,193           39,209            71,918           75,935

    Marketing and sales                            86,552           76,965           173,557          154,467

    Research and development                       43,583           42,272            89,742           82,527

    General and administrative                     31,696           33,123            65,639           64,928

    Amortization of goodwill and
      purchased intangibles                         5,174            7,272            10,481           15,060

    Nonrecurring charges (credits)                  9,774                -             9,774             (800)
                                                ---------        ---------         ---------        ---------

                                                  211,972          198,841           421,111          392,117
                                                ---------        ---------         ---------        ---------

Income from operations                             19,388           34,000            55,989           71,983

Interest and other income, net                      8,002            4,301            12,988            7,274
                                                ---------        ---------         ---------        ---------

Income before income taxes                         27,390           38,301            68,977           79,257

Provision for income taxes                         (8,217)         (12,234)          (20,693)         (25,339)

Equity in net loss of affiliate                        --           (5,314)           (1,211)          (7,559)
                                                ---------        ---------         ---------        ---------

Net income                                      $  19,173        $  20,753         $  47,073        $  46,359
                                                =========        =========         =========        =========

Basic net income per share                      $    0.35        $    0.36         $    0.87        $    0.79
                                                =========        =========         =========        =========

Diluted net income per share                    $    0.34        $    0.35         $    0.85        $    0.77
                                                =========        =========         =========        =========

Shares used in computing basic net
  income per share                                 54,012           57,752            53,885           58,397
                                                =========        =========         =========        =========

Shares used in computing diluted net
  income per share                                 55,710           59,073            55,558           60,579
                                                =========        =========         =========        =========

                             See accompanying notes.

                                 AUTODESK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        July 31, 2001        January 31, 2001
ASSETS                                                                ------------------    ------------------
                                                                         (Unaudited)            (Audited)
Current assets:

    Cash and cash equivalents                                            $   119,028            $   116,391

    Marketable securities                                                    155,771                142,961

    Accounts receivable, net                                                 159,367                157,422

    Inventories                                                               20,567                 17,255

    Deferred income taxes                                                     29,134                 26,696

    Prepaid expenses and other current assets                                 35,835                 30,596
                                                                         -----------            -----------

        Total current assets                                                 519,702                491,321
                                                                         -----------            -----------

Marketable securities                                                        157,904                163,148

Computer equipment, furniture, and leasehold improvements, at cost:

    Computer equipment and furniture                                         192,942                171,176

    Leasehold improvements                                                    29,389                 27,145

    Less accumulated depreciation                                           (155,873)              (144,325)
                                                                         -----------            -----------

        Net computer equipment, furniture, and leasehold
          improvements                                                        66,458                 53,996

Purchased technologies and capitalized software, net                          14,410                 16,403

Goodwill, net                                                                 44,743                 54,273

Deferred income taxes                                                         19,334                 18,242

Other assets                                                                   7,865                 10,376
                                                                         -----------            -----------

                                                                         $   830,416            $   807,759
                                                                         ===========            ===========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


Current liabilities:

    Accounts payable                                                     $    54,241            $    47,962

    Accrued compensation                                                      48,983                 55,907

    Accrued income taxes                                                     103,626                 97,109

    Deferred revenues                                                         59,000                 50,993

    Other accrued liabilities                                                 92,964                 81,942
                                                                         -----------            -----------

        Total current liabilities                                            358,814                333,913
                                                                         -----------            -----------


Other liabilities                                                                667                  1,208

Commitments and contingencies

Minority interest                                                             11,549                 12,964



Stockholders' equity:

    Common stock and additional paid-in capital                              417,811                424,652

    Accumulated other comprehensive loss                                     (19,538)               (16,104)

    Deferred compensation                                                     (1,139)                (1,172)

    Retained earnings                                                         62,252                 52,298
                                                                         -----------            -----------

        Total stockholders' equity                                           459,386                459,674
                                                                         -----------            -----------

                                                                         $   830,416            $   807,759
                                                                         ===========            ===========


                             See accompanying notes

                                 AUTODESK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Six months ended
                                                                                   July 31,
                                                                        ----------------------------
                                                                           2001              2000
                                                                        ---------          ---------
Operating activities
   Net income                                                           $  47,073          $  46,359
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         31,685             36,302
     Net loss on asset disposals                                            1,411              1,381
     Equity in net loss of affiliate                                        1,211              7,559
     Tax benefits from employee stock plans                                 5,530             19,054
     Changes in operating assets and liabilities                            9,385            (18,450)
                                                                        ---------          ---------
Net cash provided by operating activities                                  96,295             92,205
                                                                        ---------          ---------
Investing activities
   Net (purchases) maturities of marketable securities                     (8,691)            80,808
   Capital and other expenditures                                         (26,297)           (18,265)
   Investments in unconsolidated entities                                      --            (22,800)
   Other investing activities                                              (3,961)             3,616
                                                                        ---------          ---------
Net cash (used in) provided by investing activities                       (38,949)            43,359
                                                                        ---------          ---------
Financing activities
   Repayment of notes payable and borrowings                                 (276)              (214)
   Repurchases of common stock                                            (74,966)          (233,528)
   Proceeds from issuance of common stock, net of issuance costs           31,953             92,244
   Dividends paid                                                          (6,477)            (6,952)
   Minority interest                                                       (1,415)                --
                                                                        ---------          ---------
Net cash used in financing activities                                     (51,181)          (148,450)
                                                                        ---------          ---------

Effect of exchange rate changes on cash and cash equivalents               (3,528)            (6,156)
                                                                        ---------          ---------
Net increase (decrease) in cash and cash equivalents                        2,637            (19,042)
Cash and cash equivalents at beginning of year                            116,391            108,641
                                                                        ---------          ---------
Cash and cash equivalents at end of period                              $ 119,028          $  89,599
                                                                        =========          =========
Supplemental cash flow information:
   Cash paid during the period for income taxes                         $  12,148          $   3,723
                                                                        =========          =========


                             See accompanying notes.

                                 AUTODESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
      ---------------------

The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in Autodesk's fiscal 2001 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

2.    Recently Issued Accounting Standards
      ------------------------------------

During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement requires all business combinations to be accounted for using the purchase method accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. Autodesk is currently evaluating the impact of SFAS 141 on its financial statements and related disclosures.

During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for Autodesk beginning fiscal 2003; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. Autodesk is currently evaluating the impact of SFAS 142 on its financial statements and related disclosures.

3.    Financial Instruments
      ---------------------

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

Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the gain is recorded as other income. During the first six months of fiscal 2002, the Company recognized $0.9 million of settlement gains as net revenues; of this amount, $0.4 million was recognized during the first quarter. Amounts associated with the settlement gains totaling $0.2 million were recorded as other income during the first six months of fiscal 2002.

4.    Net Income Per Share
      --------------------

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts:

                                                                      Three months ended             Six months ended
                                                                            July 31,                      July 31,
                                                                    ----------------------        ----------------------
(In thousands)                                                        2001           2000           2001           2000
                                                                    -------        -------        -------        -------
Numerator:

Numerator for basic and diluted per share amount -- net
  income                                                            $19,173        $20,753        $47,073        $46,359
                                                                    =======        =======        =======        =======
Denominator:

Denominator for basic net income per share -- weighted
  average shares                                                     54,012         57,752         53,885         58,397
Effect of dilutive common stock options                               1,698          1,321          1,673          2,182
                                                                    -------        -------        -------        -------
Denominator for dilutive net income per share                        55,710         59,073         55,558         60,579
                                                                    =======        =======        =======        =======

For the three months ended July 31, 2001 and 2000, options to purchase 4.7 million and 5.5 million shares, respectively, were excluded from the computation of diluted net income per share. For the six months ended July 31, 2001 and 2000 options to purchase 4.8 million and 3.4 million shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded because the options' exercise prices were greater than the average market prices of Autodesk's common stock during the respective periods.

5.    Comprehensive Income
      --------------------

Autodesk's total comprehensive income was as follows:

                                                         Three months ended                    Six months ended
                                                              July 31,                             July 31,
                                                     ---------------------------          ---------------------------
(In thousands)                                         2001               2000              2001               2000
                                                     --------           --------          --------           --------
Net income                                           $ 19,173           $ 20,753          $ 47,073           $ 46,359
Other comprehensive (loss) income, net                   (816)               826            (3,434)            (1,047)
                                                     --------           --------          --------           --------
     Total comprehensive income                      $ 18,357           $ 21,579          $ 43,639           $ 45,312
                                                     ========           ========          ========           ========

6.   Investment in Affiliates - Buzzsaw.com, Inc.
     --------------------------------------------

Autodesk currently maintains approximately a 40% interest in Buzzsaw.com, a provider of online collaboration applications for the building industry, formed by Autodesk during the third quarter of fiscal 2000. Autodesk accounts for this investment under the equity method of accounting.

During the six months ended July 31, 2001, Autodesk recognized $1.2 million of losses associated with its equity investment in Buzzsaw.com. None of these losses were recognized during the second quarter since Autodesk had previously expensed all prior investments made. During the six months ended July 31, 2000, Autodesk recognized $7.6 million of losses, of which $5.3 million were recognized during the second quarter of fiscal 2001.

In August 2001, Autodesk acquired the remaining 60% of Buzzsaw.com for $15 million in cash plus the assumption of liabilities. The acquisition will be accounted for under the purchase method of accounting.

7.   Minority Interest - RedSpark, Inc.
     ----------------------------------

In April 2000, Autodesk formed RedSpark, Inc. In October 2000, RedSpark received $14.0 million of third party venture funding. Autodesk currently maintains a majority interest in RedSpark, and consolidates RedSpark's financial position and results of operations.

The minority interest at July 31, 2001 represents equity funding received by RedSpark from third party investors, net of allocated losses.

8.   Nonrecurring Charges
     --------------------

During the second quarter of fiscal 2002, Autodesk approved an exit plan and recorded nonrecurring charges totaling $9.8 million which resulted from a corporate restructuring and reorganization to reduce operating expenses. Of this amount, $8.8 million related to office closure costs and $1.0 million related to one-time reorganization costs. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment related to these operating leases. At July 31, 2001, the remaining liability associated with these charges totaled $8.9 million.

During the first six months of fiscal 2001, Autodesk reversed $0.8 million related to one-time accruals ($0.6 million related to restructuring) established in a prior year.

9.   Segments
     --------

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

The Design Solutions Segment derives revenues from the sale of design software products for professionals, occasional users or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists of the following business divisions, all of which have industry specific focuses:
Design Platforms Group; Manufacturing; Building Industry Division, formerly known as Architecture, Engineering and Construction; Location Services; and Geographic Information Services.

Autodesk evaluates each segment's performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment. Information concerning the operations of the reportable segments is as follows:

                                                  Three months ended                  Six months ended
                                                       July 31,                           July 31,
                                            -----------------------------        ----------------------------
(In thousands)                                  2001             2000               2001             2000
                                            -----------       -----------        -----------      -----------
Net revenues:
Design Solutions                            $   191,640       $   182,680        $   388,271      $   367,335
Discreet                                         39,720            50,161             88,829           96,765
                                            -----------       -----------        -----------      -----------
                                            $   231,360       $   232,841        $   477,100      $   464,100
                                            ===========       ===========        ===========      ===========


Income (loss) from operations:
Design Solutions                            $   132,585       $   115,773        $   266,848      $   238,692
Discreet                                         (5,490)            1,894              1,351            3,006
Unallocated amounts/1/                         (107,707)          (83,667)          (212,210)        (169,715)
                                            -----------        ----------        -----------       ----------
                                            $    19,388        $   34,000        $    55,989      $    71,983
                                            ===========        ==========        ===========      ===========

/1/ Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.

10.   Stock Repurchase Program
      ------------------------

During the six months ended July 31, 2001, Autodesk repurchased and retired 2.0 million shares of its common stock, of which 0.2 million shares were repurchased and retired during the second quarter, at an average repurchase price of $34.23 per share. As a result of the stock repurchase activity during the past six months, common stock and additional paid-in capital and retained earnings were reduced by $44.3 million and $30.6 million, respectively.

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

Results of Operations

Three Months Ended July 31, 2001 and 2000
-----------------------------------------

Net revenues. Our net revenues for the second quarter of fiscal 2002 were $231.4 million, as compared to $232.8 million for the second quarter of the prior fiscal year. Increases in the America's net revenues of 9 percent were offset by a decrease of 17 percent in Europe's net revenues. Asia/Pacific's net revenues remained relatively constant. Net revenues for the Design Solutions Segment increased by 5 percent as compared to the second quarter in the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which were reflected in the net revenues for the Design Solutions Segment, accounted for approximately 34 percent of our consolidated net revenues in the second quarter of fiscal 2002 and 33 percent of our consolidated net revenues in the same period last year. Net revenues for the Discreet Segment decreased to $39.7 million, a decline of 21 percent as compared to the second quarter in the prior fiscal year.

The stronger value of the US dollar, relative to international currencies and as compared to the second quarter of last year, had a negative impact on net revenues. Had the rates from the prior year been in effect in the second quarter of fiscal 2002, translated international revenue billed in local currencies would have been $8.8 million higher. If exchange rates move unfavorably in the future, they will have a negative impact on net revenues. International sales, including exports from the U.S., accounted for approximately 60 percent of our net revenues in the second quarter of fiscal 2002 as compared to 64 percent in the same period of last year.

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

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues was 15 percent for the second quarter of fiscal 2002 and 17 percent for the same period last year. The difference was primarily due to a lower proportion of Discreet segment sales which have a higher cost of revenue as well as slightly lower material costs resulting from the current product sales mix. Cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 37 percent of net revenues in the second quarter of fiscal 2002, as compared to 33 percent in the second quarter of fiscal 2001. This difference was primarily due to higher employee-related expenses as we increase our focus on direct sales to major accounts. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses were $43.6 million in the second quarter of fiscal 2002 as compared to $42.3 million in the second quarter of the prior year. The difference was primarily due to higher employee related costs, efforts associated with our location services initiatives and research and development costs incurred by RedSpark, Inc., a company that we formed in April 2000. We expect that research and development spending will continue to be significant as we continue to support product development efforts by our market groups.

General and administrative. General and administrative expenses as a percentage of net revenues remained constant at 14 percent for the second quarter of fiscal 2002 and 2001. Higher employee-related costs were offset by lower professional fees and depreciation costs. We expect that general and administrative expenses, as a percentage of net revenues, will remain consistent with levels recently experienced.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $5.2 million in the second quarter of fiscal 2002 as compared to $7.3 million in the same period last year. This decrease was due to some intangibles becoming fully amortized.

Nonrecurring charges. During the second quarter of fiscal 2002, we announced and formally adopted a plan to reduce operating expense levels. As a result, we incurred $9.8 million related to restructuring and reorganization expenses. These expenses consist primarily of office closure costs of $8.8 million and one-time reorganization costs of $1.0 million. As a result of the restructuring we expect to realize quarterly savings of $1.5 million, of which $0.8 million per quarter will be realized immediately. These total savings are expected to last for the next several quarters and will be reflected in each on-going cost and expense line item in the consolidated statements of operations. The savings will be offset over time by costs associated with, among other things, possible acquisitions of complimentary businesses. We anticipate additional restructuring and reorganization charges in future periods. For additional information regarding nonrecurring charges see Note 8. Nonrecurring Charges in the Notes to Condensed Consolidated Financial Statements.

Interest and other income. Interest and other income, net was $8.0 million in the second quarter of fiscal 2002 and $4.3 million in the corresponding period last year. The increase was primarily due to higher investment income, mostly due to realized gains associated with the sale of marketable securities, foreign exchange-related gains and one-time transactions.

Provision for income taxes. Our effective income tax rate was 30 percent for the second quarter of fiscal 2002 and 32 percent for the second quarter of fiscal 2001. The lower effective tax rate is primarily due to the impact associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, and non-deductible goodwill amortization. The effective tax rate for both periods is less than the federal statutory rate of 35 percent due to the amount of benefits associated with our foreign earnings, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. Through the first quarter of fiscal 2002, we recognized net losses up to our equity investment in Buzzsaw.com. Consequently, no additional losses were recognized during the second quarter of fiscal 2002. We recognized $5.3 million of equity in net losses during the second quarter of last year.

In August 2001, Autodesk acquired the remaining 60% of Buzzsaw.com for $15 million in cash plus the assumption of liabilities. Consequently, from the date of acquisition Buzzsaw.com's on-going revenues and expenses will be included in each of the respective line items in the consolidated statements of operations.

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

Six Months Ended July 31, 2001 and 2000
---------------------------------------

Net revenues. Our net revenues for the six months ended July 31, 2001 were $477.1 million, as compared to $464.1 million for the same period of the prior fiscal year. Increases in the America's net revenues of 3 percent and Asia/Pacific's net revenues of 13 percent were partially offset by a decrease of 5 percent in Europe's net revenues. Net revenues for the Design Solutions Segment increased by 6 percent as compared to the first six months of the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which were reflected in the net revenues for the Design Solutions Segment, accounted for approximately 33 percent of our consolidated net revenues in the first six months of fiscal 2002 and 32 percent of our consolidated net revenues in the first six months of fiscal 2001. Net revenues for the Discreet Segment decreased to $88.8 million, a decline of 8 percent as compared to the first six months of the prior fiscal year.

The stronger value of the US dollar, relative to international currencies and as compared to the first six months of the prior fiscal year, had a negative impact on net revenues. Had the rates from the prior year been in effect during the first six months of fiscal 2002, translated international revenue billed in local currencies would have been $18.0 million higher. If exchange rates move unfavorably in the future, they will have a negative impact on net revenues.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 4 percent of consolidated revenues during the six months ended July 31, 2001 as compared to 2 percent during the same period last year. We anticipate that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of revenues. When expressed as a percentage of net revenues, cost of revenues was 15 percent for the first six months of fiscal 2002 and 16 percent for the same period last year. The difference was primarily due to slightly lower material costs resulting from the current product sales mix and lower software amortization costs, offset in part by higher royalty costs. Software amortization was less due to some intangibles being fully amortized by the end of last year. Cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

Marketing and sales. Marketing and sales expenses were 36 percent of net revenues in the first six months of fiscal 2002, as compared to 33 percent in the first six months of fiscal 2001. This difference was primarily due to higher employee-related expenses as we increase our focus on direct sales to major accounts. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

Research and development. Research and development expenses were $89.7 million in the first six months of fiscal 2002 as compared to $82.5 million in the first six months of fiscal 2001. The difference was primarily due to higher employee related costs, efforts associated with our location services initiatives and research and development costs incurred by RedSpark, Inc., a company that we formed in April 2000. We expect that research and development spending will continue to be significant as we continue to support product development efforts by our market groups.

General and administrative. General and administrative expenses as a percentage of net revenues remained constant at 14 percent for the first six months of fiscal 2002 and 2001. Higher employee-related costs were offset by lower professional fees and depreciation costs. We expect that general and administrative expenses, as a percentage of net revenues, will remain consistent with levels recently experienced.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $10.5 million in the first six months of fiscal 2002 as compared to $15.1 million in the same period last year due to some intangibles becoming fully amortized.

Nonrecurring charges (credits). During the second quarter of fiscal 2002, we incurred $9.8 million related to restructuring and reorganization expenses. These expenses consist primarily of office closure costs and one-time reorganization costs.

During the first six months of fiscal 2001, we reversed $0.8 million related to one-time accruals established in fiscal 2000. Of the $0.8 million, $0.6 million related to restructuring accruals established in fiscal 2000. The accruals were settled for less than originally estimated.

Interest and other income. Interest and other income, net was $13.0 million in the first six months of fiscal 2002 and $7.3 million in the same period last year. The increase was primarily due to higher investment income, mostly due to sales of marketable securities, and one-time transactions.

Provision for income taxes. Our effective income tax rate was 30 percent for the first six months of fiscal 2002 and 32 percent for the first six months of fiscal 2001. The lower effective tax rate is primarily due to the impact associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, and non-deductible goodwill amortization. The effective tax rate for both periods is less than the federal statutory rate of 35 percent due to the amount of benefits associated with our foreign earnings, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

Equity in net loss of affiliate. We recognized $1.2 million of equity in net losses during the first six months of fiscal 2002 and $7.6 million during the same period last year. These amounts are related to our investment in Buzzsaw.com.

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

Because we derive a substantial portion of our net revenues from a limited number of products, if these products are not successful, our net revenues will be adversely affected.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $432.7 million at July 31, 2001, compared to $422.5 million at January 31, 2001. The primary uses of cash during the first six months of fiscal 2002 were: the repurchase of 2.0 million shares of our common stock for $75.0 million, capital and other expenditures of $26.3 million and dividend payments totaling $6.5 million. The primary sources of cash were cash provided by operating activities of $96.3 million and stock issuances resulting from our employee stock plans of $32.0 million.

The Board of Directors approved plans to repurchase up to 22.0 million shares of our common stock. Of these 22.0 million shares, 14.1 million have been repurchased as of July 31, 2001. The primary purpose of the stock repurchase programs is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. At July 31, 2001, there were no borrowings outstanding under this agreement, which expires in January 2002.

Principal commitments at July 31, 2001 consisted of obligations under operating leases for facilities and some computer equipment.

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

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments generally have maturities of less than three months, and the option contracts settle before the end of a quarterly period. The principal currencies hedged during the three months ended July 31, 2001 were the Euro, British pound, and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 21, 2001, the following individuals were re-elected to the Board of Directors. Each director will serve for the ensuing year.


                                      Votes For             Votes Withheld
                                      ---------             --------------

Carol A. Bartz                        48,544,056              1,441,733
Mark A. Bertelsen                     48,576,653              1,409,136
Crawford W. Beveridge                 49,357,338                628,451
J. Hallam Dawson                      49,355,692                630,097
Per-Kristian Halvorsen                49,359,107                626,682
Paul S. Otellini                      49,359,842                625,947
Mary Alice Taylor                     49,352,396                633,393
Larry Wangberg                        49,358,993                626,796

The following proposal was approved at our Annual Meeting:

                                                  Affirmative          Negative            Votes
                                                     Votes               Votes            Withheld
                                                     -----               -----            --------
Ratify the appointment of Ernst & Young
LLP as independent auditors for the fiscal
year ending January 31, 2002.                      49,613,289           202,982            169,518


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

No exhibits were filed as part of this Form 10-Q.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended July 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 23, 2001
                              AUTODESK, INC.
                              (Registrant)

                              /S/  CAROL A. BARTZ
                              -------------------
                              Carol A. Bartz
                              Chairman, Chief Executive Officer and President

                              /S/  STEVE CAKEBREAD
                              --------------------
                              Steve Cakebread
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)