Form 10-Q
period 2001-10-31
AUTODESK INC
filed 2001-11-30
CIK 769397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark One)

    [X]Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the quarterly period ended October 31, 2001

                                      OR

    [_]Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                        Commission File Number: 0-14338

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes [X]       No [_]

   As of October 31, 2001, there were approximately 54.8 million shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AUTODESK, INC.

                                     INDEX

                                                                                   Page No.
                          PART I. FINANCIAL INFORMATION                            --------

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Statements of Operations
          Three and nine months ended October 31, 2001 and 2000...................     3

        Condensed Consolidated Balance Sheets
          October 31, 2001 and January 31, 2001...................................     4

        Condensed Consolidated Statements of Cash Flows
          Nine months ended October 31, 2001 and 2000.............................     5

        Notes to Condensed Consolidated Financial Statements......................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations..............................................................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk................    20

                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................    21

Item 6. Exhibits and Reports on Form 8-K..........................................    21

        Signatures................................................................    21

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTODESK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                      Three months ended   Nine months ended
                                                          October 31,         October 31,
                                                      ------------------  ------------------
                                                        2001      2000      2001      2000
                                                      --------  --------  --------  --------
                                                                    (Unaudited)
Net revenues......................................... $216,357  $229,177  $693,457  $693,277
                                                      --------  --------  --------  --------
Costs and expenses:
 Cost of revenues....................................   37,799    37,956   109,717   113,891
 Marketing and sales.................................   81,109    81,234   254,666   235,701
 Research and development............................   39,637    42,658   129,379   125,185
 General and administrative..........................   32,492    32,387    98,131    97,315
 Amortization of goodwill and purchased intangibles..    5,198     5,856    15,679    20,916
 Nonrecurring charges (credits)......................    7,290      (434)   17,064    (1,234)
                                                      --------  --------  --------  --------
                                                       203,525   199,657   624,636   591,774
                                                      --------  --------  --------  --------
Income from operations...............................   12,832    29,520    68,821   101,503
Interest and other income, net.......................    4,325     6,372    17,313    13,646
Gain on disposal of affiliate........................    9,461        --     9,461        --
                                                      --------  --------  --------  --------
Income before income taxes...........................   26,618    35,892    95,595   115,149
Provision for income taxes...........................   (5,147)  (11,485)  (25,840)  (36,824)
Equity in net loss of affiliate......................       --    (5,896)   (1,211)  (13,455)
                                                      --------  --------  --------  --------
Net income........................................... $ 21,471  $ 18,511  $ 68,544  $ 64,870
                                                      ========  ========  ========  ========
Basic net income per share........................... $   0.39  $   0.33  $   1.27  $   1.12
                                                      ========  ========  ========  ========
Diluted net income per share......................... $   0.38  $   0.32  $   1.23  $   1.09
                                                      ========  ========  ========  ========
Shares used in computing basic net income per share..   54,370    56,681    54,093    57,825
                                                      ========  ========  ========  ========
Shares used in computing diluted net income per share   56,010    57,073    55,751    59,319
                                                      ========  ========  ========  ========


                            See accompanying notes.

                                AUTODESK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                    October 31, January 31,
                                                                       2001        2001
                                                                    ----------- -----------
                                                                    (Unaudited)  (Audited)
                              ASSETS
Current assets:
 Cash and cash equivalents.........................................  $ 110,594   $ 116,391
 Marketable securities.............................................    141,936     142,961
 Accounts receivable, net..........................................    141,438     157,422
 Inventories.......................................................     20,788      17,255
 Deferred income taxes.............................................     29,694      26,696
 Prepaid expenses and other current assets.........................     39,151      30,596
                                                                     ---------   ---------
   Total current assets............................................    483,601     491,321
                                                                     ---------   ---------
Marketable securities..............................................    175,113     163,148
Computer equipment, furniture, and leasehold improvements, at cost:
 Computer equipment and furniture..................................    198,242     171,176
 Leasehold improvements............................................     29,942      27,145
 Less accumulated depreciation.....................................   (158,509)   (144,325)
                                                                     ---------   ---------
   Net computer equipment, furniture, and leasehold improvements...     69,675      53,996
Purchased technologies and capitalized software, net...............     18,739      16,403
Goodwill, net......................................................     47,580      54,273
Deferred income taxes..............................................     47,136      18,242
Other assets.......................................................     11,329      10,376
                                                                     ---------   ---------
                                                                     $ 853,173   $ 807,759
                                                                     =========   =========
      LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................  $  48,732   $  47,962
 Accrued compensation..............................................     51,662      55,907
 Accrued income taxes..............................................    103,805      97,109
 Deferred revenues.................................................     59,900      50,993
 Other accrued liabilities.........................................     96,810      81,942
                                                                     ---------   ---------
   Total current liabilities.......................................    360,909     333,913
                                                                     ---------   ---------
Other liabilities..................................................
                                                                           713       1,208
Commitments and contingencies

Minority interest..................................................
                                                                            --      12,964
Stockholders' equity:
 Common stock and additional paid-in capital.......................    433,777     424,652
 Accumulated other comprehensive loss..............................    (17,856)    (16,104)
 Deferred compensation.............................................       (920)     (1,172)
 Retained earnings.................................................     76,550      52,298
                                                                     ---------   ---------
   Total stockholders' equity......................................    491,551     459,674
                                                                     ---------   ---------
                                                                     $ 853,173   $ 807,759
                                                                     =========   =========

                            See accompanying notes.

                                AUTODESK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                    Nine months ended
                                                                                       October 31,
                                                                                   -------------------
                                                                                     2001      2000
                                                                                   --------  ---------
                                                                                       (Unaudited)
Operating activities
 Net income....................................................................... $ 68,544  $  64,870
 Adjustments to reconcile net income to net cash provided by operating activities:
   Charge for acquired in-process research and development........................    3,180         --
   Depreciation and amortization..................................................   47,228     52,498
   Equity in net loss of affiliate................................................    1,211     13,455
   Gain on disposal of affiliate..................................................   (9,461)        --
   Tax benefits from employee stock plans.........................................    8,268     20,043
   Changes in operating assets and liabilities....................................   10,516    (22,327)
                                                                                   --------  ---------
     Net cash provided by operating activities....................................  129,486    128,539
                                                                                   --------  ---------
Investing activities
 Net (purchases) maturities of marketable securities..............................  (10,790)    96,206
 Capital and other expenditures...................................................  (36,706)   (24,911)
 Acquisitions, net of cash acquired...............................................  (34,271)        --
 Investments in unconsolidated entities...........................................       --    (23,800)
 Other investing activities.......................................................   (4,602)     6,769
                                                                                   --------  ---------
     Net cash (used in) provided by investing activities..........................  (86,369)    54,264
                                                                                   --------  ---------
Financing activities
 Repayment of notes payable and borrowings........................................     (276)      (221)
 Repurchases of common stock......................................................  (87,287)  (292,744)
 Proceeds from issuance of common stock, net of issuance costs....................   53,605    107,029
 Dividends paid...................................................................   (9,753)   (10,333)
 Minority interest................................................................   (2,656)    13,957
                                                                                   --------  ---------
     Net cash used in financing activities........................................  (46,367)  (182,312)
                                                                                   --------  ---------
Effect of exchange rate changes on cash and cash equivalents......................   (2,547)   (13,232)
                                                                                   --------  ---------
Net decrease in cash and cash equivalents.........................................   (5,797)   (12,741)
Cash and cash equivalents at beginning of year....................................  116,391    108,641
                                                                                   --------  ---------
Cash and cash equivalents at end of period........................................ $110,594  $  95,900
                                                                                   ========  =========
Supplemental cash flow information:
 Cash paid during the period for income taxes..................................... $ 18,853  $   9,184
                                                                                   ========  =========

                            See accompanying notes.

                                AUTODESK, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in Autodesk's fiscal 2001 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

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

   During July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment at least annually. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001; however, for transactions completed prior to this date, Autodesk plans to adopt the provisions of SFAS 142 on February 1, 2002. The beneficial pre-tax impact resulting from the adoption of the goodwill non-amortization provision of SFAS 142 will be less than $5.0 million per quarter.

3. Business Combinations

  Buzzsaw.com, Inc. ("Buzzsaw")

   On August 20, 2001 Autodesk acquired the remaining outstanding stock of Buzzsaw for $15.0 million in cash plus the assumption of $13.3 million of liabilities. Prior to the acquisition, Autodesk held a 40 percent interest in Buzzsaw, a privately held company that provides leading online collaboration applications to improve efficiencies and reduce costs for the building industry. The acquisition of Buzzsaw is part of Autodesk's strategy to extend its business to complementary new markets. Buzzsaw's results of operations, which are not material in relation to Autodesk, have been included in the consolidated financial statements since the acquisition date. Prior to the acquisition date, Autodesk accounted for its interest in Buzzsaw using the equity method of accounting. The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141.

   The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Autodesk acquired the remaining 60% interest in Buzzsaw on February 1, 2000.

                                AUTODESK, INC.

   The pro forma summary includes the impact of certain adjustments resulting from the allocation of the purchase consideration and reversal of the equity in net losses that Autodesk recognized.

                             Nine months ended
                                October 31,
                           ---------------------
                              2001       2000
                            --------   --------
                           (In thousands, except
                              per share data)
Net revenues.............. $699,221   $696,831
Net income................ $ 51,838   $ 58,873
Basic earnings per share.. $   0.96   $   1.02
Diluted earnings per share $   0.93   $   0.99

   Autodesk believes that Buzzsaw's future on-going operating losses will be significantly less than what Buzzsaw historically incurred. In an effort to reduce operating costs and expenses, Buzzsaw eliminated 141 positions (55% of its workforce) between January 1, 2001 and August 20, 2001. Of the total number of positions eliminated, 58 were eliminated in August 2001. Additionally, Autodesk recently decided to close Buzzsaw's headquarters office in San Francisco, California, and move the Buzzsaw employees to a new Autodesk office location, which is also in San Francisco (see Note 8, Nonrecurring Charges for further discussion). As a result of these recent actions, Autodesk does not believe that the pro forma information above is indicative of Autodesk's future combined operating results or financial position.

   During the period from February 1, 2001 to August 20, 2001, Autodesk recognized $1.2 million of losses associated with its equity investment in Buzzsaw.com. None of these losses were recognized during the second or third quarters since Autodesk had previously expensed all prior investments made. During the nine months ended October 31, 2000, Autodesk recognized $13.5 million of losses, of which $5.9 million were recognized during the third quarter of fiscal 2001.

  Software Division of Media 100, Inc. ("Media 100")

   During October 2001, Autodesk acquired the software division of Media 100 for $16.0 million in cash. The acquisition provides Autodesk with streaming media technology for, among other things, the immediate playback of content over the Internet.

   The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management's preliminary allocation of the purchase price, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Inventory and computer hardware.................. $   558
Intangible assets and amounts:
   In-process research and development ("IPR&D").   3,180
   Developed technologies........................   7,380
   Brand names...................................     620
Goodwill.........................................   4,262
                                                  -------
                                                  $16,000
                                                  =======

   The value assigned to IPR&D, which was expensed as a nonrecurring charge during the third quarter, was determined by identifying projects in areas where technological feasibility had not been achieved and alternative future uses did not exist. The amounts assigned to developed technologies and brand names have useful lives up to 3 and 6 years, respectively.

                                AUTODESK, INC.

   All of the intangibles listed above, including the $4.3 million of goodwill, are deductible for tax purposes. These assets were assigned to the Discreet Segment of Autodesk.

4. Financial Instruments

   On February 1, 2001 Autodesk adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives, whether in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Gains and losses resulting from changes in fair value are accounted for depending upon the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of SFAS 133 did not have a material impact on Autodesk's financial position and results of operations.

   Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. Generally, Autodesk's practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in European and Asian currencies, and Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

   Autodesk's forward contracts, which are not designated as hedging instruments under SFAS 133, have average maturities of 60 days or less. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

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

   Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the gain is recorded as other income. During the first nine months of fiscal 2002, Autodesk recognized net settlement gains of $0.6 million as net revenues; of this amount, $0.3 million related to settlement losses recognized during the third quarter. Amounts associated with net settlement gains totaling $0.2 million were recorded as other income during the first nine months of fiscal 2002.

                                AUTODESK, INC.

5. Net Income Per Share

   The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts:

                                                      Three months ended Nine months ended
                                                         October 31,        October 31,
                                                      ------------------ -----------------
                                                        2001      2000     2001     2000
                                                       -------  -------  -------  -------
                                                                 (In thousands)
Numerator:
Numerator for basic and diluted per share--net income $21,471   $18,511  $68,544  $64,870
                                                       =======  =======  =======  =======
Denominator:
Denominator for basic net income per share--weighted
  average shares.....................................  54,370    56,681   54,093   57,825
Effect of dilutive common stock options..............   1,640       392    1,658    1,494
                                                       -------  -------  -------  -------
Denominator for dilutive net income per share........  56,010    57,073   55,751   59,319
                                                       =======  =======  =======  =======

   For the three months ended October 31, 2001 and 2000, options to purchase
4.6 million and 10.3 million shares, respectively, were excluded from the computation of diluted net income per share. For the nine months ended October 31, 2001 and 2000, options to purchase 4.7 million and 5.3 million shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded because the options' exercise prices were greater than the average market prices of Autodesk's common stock during the respective periods.

6. Comprehensive Income

   Autodesk's total comprehensive income was as follows:

                               Three months ended Nine months ended
                                  October 31,        October 31,
                               -----------------  ----------------
                                 2001      2000    2001     2000
                                          (In thousands)
Net income.................... $21,471   $18,511  $68,544  $64,870
Other comprehensive loss, net.   1,682    (2,872)  (1,752)  (3,919)
                               -------   -------  -------  -------
   Total comprehensive income. $23,153   $15,639  $66,792  $60,951
                               =======   =======  =======  =======

7. Gain on Disposal of Affiliate

   During October 2001, the shareholders of RedSpark, Inc. ("RedSpark") approved a plan to dissolve the company. Autodesk has maintained a majority interest in RedSpark's voting stock since RedSpark was formed in April 2000. Accordingly, Autodesk consolidated RedSpark's financial position and results of operations.

   As a result of the plan to dissolve RedSpark, Autodesk recognized during the third quarter a one-time non-cash gain of $9.5 million. This gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the amount that Autodesk originally invested.

                                AUTODESK, INC.

8. Nonrecurring Charges

   During the nine months ended October 31, 2001 Autodesk recognized $17.1 million of nonrecurring charges. These charges resulted from restructuring and reorganization activities ($10.3 million), the acquisition of the software division of Media 100 ($3.2 million--see Note 3) and the wind-down costs associated with the dissolution of RedSpark ($3.6 million--see Note 7).

   Of the $3.6 million of RedSpark wind-down costs, $1.3 million related to losses on asset disposals, $2.1 million related to employee termination costs and $0.2 million related to one-time costs. At October 31, 2001 the remaining liability totaled $1.2 million.

   Of the $10.3 million associated with restructuring and reorganization activities, $0.5 million of which was recognized during the third quarter, $7.9 million related to office closure costs, $1.5 million related to employee termination costs and $0.9 million related to one-time reorganization activities. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs associated with staff reductions mostly in the United States consisted of wage continuation, advance notice pay and medical benefits.

   During the nine months ended October 31, 2001, 130 employee positions were terminated, most of which were held by RedSpark employees, as a result of the dissolution of RedSpark.

   The following table sets forth the restructuring and reorganization activities, including RedSpark wind-down costs, that occurred during the quarter ended October 31, 2001:

                           Balance at                              Balance at
                            July 31,            Charges            October 31,
                              2001    Additions Utilized Reversals    2001
                           ---------- --------- -------- --------- -----------
                                             (In thousands)
Office closure costs......   $7,981    $2,543   $   (18)   $ --      $10,506
Employee termination costs      708     2,554    (1,529)     --        1,733
Losses on asset disposals.       --     1,292    (1,292)     --           --
One-time costs............      167       221        --      --          388
                             ------    ------   -------    ----      -------
   Total..................   $8,856    $6,610   $(2,839)   $ --      $12,627
                             ======    ======   =======    ====      =======

   In addition to the nonrecurring charges described above, Autodesk recorded a $2.5 million liability during the third quarter for the closure of Buzzsaw's headquarters. This liability, which consisted primarily of losses on the underlying operating lease was recorded as part of the Buzzsaw purchase consideration allocation.

   During the first nine months of fiscal 2001, Autodesk reversed $1.2 million related to one-time accruals ($1.0 million related to restructuring) established in a prior year.

9. Segments

   Autodesk's operating results have been aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment.

                                AUTODESK, INC.

   The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting and Web design.

   The Design Solutions Segment derives revenues from the sale of design software products for professionals, occasional users or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists of the following business divisions, all of which have industry specific focuses: Design Platforms Group; Manufacturing; Building Industry Division; Location Services; and Geographic Information Services.

   Autodesk evaluates the performance of each segment on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment. Information concerning the operations of the reportable segments is as follows:

                                   Three months ended    Nine months ended
                                       October 31,          October 31,
                                   ------------------  --------------------
                                     2001      2000      2001       2000
                                   --------  --------  ---------  ---------
                                                (In thousands)
    Net revenues:
     Design Solutions............. $179,607  $178,615  $ 567,879  $ 545,950
     Discreet.....................   36,750    50,562    125,578    147,327
                                   --------  --------  ---------  ---------
                                   $216,357  $229,177  $ 693,457  $ 693,277
                                   ========  ========  =========  =========
    Income (loss) from operations:
     Design Solutions............. $109,880  $112,472  $ 370,628  $ 375,911
     Discreet.....................   (2,446)    8,004      6,047     18,410
     Unallocated amounts(1).......  (94,602)  (90,956)  (307,854)  (292,818)
                                   --------  --------  ---------  ---------
                                   $ 12,832  $ 29,520  $  68,821  $ 101,503
                                   ========  ========  =========  =========

--------
(1) Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.

10. Stock Repurchase Program

   During the nine months ended October 31, 2001, Autodesk repurchased and retired 2.4 million shares of its common stock, of which 349,000 shares were repurchased and retired during the third quarter, at an average repurchase price of $35.30 per share. As a result of the stock repurchase activity during the past nine months, common stock and additional paid-in capital and retained earnings were reduced by $52.8 million and $34.5 million, respectively.

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

Results of Operations

Three Months Ended October 31, 2001 and 2000

   Net revenues. Our net revenues for the third quarter of fiscal 2002 were $216.4 million, as compared to $229.2 million for the third quarter of the prior fiscal year. Net revenues decreased 9 percent in the Americas' and 5 percent in Asia/Pacific, while Europe's net revenues remained constant. Net revenues for the Design Solutions Segment remained relatively constant compared to the third quarter in the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which were reflected in the net revenues for the Design Solutions Segment, accounted for approximately 29 percent of our consolidated net revenues in the third quarter of fiscal 2002 and 32 percent of our consolidated net revenues in the same period last year. Net revenues for the Discreet Segment decreased to $36.8 million, a decline of 27 percent as compared to the third quarter in the prior fiscal year.

   The stronger value of the US dollar, relative to international currencies and as compared to the third quarter of last year, had a negative impact on net revenues. Had the rates from the prior year been in effect in the third quarter of fiscal 2002, translated international revenue billed in local currencies would have been $3.5 million higher. Most of the unfavorable exchange rate differences were in Asia/Pacific currencies. If exchange rates move unfavorably in the future, they will have a negative impact on net revenues. International sales, including exports from the U.S., accounted for approximately 64 percent of our net revenues in the third quarter of both fiscal 2002 and fiscal 2001.

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

   Cost of revenues. Cost of revenues as a percentage of net revenues remained constant at 17 percent for the third quarter of fiscal 2002 and fiscal 2001. Slightly lower material costs and software amortization costs were offset by higher royalty expense. Cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

   Marketing and sales. Marketing and sales expenses were 37 percent of net revenues in the third quarter of fiscal 2002, as compared to 35 percent in the third quarter of fiscal 2001. This difference was primarily due to higher employee-related expenses as we increase our focus on direct sales to major accounts offset by reduced discretionary spending. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

   Research and development. Research and development expenses were $39.6 million in the third quarter of fiscal 2002 as compared to $42.7 million in the third quarter of the prior year. The difference was primarily due to efforts to reduce discretionary spending and lower outside consultant fees. We expect that research and development spending will continue to be significant as we continue to support product development efforts by our market groups.

   General and administrative. General and administrative expenses were 15 percent of net revenues in the third quarter of fiscal 2002, as compared to 14 percent in the third quarter of fiscal 2001. Higher employee-related costs were offset by lower professional fees, depreciation costs, and reduced discretionary spending. We expect that general and administrative expenses, as a percentage of net revenues, will remain consistent with levels recently experienced.

   Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles was $5.2 million in the third quarter of fiscal 2002 as compared to $5.9 million in the same period last year. This decrease was due to some intangibles becoming fully amortized.

   Nonrecurring charges (credits). Nonrecurring charges for the third quarter of fiscal 2002 were comprised of $3.2 million related to acquisition-related charges resulting from our purchase of the software division of Media 100, $3.6 million related to the wind-down and dissolution of RedSpark, and the addition of $0.5 million of restructuring and reorganization costs in connection with our formal plan to reduce operating expense levels. We anticipate additional restructuring and reorganization charges in future periods. For additional information regarding nonrecurring charges see Note 8. Nonrecurring Charges, in the Notes to Condensed Consolidated Financial Statements.

   Interest and other income. Interest and other income, net was $4.3 million in the third quarter of fiscal 2002 as compared to $6.4 million in the corresponding period last year. The decrease was primarily related to significantly lower interest rates on cash and investment balances.

   Gain on disposal of affiliate. During the third quarter of fiscal 2002 we recognized a one-time non-cash gain of $9.5 million related to the dissolution of RedSpark. We have been consolidating RedSpark's results from operations since RedSpark was formed in April 2000. The gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the amount that we originally invested.

   Provision for income taxes. Our effective income tax rate, excluding the non-taxable gain on the dissolution of RedSpark (as discussed above), was 30 percent for the third quarter of fiscal 2002 and 32 percent for the third quarter of fiscal 2001. The lower effective tax rate is primarily due to the impact associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, and non-deductible goodwill amortization. The effective tax rate for both periods is less than the federal statutory rate of 35 percent due to the amount of benefits associated with our foreign earnings, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

   Equity in net loss of affiliate. In August 2001, we acquired the remaining 60% of Buzzsaw for $15 million in cash plus the assumption of liabilities. Consequently, from the date of acquisition Buzzsaw's on-going revenues and costs and expenses are included in each of the respective line items in the consolidated statements of operations.

   Through the first quarter of fiscal 2002, we recognized net losses up to our remaining equity investment balance in Buzzsaw. Consequently, no additional losses were recognized subsequent to the first quarter of fiscal 2002. We recognized $5.9 million of equity in net losses during the third quarter of last year.

Nine Months Ended October 31, 2001 and 2000

   Net revenues. Our net revenues for the nine months ended October 31, 2001 were $693.5 million, as compared to $693.3 million for the same period of the prior fiscal year. Net revenues in the Americas' remained relatively constant, while the 7 percent increase in Asia/Pacific's net revenues was partially offset by a decrease of 3 percent in Europe's net revenues. Net revenues for the Design Solutions Segment increased by 4 percent as compared to the first nine months of the prior fiscal year. Sales of AutoCAD and AutoCAD upgrades, which were reflected in the net revenues for the Design Solutions Segment, accounted for approximately 31 percent of our consolidated net revenues in the first nine months of fiscal 2002 and 32 percent of our consolidated net revenues in the first nine months of fiscal 2001. Net revenues for the Discreet Segment decreased to $125.6 million, a decline of 15 percent as compared to the first nine months of the prior fiscal year.

   The stronger value of the US dollar, relative to international currencies and as compared to the first nine months of the prior fiscal year, had a negative impact on net revenues. Had the rates from the prior year been in effect during the first nine months of fiscal 2002, translated international revenue billed in local currencies would have been $21.5 million higher. If exchange rates move unfavorably in the future, they will have a negative impact on net revenues.

   Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues and represented approximately 5 percent of consolidated revenues during the nine months ended October 31, 2001 as compared to 3 percent during the same period last year. We anticipate that the level of product returns in future periods will continue to be impacted by the timing of new product releases, as well as the quality and market acceptance of new products.

   Cost of revenues. Cost of revenues as a percentage of net revenues remained constant at 16 percent for the first nine months of fiscal 2002 and fiscal 2001. Lower material costs, as a result of product mix, and lower software amortization costs were offset by higher royalty expenses. Cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales.

   Marketing and sales. Marketing and sales expenses were 37 percent of net revenues in the first nine months of fiscal 2002, as compared to 34 percent in the first nine months of fiscal 2001. This difference was primarily due to higher employee-related expenses as we increase our focus on direct sales to major accounts. We expect to continue to make significant investments in marketing and sales, both in absolute dollars and as a percentage of net revenues.

   Research and development. Research and development expenses were $129.4 million in the first nine months of fiscal 2002 as compared to $125.2 million in the first nine months of fiscal 2001. The difference was primarily due to higher employee related costs, efforts associated with our location services initiatives and research and development costs incurred by RedSpark, prior to its dissolution during October 2001. We expect that research and development spending will continue to be significant as we continue to support product development efforts by our market groups.

   General and administrative. General and administrative expenses as a percentage of net revenues remained constant at 14 percent for the first nine months of fiscal 2002 and 2001. Higher employee-related costs were offset by lower professional fees and depreciation costs. We expect that general and administrative expenses, as a percentage of net revenues, will remain consistent with levels recently experienced.

   Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles decreased to $15.7 million in the first nine months of fiscal 2002 from $20.9 million in the same period last year due to some intangibles becoming fully amortized.

   Nonrecurring charges (credits). During the first nine months of fiscal 2002, we recognized $17.1 million of nonrecurring charges. These charges resulted from restructuring and reorganization activities ($10.3 million), the acquisition of the software division of Media 100 ($3.2 million) and wind-down costs associated with the dissolution of RedSpark ($3.6 million). As a result of the restructuring we expect to realize quarterly savings of $2.4 million, of which $1.4 million per quarter will be realized immediately.

   These total savings are expected to last for the next several quarters and will be reflected in each on-going cost and expense line item in the consolidated statements of operations. See Note 8 for further discussion.

   During the first nine months of fiscal 2001, we reversed $1.2 million related to one-time accruals established in fiscal 2000. Of the $1.2 million, $1.0 million related to restructuring accruals established in fiscal 2000. The accruals were settled for less than originally estimated.

   Interest and other income. Interest and other income, net was $17.3 million in the first nine months of fiscal 2002 as compared to $13.6 million in the same period last year. The increase was primarily due to higher investment income, mostly due to realized gains from sales of marketable securities, and one-time transactions.

   Gain on disposal of affiliate. During the third quarter of fiscal 2002 we recognized a one-time non-cash gain of $9.5 million related to the dissolution of RedSpark. We have been consolidating RedSpark's results from operations since RedSpark was formed in April 2000. The gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the amount that we originally invested.

   Provision for income taxes. Our effective income tax rate, excluding the non-taxable gain on the dissolution of RedSpark (as discussed above), was 30 percent for the first nine months of fiscal 2002 and 32 percent for the first nine months of fiscal 2001. The lower effective tax rate is primarily due to the impact associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, and non-deductible goodwill amortization. The effective tax rate for both periods is less than the federal statutory rate of 35 percent due to the amount of benefits associated with our foreign earnings, research credits and tax-exempt interest, partially offset by non-deductible goodwill amortization.

   Equity in net loss of affiliate. We recognized $1.2 million of equity in net losses during the first nine months of fiscal 2002 and $13.5 million during the same period last year. These amounts are related to our former investment in Buzzsaw.

Liquidity and Capital Resources

   Cash, cash equivalents, and marketable securities totaled $427.6 million at October 31, 2001, compared to $422.5 million at January 31, 2001. The primary uses of cash during the first nine months of fiscal 2002 were: the repurchase of 2.4 million shares of our common stock for $87.3 million, the acquisition of businesses for $34.3 million, capital and other expenditures of $36.7 million, and dividend payments totaling $9.8 million. The primary sources of cash were cash provided by operating activities of $129.5 million and stock issuances resulting from our employee stock plans of $53.6 million.

   The Board of Directors has approved plans to repurchase up to 22.0 million shares of our common stock. Of these 22.0 million shares, 14.5 million have been repurchased as of October 31, 2001. The primary purpose of the stock repurchase programs is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

   We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. At October 31, 2001, there were no borrowings outstanding under this agreement, which expires in January 2002. Management intends to maintain adequate credit lines to carry out its business.

   Principal commitments at October 31, 2001 consisted of obligations under operating leases for facilities and some computer hardware.

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

   Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments generally have maturities of less than three months, and the option contracts settle before the end of a quarterly period. The principal currencies hedged during the three months ended October 31, 2001 were the Euro, British pound, and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

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

   In addition, for certain of our on-line collaboration applications, we rely on third party hardware and services. Financial difficulties or even failure of these third parties may impact our ability to deliver such on-line collaboration applications and, as a result, may adversely impact our business.

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

   The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors' results of operations; developments in our industry; general market conditions, technology sector fluctuations and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

General economic conditions may reduce our net revenues and harm our business.

   As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the U.S., many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in sales of our products, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for the final quarter of fiscal 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and VARs who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our profitability and financial condition.

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

   In addition, in March and April 2000, three class action complaints were filed against us and certain of our officers and directors, alleging violations of the Securities Exchange Act of 1934. The United States District Court for the Northern District of California consolidated these complaints into one lawsuit in August 2000. On November 21, 2001 the Court granted our motion to dismiss the lawsuit without leave to amend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits

   No exhibits were filed as part of this Form 10-Q.

   Reports on Form 8-K

   Notice of Autodesk's acquisition of Buzzsaw.com, Inc., effective August 20, 2001, along with required financial statement information as filed on October 15, 2001 under Items 2 and 7.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 30, 2001

                                          AUTODESK, INC.
                                          (Registrant)

                                                   /s/ CAROL A. BARTZ
                                          _____________________________________
                                                     Carol A. Bartz
                                          Chairman, Chief Executive Officer and
                                                         President

                                                   /s/ STEVE CAKEBREAD
                                          _____________________________________
                                                     Steve Cakebread
                                          Senior Vice President and Chief
                                                         Financial
                                          Officer (Principal Financial Officer
                                            and Principal Accounting Officer)