Form 10-K
period 2002-01-31
AUTODESK INC
filed 2002-04-30
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-14338

AUTODESK, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2819853
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

111 McInnis Parkway, San Rafael, California	94903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 507-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 4, 2002 as reported on the NASDAQ National Market, was approximately $2.5 billion. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 4, 2002, Registrant had outstanding approximately 114.7 million shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Preliminary Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held June 20,2002 are incorporated by reference in Part III of this Form 10-K. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 31, 2002.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed in this Annual Report, including under “Risk Factors Which May Impact Future Operating Results.” Actual results may vary from those projected in the forward-looking statements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. A forward-looking statement is any statement that looks to future events, including any statements of plans, strategies and objectives of management for the future and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

ITEM 1.    BUSINESS

GENERAL

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. We are one of the world’s leading design software and digital content companies for architectural design and land development, manufacturing, utilities, telecommunications and media and entertainment. We provide a broad range of totally integrated and interoperable design software, Internet portal services, wireless development platforms and point-of-location applications that empower more than four million customers in over 150 countries. Our software products are sold worldwide, both directly to customers and through a network of resellers and distributors.

We are organized in two reportable segments: the Design Solutions Segment and the Discreet Segment.

The Design Solutions Segment derives revenues from the sale of design software products for professionals or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions, all of which have industry-specific focuses: Manufacturing; Geographic Information Services; Building Industry Division; and the Platform Technology Group.

Each of these divisions is served by Autodesk Point A, an Internet portal accessible either through a direct web connection or through Autodesk software products. Launched in April 2000, Autodesk Point A provides users with a global access point to Autodesk services and information, including subscription-based upgrades, tutorials, on-line training and support, product tips, and local industry links. During January 2002, Autodesk Point A was launched in an additional eight languages throughout Europe and Asia.

In addition, during fiscal 2002 we launched our Location Services division of the Design Solutions Segment to develop a technology platform and applications to assist wireless carriers and operators for location-sensitive wireless data services move beyond the voice services used by subscribers today.

The Discreet Segment develops, assembles, markets, sells and supports nonlinear digital systems and software for creating, editing, compositing and animating imagery. Revenues are derived from the sale of products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, Web design and interactive Web streaming.

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

Introduced in June 2001, AutoCAD 2002 is the latest generation of our core design software. AutoCAD 2002 continues to be the technology foundation for design solutions serving the manufacturing, building design, communications, government, utilities, and land development industries. AutoCAD 2002 takes full advantage of previous product enhancements and also includes streamlined standards management using a suite of new, intranet/Internet-enabled CAD standards management tools and enhanced team collaboration features.

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

Mechanical Desktop

Mechanical Desktop is a midpriced 3D design system and is the only system that integrates 2D design with parametric, feature-based solid and surface modeling. It extends the power of the AutoCAD design environment by uniting 2D and 3D design.

Autodesk Architectural Desktop

Autodesk Architectural Desktop software offers architectural design tools. Supporting the architectural design process from conceptual design to design development, through construction documentation, Autodesk Architectural Desktop features industry-specific 2D production drafting functionality and integrated and accessible 3D design options and all of AutoCAD’s functionality. Users benefit from simplified mass modeling, intelligent building components, style definitions and layer management according to industry standards.

Autodesk Map

Autodesk Map is the Autodesk solution for precision mapping and geographic information system analysis in the AutoCAD environment. It contains the complete AutoCAD toolset to enhance productivity, plus it offers specialized functionality for creating, maintaining and producing maps and geospatial data.

Autodesk Land Desktop

Autodesk Land Desktop is our land development design tool for the AutoCAD environment built around a centralized product structure that stores critical data—points, terrain models, and alignments—in a central location where they can be shared by team members. Users benefit from tools that create and label survey points, define and edit parcels and roadway alignments, automate drafting procedures, create terrain models, and calculate volumes and contours.

Autodesk Subscription Program

The Autodesk Subscription Program, available for a majority of our Design Solution products, provides subscription members with a simplified upgrade process, feature-enhancing extensions, downloadable e-Learning courses and optional on-line support. Users benefit from incremental product releases and extensions as an alternative to occasional upgrading, which can disrupt design teams through significant downtime and steep learning curves. This new program, currently available in North America, will be launched in Europe and Asia in fiscal 2003.

The principal product offerings from the Discreet Segment are discussed below:

3ds max

3ds max is a professional 3D modeling, animation and rendering software package providing advanced tools for character animation, next-generation game development and visual effects production. Users benefit from the unified, object-oriented platform, customizable real-time interface, multiple-processor support and 3D graphics acceleration capabilities.

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

smoke

smoke is an on-line, non-linear editing and finishing solution that enables editors to fully edit and finish television commercials, documentaries and broadcast programs on a range of desktop workstations or real-time servers. Users benefit from smoke’s compatibility with Discreet’s visual effects systems (flame and inferno), allowing any Discreet visual effect to be incorporated into the final editorial process.

PRODUCT DEVELOPMENT AND INTRODUCTION

The majority of our basic research and product development has been performed in the U.S., while translation and localization of foreign-market versions, as well as some product development, are performed by development teams or contractors in our local markets. Various aspects of our product-related functions, including software development, localization, quality assurance and technical publications, are performed in Europe and Asia.

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software, as well as changes in customer requirements and preferences. To keep pace with these changes, we maintain an aggressive program of new product development to address demands in the marketplace for increased connectivity and use of digital data created by our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. These investments may not result in sufficient revenue generation to justify their costs or our competitors may introduce new products and services that will achieve acceptance among our current customers, either of which may adversely affect our competitive position.

Our software products are complex and, despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which could harm our business.

We actively recruit and hire experienced software developers and license and acquire complementary software technologies and businesses. In addition, we actively collaborate with and support independent software developers who offer products that enhance and complement our products.

Independent firms and contractors perform some of our product development activities, while other technologies are licensed from third parties. We generally either own or license the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able to provide development support to us in the future. Similarly, we may not be able to obtain and renew existing license agreements on favorable terms, if at all, and any failure to do so could harm our business.

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

MARKETING AND SALES

Our customer-related operations are divided into three geographic regions, the Americas, Europe and Asia/Pacific, and are supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and foreign offices. We sell our software products both directly to customers, which include large corporations, and also through distributors and resellers.

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

Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller networks. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in any of the past three fiscal years, the loss of, or a significant reduction in, business with any one of our major international distributors or large U.S. resellers could harm our business.

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to be a significant portion of our consolidated net revenues. Many world economies are in the midst of current economic slowdowns. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

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

COMPETITION

We compete with a variety of companies in different aspects of our business.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capacity at progressively lower prices contributes to the ease of market entry. The design software market in particular is fairly mature and characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, the availability of third-party application software is a competitive factor within the CAD market. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which could harm our business. Furthermore, some of our competitors have greater financial, technical, sales and marketing and other resources.

We believe that our future results depend largely upon our ability to offer new products, and to continue to provide existing product offerings, that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training.

INTELLECTUAL PROPERTY AND LICENSES

We protect our intellectual property through a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions. Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.

From time to time, we receive claims alleging infringement of a third party’s intellectual property rights, including patents. Any disputes involving our intellectual property rights or those of another party could lead to, among other things, costly litigation or cause product shipment delays, which could harm our business.

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

PRODUCTION AND SUPPLIERS

Production of our Design Solutions software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include CD-ROMs and diskettes, which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Production is generally performed in leased facilities operated by us. Some product assembly is also performed by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

The Discreet Division has historically relied on third-party vendors to manufacture and supply all of the hardware components used in its systems. Manufacturing consists of assembly (including disk array assembly), testing, and value added systems integration. Many of the Discreet Division’s software products currently run on workstations manufactured by Silicon Graphics. There are significant risks associated with this reliance on Silicon Graphics and the Discreet Division may be impacted by unforeseen difficulties associated with adapting their products to future Silicon Graphics products and the timing of the development and release of Silicon Graphics products.

EMPLOYEES

As of January 31, 2002, we had 3,646 full-time employees. Our continued growth and future success is highly dependent on the ability to attract, retain and motivate highly skilled employees.

ITEM 2.    PROPERTIES

Our executive offices and the principal offices for product development, domestic marketing and sales and production are located in leased office space in northern California. We also lease office space in various locations throughout the U.S. for local sales, development and technical support personnel. Our foreign subsidiaries lease office space for their operations. During fiscal 2002, we closed several domestic and international offices in an effort to reduce operating expense levels.

We continue to believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Executive Officers of the Registrant

The following sets forth certain information as of January 31, 2002 regarding our executive officers:

Name	Age	Position
Carol A. Bartz	53	Chairman of the Board, Chief Executive Officer and President
Joseph H. Astroth	46	Executive Vice President, Location Services Division
Carl Bass	44	Executive Vice President, Design Solutions Division
Jan Becker	48	Senior Vice President, Human Resources and Corporate Real Estate
Steve Cakebread	50	Senior Vice President and Chief Financial Officer
Paul Lypaczewski	44	Executive Vice President, Discreet Division
John G. Sanders	49	Vice President, Platform Technology Group
Marcia K. Sterling	58	Senior Vice President for Law and Corporate Affairs, General Counsel, and Secretary
Michael E. Sutton	56	Executive Vice President, Business Operations
Tom Vadnais	54	Executive Vice President, Worldwide Consulting and Support Services

Carol A. Bartz joined Autodesk in April 1992 and serves as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is a director of Network Appliance, Inc., BEA Systems, Inc., and Cisco Systems, Inc.

Joseph H. Astroth joined Autodesk in January 1996 and serves as Executive Vice President, Location Services Division. Previously, he was Executive Vice President, GIS Solutions Division from January 1996 to December 2000.

Carl Bass joined Autodesk in September 1993 and serves as Executive Vice President, Design Solutions Division. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off of Autodesk. Prior to this, he held other executive positions within Autodesk.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000.

Steve Cakebread joined Autodesk in April 1997 and serves as Senior Vice President and Chief Financial Officer. From April 1993 through March 1997 he served as Vice President, Finance, World Trade Corporation at Silicon Graphics. Mr. Cakebread is a director of Caldera International. Inc.

Paul Lypaczewski joined Autodesk in August 2000 as Executive Vice President, Discreet Division. Prior to joining Autodesk, Mr. Lypaczewski was Chief Operating Officer for Cyberwold, Inc. from October 1999 to August 2000 and from 1998 to October 1999 he served as President and CEO of TrueSpectra Inc. From 1995 to 1998 he held various positions with Alias/Wavefront.

John G. Sanders joined Autodesk in October 1993 and serves as Vice President, Platform Technology Group. Previously, Mr. Sanders served as Executive Vice President, Design Solutions Division. From October 1999 to December 2000 he was Vice President, Internet and from March 1996 to October 1999 he served as Vice President of Worldwide Support & Services.

Marcia K. Sterling joined Autodesk in October 1995 and serves as Senior Vice President for Law and Corporate Affairs, General Counsel, and Secretary.

Michael E. Sutton joined Autodesk in October 1986 and serves as Executive Vice President, Business Operations. Previously, Mr. Sutton served as Executive Vice President, Worldwide Field Organization. From June 1993 through September 1998, Mr. Sutton served as Vice President, Europe/Middle East/Africa.

Tom Vadnais joined Autodesk in January 2002 and serves as Executive Vice President, Worldwide Consulting and Support Services. Prior to joining Autodesk, Mr. Vadnais was president and CEO of Mediaplex, Inc. from April 2001 until Mediaplex was acquired by Value Click during January 2002, and from May 1999 to January 2001, he served as Executive Vice President, Professional Services of Compuware Corporation. Mr. Vadnais served as President and COO at DPRC and Tascor, Inc. from 1992 to 1999. Mr. Vadnais is a director of ValueClick, Inc.

There is no family relationship among any of our directors or executive officers.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years. These share prices were adjusted for the two-for-one stock split that was effective for record holders on April 4, 2002.

	High	Low
Fiscal 2002
First Quarter	$19.72	$12.59
Second Quarter	$19.40	$15.27
Third Quarter	$19.42	$14.80
Fourth Quarter	$20.79	$16.59

	High	Low
Fiscal 2001
First Quarter	$27.44	$15.85
Second Quarter	$20.60	$9.97
Third Quarter	$14.85	$10.00
Fourth Quarter	$19.82	$10.19

Dividends

We paid quarterly dividends of $0.03 per share in fiscal 2002 and 2001 to Autodesk stockholders. We currently intend to continue paying regular cash dividends on a quarterly basis.

Stockholders

As of January 31, 2002 the number of common stockholders of record was 944. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal year ended January 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
For the Fiscal Year
Net revenues	$947,491	$936,324	$848,051	$893,832	$786,121
Income from operations(1)	98,174	140,014	763	142,087	94,994
Net income(1)(2)	90,313	93,233	9,808	97,132	56,215
At Year End
Total assets	902,444	807,759	902,946	819,927	697,191
Long-term liabilities	2,479	1,208	1,255	3,486	30,583
Common stock data
Basic net income per share	$0.83	$0.82	$0.08	$0.86	$0.50
Diluted net income per share	0.80	0.80	0.08	0.82	0.47
Dividends paid per share	0.12	0.12	0.12	0.10	0.10

(1)	Fiscal 2002 and 2000 results were impacted by restructuring and other charges. See Note 11, Restructuring and Other in the Notes to Consolidated Financial Statements for further discussion.
(2)	Fiscal 2002 results were also impacted by a one-time non-cash gain of $9.5 million related to the dissolution of an affiliate.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding net revenues, revenue mix, level of product returns, gross margins, costs and expenses and restructuring activity, as well as statements involving trend analyses and statements including such words as “we believe” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including “Risk Factors Which May Impact Future Operating Results.”

Recent Acquisitions

In August 2001, we acquired the remaining outstanding stock of Buzzsaw.com, Inc. (“Buzzsaw”) that we did not own. Additionally, in October 2001, Autodesk acquired the software division of Media 100, Inc. (“Media 100”). The acquisition of Buzzsaw is part of Autodesk’s strategy to extend its business to complementary new markets and the acquisition of Media 100 provides Autodesk with streaming media technology for, among other things, the immediate playback of content over the Internet. Both acquisitions were accounted for as purchases. Accordingly, Autodesk’s fiscal 2002 consolidated results include Buzzsaw’s and Media 100’s results of operations from the respective dates of the acquisitions.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net revenues, costs and expenses and related disclosures. We regularly evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 to the consolidated financial statements, the following policies involve a higher degree of judgment and complexity.

Revenue Recognition.    Our accounting policies and practices are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is probable.

Based on whether the sale is product or service related, we recognize revenue as follows. Product sales are recognized at the time of shipment. Subscription, customer support and hosted service revenues are recognized ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed.

Allowance for Bad Debts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. No single customer is significant to Autodesk, and as such, our exposure to uncollectible trade receivables is generally limited.

Estimated reserves are determined based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts. While we believe our existing reserve for doubtful accounts is adequate and proper, additional reserves may be required should the financial condition of our customers deteriorate or as unusual circumstances arise.

Product Return Reserves.    With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions.

Over the past three years, product returns as a percentage of revenues have ranged from 3 to 5 percent annually. The product return reserves are based on estimated channel inventory levels and the timing of new product introductions and other factors. While we believe our accounting practice for establishing and monitoring product returns reserves is proper, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Realizability of Long-Lived Assets.    We review the realizability of our long-lived assets and related intangible assets annually or sooner whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider some of the following factors important in deciding when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies, which impact the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future undiscounted cash flows that could reasonably be generated by these assets. Impairment charges, if any, result in situations when the fair values of these assets are less than their carrying values. During fiscal 2002, we recognized a goodwill impairment charge of $2.3 million. The write-off of goodwill primarily related to an acquired GIS business and resulted from a strategic decision to abandon the underlying product line.

We will continue to evaluate the values of our long-lived assets in accordance with applicable accounting rules. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets.    We currently have $60.9 million of deferred tax assets, mostly arising from net operating losses, reserves and timing differences for purchased technologies and capitalized software. We perform a quarterly assessment of the recoverability of these deferred tax assets, which is principally dependent upon our achievement of projected future taxable income in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses Associated with Office Closures.    During the year ended January 31, 2002, we recorded restructuring charges of $19.2 million related to the closure of several domestic and international offices. These charges were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected subleasing income. The projected subleasing income amounts were provided by third-party real estate brokers and were based on assumptions for each of the real estate markets where the leased offices were located. Should real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the quarterly period when such determinations are made. This situation occurred during fiscal 2002. During the fourth quarter of fiscal 2002, we recorded additional charges as a result of the inability to sublease offices abandoned earlier in the fiscal year. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse some of the underlying restructuring accruals, which will result in increased net income in the period when such determinations are made.

Results of Operations

Net Revenues.    Our net revenues for fiscal 2002 were $947.5 million as compared to $936.3 million in fiscal 2001. Increased net revenues in Asia/Pacific and the Americas were partially offset by lower sales in Europe.

Net revenues for the Discreet Segment were $156.1 million in fiscal 2002 as compared to $193.2 million in the prior fiscal year as advanced system sales were significantly affected by a slowdown in the media, advertising and entertainment sectors. Should this slowdown continue, the Discreet Segment net revenues in fiscal 2003 will be adversely affected.

Net revenues for the Design Solutions Segment were $791.4 million in fiscal 2002 as compared to $743.1 million in the prior fiscal year. The Design Solutions Segment consists primarily of the Geographic Information Services (“GIS”), Building Industry, Manufacturing and Platform Technology divisions. These divisions have industry-specific focuses.

Net revenues from sales of GIS products increased to $116.4 million in fiscal 2002 from $97.5 million in fiscal 2001. Net revenues from sales of Building Industry products increased to $82.9 million in fiscal 2002 from $57.6 million in fiscal 2001. Net revenues from sales of Platform Technology products increased to $461.9 million in fiscal 2002 from $454.0 million in fiscal 2001. These increases were partially offset by lower net revenues from sales of Manufacturing products, which were $130.2 million in fiscal 2002 as compared to $134.0 million in fiscal 2001. The overall increase in segment revenues was attributable to a stronger portfolio of product offerings, such as Autodesk Inventor, Autodesk Architectural Desktop, Autodesk Map, Autodesk Land Desktop and AutoCAD 2002, and increased customer demand for greater productivity tools. Although we have been reducing our dependence on AutoCAD, sales of AutoCAD and AutoCAD upgrades continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology division, accounted for approximately 32 percent of our consolidated net revenues in fiscal 2002 and 33 percent of our consolidated net revenues in fiscal 2001.

The stronger value of the U.S. dollar, relative to international currencies, had a negative impact on net revenues in fiscal 2002. Had exchange rates from the prior year been in effect in fiscal 2002, translated international revenue billed in local currencies would have been $23.2 million higher. Continued strength of the U.S. dollar would have a negative impact on net revenues in fiscal 2003.

International sales accounted for approximately 65 percent of our net revenues in fiscal 2002 as compared to 64 percent in the prior fiscal year. We believe that international sales will continue to be a significant portion of total revenues. Many world economies are in the midst of current economic slowdowns. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

Our net revenues for fiscal 2001 were $936.3 million, as compared to $848.1 million in fiscal 2000. The 10 percent growth reflected increased net revenues of 14 percent in the Americas and 22 percent in Asia/Pacific as compared to the prior fiscal year. Despite unfavorable exchange rate movements, net revenues in Europe remained flat compared to the prior fiscal year.

Net revenues for the Discreet Segment increased 11 percent in fiscal 2001 as compared to the prior fiscal year. This was due to increased demand for our high-end special effects, post-production and broadcast products.

Net revenues for the Design Solutions Segment increased 10 percent in fiscal 2001 as compared to the prior fiscal year. Net revenues from sales of GIS products increased to $97.5 million in fiscal 2001 from $71.0 million in fiscal 2000. Net revenues from sales of Building Industry products increased to $57.6 million in fiscal 2001 as compared to $51.2 million in fiscal 2000. Net revenues from sales of Manufacturing products increased to $134.0 million in fiscal 2001 from $112.0 million in fiscal 2000. Net revenues from sales of Platform Technology products increased to $454.0 million in fiscal 2001 from $440.2 million in fiscal 2000. These increases resulted from greater demand for our products, especially Autodesk Inventor and primarily all GIS product offerings. Sales of AutoCAD and AutoCAD upgrades, which are reflected in the net revenues for the Platform Technology division, accounted for approximately 33 percent of our consolidated net revenues in fiscal 2001 and 37 percent of our consolidated net revenues in fiscal 2000.

The value of the U.S. dollar, relative to international currencies, had a negative impact on net revenues in fiscal 2001 compared to fiscal 2000. International sales, including exports from the U.S., accounted for approximately 64 percent of our net revenues in fiscal 2001 as compared to 65 percent in fiscal 2000.

Product returns, consisting principally of stock rotation, are recorded as a reduction of revenues. Over the past three years, product returns as a percentage of revenues have ranged from 3 to 5 percent annually. We anticipate that the level of product returns in future periods will continue to be impacted by channel inventory levels, the timing of new product releases, as well as the quality and market acceptance of new products.

Cost of Revenues.    Cost of revenues includes the cost of compact discs, cost of hardware sold (mainly workstations manufactured by Silicon Graphics), costs associated with transferring Autodesk’s software to electronic media, printing of user manuals and packaging materials, shipping and handling costs, royalties, amortization of purchased technology and capitalized software, and cost of service contracts.

When expressed as a percentage of net revenues, cost of revenues was 16 percent in fiscal 2002 and fiscal 2001. Lower material costs, as a result of product mix, and lower software amortization costs were offset by higher royalty expenses.

Cost of revenues were 16 percent of net revenues in fiscal 2001 as compared to 17 percent of net revenues in fiscal 2000. This lower percentage in fiscal 2001 was primarily due to reduced royalty costs of $4.1 million that resulted from the expiration of some of our royalty arrangements in fiscal 2000 and reduced software amortization costs, offset in part by higher employee-related expenses and professional fees.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales, increased consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and the geographic distribution of sales. However, we expect future cost of revenues as a percentage of net revenues to remain within an historical range of 16 to 20 percent.

Marketing and Sales.    Marketing and sales expenses include salaries, dealer and sales commissions, and travel and facility costs for our marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions, as well as various sales and promotional programs designed for specific sales channels and end users.

Marketing and sales expenses were 36 percent of net revenues in fiscal 2002 compared to 34 percent of net revenues in the prior fiscal year. This difference was primarily due to higher employee-related expenses, resulting from an increasing focus on direct sales to major accounts.

Marketing and sales expenses were 34 percent of net revenues in fiscal 2001 compared to 40 percent of net revenues in fiscal 2000. This lower percentage in fiscal 2001 was partially due to lower employee-related expenses of approximately $2.8 million and some $16.0 million less in advertising and promotion costs.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development. Research and development expenses were $168.6 million in fiscal 2002 compared to $170.5 million in the prior fiscal year. General reductions in spending were partially offset by higher employee related costs, efforts associated with our location services initiatives and research and development costs incurred by RedSpark, prior to its dissolution in October 2001.

Research and development costs were $170.5 million in fiscal 2001 compared to $164.0 million in fiscal 2000. The higher expenditures in fiscal 2001 were primarily due to additional spending by acquired businesses, offset in part by lower facilities costs.

We expect that research and development spending will continue to be significant in fiscal 2003 as we continue to support product development efforts by our market groups.

General and Administrative.    General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations. General and administrative expenses were 14 percent of net revenues in fiscal 2002 and fiscal 2001. Higher employee-related costs were offset by lower professional fees and depreciation costs.

General and administrative expenses were 14 percent in fiscal 2001 compared to 16 percent in fiscal 2000. The lower percentage in fiscal 2001 was primarily due to lower employee-related spending and lower spending related to information systems.

We currently expect that in the coming year general and administrative expenses, as a percentage of net revenues, will remain generally consistent with the level experienced in fiscal 2002.

Amortization of goodwill and purchased intangibles.    Amortization of goodwill and purchased intangibles was $20.9 million in fiscal 2002, $26.5 million in fiscal 2001 and $30.6 million in fiscal 2000. The steady decline between years was due to some intangibles becoming fully amortized. Of the $20.9 million fiscal 2002 amortization expense, $19.9 million related to goodwill amortization. Beginning in fiscal 2003, goodwill will no longer be amortized. See “Recently Issued Accounting Standards” for further discussion.

Restructuring and other.    During fiscal 2002 Autodesk recognized $33.6 million of restructuring and other charges. These charges resulted from restructuring activities ($24.5 million), in-process research and development expenses related to the acquisition of Media 100 ($3.2 million), the wind-down costs associated with the dissolution of RedSpark ($3.6 million), and a goodwill write-off of $2.3 million. The write-off of goodwill primarily related to an acquired GIS business and resulted from a strategic decision to abandon the underlying product line.

The restructuring costs, which were part of a formal exit plan approved by our Board of Directors during the second quarter of fiscal 2002, were in connection with our effort to reduce operating expense levels. During that same quarter, we reduced our revenue estimates for the remainder of fiscal 2002. As a result of the restructuring we expect to realize immediate pretax savings of $6.0 million per quarter and increased cash flows of $4.0 million per quarter. These savings are expected to last for the next several quarters and the pretax savings will be reflected in each on-going cost and expense line item in the consolidated statements of income. Both the pretax and cash flow savings will be re-invested in other parts of the business.

We plan to record restructuring costs of approximately $1.0 million during the first quarter of fiscal 2003 related to the consolidation of additional European offices. Also, we may need to record additional restructuring charges in fiscal 2003 associated with previously abandoned offices. The reserves established during fiscal 2002 were in part based on subleasing assumptions. Should we be unable to sublease the office spaces as expected, we will record additional expenses in the quarterly period when such determinations are made.

During fiscal 2001 we reversed $1.2 million of accruals, $1.0 million of which related to a restructuring reserve established in fiscal 2000. The accruals were settled for less than originally estimated.

Restructuring and other charges in fiscal 2000 of $34.7 million consisted primarily of Discreet Logic Inc. and VISION acquisition-related charges and a corporate restructuring that occurred in that year.

For additional information regarding the restructuring and other charges recorded over the past three fiscal years, see Note 11, Restructuring and Other in the Notes to Consolidated Financial Statements.

Interest and Other Income.    Interest and other income, which consists primarily of investment income and gains and losses on foreign currency transactions, was $19.1 million in fiscal 2002, $21.0 million in fiscal 2001 and $23.2 million in fiscal 2000. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income between fiscal 2002, 2001 and 2000 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances.

Gain on disposal of affiliate.    During the third quarter of fiscal 2002, we recognized a one-time non-cash gain of $9.5 million related to the dissolution of RedSpark, a development stage company. Because we owned greater than 50 percent of the voting stock, we had been consolidating RedSpark’s operating losses since RedSpark was formed in April 2000. RedSpark’s expenses, which were primarily research and development related, were included within the operating expense categories of our statement of income. The gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the $3.2 million we originally invested.

Provision for income taxes.    Absent the impact of the gain on disposal of affiliate, our effective income tax rate was 30 percent in fiscal 2002 and 32 percent in both fiscal 2001 and 2000. There was no tax expense from the one-time gain on disposal of affiliate since we had never recognized any tax benefits from our allocable share of RedSpark’s accumulated losses. Consistent with previous years, the effective tax rate for fiscal 2002 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest, partially offset by non-deductible goodwill amortization. The fiscal 2002 tax rate was lower than the fiscal 2001 and 2000 tax rates due to a relatively higher impact of these permanent items.

Our future effective tax rate may be impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest. We believe that our fiscal 2003 effective tax rate will be less than 30 percent primarily due to the adoption of new accounting rules that result in the discontinuation of goodwill amortization. See “Recently Issued Accounting Standards” for further discussion.

At January 31, 2002, we had net deferred tax assets of $60.9 million. Realization of these assets is dependent on our ability to generate approximately $150.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Equity in net loss of affiliate.    In August 2001, we acquired the remaining 60 percent interest in Buzzsaw that we did not own. Consequently, from the date of the acquisition Buzzsaw’s on-going revenues and costs and expenses have been included in each of the respective line items in our consolidated statements of income.

We recognized equity in net losses of $1.2 million in fiscal 2002 and $16.3 million in fiscal 2001, representing our proportionate share of Buzzsaw’s losses during those periods. In April 2000, we invested $17.5 million in Buzzsaw and maintained a 40 percent interest. Loss recognition was suspended during the first quarter of 2002, after we fully expensed all previous investments in Buzzsaw.

Business Combinations

Buzzsaw

In August 2001, we acquired the remaining outstanding stock of Buzzsaw that we did not own for $15.0 million in cash plus the assumption of $13.3 million of liabilities. Prior to the acquisition, we held a 40 percent interest in Buzzsaw, a privately held company that provides leading online collaboration applications to improve efficiencies and reduce costs for the building industry.

We accounted for this acquisition under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The purchase consideration was allocated principally to a deferred tax asset in recognition of a significant amount of Buzzsaw net operating loss and credit carryforwards that we expect to utilize to reduce our future tax obligations.

Software Division of Media 100, Inc. (“Media 100”)

In October 2001, we acquired the software division of Media 100 for $16.0 million in cash. We accounted for this acquisition under the provisions of SFAS 141. Of the total purchase price, we allocated $3.2 million to in-process research and development (“IPR&D”); $7.4 million to developed technology; $0.6 million to brand names that have an estimated useful life of 5 years; and $4.3 million to goodwill. The IPR&D was expensed immediately since the technology had not yet reached technological feasibility and no alternative future uses could be identified.

As of the acquisition date, the IPR&D substantially consisted of the Hitman product, an enterprise encoding system that automates the encoding process and allows for the encoding of multiple jobs at the same time. The Hitman product was 75 percent complete at the time, with $0.4 million of estimated remaining costs to reach technological feasibility. We recently released this product with actual costs to complete that approximated the initial $0.4 million estimate.

In valuing the developed and in-process technologies, we used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from such technologies over a 6-year period. The projected financial results, which were discounted using a 40 percent rate for the developed technology and a 50 percent rate for the IPR&D, were based on expectations of Media 100 on a stand-alone basis.

The revenue projections for developed technologies, which considered the release dates of new products, assumed a gradual decline. We based the revenue projections for the IPR&D on expected trends in technology and the timing of new product introductions.

VISION* Solutions (“VISION”)

On April 22, 1999, we acquired VISION, a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions. Of the $26.0 million purchase price, which was paid in cash, $3.3 million represented the value of IPR&D that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during fiscal 2000. Of the remaining purchase price, $17.6 million was allocated to goodwill and $2.1 million was allocated to other identified intangibles.

As of the acquisition date, the IPR&D consisted of the development of two products, VISION 5.3, which was 60 percent complete at the time, and VISION Electric 2.3, which was 39 percent complete. Both projects, which were originally expected to be completed in late fiscal 2000, were released two years ago. The projects were completed at an amount approximately equal to the original estimate of $1.4 million.

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

Although actual financial results to date have been lower than originally forecasted, Autodesk has successfully integrated the VISION technology with GIS applications and products that were released in fiscal 2002. These GIS applications and products generate sufficient cash flows to realize the remaining value of goodwill and identifiable intangible assets.

Discreet Logic Inc. (“Discreet”)

In March 1999, we acquired Discreet in a business combination accounted for as a pooling of interests. The transaction resulted in the issuance of an aggregate of approximately 20.0 million shares of Autodesk common stock in exchange for Discreet’s outstanding common stock. Accordingly, all prior period consolidated financial statements were restated to include the combined results of operations of Discreet as though it had always been a part of Autodesk.

Prior to the acquisition, Discreet’s fiscal year ended on June 30. In conforming Discreet’s fiscal year end to ours, we recorded a $5.0 million adjustment to retained earnings during fiscal 2000.

Recent Events

Revit Technology Corporation (“Revit”)

In April 2002, we acquired Revit for $133.0 million in cash. The acquisition will be accounted for as a purchase under SFAS 141. The addition of Revit complements our existing family of building industry applications with a parametric building modeler for customers to design, coordinate and integrate information about the entire building.

Recently Issued Accounting Standards

During July 2001, the Financial Accounting Standards Board issued SFAS 141. This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. Both the acquisitions of Buzzsaw and Media 100 were accounted for under SFAS 141.

During July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment at least annually. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001; however, for transactions completed prior to this date, we plan to adopt the provisions of SFAS 142 on February 1, 2002. We recently completed an assessment of the annual goodwill impairment test pursuant to SFAS 142 and believe that none of the goodwill balances as of January 31, 2002 are impaired.

During August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 is effective at the start of fiscal 2003 and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. We are currently assessing the impact of SFAS 144 on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

At January 31, 2002, our principal sources of liquidity were cash and marketable securities totaling $504.6 million, accounts receivable of $140.5 million and a $75.0 million line of credit with a financial institution. Other than operating leases, we do not engage in off-balance sheet financing arrangements nor any special purpose entities.

During fiscal 2002, we generated $210.2 million of cash from operating activities as compared to $196.1 million in fiscal 2001. Cash flows from operating activities, together with the proceeds from stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. During fiscal 2002 the cash generated was used to fund the repurchase of 5.3 million shares of our common stock for $97.3 million, the acquisition of businesses for $34.3 million, capital and other expenditures of $45.1 million, and dividend payments totaling $13.1 million.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 29.5 million have been repurchased as of January 31, 2002. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. This credit facility contains restrictive covenants that, among other provisions, require Autodesk to maintain certain financial ratios. During fiscal 2002 and at January 31, 2002, we were in compliance with these restrictive covenants. As of January 31, 2002, there were no borrowings outstanding under this agreement, which expires in January 2003.

We generally do not enter into binding purchase commitments. Principal commitments at January 31, 2002, consisted of obligations under operating leases for facilities and some computer equipment. At January 31, 2002, the future minimum lease payments under these lease commitments were as follows: $35.1 million in 2003, $31.1 million in 2004, $25.0 million in 2005, $19.0 million in 2006, $8.6 million in 2007, and $14.1 million thereafter. Of these amounts, $17.5 million has been included in our restructuring accruals at January 31, 2002.

In April 2002, we acquired Revit Technology Corporation for $133.0 million in cash. The addition of Revit complements our existing family of building industry applications with a parametric building modeler for customers to design, coordinate, and integrate information about an entire building.

We believe our existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase programs; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures. Capital expenditures for fiscal 2003 are currently anticipated to approximate what was incurred during fiscal 2002, but could be reduced if our growth is less than anticipated.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during fiscal 2002 were the Euro, British pound, Canadian dollar and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Risk Factors Which May Impact Future Operating Results

We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline.

General economic conditions may reduce our net revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent slowdown in the U.S. and other countries’ economies, many customers are delaying or reducing technology purchases. The impact of this slowdown on us, particularly in countries that contribute a significant portion of our net revenues, is difficult to predict, but it may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include, among other things the timing of the introduction of new products by us or our competitors, changes in marketing or operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, distribution channel management, changes in compensation practices, the timing of large systems sales, and general economic conditions, particularly in countries where we derive a significant portion of our net revenues.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Further, gross margins may be adversely affected if our sales of low-end computer aided design products and AutoCAD upgrades, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

Existing and increased competition in the design software market may reduce our net revenues and profits.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capacity at progressively lower prices contributes to the ease of market entry. The design software market in particular is fairly mature and characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors have greater financial, technical, sales and marketing and other resources. Furthermore,the availability of third-party application software is a competitive factor within the computer aided design market. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; and general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect our financial condition or results of operations.

Our efforts to develop and introduce new products and service offerings expose us to risks such as costs related to product defects and large expenditures that may not result in additional net revenues.

Rapid technological change as well as changes in customer requirements and preferences characterize the software industry. The software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Additionally, we are devoting significant resources to the development of technologies and service offerings to address demands in the marketplace for increased connectivity and use of digital data created by computer-

aided design software. As a result, we are transitioning to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that will achieve acceptance among our current customers, adversely affecting our competitive position.

Disruptions with third party developer and licensing relationships could adversely impact our business.

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

We anticipate that international operations will continue to account for a significant portion of our consolidated net revenues. Risks inherent in our international operations include the following: unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign operations, longer collection cycles for accounts receivable, potential changes in tax laws and laws regarding the management of data, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business.

Our international results may also be impacted by general economic and political conditions in these foreign markets or in specific large foreign markets. These and other factors may adversely impact our future international operations and consequently our business as a whole.

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

We sell our software products primarily to distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in fiscal 2002, 2001 or 2000, the loss of or a significant reduction in business with any one of our major international distributors or large U.S. resellers could harm our business.

Product returns could exceed our estimates and harm our net revenues.

With the exception of contracts with some distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. We anticipate that product returns in future periods will continue to be impacted by product update cycles, new product releases and software quality.

We establish reserves for stock balancing and product rotation. These reserves are based on estimated channel inventory levels and the timing of new product introductions and other factors. While we maintain strict measures to monitor these reserves, actual product returns may differ from our reserve estimates, and such differences could harm our business.

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

We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps. Infringement, invalidity claims, or misappropriation claims may be asserted against us, and any such assertions could harm our business. Any such claims, whether with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

We rely on third party technologies and if we are unable to use or integrate these technologies, our product and service development may be delayed.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would likely harm our business.

In addition, for certain of our on-line collaboration applications and services, we rely on third party hardware and services. Financial difficulties or even failure of these third parties may impact our ability to deliver such on-line collaboration applications and, as a result, may adversely impact our business.

The loss of key personnel or the inability to attract and retain additional personnel could harm our business.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, debt and equity investments, and the like. For example, in April 2002 we acquired Revit. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, and the diversion of management’s time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. We may not be successful in overcoming such risks and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause lack of a consistent increase quarter to quarter in our operating results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign currency exchange risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency forward and option contracts to manage our foreign currency exposures that exist as part of our ongoing business operations. Contracts are primarily denominated in Euro, Swiss francs, Canadian dollars, British pounds and Japanese yen. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.

A sensitivity analysis was performed on our hedging portfolio as of January 31, 2002. This analysis indicated that a hypothetical 10 percent appreciation of the U.S. dollar from January 31, 2002 would increase the fair value of our forward exchange/option contracts by $7.7 million. Conversely, a hypothetical 10 percent depreciation of the dollar from January 31, 2002 would decrease the fair value of our forward exchange/option contracts by $6.4 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

We had an investment portfolio of fixed income securities, including those classified as security deposits, of $367.8 million at January 31, 2002. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

A sensitivity analysis was performed on our investment portfolio as of January 31, 2002. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points over 6-month and 12-month time horizons. For the 6-month time horizon the market value changes for a 50, 100, or 150 basis point increase were reductions of $1.8 million, $3.6 million and $5.3 million, respectively. For the 12-month time horizon the market value changes for a 50, 100 or 150 basis point increase were reductions of $1.5 million, $3.1 million and $4.6 million, respectively.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Investments in privately-held businesses

We have an investment portfolio with a net book value of approximately $4.1 million as of January 31, 2002 that includes minority equity investments in several privately-held technology companies, many of which are in the development stage. We account for these minority equity investments using the cost method of accounting because our ownership interests are less than 20 percent and we do not have the ability to exert significant influence on the investees.

These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop into commercially viable businesses. We assess the value of these investments on a regular basis and when we identify other than temporary declines in the values of these investments, we write down the carrying values to their fair values. Write downs totaled $2.9 million in fiscal 2002, $2.6 million in fiscal 2001 and $0 in fiscal 2000. Due to the inherently risky nature of these investments, we may incur additional losses in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2002	2001	2000
	(in thousands, except per share data)
Net revenues	$947,491	$936,324	$848,051

Costs and expenses:
Cost of revenues	151,203	150,198	146,315
Marketing and sales	343,508	317,806	337,549
Research and development	168,574	170,487	163,985
General and administrative	131,499	132,524	134,066
Amortization of goodwill and purchased intangibles	20,903	26,529	30,625
Restructuring and other	33,630	(1,234)	34,748

	849,317	796,310	847,288

Income from operations	98,174	140,014	763
Interest and other income, net	19,058	21,048	23,157
Gain on disposal of affiliate	9,461	—	—

Income before income taxes	126,693	161,062	23,920
Provision for income taxes	(35,169)	(51,540)	(14,112)
Equity in net loss of affiliate	(1,211)	(16,289)	—

Net income	$90,313	$93,233	$9,808

Basic net income per share	$0.83	$0.82	$0.08

Diluted net income per share	$0.80	$0.80	$0.08

Shares used in computing basic net income per share	108,815	114,375	120,657

Shares used in computing diluted net income per share	112,275	117,028	122,811

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2002	January 31, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$136,781	$116,391
Marketable securities	201,030	142,961
Accounts receivable, net of allowance for doubtful accounts of $13,181 ($11,611 in 2001)	140,465	157,422
Inventories	17,999	17,255
Deferred income taxes	31,477	26,696
Prepaid expenses and other current assets	36,118	30,596

Total current assets	563,870	491,321

Marketable securities	166,800	163,148
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	200,568	171,176
Leasehold improvements	29,652	27,145
Less accumulated depreciation	(157,400)	(144,325)

Net computer equipment, software, furniture and leasehold improvements	72,820	53,996
Purchased technologies and capitalized software, net of accumulated amortization of $104,457 ($84,747 in 2001)	19,336	16,403
Goodwill, net	39,987	54,273
Deferred income taxes	29,459	18,242
Other assets	10,172	10,376

	$902,444	$807,759

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,769	$47,962
Accrued compensation	57,540	55,907
Accrued income taxes	91,922	97,109
Deferred revenues	65,474	50,993
Other accrued liabilities	101,946	81,942

Total current liabilities	370,651	333,913

Other liabilities	2,479	1,208

Commitments and contingencies

Minority interest	—	12,964
Stockholders’ equity:
Common stock and additional paid-in capital, $0.01 par value; 250,000 shares authorized; 111,287 shares outstanding at January 31, 2002 (109,428 shares in 2001)	458,135	424,652
Accumulated other comprehensive loss	(19,972)	(16,104)
Deferred compensation	(713)	(1,172)
Retained earnings	91,864	52,298

Total stockholders’ equity	529,314	459,674

	$902,444	$807,759

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2002	2001	2000
	(in thousands)
Operating activities
Net income	$90,313	$93,233	$9,808
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	3,180	—	4,170
Depreciation and amortization	62,907	68,844	79,748
Gain on disposal of affiliate	(9,461)	—	—
Write-downs of cost-method and other investments	2,861	2,553	4,776
Equity in net loss of affiliate	1,211	16,289	—
Net loss on fixed asset disposals	2,016	—	5,894
Tax benefits from employee stock plans	12,176	21,055	4,642
Restructuring related reserve additions (reversals), net	26,816	(1,034)	(1,630)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	18,383	(46,583)	4,985
Inventories	(357)	2,009	1,980
Deferred income taxes	7,789	6,170	(21,264)
Prepaid expenses and other current assets	(5,771)	(725)	(4,167)
Accounts payable and accrued liabilities	(8,576)	8,016	19,316
Deferred revenues	11,856	17,189	8,087
Accrued income taxes	(5,187)	9,103	(8,418)

Net cash provided by operating activities	210,156	196,119	107,927

Investing activities
Investments in unconsolidated companies	—	(25,799)	—
Purchases of available-for-sale marketable securities	(1,803,753)	(2,578,504)	(3,791,568)
Maturities of available-for-sale marketable securities	1,741,921	2,708,404	3,528,305
Business combinations, net of cash acquired	(34,271)	—	(26,596)
Capital and other expenditures	(45,068)	(32,412)	(14,932)
Proceeds from disposition of fixed assets	—	—	5,587
Purchases of software technologies and capitalization of software development costs	(12,365)	(3,094)	(5,150)
Other investing activities	2,970	—	—

Net cash (used in) provided by investing activities	(150,566)	68,595	(304,354)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	80,495	114,036	160,580
Repurchase of common stock	(97,293)	(359,293)	(90,072)
Dividends paid	(13,092)	(13,580)	(14,581)
(Decrease) increase in credit line	—	—	(1,921)
(Repayments) borrowings	(486)	(427)	(704)
Minority interest	(2,656)	13,957	—

Net cash (used in) provided by financing activities	(33,032)	(245,307)	53,302

Effect of exchange rate changes on cash and cash equivalents	(6,168)	(11,657)	(7,495)
Adjustment to conform fiscal year of Discreet Logic	—	—	320

Net increase (decrease) in cash and cash equivalents	20,390	7,750	(150,300)
Cash and cash equivalents at beginning of year	116,391	108,641	258,941

Cash and cash equivalents at end of year	$136,781	$116,391	$108,641

Supplemental noncash information:
Shares issued in connection with an acquisition	$450	$2,780	$—

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock and additional paid-in capital		Comprehensive income	Accumulated other comprehensive income (loss)	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount
	(in thousands)
Balances, January 31, 1999	114,441	$470,801		$(14,132)	$(551)	$81,209	$537,327
Common shares issued under stock option and stock purchase plans	3,830	42,819					42,819
Tax effect of stock plans		4,642					4,642
Shares issued	6,000	117,467					117,467
Compensation expense related to stock options		1,400			(787)		613
Comprehensive income:
Net income			$9,808			9,808	9,808
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of reclassification adjustments			(2,145)
Foreign currency translation adjustment			1,455

Other comprehensive income			(690)	(690)			(690)

Comprehensive income			$9,118

Adjustment to conform fiscal year of Discreet Logic						(5,034)	(5,034)
Dividends paid						(14,581)	(14,581)
Repurchase of common shares	(5,790)	(75,315)				(14,757)	(90,072)

Balances, January 31, 2000	118,481	561,814		(14,822)	(1,338)	56,645	602,299
Common shares issued under stock option and stock purchase plans	9,236	114,036					114,036
Tax effect of stock plans		21,055					21,055
Shares issued in connection with an acquisition	156	2,780					2,780
Compensation expense related to stock options		260			166		426
Comprehensive income:
Net income			$93,233			93,233	93,233
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of reclassification adjustments			3,727
Foreign currency translation adjustment			(5,009)

Other comprehensive income			(1,282)	(1,282)			(1,282)

Comprehensive income			$91,951

Dividends paid		(2,053)				(11,527)	(13,580)
Repurchase of common shares	(18,445)	(273,240)				(86,053)	(359,293)

Balances, January 31, 2001	109,428	424,652		(16,104)	(1,172)	52,298	459,674
Common shares issued under stock option and stock purchase plans	7,099	80,185					80,185
Tax effect of stock plans		12,176					12,176
Shares issued in connection with an acquisition	23	450					450
Compensation expense related to stock options		310			459		769
Comprehensive income:
Net income			$90,313			90,313	90,313
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of reclassification adjustments			(111)
Foreign currency translation adjustment			(3,757)

Other comprehensive income			(3,868)	(3,868)			(3,868)

Comprehensive income			$86,445

Dividends paid						(13,092)	(13,092)
Repurchase of common shares	(5,263)	(59,638)				(37,655)	(97,293)

Balances, January 31, 2002	111,287	$458,135		$(19,972)	$(713)	$91,864	$529,314

See accompanying notes.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2002

Note 1.    Autodesk and Summary of Significant Accounting Policies

About Autodesk

Founded in 1982, Autodesk, Inc. (“Autodesk”) is a leading design software and digital media company. Autodesk serves a diverse portfolio of markets, including building design, geographic information systems, manufacturing, digital media and wireless data services.

In August 2001, Autodesk acquired the remaining outstanding stock of Buzzsaw.com, Inc. (“Buzzsaw”). Additionally, in October 2001, Autodesk acquired the software division of Media 100, Inc. (“Media 100”). The acquisition of Buzzsaw is part of Autodesk’s strategy to extend its business to complementary new markets and the acquisition of Media 100 provides Autodesk with streaming media technology for, among other things, the immediate playback of content over the Internet. Both acquisitions were accounted for as purchases. Accordingly, Autodesk’s fiscal 2002 consolidated results include Buzzsaw’s and Media 100’s results of operations from the respective dates of the acquisitions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in companies in which Autodesk has significant influence, which is generally represented by stock ownership of at least 20 percent but not more than 50 percent. As of January 31, 2002, Autodesk no longer had any investments accounted for under the equity method of accounting. For additional information regarding investments accounted for under the equity method, see Note 10, Business Combinations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Autodesk’s consolidated financial statements and notes thereto. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

Significant estimates and assumptions made by management involve the establishment of provisions for bad debts, product returns and excess and obsolete inventory reserves, the determination of the fair value of stock awards to employees for purposes of the pro forma disclosures in Note 9, Stock Compensation and Employee Benefit Plans, realizability of deferred tax assets and long-lived assets, and the adequacy of office closure related restructuring accruals.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are recorded as other comprehensive income.

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the subsidiary’s functional currency, are included in interest and other income. These amounts have been immaterial.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward Foreign Exchange Contracts (“Forwards”) and Option Contracts (“Options”)

Autodesk hedges a portion of its European, Asian and Canadian exposures in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period.

During fiscal 2001 and 2000, gains and losses associated with exchange rate fluctuations on forwards and options were recorded in interest and other income and offset corresponding gains and losses on the underlying assets, liabilities and anticipated cash flows being hedged.

At the start of fiscal 2002, Autodesk adopted the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which required Autodesk to recognize all derivative instruments on the balance sheet at fair value. Gains and losses resulting from changes in fair value are accounted for depending upon the use of the derivative and whether it is designated and qualifies for hedge accounting under SFAS 133. The adoption of SFAS 133 did not have a material impact on Autodesk’s financial position and results of operations.

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

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Autodesk has classified all of its marketable securities as available-for-sale and carries such securities at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity.

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

Autodesk’s accounts receivable are derived from sales to a large number of direct customers, resellers and distributors in the Americas, Europe and the Asia Pacific region. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. No single customer accounted for more than 10 percent of consolidated net revenues in fiscal 2002, 2001 or 2000.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated reserves for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts.

Inventories

Inventories consisted of the following as of January 31:

	2002	2001
	(in thousands)
Raw materials and finished goods	$14,511	$13,638
Demonstration inventory, net	3,488	3,617

	$17,999	$17,255

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

Computer Equipment, Software, Furniture and Leasehold Improvements

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $26.3 million in fiscal 2002, $26.2 million in fiscal 2001 and $30.2 million in fiscal 2000.

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities and post-implementation activities.

Purchased Technologies and Capitalized Software

Costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, production costs (programming and testing) are capitalized. Certain acquired software-technology rights are also capitalized. Capitalized software costs are amortized ratably, as revenues are recognized, but not less than on a straight-line basis over 18-month to five-year periods. Amortization expense, which is included as a component of cost of revenues, was $15.7 million in fiscal 2002, $16.1 million in fiscal 2001 and $18.9 million in fiscal 2000. The actual lives of Autodesk’s purchased technologies or capitalized software may differ from management’s estimates, and such differences could cause carrying amounts of these assets to be reduced materially.

Other Intangible Assets

Amortization of purchased intangibles and goodwill is provided on a straight-line basis over the respective useful lives of the assets, which range from three to seven years. Amortization expense was $20.9 million in fiscal 2002, $26.5 million in fiscal 2001 and $30.6 million in fiscal 2000.

Impairment of Long-Lived Assets

Annually or sooner as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Web Site Development Costs

During the third quarter of fiscal 2001, Autodesk adopted the provisions of the Emerging Issues Task Force (“EITF”) consensus No. 00-2, “Accounting for Web Site Development Costs.” This consensus provides guidance on what types of costs associated with Web site development should be capitalized or expensed. Autodesk capitalized Web site development costs totaling $0.6 million in fiscal 2002 and $1.7 million in fiscal 2001. Such capitalized amounts are being amortized over a two-year period.

Deferred Tax Assets

Deferred tax assets arise primarily from net operating losses, reserves and timing differences for purchased technologies and capitalized software. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recorded. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.

Investments in Privately-held Businesses

Autodesk has several minority investments in privately-held technology companies, many of which are in the development stage. As of January 31, 2002, the carrying value of these investments totaled $4.1 million. These investments are accounted for using the cost method of accounting because Autodesk’s ownership interest in the investees is less than 20 percent and Autodesk does not have the ability to exercise significant influence on the investees. The value of these investments is included in other assets in the accompanying consolidated balance sheets. Autodesk monitors these investments for impairment and makes appropriate reductions in carrying values when declines in their fair value are determined to be other-than-temporary.

Employee Stock Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), Autodesk measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, Autodesk has provided in Note 9 the pro forma disclosures of the effect on net income and earnings per share if SFAS 123 had been applied in measuring compensation expense for all periods presented.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” (“FIN 44”). The application of FIN 44 did not have a material impact on Autodesk’s financial statements.

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is probable. Autodesk’s revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Autodesk recognizes revenue as follows. Product sales, which include software licenses and the related hardware and peripherals, are recognized at the time of shipment. In addition to product sales, Autodesk recognizes subscription and hosted service revenues ratably over the contract periods. Customer consulting and

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

training revenues are recognized as the services are performed, and revenues from post contract customer support and other related services are recognized ratably as the obligations are fulfilled, or when the related services are performed. Vendor specific objective evidence of the fair value of the elements contained in our software license, subscription and hosting arrangements are based on the price determined by management having the relevant authority.

With the exception of contracts with certain distributors, sales contracts do not contain specific product-return privileges. However, Autodesk permits its distributors and resellers to return product in certain instances, generally during periods of product transition and during update cycles.

Autodesk establishes allowances for product returns, including allowances for stock balancing and product rotation. These reserves are based upon channel inventory levels and the timing of new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable at the time the related revenue is recognized. Product return reserves were $20.6 million at January 31, 2002 and $17.8 million at January 31, 2001.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $13.8 million in fiscal 2002, $15.3 million in fiscal 2001 and $18.3 million in fiscal 2000.

Net Income Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This Statement requires all business combinations be accounted for using the purchase method accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. Both the Buzzsaw and Media 100 acquisitions were accounted for pursuant to SFAS 141.

During July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment at least annually. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001; however, for transactions completed prior to this date, Autodesk plans to adopt the provisions of SFAS 142 on February 1, 2002. The beneficial pre-tax impact resulting from the adoption of the goodwill non-amortization provision of SFAS 142 will be less than $5.0 million per quarter. Autodesk recently completed an assessment of the annual goodwill impairment test pursuant to SFAS 142 and believes that none of the goodwill balances as of January 31, 2002 are impaired.

During August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 is effective at the start of fiscal 2003 and supercedes Statement of Financial Accounting

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standards No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. Autodesk is currently assessing the impact of SFAS 144 on its consolidated financial position, results of operations and cash flows.

Stock Split

On March 14, 2002, the Board of Directors authorized a two-for-one stock split in the form of a stock dividend to stockholders of record as of April 4, 2002. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices of Autodesk’s common stock have been restated to reflect the effect of the stock split.

Reclassifications

Certain reclassifications involving the consolidated statements of cash flows have been made to the fiscal 2001 and 2000 balances to conform to the fiscal 2002 presentation.

Note 2.    Net Income Per Share

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

	Year ended January 31,
	2002	2001	2000
	(In thousands)
Numerator:
Numerator for basic and diluted net income per share—net income	$90,313	$93,233	$9,808

Denominator:
Denominator for basic net income per share—weighted average shares	108,815	114,375	120,657
Effect of dilutive common stock options	3,460	2,653	2,154

Denominator for diluted net income per share	112,275	117,028	122,811

The computation of diluted net income per share does not include 8.0 million options for fiscal 2002, 11.9 million options for fiscal 2001 and 16.6 million options for fiscal 2000. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods, and, therefore were not dilutive.

Note 3.    Financial Instruments

Fair Values of Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2002		January 31, 2001
	Cost	Fair value	Cost	Fair value
	(In thousands)
Cash and cash equivalents	$136,781	$136,781	$116,391	$116,391
Marketable securities	364,527	367,830	302,761	306,109
Forward foreign currency contracts	68	68	8	8
Foreign currency option contracts	199	199	218	218

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. Generally, Autodesk’s practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in European and Asian currencies, and Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Forwards

Autodesk’s forward contracts, which are not designated as hedging instruments under SFAS 133, have average maturities of 90 days or less. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

The notional amounts of foreign currency contracts were $45.2 million at January 31, 2002 and $36.6 million at January 31, 2001. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties. Gains resulting from foreign currency transactions were not material in fiscal 2002, 2001 and 2000.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months and settle before the end of each fiscal quarter. Autodesk’s financial exposure is generally limited to the amount paid for the options.

The notional amounts of foreign currency option contracts were $2.7 million at January 31, 2002 and $2.3 million at January 31, 2001. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the gain is recorded as other income. During fiscal 2002, Autodesk recognized net settlement gains of $0.8 million as net revenues. Amounts associated with net settlement gains totaling $0.3 million were recorded as other income during fiscal 2002.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2002 and 2001:

	January 31, 2002
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term:
Municipal Bonds	$144,285	$261	$(84)	$144,462
Preferred Stock	28,975	33	—	29,008
Money Market	27,560	—	—	27,560

	200,820	294	(84)	201,030
Long-term:
Municipal Bonds	163,707	3,101	(8)	166,800

	$364,527	$3,395	$(92)	$367,830

	January 31, 2001
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term:
Municipal Bonds	$57,296	$38	$—	$57,334
Preferred Stock	10,500	5	—	10,505
Money Market	43,737	84	—	43,821
Commercial Paper and Corporate Bonds	4,498	19	—	4,517
Agency Securities	26,686	98	—	26,784

	142,717	244	—	142,961

Long-term:
Municipal Bonds	$144,411	$2,791	$—	$147,202
Corporate Bonds	2,993	98	—	3,091
Asset Backed Securities	4,002	72	—	4,074
Agency Securities	8,638	143	—	8,781

	160,044	3,104	—	163,148

	$302,761	$3,348	$—	$306,109

The contractual maturities of Autodesk’s long-term marketable securities at January 31, 2002 were as follows: $73.1 million between one and two years; $50.7 million maturing in three years; $42.5 million maturing in four to five years; and $0.5 million beyond five years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains on the sale of available-for-sale securities were $2.8 million in fiscal 2002. Realized gains and losses on available-for-sale securities were immaterial in fiscal 2001 and 2000. The cost of securities sold is based on the specific identification method.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2002	2001	2000
	(In thousands)
Federal:
Current	$9,468	$26,350	$17,059
Deferred	6,735	289	(13,027)
State:
Current	5,441	4,914	2,068
Deferred	(2,507)	(452)	(1,393)
Foreign:
Current	12,621	15,657	14,946
Deferred	3,411	4,782	(5,541)

	$35,169	$51,540	$14,112

The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $12.2 million for fiscal 2002, $21.0 million for fiscal 2001 and $4.6 million for fiscal 2000. Foreign pretax income was $85.7 million in fiscal 2002, $86.4 million in fiscal 2001 and $16.6 million in fiscal 2000. The valuation allowance decreased by $0.6 million in fiscal 2002, $3.1 million in fiscal 2001 and $1.2 million in fiscal 2000.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

	Fiscal year ended January 31,
	2002	2001	2000
	(In thousands)
Income tax provision at statutory rate	$44,342	$56,372	$8,372
Foreign income taxed at rates different from the U.S. statutory rate	(7,449)	(5,058)	(2,679)
State income taxes, net of the federal benefit	1,907	2,436	576
Tax-exempt interest	(2,882)	(3,526)	(3,165)
Acquired in-process research and development	—	—	645
Goodwill amortization	4,308	4,711	5,945
Utilization of net operating losses not previously benefited	—	(3,473)	—
Research and development tax credit benefit	(1,433)	(1,162)	(2,438)
Non-deductible acquisition costs	—	—	6,473
Non-taxable gain on disposition of unconsolidated affiliate	(3,311)	—	—
Other	(313)	1,240	383

	$35,169	$51,540	$14,112

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2002	2001
	(In thousands)
Purchased technology and capitalized software	$34,423	$17,661
Reserves for product returns and bad debts	9,967	10,281
Tax loss carryforwards	13,022	6,512
Accrued compensation and benefits	6,932	5,546
Fixed assets	10,073	9,783
Research and development credit carryforwards	—	4,746
Other accruals not currently deductible for tax	15,239	10,159

Total deferred tax assets	89,656	64,688
Less: valuation allowance	(4,266)	(4,849)

Net deferred tax assets	85,390	59,839

Unremitted earnings of foreign subsidiaries	(21,323)	(13,108)
Other	(3,131)	(1,793)

Total deferred tax liability	(24,454)	(14,901)

Net deferred tax assets	$60,936	$44,938

As part of the Buzzsaw.com, Inc. acquisition, the Company recorded $23.8 million of additional deferred tax assets. See Note 10 for further discussion.

No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $335.0 million at January 31, 2002) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2002, the unrecognized deferred tax liability for these earnings was approximately $86.0 million

Realization of the Company’s net deferred tax assets of $60.9 million is dependent upon the Company generating approximately $150.0 million of future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash payments for income taxes were approximately $20.0 million in fiscal 2002, $14.0 million in fiscal 2001 and $37.6 million in fiscal 2000.

Autodesk has $36.5 million of cumulative federal tax loss carryforwards and $6.3 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. The federal tax loss carryforwards will expire beginning January 31, 2008 through January 31, 2022. The state tax loss carryforwards will expire beginning January 31, 2008 through January 31, 2012. Autodesk has recorded a valuation allowance against some deferred tax assets including the tax benefit of certain tax loss carryforwards of acquired companies due to the uncertainty of their realizability.

Note 5.    Gain on Disposal of Affiliate

During October 2001, the shareholders of RedSpark, Inc. (“RedSpark”) approved a plan to dissolve the company. Autodesk maintained a majority interest in RedSpark’s voting stock since RedSpark was formed in April 2000. Accordingly, Autodesk consolidated RedSpark’s financial position and results of operations.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the plan to dissolve RedSpark, Autodesk recognized a one-time non-cash gain of $9.5 million during the third quarter of fiscal 2002. This gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the amount that Autodesk originally invested.

The minority interest at January 31, 2001 represents equity funding received by RedSpark from third party investors, net of allocated losses for the period since the funding was received in October 2000 through January 2001.

Note 6.    Borrowing Arrangements

Autodesk has a U.S. line of credit available that permits short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. This credit facility, which expires in January 2003, contains restrictive covenants that, among other provisions, require Autodesk to maintain certain financial ratios. During fiscal 2002 and at January 31, 2002, Autodesk was in compliance with these restrictive covenants. In addition, at January 31, 2002, there were no borrowings outstanding under this agreement.

Note 7.    Commitments and Contingencies

Autodesk leases office space and computer equipment under noncancelable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows: $35.1 million in 2003; $31.1 million in 2004; $25.0 million in 2005; $19.0 million in 2006; $8.6 million in 2007; and $14.1 million thereafter. Of these amounts, $17.5 million has been included in our restructuring accruals at January 31, 2002.

Rent expense was $40.9 million in fiscal 2002, $31.8 million in fiscal 2001 and $30.2 million in fiscal 2000.

Autodesk is a party to various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on Autodesk’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect Autodesk’s future results of operations, cash flows or financial position in a particular period.

Note 8. Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2002, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

In December 1995, the Board of Directors approved a Preferred Shares Rights Agreement (the “Rights Agreement”). The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Each right entitles stockholders to buy  1/1000 of a share of preferred stock at an exercise price of $100, subject to further adjustment. The rights will become exercisable for half-priced common stock if a person or group acquires or

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

announces a tender offer or exchange offer to acquire 15 percent or more of the Company’s common stock. The rights will expire no later than December 14, 2005.

Common Stock Repurchase Programs

Autodesk repurchased and retired 5.3 million shares in fiscal 2002 at an average repurchase price of $18.49 per share, 18.4 million shares in fiscal 2001 at an average repurchase price of $19.48 per share, 5.8 million shares in fiscal 2000 at an average price of $15.56. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under Autodesk’s employee stock plans.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase a total of 44.0 million common shares. Of these 44.0 million shares, 29.5 million shares were repurchased and retired as of January 31, 2002. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock.

In fiscal 2002, Autodesk repurchased its common stock through open market purchases. In fiscal 2001 and 2000 Autodesk repurchased its common stock through a combination of open market purchases and settlement of equity collar contracts.

Dividends

During fiscal 2002, 2001 and 2000 Autodesk paid annual cash dividends of $0.12 per share at a rate of $0.03 each quarter.

Note 9.    Stock Compensation and Employee Benefit Plans

Stock Option Plans

Autodesk maintains three active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan, the Nonstatutory Stock Option Plan and the 2000 Directors’ Option Plan. Additionally, there are four expired plans with options outstanding.

Autodesk’s continued growth and success is dependent upon its ability to attract and retain highly skilled employees. Competition for these employees in the marketplace, especially in the technology industries, has historically been intense. As such, Autodesk uses stock option awards as one means of attracting and retaining highly skilled employees.

The 1996 Stock Plan, which was approved by stockholders, allows for options to be granted to employees, including officers. At January 31, 2002 8.0 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 3.5 percent of the total outstanding shares plus any shares repurchased by Autodesk during the prior fiscal year. The plan expires during 2006.

In 1996 Autodesk adopted the Nonstatutory Stock Option Plan and allows for options to be granted to employees and consultants. Officers and members of Autodesk’s Board of Directors are not eligible to participate in this plan. Autodesk does not have a practice of awarding stock options to consultants. This plan was not subject to stockholder approval. At January 31, 2002 0.3 million shares were available for future issuance.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2000 Directors’ Option Plan, which was approved by stockholders, allows for an annual grant of options to members of Autodesk’s outside Board of Directors. At January 31, 2002 a total of 0.7 million shares were available for future issuance.

Options granted under the above mentioned plans vest over periods ranging from one to five years and generally expire within ten years. The exercise price of the stock options is generally at least equal to the fair market value of the stock on the grant date.

A summary of stock option activity is as follows:

	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 1999	27,844	$16.14
Granted	11,968	13.35
Exercised	(2,174)	10.53
Canceled	(5,804)	17.33

Options outstanding at January 31, 2000	31,834	$15.24
Granted	8,910	16.00
Exercised	(7,392)	13.05
Canceled	(6,354)	16.87

Options outstanding at January 31, 2001	26,998	$15.72
Granted	8,724	16.77
Exercised	(5,017)	12.62
Canceled	(1,541)	17.42

Options outstanding at January 31, 2002	29,164	$16.50

Options exercisable at January 31, 2002	12,597	$17.12

Options available for grant at January 31, 2002	8,998	—

The following table summarizes information about options outstanding and exercisable at January 31, 2002:

	Options Exercisable		Options Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price
Range of per share exercise prices:
$ 0.01 – 12.53	3,050	$11.56	6,471	7.3	$11.38
$ 12.84 – 16.28	2,798	14.98	7,769	7.9	15.16
$ 16.50 – 18.58	2,885	17.75	8,952	8.4	17.53
$ 18.66 – 36.75	3,864	22.57	5,973	6.7	22.23

	12,597	$17.12	29,164	7.7	$16.50

These options will expire if not exercised at specific dates ranging through January 2012.

A total of 43.0 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s employee qualified stock purchase plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15 percent of their compensation subject to certain limitations, at not less than 85 percent of fair market value as defined in the plan agreement. At January 31, 2002, a total of 4.8 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 5.0 million shares or 2.0 percent of the total outstanding shares plus any shares repurchased by Autodesk during the prior fiscal year. Autodesk issued 2.1 million shares at an average price of $9.43 per share in fiscal 2002, 1.9 million shares at an average price of $9.14 in fiscal 2001, and 1.6 million shares at an average price of $10.12 in fiscal 2000. The provisions of this plan expire during 2018.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under these plans (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(shares in thousands)
Equity compensation plans approved by security holders (1)	18,220	$16.49	13,477	(2)
Equity compensation plans not approved by security holders (3)	10,944	$16.52	314

Total	29,164	$16.50	13,791

(1)
Included in these amounts are 473,000 securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $21.80 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 4,793,000 securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to stockholder approval, described above.

Pro Forma Net Income (Loss) Information

Autodesk applies APB 25 in accounting for its employee stock plans. Accordingly, no compensation expense is recognized in Autodesk’s consolidated statement of operations, other than for stock awards that have exercise prices less than the fair market value of Autodesk’s common stock at the date of grant.

Had compensation expense been determined in accordance with the fair value method prescribed by SFAS 123, Autodesk’s pro forma net income for fiscal 2002 would have been $27.5 million, net income for fiscal 2001 would have been $39.1 million, and net loss for fiscal 2000 would have been $44.7 million. Pro forma basic net income (loss) per share would have been $0.25 in fiscal 2002, $0.34 in fiscal 2001, and $(0.37) in fiscal 2000. Pro forma diluted net income (loss) per share would have been $0.24 in fiscal 2002, $0.34 in fiscal 2001, and $(0.37) in fiscal 2000.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted was $8.93 per share during fiscal 2002, $8.75 during fiscal 2001 and $7.19 during fiscal 2000. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2002	2001	2000
Volatility	0.6	0.6	0.6
Weighted-average estimated life	5 years	5 years	5 years
Weighted-average risk-free interest rate	4.8 percent	5.7 percent	5.8 percent
Dividend yield	0.7 percent	0.8 percent	0.9 percent

The weighted average estimated fair value of shares granted under the employee qualified stock purchase plan was $4.14 per share during fiscal 2002, $4.29 during fiscal 2001, and $3.82 during fiscal 2000. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2002	2001	2000
Volatility	0.6	0.7	0.6
Weighted-average estimated life	0.5 years	0.5 years	0.5 years
Weighted-average risk-free interest rate	3.3 percent	5.3 percent	4.2 percent
Dividend yield	0.7 percent	0.8 percent	0.9 percent

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 20 percent of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $ 5.8 million in fiscal 2002, $5.0 million in fiscal 2001 and $5.0 million in fiscal 2000. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Autodesk provides defined-contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined-contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $ 4.4 million in fiscal 2002, $2.8 million in fiscal 2001 and $2.4 million in fiscal 2000.

Note 10.    Business Combinations

Buzzsaw.com, Inc. (“Buzzsaw”)

On August 20, 2001 Autodesk acquired the remaining outstanding stock of Buzzsaw it did not own for $15.0 million in cash plus the assumption of $13.3 million of liabilities. Prior to the acquisition, Autodesk held a 40 percent interest in Buzzsaw, a privately held company that provides leading online collaboration applications to improve efficiencies and reduce costs for the building industry. The acquisition of Buzzsaw is part of Autodesk’s strategy to extend its business to complementary new markets. Buzzsaw’s results of operations, which are not material in relation to Autodesk, have been included in the consolidated financial statements since the acquisition date. Prior to the acquisition date, Autodesk accounted for its interest in Buzzsaw using the equity method of accounting.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management’s allocation of the purchase price, which is based on valuations of acquired assets performed by a third party, resulted in negative goodwill of approximately $11.0 million. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” the carrying values of Buzzsaw’s long-lived assets were reduced proportionately to the extent of the negative goodwill balance. Management’s allocation of the purchase price as follows (in thousands):

Cash	$229
Accounts receivable, net	1,426
Prepaid and other current assets	798
Deferred tax assets	23,787
Deposits and other long-term assets	730

Total assets	26,970
Liabilities assumed	13,345
Deferred revenues	2,625

Total liabilities	15,970

Net assets	$11,000

The deferred tax asset represents the expected utilization of Buzzsaw’s net operating losses that Autodesk expects to realize and the tax effect of temporary differences resulting from the allocation of the purchase price.

The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Autodesk acquired the remaining 60 percent interest in Buzzsaw on February 1, 2000.

The pro forma summary includes the impact of certain adjustments resulting from the allocation of the purchase consideration and reversal of the equity in net losses that Autodesk recognized.

	Fiscal year ended January 31,
(in thousands, except per share data)	2002	2001	2000
	(unaudited)
Net revenues	$953,255	$941,678	$848,051
Net income	$76,042	$85,856	$5,928
Basic earnings per share	$0.70	$0.75	$0.05
Diluted earnings per share	$0.68	$0.73	$0.05

Autodesk believes that Buzzsaw’s future on-going operating losses will be significantly less than what Buzzsaw historically incurred. In an effort to reduce operating costs and expenses, Buzzsaw eliminated 141 positions (55 percent of its workforce) between January 1, 2001 and August 20, 2001. Additionally, as part of the acquisition, Autodesk closed Buzzsaw’s headquarters office in San Francisco, California, and moved the Buzzsaw employees to a new Autodesk office location, which is also in San Francisco (see Note 11, Restructuring and Other for further discussion). As a result of these recent actions, Autodesk does not believe that the pro forma information above is indicative of Autodesk’s future combined operating results or financial position.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the period from February 1, 2001 to August 20, 2001, Autodesk recognized $1.2 million of losses associated with its equity investment in Buzzsaw. None of these losses were recognized during the second or third quarters since Autodesk had previously expensed all prior investments made. During the fiscal year ended January 31, 2001, Autodesk recognized $16.3 million of losses associated with its equity investment in Buzzsaw.

Software Division of Media 100, Inc. (“Media 100”)

During October 2001, Autodesk acquired the software division of Media 100 for $16.0 million in cash. The acquisition provides Autodesk with streaming media technology for, among other things, the immediate playback of content over the Internet.

The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management’s allocation of the purchase price, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Inventory and computer hardware	$558
Intangible assets and amounts:
Developed technologies	7,380
Brand names	620
In-process research and development (“IPR&D”)	3,180
Goodwill	4,262

$16,000

The value assigned to IPR&D, which was expensed during the third quarter, was determined by identifying projects in areas where technological feasibility had not been achieved and alternative future uses did not exist. The amounts assigned to developed technologies and brand names have useful lives up to 3 and 6 years, respectively.

The $4.3 million of goodwill, which is deductible for tax purposes, was assigned to the Discreet Segment of Autodesk. The goodwill represented the premium paid to acquire the streaming media technology, which is an integral part of future products.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discreet Logic Inc. (“Discreet”)

On March 16, 1999, Autodesk acquired Discreet by issuing approximately 20.0 million shares of Autodesk common stock in exchange for Discreet’s outstanding common stock. Discreet develops, assembles, markets, sells and supports nonlinear digital systems and software for creating, editing, compositing and animating imagery.

Autodesk accounted for this acquisition under the pooling of interests method. Accordingly, all prior period consolidated financial statements presented were restated to include the combined results of operations, financial position and cash flows as though Discreet had always been part of Autodesk. Separate results of the combined entities for the three months ended April 30, 1999 are as follows:

Three months ended April 30, 1999 (unaudited)
(In millions)
Net revenues:
Autodesk	$177.7
Discreet	25.0

$202.7

Net income (loss):
Autodesk	$(7.3)
Discreet	(9.8)

$(17.1)

Prior to the acquisition, Discreet’s fiscal year ended on June 30. In conforming Discreet’s fiscal year end to ours, we recorded a $5.0 million adjustment to retained earnings during fiscal 2000.

In addition to the acquisition of Discreet, the following acquisitions occurred over the past three years.

VISION* Solutions (“VISION”)

On April 22, 1999, Autodesk acquired VISION, a vendor of enterprise automated mapping/facilities management/geographic information systems (AM/FM/GIS) solutions. This acquisition was accounted for under the purchase method of accounting. Of the $26.0 million purchase price, which was paid in cash, $3.3 million represented the value of in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during fiscal 2000. Of the remaining purchase price, $17.6 million was allocated to goodwill and $2.1 million was allocated to other intangibles.

Proforma financial results, as defined by Accounting Principles Board Opinion No. 16, “Business Combinations,” have not been provided since this acquisition was not material.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Restructuring and Other

During fiscal 2002 Autodesk recognized $33.6 million of restructuring and other charges. These charges resulted from restructuring activities ($24.5 million), in-process research and development expenses related to the acquisition of Media 100 ($3.2 million—see Note 10), the wind-down costs associated with the dissolution of RedSpark ($3.6 million—see Note 5), and a goodwill write-off of $2.3 million. The write-off of goodwill primarily related to an acquired GIS business and resulted from a strategic decision to abandon the underlying product line.

Of the $3.6 million of RedSpark wind-down costs, $1.5 million related to losses on asset disposals and $2.1 million related to employee termination costs. At January 31, 2002 the remaining liability totaled $0.1 million.

Of the $24.5 million associated with restructuring activities during fiscal 2002, $19.2 million related to the closure of several domestic and international offices and $5.3 million related to employee termination costs. Office closure costs of $19.2 million included losses on operating leases and the write-off of leasehold improvements and equipment. These asset write-offs totaled $1.8 million. Employee termination costs associated with staff reductions mostly in the United States consisted of wage continuation, advance notice pay and medical benefits. These restructuring activities were part of a formal exit plan that was approved by the Board of Directors and were part of an effort to reduce operating expense levels.

During fiscal 2002, 236 employee positions were terminated, approximately one-third of which were held by RedSpark employees, as a result of the dissolution of RedSpark.

The following table sets forth the restructuring activities, including RedSpark wind-down costs, which occurred during fiscal 2002. The table excludes the goodwill write-off and in-process research and development charge.

	Balance at February 1, 2001	Additions	Charges Utilized	Reversals	Balance at January 31, 2002
			(in thousands)
Office closure costs	$211	$19,408	$(2,125)	$—	$17,494
Employee termination costs	180	7,397	(3,069)	—	4,508
Losses on asset disposals - RedSpark	—	1,292	(1,292)	—	—

Total	$391	$28,097	$(6,486)	$—	$22,002

In addition to the restructuring charges described above, Autodesk recorded a $2.5 million liability during the third quarter of fiscal 2002 for the closure of Buzzsaw’s headquarters. This amount is reflected in the table above. The liability, which consisted primarily of losses on the underlying operating lease was recorded as part of the Buzzsaw purchase consideration allocation.

During fiscal 2001, Autodesk recorded credits totaling $1.2 million, which resulted from accrual reversals. The underlying liabilities, which were originally established in fiscal 2000 primarily as a result of restructuring activity, were settled for less than originally estimated.

During fiscal 2000, Autodesk recorded restructuring and other charges totaling $34.7 million, which primarily resulted from the acquisition of Discreet ($17.1 million), in-process research and development expenses resulting from the acquisition of VISION ($3.3 million) and a corporate restructuring that occurred during the third quarter ($15.5 million). These charges were offset by a $1.0 million reversal of a litigation reserve established in fiscal 1999. The litigation matter was settled for less than originally estimated.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $17.1 million of charges resulting from the acquisition of Discreet, $14.1 million related to transaction costs, $2.6 million related to restructuring costs and $0.4 million related to one-time costs.

Of the $15.5 million of corporate restructuring charges, which resulted from Autodesk’s efforts to reduce operating expenses, $11.7 million related to termination and other employee costs associated with the elimination of 350 positions, most of which occurred in the U.S.; $3.2 million related to office closure costs; and $0.6 million related to one-time costs. Employee termination costs included wage continuation, advance notice pay and medical and other benefits. Office closure costs included losses on operating lease payments ($1.1 million) and the write-off of leasehold improvements and equipment ($2.1 million). During fiscal 2001, the restructuring was substantially completed.

Note 12.    Segments

Autodesk’s operating results have been aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment.

The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, Web design and interactive Web streaming.

The Design Solutions Segment derives revenues from the sale of design software products for professionals or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions, all of which have industry-specific focuses: Manufacturing; Geographic Information Services; Building Industry Division; and the Platform Technology Group.

Both segments primarily distribute their respective products through authorized dealers and distributors, and, in some cases, they also sell their products directly to end-users.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in Note 1 to Notes of Consolidated Financial Statements. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for certain assets such as goodwill. Information concerning the operations of Autodesk’s reportable segments was as follows:

	Fiscal year ended January 31,
	2002	2001	2000
		(In millions)
Net revenues:
Design Solutions	$791.4	$743.1	$674.4
Discreet	156.1	193.2	173.7

	$947.5	$936.3	$848.1

Income (loss) from operations:
Design Solutions	$520.2	$509.0	$323.4
Discreet	(5.3)	23.1	(13.2)
Unallocated amounts(1)	(416.7)	(392.1)	(309.4)

	$98.2	$140.0	$0.8

Depreciation and amortization:
Design Solutions	$32.8	$34.0	$43.4
Discreet	10.5	16.6	20.6
Unallocated amounts	19.6	18.2	15.7

	$62.9	$68.8	$79.7

(1)
Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses managed outside the reportable segments. Unallocated amounts in fiscal 2002 also include $33.6 million of charges, primarily resulting from restructuring activity. Unallocated amounts in fiscal 2001 also include $1.2 million of credits, resulting from fiscal 2000 corporate restructuring accrual reversals. Unallocated amounts in fiscal 2000 also include $13.8 million of charges, a significant portion of which resulted from restructuring activities.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Fiscal year ended January 31,
	2002	2001	2000
		(In millions)
Net revenues:
Manufacturing	$130.2	$134.0	$112.0
Geographic Information Services	116.4	97.5	71.0
Building Industry Division	82.9	57.6	51.2
Platform Technology Group and other	461.9	454.0	440.2

	$791.4	$743.1	$674.4

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2002	2001	2000
		(In millions)
Net revenues:
United States customers	$325.2	$374.9	$317.7
Other Americas	108.5	57.8	63.3

Total Americas	433.7	432.7	381.0
Europe	290.8	296.0	296.4
Asia Pacific	223.0	207.6	170.7

Total net revenues	$947.5	$936.3	$848.1

	January 31,
	2002	2001
	(In millions)
Long-lived assets:(1)
United States operations	$137.1	$282.9
Other Americas	34.7	15.8

Total Americas	171.8	298.7
Neuchâtel, Switzerland(2)	300.5	251.9
Other Europe	227.1	227.0

Total Europe	527.6	478.9
Asia Pacific	8.8	6.8

Consolidating eliminations	(565.9)	(649.4)

Total long-lived assets	$142.3	$135.0

(1)	Long-lived assets exclude financial instruments and deferred tax assets. As such, marketable securities and deferred taxes have been excluded above.
(2)	Investment in Discreet held by Neuchâtel. This investment eliminates upon consolidation.

Note 13.    Comprehensive Income

The components of total accumulated other comprehensive loss in the balance sheet are as follows:

	January 31,
	2002	2001
	(In thousands)
Unrealized gains on available-for-sale securities, net of tax	$2,246	$2,357
Foreign currency translation adjustment	(22,218)	(18,461)

Total accumulated other comprehensive loss	$(19,972)	$(16,104)

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related income tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Amount before taxes	Income tax (expense) benefit	Amount net of taxes
		(In thousands)
Fiscal 2002:
Unrealized losses on available-for-sale securities	$(3,555)	$1,067	$(2,488)
Less: reclassification for amounts realized in net income	3,396	(1,019)	2,377

Net unrealized losses	(159)	48	(111)
Foreign currency translation adjustments	(3,757)	—	(3,757)

Total other comprehensive (loss) income	$(3,916)	$48	$(3,868)

Fiscal 2001:
Unrealized gains on available-for-sale securities	$5,405	$(1,730)	$3,675
Less: reclassification for amounts realized in net income	76	(24)	52

Net unrealized gains	5,481	(1,754)	3,727
Foreign currency translation adjustments	(5,009)	—	(5,009)

Total other comprehensive income (loss)	$472	$(1,754)	$(1,282)

Fiscal 2000:
Unrealized losses on available-for-sale securities	$(2,869)	$918	$(1,951)
Less: reclassification for amounts realized in net income	(285)	91	(194)

Net unrealized losses	(3,154)	1,009	(2,145)
Foreign currency translation adjustments	1,455	—	1,455

Total other comprehensive loss	$(1,699)	$1,009	$(690)

Note 14.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2002, 2001, and 2000 is as follows:

	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
	(In thousands, except per share data)
Fiscal 2002
Net revenues	$245,740	$231,360	$216,357	$254,034	$947,491
Gross margin	209,015	196,167	178,558	212,548	796,288
Income from operations	36,601	19,388	12,832	29,353	98,174
Net income	27,900	19,173	21,471	21,769	90,313
Basic net income per share	0.26	0.18	0.20	0.20	0.83
Diluted net income per share	0.25	0.17	0.19	0.19	0.80

Fiscal 2001
Net revenues	$231,259	$232,841	$229,177	$243,047	$936,324
Gross margin	194,533	193,632	191,221	206,740	786,126
Income from operations	37,983	34,000	29,520	38,511	140,014
Net income	25,606	20,753	18,511	28,363	93,233
Basic net income per share	0.22	0.18	0.16	0.26	0.82
Diluted net income per share	0.20	0.18	0.16	0.25	0.80

Fiscal 2000
Net revenues	$202,661	$210,582	$208,131	$226,677	$848,051
Gross margin	169,649	170,310	172,310	189,467	701,736
Income (loss) from operations	(20,209)	(5,248)	(4,435)	30,655	763
Net income (loss)	(17,144)	389	1,393	25,170	9,808
Basic net income (loss) per share	(0.15)	—	0.01	0.21	0.08
Diluted net income (loss) per share	(0.14)	—	0.01	0.20	0.08

Results for the second, third and fourth quarters of fiscal 2002 include restructuring and other charges totaling $9.8 million, $7.3 million, and $16.6 million, respectively, $24.5 million of which related to corporate restructuring activities, $3.2 million of which related to the third quarter acquisition of Media 100, and $3.6 million of which related to wind-down costs associated with the dissolution of RedSpark during the third quarter.

Results for the first quarter and third quarter of fiscal 2001 included credits totaling $0.8 million and $0.4 million, respectively, $1.0 million of which related to the reversal of fiscal 2000 restructuring charges.

Results for the first quarter of fiscal 2000 included restructuring and other charges totaling $21.8 million, which resulted from the acquisition of Discreet and VISION. Results for the third quarter of fiscal 2000 included restructuring and other charges totaling $14.7 million, which primarily related to a corporate restructuring. Results for the fourth quarter of fiscal 2000 included $1.8 million of credits, primarily related to the reversal of a litigation reserve established in fiscal 1999.

Note 15.    Subsequent Event (Unaudited)

In April 2002, Autodesk acquired Revit Technology Corporation (“Revit”) for $133.0 million in cash. The acquisition will be accounted for under SFAS 141. The addition of Revit complements our existing family of building industry applications with a parametric building modeler for customers to design, coordinate and integrate information about the entire building.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc., as of January 31, 2002 and 2001 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Autodesk’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

Palo Alto, California
February 19, 2002

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Autodesk’s directors and compliance with Section 16 of the Securities and Exchange Act of 1934 required by this Item are incorporated by reference to Autodesk’s Proxy Statement.

The information concerning Autodesk’s executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I, Item 4, entitled “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Autodesk’s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to Autodesk’s Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to Autodesk’s Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

1.  Financial Statements:    The information concerning Autodesk’s financial statements, and Report of Ernst &Young LLP, Independent Auditors required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.  Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2002, 2001 and 2000, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

Schedule II	Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits:    The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.		Description

2.1	(3)
Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation by and among Autodesk, Inc., Autodesk Development BV, 9066-9771 Quebec Inc., Autodesk Canada Inc., 9066-9854 Quebec Inc. and Discreet Logic Inc., dated as of November 18, 1998, as amended on December 18, 1998 and January 18, 1999

2.2	(3)	Second Amended and Restated Amalgamation Agreement by and among Discreet Logic Inc., 9066-9854 Quebec Inc. and Autodesk, Inc. dated as of January 18, 1999

3.1	(4)	Certificate of Incorporation of Registrant

3.2	(7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Autodesk, Inc.

3.3	(4)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock of Autodesk, Inc.

3.4	(6)	Bylaws of Registrant, as amended

4.1	(8)	Preferred Shares Right Agreement dated December 14, 1995

4.2	(8)	Amendment No. 1 to Preferred Shares Rights Agreement

9.1	(4)	Voting and Exchange Trust Agreement dated March 16, 1999 among Autodesk, Inc., Discreet Logic Inc., Autodesk Development B.V., and Montreal Trust Company of Canada

10.2	(5)*	Registrant’s 1998 Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended

10.3	(2)*	Registrant’s 2000 Directors’ Option Plan

10.4	(5)*	Registrant’s 1996 Stock Plan, as amended

10.5	(9)*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors

10.6	(1)*	Agreement between Registrant and Carol A. Bartz dated April 7, 1992

10.7	(4)	Support Agreement dated March 16, 1999 among Autodesk, Inc., Autodesk Development B.V. and Discreet Logic Inc.

10.9	*	Retention Agreement dated September 8, 1999

10.10	*	Nonstatutory Stock Option Plan, as amended through March 20, 2001

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP, Independent Auditors

24.1		Power of Attorney (contained in the signature page to this Annual Report)

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended April 30, 1992.
(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 as filed on September 15, 2000.
(3)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K filed on March 16, 1999.
(4)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

(5)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 as filed on June 21, 1999.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
(8)	Incorporated by reference to the Registrant’s Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
*	Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended January 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CAROL A. BARTZ
Carol A. Bartz Chairman of the Board

Dated:  April 30, 2002

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

Signature	Title	Date

/s/ CAROL A. BARTZ Carol A. Bartz	Chairman, Chief Executive Officer and President (Principal Executive Officer)	April 30, 2002

/s/ STEVE CAKEBREAD Steve Cakebread	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2002

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	April 30, 2002

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director	April 30, 2002

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director	April 30, 2002

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	April 30, 2002

/s/ PAUL S. OTELLINI Paul S. Otellini	Director	April 30, 2002

Signature	Title	Date

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	April 30, 2002

/s/ LARRY W. WANGBERG Larry W. Wangberg	Director	April 30, 2002

ITEM 14(A)(2)    FINANCIAL STATEMENT SCHEDULE II

AUTODESK, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Write-Offs	Balance at End of Year
Fiscal year ended January 31, 2002
Allowance for doubtful accounts	$11,611,000	$4,519,000	$2,949,000	$13,181,000
Allowance for stock balancing and product rotation	17,761,000	45,876,000	43,059,000	20,578,000
Restructuring	391,000	28,097,000	6,486,000	22,002,000

Fiscal year ended January 31, 2001
Allowance for doubtful accounts	$10,652,000	$3,565,000	$2,606,000	$11,611,000
Allowance for stock balancing and product rotation	19,370,000	30,721,000	32,330,000	17,761,000
Restructuring	2,200,000	0	1,809,000	391,000

Fiscal year ended January 31, 2000
Allowance for doubtful accounts	$10,642,000	$1,515,000	$1,505,000	$10,652,000
Allowance for stock balancing and product rotation	14,777,000	47,255,000	42,662,000	19,370,000
Restructuring	723,000	18,500,000	17,023,000	2,200,000

S-1