Form 10-Q
period 2002-04-30
AUTODESK INC
filed 2002-05-28
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-14338

AUTODESK, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2819853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 McInnis Parkway San Rafael, California 94903
(Address of principal executive offices)

Telephone Number (415) 507-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

As of April 30, 2002, there were approximately 114.7 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2002	2001
Net revenues	$229,327	$245,740

Costs and expenses:
Cost of revenues	40,692	36,725
Marketing and sales	87,336	87,005
Research and development	45,207	46,159
General and administrative	33,159	33,943
Amortization of goodwill and purchased intangibles	203	5,307
Restructuring and other	1,542	—

	208,139	209,139

Income from operations	21,188	36,601
Interest and other income, net	2,978	4,986

Income before income taxes	24,166	41,587
Provision for income taxes	(6,525)	(12,476)
Equity in net loss of affiliate	—	(1,211)

Net income	$17,641	$27,900

Basic net income per share	$0.16	$0.26

Diluted net income per share	$0.15	$0.25

Shares used in computing basic net income per share	113,258	108,066

Shares used in computing diluted net income per share	118,402	111,373

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30, 2002	January 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$122,167	$136,781
Marketable securities	135,666	201,030
Accounts receivable, net	125,650	140,465
Inventories	16,995	17,999
Deferred income taxes	30,099	31,477
Prepaid expenses and other current assets	30,993	36,118

Total current assets	461,570	563,870

Marketable securities	165,128	166,800
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	207,679	200,568
Leasehold improvements	30,242	29,652
Less accumulated depreciation	(162,548)	(157,400)

Net computer equipment, software, furniture and leasehold improvements	75,373	72,820
Purchased technologies and capitalized software, net	36,094	19,336
Goodwill, net	162,655	39,987
Deferred income taxes	18,499	29,459
Other assets	10,312	10,172

	$929,631	$902,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,449	$53,769
Accrued compensation	37,425	57,540
Accrued income taxes	82,786	91,922
Deferred revenues	68,017	65,474
Other accrued liabilities	89,431	101,946

Total current liabilities	325,108	370,651

Other liabilities	2,584	2,479
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	522,684	458,135
Accumulated other comprehensive loss	(18,596)	(19,972)
Deferred compensation	(5,045)	(713)
Retained earnings	102,896	91,864

Total stockholders’ equity	601,939	529,314

	$929,631	$902,444

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2002	2001
Operating activities
Net income	$17,641	$27,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,637	15,865
Equity in net loss of affiliate	—	1,211
Write-downs of cost method investments	200	711
Tax benefits from employee stock plans	7,898	3,464
Changes in operating assets and liabilities	(23,172)	(6,074)

Net cash provided by operating activities	15,204	43,077

Investing activities
Net sales or maturities of marketable securities	66,811	33,534
Capital and other expenditures	(9,901)	(13,179)
Acquisitions, net of cash acquired	(133,531)	—
Other investing activities	(635)	(1,988)

Net cash (used in) provided by investing activities	(77,256)	18,367

Financing activities
Repayment of notes payable and borrowings	—	(4)
Repurchases of common stock	(9,996)	(68,290)
Proceeds from issuance of common stock, net of issuance costs	58,108	20,376
Dividends paid	(3,423)	(3,230)
Minority interest	—	(754)

Net cash provided by (used in) financing activities	44,689	(51,902)

Effect of exchange rate changes on cash and cash equivalents	2,749	(2,945)

Net (decrease) increase in cash and cash equivalents	(14,614)	6,597
Cash and cash equivalents at beginning of year	136,781	116,391

Cash and cash equivalents at end of period	$122,167	$122,988

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,630	$3,989

See accompanying notes.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Autodesk’s fiscal 2002 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2003.

2.    Recent Accounting Pronouncements

During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment at least annually. Application of SFAS 142 was required immediately for business combinations completed after June 30, 2001; however, for transactions completed prior to this date, Autodesk adopted the provisions of SFAS 142 on February 1, 2002. Had the provisions of SFAS 142 been in effect during the first quarter of fiscal 2002, Autodesk’s net income and diluted earnings per share would have been $31.4 million and $0.28 per share, respectively.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the quarter ended April 30, 2002, Autodesk completed the transitional impairment test, which did not result in an impairment of recorded goodwill.

During August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 was effective at the start of fiscal 2003 and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. The adoption of SFAS 144 did not have a material impact on Autodesk’s consolidated financial position, results of operations or cash flows.

3.    Stock Split

On March 14, 2002, the Board of Directors authorized a two-for-one stock split in the form of a stock dividend to stockholders of record as of April 4, 2002. All references in the condensed consolidated financial statements and notes thereto with respect to the number of shares and per share amounts of Autodesk’s common stock have been restated to reflect the effect of the stock split.

4.    Acquisition of Revit Technology Corporation (“Revit”)

In April 2002, Autodesk acquired Revit for a $133.0 million cash payment to the Revit shareholders, the assumption of unvested Revit stock options with a fair value of $5.4 million, a deferred tax liability of $10.1 million, direct transaction costs of $0.5 million and net assumed liabilities of $0.6 million for a total purchase consideration of $149.6 million. The acquisition provides us with complementary building information modeling technology that allows customers to treat the building design as a completely integrated system.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands).

Fixed assets	$921
Developed technologies (3 year useful life)	21,200
Deferred stock-based compensation	4,784
Goodwill	122,668

$149,573

This allocation is preliminary and future refinements are possible depending upon the continued need for valuation allowances, which were established for deferred tax assets that resulted from the acquisition.

The $122.7 million of goodwill, which is not deductible for tax purposes, was assigned to the Building Industry Division of Autodesk’s Design Solutions Segment. The goodwill is attributed to the premium paid for potential next generation technology and the opportunity for enhanced revenue growth through the development and sale of integrated model based design applications for downstream use of modeling data.

As part of the acquisition, Autodesk granted Revit employees 0.3 million options in connection with the assumption of their outstanding unvested options. The fair value of these options of $5.4 million was added to the purchase consideration. At April 30, 2002, the intrinsic value of the stock options, which relate to future services, totaled $4.6 million and is included in deferred compensation within stockholders’ equity.

5.    Inventories

Inventories consisted of the following:

	April 30, 2002	January 31, 2002
	(In thousands)
Raw materials and finished goods	$14,472	$14,511
Demonstration inventory, net	2,523	3,488

	$16,995	$17,999

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

6.    Net Income Per Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three months ended April 30,
	2002	2001
	(In thousands)
Numerator:
Numerator for basic and diluted per share amount—net income	$17,641	$27,900

Denominator:
Denominator for basic net income per share—weighted average shares	113,258	108,066
Effect of dilutive common stock options	5,144	3,307

Denominator for dilutive net income per share	118,402	111,373

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended April 30, 2002 and 2001, options to purchase 4.1 million and 9.5 million shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded because the options’ exercise prices were greater than the average market prices of Autodesk’s common stock during the respective periods.

7.    Comprehensive Income (Loss)

Autodesk’s total comprehensive income (loss) was as follows:

	Three months ended April 30,
	2002	2001
	(In thousands)
Net income	$17,641	$27,900
Other comprehensive income (loss), net	1,376	(2,618)

Total comprehensive income	$19,017	$25,282

8.    Segments

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

The Design Solutions Segment derives revenues from the sale of design software products for professionals or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Geographic Information Services; Building Industry Division; Manufacturing; and the Platform Technology Group.

Both segments primarily distribute their respective products through authorized dealers and distributors, and, in some cases, they also sell their products directly to end-users. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, other than for goodwill. Information concerning the operations of the reportable segments is as follows:

	Three months ended April 30,
	2002	2001
	(In thousands)
Net revenues:
Design Solutions	$193,893	$196,632
Discreet	35,434	49,108

	$229,327	$245,740

Income (loss) from operations:
Design Solutions	$127,380	$134,698
Discreet	(7,111)	8,383
Unallocated amounts1	(99,081)	(106,480)

	$21,188	$36,601

1	Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three months ended April 30,
	2002	2001
	(In thousands)
Net revenues:
Geographic Information Systems	$27,145	$21,420
Building Industry Division	21,807	17,724
Manufacturing	33,643	34,256
Platform Technology Group and other	111,298	123,232

	$193,893	$196,632

9.    Restructuring and other charges

During fiscal 2002 Autodesk recognized $24.5 million related to restructuring charges. Of the $24.5 million, $19.2 million related to the closure of several domestic and international offices and $5.3 million related to employee termination costs. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs associated with 164 staff reductions mostly in the United States consisted of wage continuation, advance notice pay and medical benefits. These restructuring activities were part of a formal plan that was approved by the Board of Directors and were part of an effort to reduce operating expense levels.

During the first quarter of fiscal 2003, Autodesk recognized an additional $1.5 million of restructuring charges as part of the formal plan approved during fiscal 2002. These charges related to the closure of certain European offices and include losses on operating leases and the write-off of leasehold improvements and equipment.

The following table sets forth the restructuring activities during the first quarter of fiscal 2003.

	Balance at February 1, 2002	Additions	Charges Utilized	Balance at April 30, 2002
	(in thousands)
Office closure costs	$17,494	$1,542	$(1,397)	$17,639
Employee termination costs	4,508	—	(2,031)	2,477

Total	$22,002	$1,542	$(3,428)	$20,116

10.    Changes in Stockholders’ Equity

During the three months ended April 30, 2002 Autodesk repurchased and retired 0.4 million shares of its common stock at an average repurchase price of $22.41 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced by $6.8 million and $3.2 million, respectively.

In addition, during the three months ended April 30, 2002 Autodesk paid a cash dividend of $0.03 per common share reducing retained earnings by $3.4 million .

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding the allowance for bad debts, level of product returns, restructuring activity, net revenues, revenue mix, costs and expenses, gross margins, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including “Risk Factors Which May Impact Future Operating Results.”

Recent Acquisition

On April 1, 2002, we acquired Revit Technology Corporation (“Revit”) for $133.0 million in cash, $0.5 million of direct transaction costs, plus the assumption of unvested Revit stock options and net assumed liabilities, for a total purchase consideration of $149.6 million. The addition of Revit’s modeling technology complements our existing family of building industry applications. This acquisition was accounted for as a purchase. Accordingly, Revit’s operating results since the date of acquisition, which were not material, have been included in the accompanying Statement of Income for the first quarter of fiscal 2003.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net revenues, costs and expenses and related disclosures. We regularly evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies the following policies involve a high degree of judgment and complexity.

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

Historically, product returns as a percentage of revenues have ranged from two to six percent quarterly. The product return reserves, which are recorded as a reduction of revenues, are based on estimated channel inventory levels and the timing of new product introductions and other factors. While we believe our accounting practice for establishing and monitoring product returns reserves is proper, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

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

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. When assessing goodwill, we use discounted cash flow models, and when assessing all other long-lived assets, we use undiscounted cash flow models. Impairment charges, if any, result in situations when the fair values of these assets are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets.    We currently have $48.6 million of deferred tax assets, mostly arising from net operating losses, reserves and timing differences for purchased technologies and capitalized software. We perform a quarterly assessment of the recoverability of these deferred tax assets, which is principally dependent upon our achievement of projected future taxable income in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses Associated with Office Closures.    During the first quarter of fiscal 2003, we recorded restructuring charges of $1.5 million related to the consolidation of certain European offices. These charges were based upon the projected rental payments through the remaining terms of the underlying operating leases.

During fiscal 2002, we recorded additional restructuring charges related to the consolidation of several U.S. and European offices based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected subleasing income. The projected subleasing income amounts were provided by third-party real estate brokers and were based on assumptions for each of the real estate markets where the leased offices were located. Should real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the quarterly period when such determinations are made. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse some of the underlying restructuring accruals, which will result in increased net income in the period when such determinations are made.

Results of Operations

Net Revenues.    Our net revenues for the first quarter of fiscal 2003 were $229.3 million as compared to $245.7 million in the same period last year. We had an increase of 7 percent in net revenues in the Americas. Net revenues in Asia/Pacific and Europe decreased 25 percent and 8 percent, respectively. The decrease in net revenues in the Asia/Pacific region was primarily due to weak economic conditions in the region. Should these weak economic conditions continue, our net revenues in future periods would likely be adversely affected.

Net revenues for the Discreet Segment were $35.4 million in the first quarter of fiscal 2003 as compared to $49.1 million in the same period last year, as advanced system sales continued to be significantly affected by a slowdown in the media, advertising and entertainment sectors. Should this slowdown continue, the Discreet Segment’s net revenues in future periods will be adversely affected.

Net revenues for the Design Solutions Segment were $193.9 million in the first quarter of fiscal 2003 as compared to $196.6 million in the same period last year. The Design Solutions Segment consists primarily of the Geographic Information Services (“GIS”), Building Industry, Manufacturing and Platform Technology divisions.

Net revenues from sales of GIS products increased to $27.1 million in the first quarter of fiscal 2003 from $21.4 million in the same period last year. Net revenues from sales of Building Industry products increased to $21.8 million in the first quarter of fiscal 2003 from $17.7 million in the same period last year. These increases were offset by lower net revenues from sales of Manufacturing products, which were $33.6 million in the first quarter of fiscal 2003 as compared to $34.3 million in the same period last year, and lower net revenues from sales of Platform Technology products which were $111.3 million in the first quarter of fiscal 2003 compared to $123.2 million in the same period last year. While we maintain a strong portfolio of product offerings, the overall decrease in Design Solutions Segment revenues was due to weak economic conditions in some of the countries where we do business, particularly in the Asia-Pacific region.

Although we have been reducing our dependence on AutoCAD, sales of AutoCAD and AutoCAD upgrades continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology division, accounted for approximately 25 percent of our consolidated net revenues in the first quarter of fiscal 2003 and 31 percent of our consolidated net revenues in the same period last year.

International sales accounted for approximately 64 percent of our net revenues in the first quarter of fiscal 2003 as compared to 69 percent in the same period last year. We believe that international sales will continue to be a significant portion of total revenues. Many world economies are currently in the midst of economic slowdowns. Continued economic weakness in any of the countries which contribute a significant portion of our net revenues would likely have a material adverse effect on our business.

The stronger value of the U.S. dollar, relative to international currencies, had a negative impact on net revenues in the first quarter of fiscal 2003. Had exchange rates from the same period last year been in effect in the first quarter of fiscal 2003, translated international revenue billed in local currencies would have been $4.6 million higher. Continued strength of the U.S. dollar would have a negative impact on net revenues in future periods.

Cost of Revenues.    Cost of revenues includes the cost of hardware sold (mainly workstations manufactured by Silicon Graphics), costs associated with transferring Autodesk’s software to electronic media, printing of user manuals and packaging materials, shipping and handling costs, royalties, amortization of purchased technology and capitalized software, and cost of service contracts.

When expressed as a percentage of net revenues, cost of revenues was 18 percent in the first quarter of fiscal 2003 compared to 15 percent in the same period last year. The increase was due to higher material costs, as a result of product mix, higher software amortization costs and higher royalty expenses.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales; increased consulting and hosted service costs; software amortization costs resulting from, among other things, the acquisition of Revit; royalty rates for licensed technology embedded in our products; and the geographic distribution of sales. However, we expect future cost of revenues as a percentage of net revenues to remain within an historical range of 15 to 20 percent.

Marketing and Sales.    Marketing and sales expenses include salaries, dealer and sales commissions, and travel and facility costs for our marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows, expositions and various sales and promotional programs designed for specific sales channels and end users.

In absolute dollars, marketing and sales expenses were $87.3 million during the first quarter of fiscal 2003 and $87.0 million in the comparable period of the prior fiscal year. As a percentage of net revenues, marketing and sales expenses were 38 percent in the first quarter of fiscal 2003 and 35 percent in the same period last year. We continue to maintain strict spending controls.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development. Research and development expenses were $45.2 million in the first quarter of fiscal 2003 compared to $46.2 million in the same period last year. General reductions in spending were partially offset by higher employee related costs and efforts associated with our acquisitions.

We expect that research and development spending will continue to be significant in future periods as we continue to support product development efforts by our market groups.

General and Administrative.    General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations.

In absolute dollars, general and administrative expenses were $33.2 million in the first quarter of fiscal 2003 and $33.9 million in the same period last year. As a percentage of net revenues, general and administrative expenses were 14 percent in both the first quarter of fiscal 2003 and the same period last year. Higher employee-related costs were offset by lower professional fees and depreciation costs.

We currently expect that in future periods general and administrative expenses, as a percentage of net revenues, will remain generally consistent with the level experienced in the first quarter of fiscal 2003.

Amortization of goodwill and purchased intangibles.    Amortization of goodwill and purchased intangibles was $0.2 million in the first quarter of fiscal 2003 compared to $5.3 million in the same period last year. The significant decrease was due to the adoption of new accounting rules requiring the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Restructuring and other.    During the first quarter of fiscal 2003 Autodesk recognized $1.5 million of restructuring charges related to the consolidation of certain European offices. The restructuring costs, which were part of a formal plan approved by our Board of Directors during fiscal 2002, were in connection with our effort to reduce operating expense levels.

We may need to record additional restructuring charges in fiscal 2003 associated with previously abandoned offices. The reserves established during fiscal 2002 were in part based on subleasing assumptions. Should we be unable to sublease the office spaces as expected, we will record additional expenses in the quarterly period when such determinations are made. Alternatively, if the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse some of the underlying restructuring accruals, which will result in increased net income in the period when such determinations are made.

Interest and Other Income.    Interest and other income, which consists primarily of investment income and gains and losses on foreign currency transactions, was $3.0 million in the first quarter of fiscal 2003 compared to $5.0 million in the same period last year. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income between the first quarter of fiscal 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances.

Provision for income taxes.    Our effective income tax rate was 27 percent in the first quarter of fiscal 2003 compared to 30 percent in the same period last year. Consistent with previous years, the effective tax rate for the first quarter of fiscal 2003 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest. The first quarter of fiscal 2003 tax rate was lower than the same period last year due to a relatively higher impact of these permanent items and the adoption of new accounting rules that resulted in the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Our future effective tax rate may be impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest.

Equity in net loss of affiliate.    Prior to the acquisition of the remaining 60 percent interest in Buzzsaw.com, Inc. (“Buzzsaw”) in August 2001, we maintained a 40 percent equity interest in Buzzsaw. During the first quarter of fiscal 2002, we recognized equity in net losses of $1.2 million, representing our proportionate share of Buzzsaw’s losses during that period.

Liquidity and Capital Resources

At April 30, 2002, our principal sources of liquidity were cash and marketable securities totaling $423.0 million, accounts receivable of $125.7 million and a $75.0 million line of credit with a financial institution. Other than operating leases, we do not engage in off-balance sheet financing arrangements or any special purpose entities.

During the first quarter of fiscal 2003, we generated $15.2 million of cash from operating activities as compared to $43.1 million in the same period last year. Cash flows from operating activities, together with the proceeds from the sale or maturity of marketable securities and stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. During the first quarter of fiscal 2003, the cash generated from various sources was used to fund the repurchase of 0.4 million shares of our common stock for $10.0 million, a portion of the total purchase consideration for the acquisition of Revit, capital and other expenditures of $9.9 million, and dividend payments totaling $3.4 million.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 29.9 million have been repurchased as of April 30, 2002. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. This credit facility contains restrictive covenants that, among other provisions, require us to maintain certain financial ratios. During the first quarter of fiscal 2003 and at April 30, 2002, we were in compliance with these restrictive covenants. As of April 30, 2002, there were no borrowings outstanding under this agreement, which expires in January 2003.

We generally do not enter into binding purchase commitments. Principal commitments at April 30, 2002, consisted of obligations under operating leases for facilities and some computer equipment.

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

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the first quarter of fiscal 2003 were the Euro, British pound, Canadian dollar and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent slowdown in the U.S. and other countries’ economies, many customers are delaying or reducing technology purchases. If this slowdown continues, particularly in countries that contribute a significant portion of our net revenues, it may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, changes in marketing or operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, distribution channel management, changes in compensation practices, the timing of large systems sales, and general economic conditions, particularly in countries where we derive a significant portion of our net revenues.

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

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capacity at progressively lower prices contributes to the ease of market entry. The design software market in particular is fairly mature and characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors have greater financial, technical, sales and marketing and other resources. Furthermore, the availability of third-party application software is a competitive factor within the computer aided design market. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

We believe that our future results depend largely upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, and price.

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

In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Historically, after extended periods of volatility in the market price of a company’s securities, a company becomes more susceptible to securities class action litigation. This type of litigation is often expensive and diverts management’s attention and resources. A securities class action lawsuit filed against us in fiscal 2001 was dismissed and currently remains under appeal. Although we are not currently aware of any reasonable basis for future securities class action litigation against Autodesk, if such litigation is brought against Autodesk, whether with or without merit, it could adversely affect our financial condition or results of operations.

Our efforts to develop and introduce new products and service offerings expose us to risks such as costs related to product defects and large expenditures that may not result in additional net revenues.

Rapid technological change as well as changes in customer requirements and preferences characterize the software industry. We are devoting significant resources to the development of technologies and service offerings to address demands in the marketplace for increased connectivity and use of digital data created by computer-aided design software. As a result, we are transitioning to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that will achieve acceptance among our current customers, adversely affecting our competitive position.

Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

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

We sell our software products primarily to distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in the first quarter of fiscal 2003 or during fiscal 2002, 2001 or 2000, the loss of or a significant reduction in business with any one of our major international distributors or large U.S. resellers could harm our business.

Product returns could exceed our estimates and harm our net revenues.

With the exception of contracts with some distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return products in certain instances. For example, we generally allow our distributors and resellers to return older versions of products which have been superceded by new product releases. We anticipate that product returns in future periods will continue to be impacted by product update cycles, new product releases and software quality.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended January 31, 2002.

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

Reports on Form 8-K

Notice of Autodesk’s acquisition of Revit Technology Corporation, effective April 1, 2002, filed on April 16, 2002 reporting Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 28, 2002

AUTODESK, INC. (Registrant)

/s/ CAROL A. BARTZ
Carol A. Bartz Chairman, Chief Executive Officer and President

/s/ STEVE CAKEBREAD
Steve Cakebread Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)