Form 10-Q
period 2002-07-31
AUTODESK INC
filed 2002-09-16
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

As of August 31, 2002, there were approximately 112.8 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net revenues	$211,401	$231,360	$440,728	$477,100

Costs and expenses:
Cost of revenues	34,210	35,193	74,902	71,918
Marketing and sales	81,782	86,552	169,118	173,557
Research and development	46,642	43,583	91,849	89,742
General and administrative	34,595	31,696	67,754	65,639
Amortization of goodwill and purchased intangibles	44	5,174	247	10,481
Restructuring and other	3,735	9,774	5,277	9,774

	201,008	211,972	409,147	421,111

Income from operations	10,393	19,388	31,581	55,989
Interest and other income, net	5,716	8,002	8,694	12,988

Income before income taxes	16,109	27,390	40,275	68,977
Provision for income taxes	(4,349)	(8,217)	(10,874)	(20,693)
Equity in net loss of affiliate	—	—	—	(1,211)

Net income	$11,760	$19,173	$29,401	$47,073

Basic net income per share	$0.10	$0.18	$0.26	$0.44

Diluted net income per share	$0.10	$0.17	$0.25	$0.42

Shares used in computing basic net income per share	113,348	108,023	113,326	107,771

Shares used in computing diluted net income per share	114,275	111,420	115,783	111,116

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2002	January 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$136,760	$136,781
Marketable securities	121,256	201,030
Accounts receivable, net	129,039	140,465
Inventories	17,643	17,999
Deferred income taxes	31,442	31,477
Prepaid expenses and other current assets	32,240	36,118

Total current assets	468,380	563,870

Marketable securities	148,728	166,800
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	210,927	200,568
Leasehold improvements	33,366	29,652
Less accumulated depreciation	(164,664)	(157,400)

Net computer equipment, software, furniture and leasehold improvements	79,629	72,820
Purchased technologies and capitalized software, net	32,101	19,336
Goodwill, net	162,682	39,987
Deferred income taxes	15,913	29,459
Other assets	10,569	10,172

	$918,002	$902,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,084	$53,769
Accrued compensation	46,648	57,540
Accrued income taxes	71,250	91,922
Deferred revenues	74,222	65,474
Other accrued liabilities	87,833	101,946

Total current liabilities	326,037	370,651

Other liabilities	2,674	2,479
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	497,749	458,135
Accumulated other comprehensive loss	(15,369)	(19,972)
Deferred compensation	(4,362)	(713)
Retained earnings	111,273	91,864

Total stockholders’ equity	589,291	529,314

	$918,002	$902,444

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2002	2001
Operating activities
Net income	$29,401	$47,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,719	31,685
Equity in net loss of affiliate	—	1,211
Write-downs of cost method investments	200	1,411
Tax benefits from employee stock plans	8,154	5,530
Changes in operating assets and liabilities	(25,260)	9,385

Net cash provided by operating activities	37,214	96,295

Investing activities
Net sales (purchases) or maturities of marketable securities	98,343	(8,691)
Capital and other expenditures	(22,354)	(26,297)
Acquisitions, net of cash acquired	(133,531)	—
Other investing activities	(3,045)	(3,961)

Net cash used in investing activities	(60,587)	(38,949)

Financing activities
Repayment of notes payable and borrowings	(210)	(276)
Repurchases of common stock	(36,793)	(74,966)
Proceeds from issuance of common stock	59,714	31,953
Dividends paid	(6,806)	(6,477)
Minority interest	—	(1,415)

Net cash provided by (used in) financing activities	15,905	(51,181)

Effect of exchange rate changes on cash and cash equivalents	7,447	(3,528)

Net (decrease) increase in cash and cash equivalents	(21)	2,637
Cash and cash equivalents at beginning of year	136,781	116,391

Cash and cash equivalents at end of period	$136,760	$119,028

Supplemental cash flow information:
Cash paid during the period for income taxes	$20,125	$12,148

See accompanying notes.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except for the restructuring charges of $5.3 million during the six months ended July 31, 2002) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Autodesk’s fiscal 2002 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2003.

2.    Recent Accounting Pronouncements

During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment at least annually. Application of SFAS 142 was required immediately for Autodesk’s acquisitions of the software division of Media 100 and the 60 percent interest in Buzzsaw.com that Autodesk did not own. Both acquisitions were completed after June 30, 2001. For business combinations completed prior to this date, the provisions of SFAS 142 were effective beginning on February 1, 2002.

The following table sets forth Autodesk’s net income and per share amounts had the provisions of SFAS 142 been in effect during the first six months of fiscal 2001 and the past three fiscal years, respectively, assuming no impairment of the acquired assets.

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net income as reported	$11,760	$19,173	$29,401	$47,073
Add back amortization of goodwill, net of tax	—	3,469	—	6,939

Adjusted net income	$11,760	$22,642	$29,401	$54,012

Basic net income per share	$0.10	$0.21	$0.26	$0.50

Diluted net income per share	$0.10	$0.20	$0.25	$0.49

	Fiscal year ended January 31,
	2002	2001	2000
	(In thousands)
Net income as reported	$90,313	$93,233	$9,808
Add back amortization of goodwill, net of tax	13,911	16,526	9,989

Adjusted net income	$104,224	$109,759	$19,797

Basic net income per share	$0.96	$0.96	$0.16

Diluted net income per share	$0.93	$0.94	$0.16

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption. During the first quarter of fiscal 2003 Autodesk completed the transitional impairment test, which did not result in an impairment of recorded goodwill. Autodesk expects to perform its annual impairment review during the fourth quarter of each fiscal year.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 was effective at the start of fiscal 2003 and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. The adoption of SFAS 144 did not have a material impact on Autodesk’s consolidated financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement is effective for exit or disposal activities initiated after December 31, 2002 and is to be applied prospectively. Consequently, the restructuring plan announced during August 2002 will not be subject to the provisions of SFAS 146.

3.    Acquisition of Revit Technology Corporation (“Revit”)

In April 2002, Autodesk acquired Revit for a $133.0 million cash payment to Revit shareholders, the assumption of unvested Revit stock options of $5.4 million, a deferred tax liability of $10.1 million, direct transaction costs of $0.5 million and net assumed liabilities of $0.6 million for total purchase consideration of $149.6 million. The acquisition provides us with complementary building information modeling technology that allows customers to treat the building design as a completely integrated system.

The acquisition was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Fixed assets	$921
Developed technologies (3 year useful life)	21,200
Deferred stock-based compensation	4,784
Goodwill	122,695

$149,600

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

As part of the acquisition, Autodesk granted Revit employees 0.3 million options in connection with the assumption of their outstanding unvested options. The fair value of these options of $5.4 million was added to the purchase consideration. At July 31, 2002, the intrinsic value of the stock options, which relate to future services, totaled $3.8 million and is included in deferred compensation within stockholders’ equity.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Inventories

Inventories consisted of the following:

	July 31, 2002	January 31, 2002
	(In thousands)
Raw materials and finished goods	$15,007	$14,511
Demonstration inventory, net	2,636	3,488

	$17,643	$17,999

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

5.    Net Income Per Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Numerator:
Numerator for basic and diluted per share amount—net income	$11,760	$19,173	$29,401	$47,073

Denominator:
Denominator for basic net income per share—weighted average shares	113,348	108,023	113,326	107,771
Effect of dilutive common stock options	927	3,397	2,457	3,345

Denominator for dilutive net income per share	114,275	111,420	115,783	111,116

For the three months ended July 31, 2002 and 2001, options to purchase 21.6 million and 9.4 million shares, respectively, were excluded from the computation of diluted net income per share. For the six months ended July 31, 2002 and 2001, options to purchase 12.7 million and 9.6 million shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded because the options’ exercise prices were greater than the average market prices of Autodesk’s common stock during the respective periods.

6.    Comprehensive Income (Loss)

Autodesk’s total comprehensive income (loss) was as follows:

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net income	$11,760	$19,173	$29,401	$47,073
Other comprehensive income (loss), net	3,227	(816)	4,603	(3,434)

Total comprehensive income	$14,987	$18,357	$34,004	$43,639

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Segments

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

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net revenues:
Design Solutions	$178,611	$191,640	$372,504	$388,271
Discreet	32,790	39,720	68,224	88,829

	$211,401	$231,360	$440,728	$477,100

Income (loss) from operations:
Design Solutions	$119,988	$126,050	$247,367	$260,748
Discreet	(2,804)	110	(9,915)	8,493
Unallocated amounts(1)	(106,791)	(106,772)	(205,871)	(213,252)

	$10,393	$19,388	$31,581	$55,989

(1)	Unallocated amounts are attributed primarily to other geographic costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net revenues:
Geographic Information Systems	$26,049	$26,997	$53,195	$48,416
Building Industry Division	16,176	18,432	37,984	36,155
Manufacturing	33,308	27,451	66,952	61,707
Platform Technology Group and other	103,078	118,760	214,373	241,993

	$178,611	$191,640	$372,504	$388,271

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Restructuring and Other Charges

During fiscal 2002 Autodesk announced a restructuring plan that included the termination of 164 employees and the closure of several domestic and international offices. As part of this restructuring effort, Autodesk recognized $24.5 million of expenses in fiscal 2002, of which $19.2 million related to office closures and $5.3 million related to employee termination costs. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination consisted of wage continuation, advance notice pay and medical benefits.

During the first six months of fiscal 2003, Autodesk recognized an additional $5.3 million of restructuring charges as part of the fiscal 2002 restructuring plan. Of this amount, $1.5 million related to the further consolidation of certain European offices. The remaining $3.8 million, which was recorded during the second quarter of fiscal 2003, resulted from changes to estimated accrued liabilities related to vacated facilities. Since the offices were closed in fiscal 2002, there has been a significant downturn in the real estate market, particularly in Northern California where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts originally estimated during fiscal 2002.

The following table sets forth the restructuring activities during the first six months of fiscal 2003.

	Balance at February 1, 2002	Additions	Charges Utilized	Reversals	Balance at July 31, 2002
	(In thousands)
Office closure costs	$17,494	$6,413	$(4,411)	$(1,136)	$18,360
Employee termination costs	4,508	—	(3,646)	—	862

Total	$22,002	$6,413	$(8,057)	$(1,136)	$19,222

In August 2003, Autodesk announced a new restructuring plan that involves the termination of approximately 250 employees and the closure of additional offices. A significant portion of the total cost of these activities will be recorded during the third quarter of fiscal 2003.

9.    Changes in Stockholders’ Equity

During the six months ended July 31, 2002 Autodesk repurchased and retired 2.4 million shares of its common stock, of which 2.0 million were retired during the second fiscal quarter, at an average repurchase price of $13.38 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced by $33.6 million and $3.2 million, respectively.

In addition, during the six months ended July 31, 2002 Autodesk paid cash dividends of $0.06 per common share, or $0.03 per common share per fiscal quarter, reducing retained earnings by $6.8 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding net revenues, revenue mix, costs and expenses, gross margins, allowance for bad debts, level of product returns, restructuring activity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, included in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission.

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

Realizability of Long-Lived Assets.    We review the realizability of our long-lived assets and related intangible assets annually during the fourth fiscal quarter, or sooner whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider some of the following factors important in deciding when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which impact the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.

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

Deferred Tax Assets.    We currently have $47.4 million of net deferred tax assets, mostly arising from net operating losses, reserves and timing differences for purchased technologies and capitalized software. We perform a quarterly assessment of the recoverability of these deferred tax assets, which is principally dependent upon our achievement of projected future taxable income in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses Associated with Office Closures.    Our reserves for costs associated with office closures are based on assumptions that are made in estimating the projected net outflow of cash between the move-out dates and the end of the operating lease terms. In making these estimates, we rely on local third-party real estate brokers to provide us with estimated buy-out amounts or sub-tenant income amounts over the remaining terms of the office leases. To the extent that real estate market conditions deteriorate, our existing reserves may be insufficient. During the second quarter of fiscal 2003, we increased our existing reserves by $3.8 million as a result of deteriorating real estate market conditions, particularly in Northern California where some of the closed offices are located. The costs were associated with the closure of several offices that were part of a restructuring plan announced last year.

Should real estate markets continue to worsen and we are not able to either buy-out the lease obligations at reasonable amounts or sublease the properties as expected, we will record additional expenses in the quarterly period when such determinations are made. If the real estate markets subsequently improve, however, we will reverse some of the underlying restructuring accruals, which will result in increased net income in the period when such determinations are made.

Results of Operations

Three Months Ended July 31, 2002 and 2001

Net Revenues.    Our net revenues for the second quarter of fiscal 2003 were $211.4 million as compared to $231.4 million in the same period last year. We had an increase of 11 percent in net revenues in Europe. Net revenues in the Americas decreased by 19 percent and net revenues in Asia/Pacific decreased by 8 percent. The decrease in net revenues in the Americas and Asia/Pacific was primarily due to weak economic conditions in the region. Should these weak economic conditions continue in these and other regions, our net revenues in future periods will be adversely affected.

Net revenues for the Discreet Segment were $32.8 million in the second quarter of fiscal 2003 as compared to $39.7 million in the same period last year, as advanced system sales continued to be significantly affected by a slowdown in the media, advertising and entertainment sectors. Should this slowdown continue, the Discreet Segment’s net revenues in future periods will be adversely affected.

Net revenues for the Design Solutions Segment were $178.6 million in the second quarter of fiscal 2003 as compared to $191.6 million in the same period last year. The Design Solutions Segment consists primarily of the Geographic Information Services (“GIS”), Building Industry, Manufacturing and Platform Technology divisions. These divisions have industry-specific focuses.

Net revenues from sales of Manufacturing products increased to $33.3 million in the second quarter of fiscal 2003 from $27.5 million in the same period last year. This increase was more than offset by lower net revenues in the other divisions. Net revenues from the sales of GIS products decreased to $26.0 million in the second quarter of fiscal 2003 from $27.0 million in the same period last year. Net revenues from sales of Building Industry products decreased to $16.2 million in the second quarter of fiscal 2003 from $18.4 million in the same period last year. Net revenues from sales of Platform Technology and other products decreased to $103.1 million in the second quarter of fiscal 2003 from $118.8 million in the same period last year. While we maintain a strong portfolio of product offerings, the overall decrease in Design Solutions Segment revenues was due to weak economic conditions in many of the countries where we do business as well as timing of the product upgrade cycles.

Although we have been increasing our focus on vertical applications, sales of AutoCAD and AutoCAD upgrades continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology division, accounted for approximately 26 percent of our consolidated net revenues in the second quarter of fiscal 2003 and 34 percent of our consolidated net revenues in the same period last year.

International sales accounted for approximately 62 percent of our net revenues in the second quarter of fiscal 2003 as compared to 57 percent in the same period last year. We believe that international sales will continue to be a significant portion of total revenues. Many world economies are currently in the midst of economic slowdowns. Continued economic weakness in any of the countries which contribute a significant portion of our net revenues would likely have a material adverse effect on our business.

The value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the second quarter of fiscal 2003. Had exchange rates from the same period last year been in effect in the second quarter of fiscal 2003, translated international revenue billed in local currencies would have been $5.0 million lower. Changes in the value of the U.S. dollar may have a negative impact on net revenues in future periods.

Cost of Revenues.    Cost of revenues includes the cost of hardware sold, costs associated with transferring Autodesk’s software to electronic media, printing of user manuals and packaging materials, shipping and handling costs, royalties, amortization of purchased technology and capitalized software, and cost of service contracts.

When expressed as a percentage of net revenues, cost of revenues was 16 percent in the second quarter of fiscal 2003 compared to 15 percent in the same period last year. The increase was primarily the result of changes in the mix of products sold.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales; increased consulting and hosted service costs; software amortization costs; royalty rates for licensed technology embedded in our products; and the geographic distribution of sales. However, we expect future cost of revenues as a percentage of net revenues to remain within the historical range of 15 to 20 percent.

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

As a result of lower employee-related spending and lower dealer and sales commissions, marketing and sales expenses decreased to $81.8 million during the second quarter of fiscal 2003 from $86.6 million in the comparable period of the prior fiscal year. As a percentage of net revenues, marketing and sales expenses were 39 percent in the second quarter of fiscal 2003 and 37 percent in the same period last year.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development. Research and development expenses were $46.6 million in the second quarter of fiscal 2003 compared to $43.6 million in the same period last year. This increase was primarily due to employee-related and other costs resulting from acquisitions that occurred after July 31, 2001, which more than offset general spending reductions.

We expect that research and development spending will continue to be significant in future periods as we continue to support product development efforts by our market groups.

General and Administrative.    General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations.

In absolute dollars, general and administrative expenses increased to $34.6 million in the second quarter of fiscal 2003 from $31.7 million in the same period last year, primarily due to increased professional service fees. As a percentage of net revenues, general and administrative expenses were 16 percent in the second quarter of fiscal 2003 and 14 percent in the same period last year.

We currently expect that in future periods general and administrative expenses, as a percentage of net revenues, will remain generally consistent with the level experienced in the first and second quarters of fiscal 2003.

Amortization of goodwill and purchased intangibles.    Amortization of goodwill and purchased intangibles was less than $0.1 million in the second quarter of fiscal 2003 compared to $5.2 million in the same period last year. The significant decrease was due to the adoption of new accounting rules requiring the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Restructuring and other.    During the second quarter of fiscal 2003 Autodesk recognized $3.8 million of restructuring charges related to office space abandoned during fiscal 2002. We increased our existing reserves as a result of weak real estate market conditions, particularly in Northern California where some of the offices are located. During the second quarter of fiscal 2002 Autodesk recognized $9.8 million of restructuring charges primarily related to office closure costs.

We may need to record additional restructuring charges in fiscal 2003 associated with previously abandoned offices if real estate conditions continue to worsen. Alternatively, if real estate markets improve, and we are able to sublease the properties earlier or at more favorable rates than projected or buy-out the rental obligations at favorable amounts, we will reverse some of the underlying restructuring accruals, which will result in increased net income in the period when such determinations are made.

Additionally, in an effort to further reduce operating expenses, we announced in August 2003 a new restructuring plan that involves the elimination of approximately 250 positions and the closure of four offices. The total cost of the restructuring is approximately $13.0 million, a significant portion of which will be recorded in the third quarter of fiscal 2003.

Interest and Other Income.    Interest and other income, which consists primarily of investment income and gains and losses on foreign currency transactions, was $5.7 million in the second quarter of fiscal 2003 compared to $8.0 million in the same period last year. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income between the second quarter of fiscal 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances.

Provision for income taxes.    Our effective income tax rate was 27 percent in the second quarter of fiscal 2003 compared to 30 percent in the same period last year. Consistent with previous years, the effective tax rate for the second quarter of fiscal 2003 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest earned on investments. The second quarter of fiscal 2003 tax rate was lower than the same period last year due to a relatively higher impact of these permanent items and the adoption of new accounting rules that result in the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest.

Six Months Ended July 31, 2002 and 2001

Net Revenues.    Our net revenues for the first six months of fiscal 2003 were $440.7 million as compared to $477.1 million in the same period last year. While net revenues in the Americas increased by 9 percent and net revenues in Europe were approximately the same as last year, net revenues in Asia/Pacific decreased by 34 percent. The decrease in net revenues in the Asia/Pacific region was primarily due to weak economic conditions in the region. Should these weak economic conditions continue in these and other regions, our net revenues in future periods would likely be adversely affected.

Net revenues for the Discreet Segment were $68.2 million in the first six months of fiscal 2003 as compared to $88.8 million in the same period last year, as advanced system sales continued to be significantly affected by a slowdown in the media, advertising and entertainment sectors. Should this slowdown continue, the Discreet Segment’s net revenues in future periods will be adversely affected.

Net revenues for the Design Solutions Segment were $372.5 million in the first six months of fiscal 2003 as compared to $388.3 million in the same period last year. The Design Solutions Segment consists primarily of the Geographic Information Services (“GIS”), Building Industry, Manufacturing and Platform Technology divisions. These divisions have industry-specific focuses.

The decline in sales of Platform Technology and other products, which was $214.4 million in the first six months of fiscal 2003 as compared to $242.0 million in the same period last year, was partially offset by increased sales of GIS, Building Industry and Manufacturing products. Net revenues from sales of GIS products increased to $53.2 million in the first six months of fiscal 2003 from $48.4 million in the same period last year. Net revenues from sales of Building Industry products increased to $38.0 million in the first six months of fiscal 2003 from $36.2 million in the same period last year. Net revenues of Manufacturing products increased to $67.0 million in the first six months of fiscal 2003 from $61.7 million in the same period last year. While we maintain a strong portfolio of product offerings, the overall decrease in Design Solutions Segment revenues was due to weak economic conditions in some of the countries where we do business, particularly in the Asia-Pacific region, and timing of the product upgrade cycles.

Although we have been increasing our focus on vertical applications, sales of AutoCAD and AutoCAD upgrades continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology division, accounted for approximately 25 percent of our consolidated net revenues in the first six months of fiscal 2003 and 33 percent of our consolidated net revenues in the same period last year.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the first six months of fiscal 2003. Had exchange rates from the same period last year been in effect in the first six months of fiscal 2003, translated international revenue billed in local currencies would have been $0.5 million lower. A strengthening of the U.S. dollar would have a negative impact on net revenues in future periods.

Cost of Revenues.    When expressed as a percentage of net revenues, cost of revenues was 17 percent in the first six months of fiscal 2003 compared to 15 percent in the same period last year. The increase was due to higher material costs, which resulted from changes in product mix, higher software amortization costs and higher royalty expenses.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales; increased consulting and hosted service costs; software amortization costs; royalty rates for licensed technology embedded in our products; and the geographic distribution of sales. However, we expect future cost of revenues as a percentage of net revenues to remain within the historical range of 15 to 20 percent.

Marketing and Sales.    In absolute dollars, marketing and sales expenses were $169.1 million during the first six months of fiscal 2003 and $173.6 million in the comparable period of the prior fiscal year. As a percentage of net revenues, marketing and sales expenses were 38 percent in the first six months of fiscal 2003 and 36 percent in the same period last year. We continue to maintain strict spending controls.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development.    Research and development expenses were $91.8 million in the first six months of fiscal 2003 compared to $89.7 million in the same period last year. General reductions in spending were partially offset by higher employee related costs and research and development efforts associated with our acquisitions.

We expect that research and development spending will continue to be significant in future periods as we continue to support product development efforts by our market groups.

General and Administrative.    In absolute dollars, general and administrative expenses were $67.8 million in the first six months of fiscal 2003 and $65.6 million in the same period last year. As a percentage of net revenues, general and administrative expenses were 15 percent in the first six months of fiscal 2003 and 14 percent in the same period last year. Higher employee-related costs were in part offset by lower professional fees and depreciation costs.

We currently expect that in future periods general and administrative expenses, as a percentage of net revenues, will remain generally consistent with the level experienced in the first six months of fiscal 2003.

Amortization of goodwill and purchased intangibles.    Amortization of goodwill and purchased intangibles was $0.2 million in the first six months of fiscal 2003 compared to $10.5 million in the same period last year. The significant decrease was due to the adoption of new accounting rules requiring the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Restructuring and other.    During the first six months of fiscal 2003 Autodesk recognized $5.3 million of restructuring charges related to office closure costs. During the first six months of fiscal 2002 Autodesk recognized $9.8 million of restructuring charges related to office closure costs. The restructuring costs, which were part of a formal exit plan approved by our Board of Directors during fiscal 2002, were in connection with our effort to reduce operating expense levels.

Interest and Other Income.    Interest and other income, which consists primarily of investment income and gains and losses on foreign currency transactions, was $8.7 million in the first six months of fiscal 2003 compared to $13.0 million in the same period last year. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income between the first six months of fiscal 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances.

Provision for income taxes.    Our effective income tax rate was 27 percent in the first six months of fiscal 2003 compared to 30 percent in the same period last year. Consistent with previous years, the effective tax rate for the first six months of fiscal 2003 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest. The first six months of fiscal 2003 tax rate was lower than the same period last year due to a relatively higher impact of these permanent items and the adoption of new accounting rules that result in the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest.

Equity in net loss of affiliate.    Prior to the acquisition of the remaining 60 percent interest in Buzzsaw.com, Inc. (“Buzzsaw”) in August 2001, we maintained a 40 percent equity interest in Buzzsaw. During the first six months of fiscal 2002, we recognized equity in net losses of $1.2 million, representing our proportionate share of Buzzsaw’s losses during that period.

Liquidity and Capital Resources

At July 31, 2002, our principal sources of liquidity were cash and marketable securities totaling $406.7 million, accounts receivable of $129.0 million and a $75.0 million line of credit with a financial institution. Other than operating leases, we do not engage in off-balance sheet financing arrangements or use any special purpose entities.

During the first six months of fiscal 2003, we generated $37.2 million of cash from operating activities as compared to $96.3 million in the same period last year. Cash flows from operating activities, together with the proceeds from the sale or maturity of marketable securities and stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. During the first six months of fiscal 2003, the cash generated from various sources was used to fund the repurchase of 2.4 million shares of our common stock for $36.8 million, a portion of the total purchase consideration for the acquisition of Revit Technology Corporation, capital and other expenditures of $22.4 million, and dividend payments totaling $6.8 million.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 31.9 million have been repurchased as of July 31, 2002. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. This credit facility contains restrictive covenants that, among other provisions, require us to maintain certain financial ratios. During the first six months of fiscal 2003 and at July 31, 2002, we were in compliance with these restrictive covenants. As of July 31, 2002, there were no borrowings outstanding under this agreement, which expires in January 2003.

We generally do not enter into binding purchase commitments. Principal commitments at July 31, 2002, consisted of obligations under operating leases for facilities and some computer equipment.

We believe our existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements, including our asset acquisition of CAiCE Software Corporation for $10 million in cash as announced August 6, 2002. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the first six months of fiscal 2003 were the Euro, British pound, Canadian dollar and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent slowdown in the U.S. and other countries’ economies, many customers are delaying or reducing technology purchases. If this slowdown continues, particularly in countries that contribute a significant portion of our net revenues, it will likely result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

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

Our efforts to develop and introduce new products and service offerings expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenues.

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

Our risk management strategy uses derivative financial instruments in the form of foreign currency forward and option contracts for the purpose of hedging foreign currency market exposures, which exist as a part of our ongoing business operations.

If we do not maintain our relationship with the members of our distribution channel, our ability to generate net revenues will be adversely affected.

We sell our software products primarily to distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in the first six months of fiscal 2003 or during fiscal 2002, 2001 or 2000, we rely significantly upon major resellers in both the U.S. and international regions and the loss of or a significant reduction in business with any one of our major international distributors or large resellers could harm our business.

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

In addition, for certain of our products and services, we rely on third party hardware and services. Financial difficulties or even failure of these third parties may impact our ability to deliver such products and services and, as a result, may adversely impact our business.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

A securities class action lawsuit filed in March and April 2000 was dismissed with prejudice by the U.S. District Court in November 2001 and the plaintiffs have appealed the decision.

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

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

The Exhibit listed below is filed as part of this Form 10-Q.

Exhibit 2.3
Agreement and Plan of Merger by and among Autodesk, Inc., Rosie Acquisition Corporation, Revit Technology Corporation and Irwin Jungreis as Stockholder Representative dated as of February 21, 2002 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 16, 2002)

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 16, 2002

AUTODESK, INC. (Registrant)

/s/ CAROL A. BARTZ
Carol A. Bartz Chairman, Chief Executive Officer and President

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Carol A. Bartz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Autodesk, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002

/s/ CAROL A. BARTZ
Carol A. Bartz Chairman, Chief Executive Officer and President

I, Alfred J. Castino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Autodesk. Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)