Form 10-Q
period 2002-10-31
AUTODESK INC
filed 2002-12-11
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒    No  ☐

As of November 30, 2002, there were approximately 113.4 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net revenues	$188,701	$216,357	$629,429	$693,457

Costs and expenses:
Cost of revenues	31,835	37,799	106,737	109,717
Marketing and sales	82,129	81,109	251,247	254,666
Research and development	41,179	39,637	133,028	129,379
General and administrative	28,091	32,492	95,845	98,131
Amortization of goodwill and purchased intangibles	26	5,198	273	15,679
Restructuring and other	13,286	7,290	18,563	17,064

	196,546	203,525	605,693	624,636

(Loss) income from operations	(7,845)	12,832	23,736	68,821
Interest and other income, net	2,489	4,325	11,183	17,313
Gain on disposal of affiliate	—	9,461	—	9,461

(Loss) income before income taxes	(5,356)	26,618	34,919	95,595
Benefit (provision) for income taxes	1,446	(5,147)	(9,428)	(25,840)
Equity in net loss of affiliate	—	—	—	(1,211)

Net (loss) income	$(3,910)	$21,471	$25,491	$68,544

Basic net (loss) income per share	$(0.03)	$0.20	$0.23	$0.63

Diluted net (loss) income per share	$(0.03)	$0.19	$0.22	$0.61

Shares used in computing basic net (loss) income per share	112,809	108,740	113,161	108,186

Shares used in computing diluted net (loss) income per share	112,809	112,020	114,950	111,502

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2002	January 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$134,642	$136,781
Marketable securities	94,983	201,030
Accounts receivable, net	129,007	140,465
Inventories	15,510	17,999
Deferred income taxes	33,027	31,477
Prepaid expenses and other current assets	29,555	36,118

Total current assets	436,724	563,870

Marketable securities	165,595	166,800
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	210,065	200,568
Leasehold improvements	33,685	29,652
Less accumulated depreciation	(165,991)	(157,400)

Net computer equipment, software, furniture and leasehold improvements	77,759	72,820
Purchased technologies and capitalized software, net	30,932	19,336
Goodwill, net	170,217	39,987
Deferred income taxes	9,761	29,459
Other assets	9,497	10,172

	$900,485	$902,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,100	$53,769
Accrued compensation	43,500	57,540
Accrued income taxes	62,994	91,922
Deferred revenues	76,656	65,474
Other accrued liabilities	83,071	101,946

Total current liabilities	312,321	370,651

Other liabilities	2,637	2,479
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	501,112	458,135
Accumulated other comprehensive loss	(16,151)	(19,972)
Deferred compensation	(3,380)	(713)
Retained earnings	103,946	91,864

Total stockholders’ equity	585,527	529,314

	$900,485	$902,444

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2002	2001
Operating activities
Net income	$25,491	$68,544
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	3,180
Depreciation and amortization	36,698	47,228
Equity in net loss of affiliate	—	1,211
Gain on disposal of affiliate	—	(9,461)
Tax benefits from employee stock plans	8,554	8,268
Changes in operating assets and liabilities	(27,557)	10,516

Net cash provided by operating activities	43,186	129,486

Investing activities
Net sales (purchases) or maturities of marketable securities	106,399	(10,790)
Capital and other expenditures	(28,806)	(36,706)
Acquisitions, net of cash acquired	(143,531)	(34,271)
Other investing activities	(2,073)	(4,602)

Net cash used in investing activities	(68,011)	(86,369)

Financing activities
Repayment of notes payable and borrowings	(210)	(276)
Repurchases of common stock	(45,399)	(87,287)
Proceeds from issuance of common stock	71,283	53,605
Dividends paid	(10,223)	(9,753)
Minority interest	—	(2,656)

Net cash provided by (used in) financing activities	15,451	(46,367)

Effect of exchange rate changes on cash and cash equivalents	7,235	(2,547)

Net decrease in cash and cash equivalents	(2,139)	(5,797)
Cash and cash equivalents at beginning of year	136,781	116,391

Cash and cash equivalents at end of period	$134,642	$110,594

Supplemental cash flow information:
Cash paid during the period for income taxes	$23,307	$18,853

See accompanying notes.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except for the restructuring charges of $18.6 million during the nine months ended October 31, 2002) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Autodesk’s fiscal 2002 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2003.

2.    Recent Accounting Pronouncements

During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This Statement requires, among other things, that goodwill not be amortized, but be tested for impairment at least annually. Application of SFAS 142 was required for acquisitions completed after June 30, 2001. For business combinations completed prior to this date, the provisions of SFAS 142 were effective beginning on February 1, 2002.

The following table sets forth Autodesk’s net income and per share amounts had the provisions of SFAS 142 been in effect during the first nine months of fiscal 2002 assuming no impairment of the acquired assets.

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Net (loss) income as reported	$(3,910)	$21,471	$25,491	$68,544
Add back amortization of goodwill, net of tax	—	3,487	—	10,426

Adjusted net (loss) income	$(3,910)	$24,958	$25,491	$78,970

Basic net (loss) income per share	$(0.03)	$0.23	$0.23	$0.73

Diluted net (loss) income per share	$(0.03)	$0.22	$0.22	$0.71

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and is to be applied prospectively. Consequently, the restructuring plan announced during August 2002 was not subject to the provisions of SFAS 146.

3.    Business Combinations

CAiCE Software Corporation (“CAiCE”)

In September 2002, Autodesk acquired certain assets and liabilities of CAiCE for $10.0 million in cash. An additional $1.0 million must be paid to CAiCE by Autodesk if CAiCE’s management team achieves certain revenue targets by January 31, 2003. The additional payment, if earned, would be accounted for as compensation expense in the fourth quarter of fiscal 2003. This acquisition allows Autodesk to expand its presence in the transportation software market as well as enhance Autodesk’s core civil design industry business by addressing the needs of both the public and private sector engineering community.

The acquisition was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Management’s preliminary allocation of the purchase consideration, which is based on valuations of acquired assets and liabilities performed by a third party, is as follows (in thousands):

Developed technologies (3 year useful life)	$2,370
Other assets, net	95
Goodwill	7,539

$10,004

The $7.5 million of goodwill, which is deductible for tax purposes, was assigned to the Geographic Information Systems Division of Autodesk’s Design Solutions Segment. The goodwill is attributed to the premium paid for emerging civil design technology and the opportunity for enhanced revenue growth in strategic transportation markets.

Revit Technology Corporation (“Revit”)

In April 2002, Autodesk acquired the outstanding stock of Revit for a $133.0 million cash payment to Revit shareholders, the assumption of unvested Revit stock options of $5.4 million, a deferred tax liability of $10.1 million, direct transaction costs of $0.5 million and net assumed liabilities of $0.6 million for total purchase consideration of $149.6 million. The acquisition provides Autodesk with complementary building information modeling technology that allows customers to create a building design as a completely integrated system.

The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Fixed assets	$921
Developed technologies (3 year useful life)	21,200
Deferred stock-based compensation	4,784
Goodwill	122,695

$149,600

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the acquisition, Autodesk granted Revit employees 0.3 million options in connection with the assumption of their outstanding unvested options. The fair value of these options of $5.4 million was added to the purchase consideration. At October 31, 2002, the intrinsic value of the stock options, which relate to future services, totaled $3.0 million and is included in deferred compensation within stockholders’ equity.

4.    Inventories

Inventories consisted of the following:

	October 31, 2002	January 31, 2002
	(In thousands)
Raw materials and finished goods	$12,303	$14,511
Demonstration inventory, net	3,207	3,488

	$15,510	$17,999

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

5.    Net (Loss) Income Per Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted net (loss) income per share amounts:

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Numerator:
Numerator for basic and diluted per share amount—net (loss) income	$(3,910)	$21,471	$25,491	$68,544

Denominator:
Denominator for basic net (loss) income per share—weighted average shares	112,809	108,740	113,161	108,186
Effect of dilutive common stock options	—	3,280	1,789	3,316

Denominator for dilutive net (loss) income per share	112,809	112,020	114,950	111,502

For the three months ended October 31, 2002 all outstanding options, 29.3 million, were excluded from the computation of diluted net loss per share because Autodesk incurred a loss.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended October 31, 2001 options to purchase 9.2 million shares were excluded from the computation of diluted net income per share. For the nine months ended October 31, 2002 and 2001, options to purchase 17.8 million and 9.5 million shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded because the options’ exercise prices were greater than the average market prices of Autodesk’s common stock during the respective periods.

6.    Comprehensive (Loss) Income

Autodesk’s total comprehensive (loss) income was as follows:

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Net (loss) income	$(3,910)	$21,471	$25,491	$68,544

Other comprehensive (loss) income, net	(782)	1,682	3,821	(1,752)

Total comprehensive (loss) income	$(4,692)	$23,153	$29,312	$66,792

7.    Segments

Autodesk’s operating results are aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment.

The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, Web design and interactive Web streaming.

The Design Solutions Segment derives revenues from the sale of design software products for professionals or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Geographic Information Systems; Building Industry Division; Manufacturing; and the Platform Technology Group.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both segments distribute their respective products through authorized dealers and distributors as well as sell their products directly to end-users. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, other than for goodwill. Information concerning the operations of the reportable segments is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Net revenues:
Design Solutions	$158,203	$179,607	$530,707	$567,879
Discreet	30,498	36,750	98,722	125,578

	$188,701	$216,357	$629,429	$693,457

Income (loss) from operations:
Design Solutions	$103,423	$109,880	$350,790	$370,628
Discreet	(3,970)	(2,446)	(13,885)	6,047
Unallocated amounts(1)	(107,298)	(94,602)	(313,169)	(307,854)

	$(7,845)	$12,832	$23,736	$68,821

(1)	Unallocated amounts are attributed primarily to restructuring and other charges and to other geographic costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Net revenues:
Geographic Information Systems	$23,870	$28,487	$77,064	$76,903
Building Industry Division	16,942	18,574	54,926	54,729
Manufacturing	24,607	28,144	91,558	89,851
Platform Technology Group and other	92,784	104,402	307,159	346,396

	$158,203	$179,607	$530,707	$567,879

8.    Restructuring and Other Charges

During fiscal 2002 Autodesk announced a restructuring plan that included the termination of 164 employees and the closure of several domestic and international offices. As part of this restructuring effort, Autodesk recognized $24.5 million of expenses in fiscal 2002, of which $19.2 million related to office closures and $5.3 million related to employee termination costs. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs, associated with staff reductions mostly in the United States, consisted of wage continuation, advance notice pay and medical benefits. These restructuring activities were part of a formal exit plan approved by the Board of Directors and were part of an effort to reduce operating expense levels.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first nine months of fiscal 2003, Autodesk recognized an additional $8.1 million of restructuring charges as part of the fiscal 2002 restructuring plan. Of this amount, $1.2 million (of which $0.8 million was recorded in the third quarter of fiscal 2003) related to the further consolidation of certain European offices. The remaining $6.9 million, of which $2.0 million was recorded during the third quarter of fiscal 2003, resulted from changes to estimated accrued liabilities related to vacated facilities. Since the offices were closed in fiscal 2002, there has been a significant downturn in the real estate market, particularly in Northern California where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts originally estimated during fiscal 2002.

During the third quarter of fiscal 2003 the Board of Directors approved a new restructuring plan that includes the termination of 400 employees and the closure of several international and domestic offices. This plan is designed to help further reduce operating expense levels as well as redirect resources to product development and other critical areas. During the three months ended October 31, 2002, Autodesk recognized $10.5 million of expenses as part of this restructuring effort, of which $10.1 million related to employee termination costs and $0.4 million related to office closures. Employee termination costs consisted of wage continuation, advance notice pay, medical benefits, and outplacement costs for 153 employees in the US and 142 employees outside the US. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment.

The following table sets forth the restructuring activities during the first nine months of fiscal 2003. The balance at October 31, 2002 is included in other accrued liabilities on our Condensed Consolidated Balance Sheet.

	Balance at February 1, 2002	Additions	Charges Utilized	Reversals	Balance at October 31, 2002
	(in thousands)
Office closure costs	$17,494	$9,553	$(13,518)	$(1,136)	$12,393
Employee termination costs	4,508	10,146	(6,638)	—	8,016

Total	$22,002	$19,699	$(20,156)	$(1,136)	$20,409

9.    Changes in Stockholders’ Equity

During the nine months ended October 31, 2002 Autodesk repurchased and retired 3.1 million shares of its common stock, of which 0.7 million were retired during the third fiscal quarter, at an average repurchase price of $13.06 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the nine months ended October 31, 2002 by $42.2 million and $3.2 million, respectively.

In addition, during the nine months ended October 31, 2002 Autodesk paid cash dividends of $0.09 per common share, or $0.03 per common share per fiscal quarter, reducing retained earnings by $10.2 million.

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

We recognize revenue when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable, and; collectibility is probable.

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

Deferred Tax Assets.    We currently have $42.8 million of net deferred tax assets, mostly arising from net operating losses, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of US deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these deferred tax assets, which is principally dependent upon our achievement of projected future taxable income in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses Associated with Office Closures.    Our reserves for costs associated with office closures are based on assumptions that are made in estimating the projected net outflow of cash between the move-out dates and the end of the operating lease terms. In making these estimates, we rely on local third-party real estate brokers to provide us with estimated buy-out amounts or sub-tenant income amounts over the remaining terms of the office leases. To the extent that real estate market conditions deteriorate, our existing reserves may be insufficient. During the third quarter of fiscal 2003, we increased our existing reserves by $2.8 million as a result of deteriorating real estate market conditions, particularly in Northern California where some of the closed offices are located. The costs were associated with the closure of several offices that were part of a restructuring plan announced last year.

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

Results of Operations

Three Months Ended October 31, 2002 and 2001

Net Revenues.    Our net revenues for the third quarter of fiscal 2003 were $188.7 million as compared to $216.4 million in the same period last year. Net revenues in the Americas decreased by 11 percent, net revenues in Europe decreased by 12 percent and net revenues in Asia/Pacific decreased by 16 percent. The decrease in net revenues was primarily due to weak economic conditions in each of these regions. Should these weak economic conditions continue in these regions, our net revenues in future periods will be adversely affected.

Net revenues for the Discreet Segment were $30.5 million in the third quarter of fiscal 2003 as compared to $36.8 million in the same period last year, as advanced system sales continued to be significantly affected by a slowdown in the media, advertising and entertainment sectors. Should this slowdown continue, the Discreet Segment’s net revenues in future periods will be adversely affected.

Net revenues for the Design Solutions Segment were $158.2 million in the third quarter of fiscal 2003 as compared to $179.6 million in the same period last year. The Design Solutions Segment consists primarily of the Geographic Information Systems (“GIS”), Building Industry, Manufacturing and Platform Technology divisions. These divisions have industry-specific focuses.

Net revenues from the sales of GIS products decreased to $23.9 million in the third quarter of fiscal 2003 from $28.5 million in the same period last year. Net revenues from sales of Building Industry products decreased to $16.9 million in the third quarter of fiscal 2003 from $18.6 million in the same period last year. Net revenues from sales of Manufacturing products decreased to $24.6 million in the third quarter of fiscal 2003 from $28.1 million in the same period last year. Net revenues from sales of Platform Technology products decreased to $92.8 million in the third quarter of fiscal 2003 from $104.4 million in the same period last year. While we maintain a strong portfolio of product offerings, the overall decrease in Design Solutions Segment revenues was due to weak economic conditions in many of the countries where we do business as well as timing of the product upgrade cycles.

Although we have been increasing our focus on vertical applications, sales of AutoCAD products and AutoCAD product upgrades continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology division, accounted for approximately 43 percent of our consolidated net revenues in the third quarter of fiscal 2003 and 44 percent of our consolidated net revenues in the same period last year.

International sales accounted for approximately 60 percent of our net revenues in the third quarter of fiscal 2003 as compared to 64 percent in the same period last year. We believe that international sales will continue to be a significant portion of total revenues. Many world economies are currently in the midst of economic slowdowns. Continued economic weakness in any of the countries which contribute a significant portion of our net revenues would likely have a material adverse effect on our business.

The value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the third quarter of fiscal 2003. Had exchange rates from the same period last year been in effect in the third quarter of fiscal 2003, translated international revenue billed in local currencies would have been $4.3 million lower. Changes in the value of the U.S. dollar may have a negative impact on net revenues in future periods.

Cost of Revenues.    Cost of revenues includes the cost of hardware sold, costs associated with transferring Autodesk’s software to electronic media, printing of user manuals and packaging materials, shipping and handling costs, royalties, amortization of purchased technology and capitalized software, and cost of service contracts.

When expressed as a percentage of net revenues, cost of revenues was 17 percent in both the third quarter of fiscal 2003 and in the same period last year.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales; increased consulting and hosted service costs; software amortization costs; royalty rates for licensed technology embedded in our products; and the geographic distribution of sales. However, we expect cost of revenues as a percentage of net revenues to remain within the historical range of 15 to 20 percent over the next fiscal year.

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

Marketing and sales expenses increased to $82.1 million during the third quarter of fiscal 2003 from $81.1 million in the comparable period of the prior fiscal year as a result of increased promotion activities related to a new product launch and trade show costs incurred in the third quarter of fiscal 2003 offset in part by lower employee related costs and commissions. As a percentage of net revenues, marketing and sales expenses were 44 percent in the third quarter of fiscal 2003 and 37 percent in the same period last year.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development. Research and development expenses were $41.2 million in the third quarter of fiscal 2003 compared to $39.6 million in the same period last year. This increase was primarily due to Revit-related development efforts, which more than offset general spending reductions.

We expect that research and development spending will continue to be significant in future periods as we continue to support product development efforts by our market groups.

General and Administrative.    General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations.

General and administrative expenses decreased to $28.1 million in the third quarter of fiscal 2003 from $32.5 million in the same period last year, primarily due to reversals of bonus-related accruals and lower bad debt reserve requirements as a result of improved cash collections. As a percentage of net revenues, general and administrative expenses were 15 percent in both the third quarter of fiscal 2003 and in the same period last year.

General and administrative expenses will continue to be significant, both in absolute dollars and as a percentage of net revenues.

Amortization of goodwill and purchased intangibles.    Amortization of goodwill and purchased intangibles was less than $0.1 million in the third quarter of fiscal 2003 compared to $5.2 million in the same period last year. The significant decrease was due to the adoption of new accounting rules requiring the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Restructuring and other.    During the third quarter of fiscal 2003 the Board of Directors approved a new restructuring plan that involves the elimination of approximately 400 positions and the closure of a number of offices worldwide. During this period we recognized a total of $13.3 million of restructuring charges, $10.5 million of which related to this new plan. The remaining $2.8 million related to office space abandoned during fiscal 2002 for which we increased our existing reserves as a result of weak real estate market conditions, particularly in Northern California where some of the offices are located. During the third quarter of fiscal 2002 Autodesk recognized $7.3 million of other non-recurring charges comprised of $3.2 million of acquisition-related charges resulting from our purchase of the software division of Media 100, $3.6 million related to the wind-down and dissolution of RedSpark, Inc. (an affiliate), and $0.5 million related to restructuring and reorganization costs. As a result of the new restructuring plan, we expect to realize net quarterly savings of $3.1 million, to begin the first quarter of fiscal 2004. A portion of these savings will be re-invested in our product development and other critical areas.

We expect to record significant additional restructuring charges during the fourth quarter of fiscal 2003 related to the fiscal 2003 restructuring plan. In addition, we may need to record additional restructuring charges in fiscal 2003 associated with previously abandoned offices if real estate conditions continue to worsen. Alternatively, if real estate markets improve, and we are able to sublease the properties earlier or at more favorable rates than projected or buy-out the rental obligations at favorable amounts, we will reverse some of the underlying restructuring accruals, which will result in increased net income in the period when such determinations are made.

For additional information regarding restructuring and other charges see Note 8. Restructuring and Other Charges, in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income.    Interest and other income, which consists primarily of investment income and gains and losses on foreign currency transactions, was $2.5 million in the third quarter of fiscal 2003 compared to $4.3 million in the same period last year. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income when comparing the third quarter of fiscal 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances.

Gain on disposal of affiliate.    During the third quarter of fiscal 2002 we recognized a one-time non-cash gain of $9.5 million related to the dissolution of RedSpark, Inc. (“RedSpark”). We consolidated RedSpark’s results from operations since its formation in April 2000. The gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the amount that we originally invested.

Provision for income taxes.    Our effective income tax rate was 27 percent in the third quarter of fiscal 2003 compared to 30 percent (excluding the non-taxable gain on the dissolution of RedSpark; see above) in the same period last year. Consistent with previous years, the effective tax rate for the third quarter of fiscal 2003 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest. The third quarter of fiscal 2003 tax rate was lower than the same period last year due to a relatively higher impact of these permanent items and the adoption of new accounting rules that result in the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest.

Nine Months Ended October 31, 2002 and 2001

Net Revenues.    Our net revenues for the first nine months of fiscal 2003 were $629.4 million as compared to $693.5 million in the same period last year. Net revenues in the Americas decreased by 9 percent, net revenues in Europe decreased by 4 percent and net revenues in Asia/Pacific decreased by 17 percent. The decrease in net revenues in each of these regions was primarily due to on-going weak economic conditions. Should these weak economic conditions continue, our net revenues in future periods would likely be adversely affected.

Net revenues for the Discreet Segment were $98.7 million in the first nine months of fiscal 2003 as compared to $125.6 million in the same period last year, as advanced system sales continued to be significantly affected by a slowdown in the media, advertising and entertainment sectors. Should this slowdown continue, the Discreet Segment’s net revenues in future periods will be adversely affected.

Net revenues for the Design Solutions Segment were $530.7 million in the first nine months of fiscal 2003 as compared to $567.9 million in the same period last year. The Design Solutions Segment consists primarily of the Geographic Information Systems (“GIS”), Building Industry, Manufacturing and Platform Technology divisions. These divisions have industry-specific focuses.

The decline in sales of Platform Technology products was partially offset by increased sales of GIS, Building Industry and Manufacturing products. Net revenues from sales of GIS products increased to $77.1 million in the first nine months of fiscal 2003 from $76.9 million in the same period last year. Net revenues from sales of Building Industry products increased to $54.9 million in the first nine months of fiscal 2003 from $54.7 million in the same period last year. Net revenues of Manufacturing products increased to $91.6 million in the first nine months of fiscal 2003 from $89.9 million in the same period last year. While we maintain a strong portfolio of product offerings, the overall decrease in Design Solutions Segment revenues was due to weak economic conditions in some of the countries where we do business, particularly in the Asia-Pacific region, and timing of the product upgrade cycles.

Although we have been increasing our focus on vertical applications, sales of AutoCAD products and AutoCAD product upgrades continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology division, accounted for approximately 43 percent of our consolidated net revenues in the first nine months of fiscal 2003 and 47 percent of our consolidated net revenues in the same period last year.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the first nine months of fiscal 2003. Had exchange rates from the same period last year been in effect in the first nine months of fiscal 2003, translated international revenue billed in local currencies would have been $4.8 million lower. A strengthening of the U.S. dollar could have a negative impact on net revenues in future periods.

Cost of Revenues.    When expressed as a percentage of net revenues, cost of revenues was 17 percent in the first nine months of fiscal 2003 compared to 16 percent in the same period last year. The increase was due to higher material costs, which resulted from changes in product mix, higher software amortization costs and higher royalty expenses.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales; increased consulting and hosted service costs; software amortization costs; royalty rates for licensed technology embedded in our products; and the geographic distribution of sales. However, we expect cost of revenues as a percentage of net revenues to remain within the historical range of 15 to 20 percent over the next fiscal year.

Marketing and Sales.    Marketing and sales expenses were $251.2 million during the first nine months of fiscal 2003 and $254.7 million in the comparable period of the prior fiscal year. As a percentage of net revenues, marketing and sales expenses were 40 percent in the first nine months of fiscal 2003 and 37 percent in the same period last year.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development.    Research and development expenses were $133.0 million in the first nine months of fiscal 2003 compared to $129.4 million in the same period last year. General reductions in spending were offset by higher employee related costs and research and development efforts associated with our acquisitions, primarily Revit.

We expect that research and development spending will continue to be significant in future periods as we continue to support product development efforts by our market groups.

General and Administrative.    General and administrative expenses were $95.8 million in the first nine months of fiscal 2003 and $98.1 million in the same period last year. As a percentage of net revenues, general and administrative expenses were 15 percent in the first nine months of fiscal 2003 and 14 percent in the same period last year. Higher employee-related costs were offset by lower professional fees and depreciation costs.

General and administrative expenses will continue to be significant, both in absolute dollars and as a percentage of net revenues.

Amortization of goodwill and purchased intangibles.    Amortization of goodwill and purchased intangibles was $0.3 million in the first nine months of fiscal 2003 compared to $15.7 million in the same period last year. The significant decrease was due to the adoption of new accounting rules requiring the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Restructuring and other.    During the third quarter of fiscal 2003 the Board of Directors approved a new restructuring plan that involves the elimination of approximately 400 positions and the closure of a number of offices worldwide. During the nine months ended October 31, 2002 we recognized a total of $18.6 million of restructuring charges, $10.5 million of which related to this new plan. The remaining $8.1 million related to office space abandoned during fiscal 2002 for which we increased our existing reserves as a result of weak real estate market conditions, particularly in Northern California where some of the offices are located. During the first nine months of fiscal 2002 Autodesk recognized $17.1 million of restructuring charges comprised of $3.2 million of acquisition-related charges resulting from our purchase of the software division of Media 100, $3.6 million related to the wind-down and dissolution of RedSpark, Inc. (an affiliate), and $10.3 million related to restructuring and reorganization costs.

For additional information regarding restructuring and other charges see Note 8. Restructuring and Other Charges, in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income.    Interest and other income, which consists primarily of investment income and gains and losses on foreign currency transactions, was $11.2 million in the first nine months of fiscal 2003 compared to $17.3 million in the same period last year. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income between the first nine months of fiscal 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances.

Gain on disposal of affiliate.    During the third quarter of fiscal 2002 we recognized a one-time non-cash gain of $9.5 million related to the dissolution of RedSpark, Inc. (“RedSpark”). We consolidated RedSpark’s results from operations since its formation in April 2000. The gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the amount that we originally invested.

Provision for income taxes.    Our effective income tax rate was 27 percent in the first nine months of fiscal 2003 compared to 30 percent (excluding the non-taxable gain on the dissolution of RedSpark; see above) in the same period last year. Consistent with previous years, the effective tax rate for the first nine months of fiscal 2003 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest. The first nine months of fiscal 2003 tax rate was lower than the same period last year due to a relatively higher impact of these permanent items and the adoption of new accounting rules that result in the discontinuation of goodwill amortization. For additional information, see Note 2, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest.

Equity in net loss of affiliate.    Prior to the acquisition of the remaining 60 percent interest in Buzzsaw.com, Inc. (“Buzzsaw”) in August 2001, we maintained a 40 percent equity interest in Buzzsaw. During the first nine months of fiscal 2002, we recognized equity in net losses of $1.2 million, representing our proportionate share of Buzzsaw’s losses during that period.

Liquidity and Capital Resources

At October 31, 2002, our principal sources of liquidity were cash and marketable securities totaling $395.2 million, accounts receivable of $129.0 million and a $75.0 million line of credit with a financial institution.

During the first nine months of fiscal 2003, we generated $43.2 million of cash from operating activities as compared to $129.5 million in the same period last year. Cash flows from operating activities, together with the proceeds from the sale or maturity of marketable securities and stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. During the first nine months of fiscal 2003, the cash generated from various sources was used to fund the repurchase of 3.1 million shares of our common stock for $45.4 million, a portion of the total purchase consideration for the acquisition of Revit Technology Corporation, the purchase of certain assets and assumption of certain liabilities of CAiCE Software Corporation for $10.0 million, capital and other expenditures of $28.8 million, and dividend payments totaling $10.2 million.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 32.6 million have been repurchased as of October 31, 2002. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $75.0 million, which may be used from time to time for working capital or other business needs. This credit facility contains restrictive covenants that, among other provisions, require us to maintain certain financial ratios. During the first nine months of fiscal 2003 and at October 31, 2002, we were in compliance with these restrictive covenants. As of October 31, 2002, there were no borrowings outstanding under this agreement, which expires in January 2003.

We generally do not enter into binding purchase commitments. Principal commitments at October 31, 2002, consisted of obligations under operating leases for facilities and some computer equipment.

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

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the first nine months of fiscal 2003 were the Euro, British pound, Canadian dollar and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Stock Compensation

Option Program Description

Autodesk maintains three active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available to employees but not directors), the Nonstatutory Stock Option Plan (available only to non-executive employees) and the 2000 Directors’ Option Plan (available only to outside directors). Additionally, there are four expired plans with options outstanding.

Our stock option program is a broad-based, long-term retention program. Essentially all of our employees participate. Approximately 90 percent of the options we granted during fiscal 2003 were awarded to employees other than our CEO and four most highly compensated executive officers (“Named Officers”) as detailed below. Options granted under the above mentioned plans vest over periods ranging from one to five years and expire within ten years. The exercise price of the stock options is equal to the fair market value of the stock on the grant date.

With the exception of grants to our outside directors, all stock option grants to executive officers and guidelines for grants to other employees are made by the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the application rules for issuers traded on The Nasdaq Stock Market. See the “Report of the Compensation Committee on Executive Compensation” appearing in Autodesk’s proxy statement dated May 20, 2002 for further information concerning the policies and procedures of Autodesk and the Compensation Committee regarding the use of stock options. Grants to our outside directors are pre-determined by the terms of the 2000 Directors’ Option Plan.

Distribution and Dilutive Effect of Options

	Nine months ended October 31, 2002	Fiscal year ended January 31,
		2002	2001
Net grants during the period as % of outstanding shares	2.6%	6.5%	2.3%
Grants to Named Officers (1) during the period as % of total options granted	9.3%	14.1%	9.1%
Grants to Named Officers during the period as % of outstanding shares	0.5%	1.1%	0.7%
Cumulative options held by Named Officers as % of total options outstanding	19.0%	18.9%	19.9%

(1)	Named Officers, as defined in our proxy statement dated May 22, 2002, include our most highly compensated executive officers for the fiscal year ended January 31, 2002.

General Option Information

Our stock option activity for the period is summarized as follows:

		Options Outstanding
	Shares available for options	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 2001	7,614	26,998	$15.72
Granted	(8,724)	8,724	16.77
Exercised	—	(5,017)	12.62
Canceled	1,541	(1,541)	17.42
Additional shares reserved	8,567	—	—

Options outstanding at January 31, 2002	8,998	29,164	$16.50
Granted	(5,890)	5,890	15.66
Options assumed in acquisitions	12	255	1.51
Exercised	—	(3,081)	14.86
Canceled	2,901	(2,901)	17.62
Additional shares reserved	4,001	—	—

Options outstanding at October 31, 2002	10,022	29,327	$16.27

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our common stock at October 31, 2002 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our common stock at the same date (“out-of-the-money”). The closing price of our stock at October 31, 2002 was $11.70 per share.

	Exercisable		Unexercisable		Total
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
In-the-Money	1,867	$10.52	2,678	$10.20	4,545	$10.33
Out-of-the-Money	12,289	17.62	12,493	17.10	24,782	17.35

Total Options Outstanding	14,156	$16.68	15,171	$15.88	29,327	$16.27

Executive Options

Stock options granted to Named Officers during the nine months ended October 31, 2002 is set forth below. The definition of “Named Officers” here is the same definition used in Autodesk’s Fiscal 2002 annual proxy statement.

	Individual Grants
Name	Options Granted	% of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation For Option Term(2)
					5%	10%
Carol A. Bartz	320,000	5.43%	$22.00	3/08/12	$4,427,418	$11,219,947
Chairman of the Board, Chief Executive Officer and President

Joseph H. Astroth	60,000		$22.00	3/08/12	$830,141	$2,103,740
Executive Vice President, Location Services Division	15,000		$12.72	9/26/12	119,993	304,086

	75,000	1.27%			$950,134	$2,407,826

John G. Sanders	—	—	—	—	—	—
Vice President, Platform Technology Group

Marcia K. Sterling	60,000		$22.00	3/08/12	$830,141	$2,103,740
Senior Vice President, General Counsel and Secretary	15,000		$12.72	9/26/12	119,993	304,086

	75,000	1.27%			$950,134	$2,407,826

Michael E. Sutton	60,000		$22.00	3/08/12	$830,141	$2,103,740
Executive Vice President, Business Operations	15,000		$12.72	9/26/12	119,993	304,086

	75,000	1.27%			$950,134	$2,407,826

(1)	Based on fiscal year-to-date total of 5.9 million shares subject to options granted to employees under Autodesk’s option plans.
(2)
The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent our estimate or projection of future stock price growth. We do not necessarily agree that this method can properly determine the value of an option.

The following table sets forth, for each of the Named Officers, information concerning stock options exercised during the nine months ended October 31, 2002, and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of October 31, 2002. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of October 31, 2002.

Name	Shares Acquired on Exercise(#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Carol A. Bartz	93,732	$1,301,974	2,300,198	1,172,500	$121,371	$—
Joseph H. Astroth	67,000	354,341	184,404	215,000	—	—
John G. Sanders	250,920	1,583,637	239,980	257,500	—	—
Marcia K. Sterling	95,000	571,093	178,002	295,000	—	—
Michael E. Sutton	—	—	452,000	265,000	—	—

(1)	Option values based on stock price of $11.70 on October 31, 2002.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under these plans (number of securities in thousands) as of October 31, 2002.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	19,135	$16.18	14,990	(2)
Equity compensation plans not approved by security holders(3)	10,192	$16.43	179
Total	29,327	$16.27	15,169

(1)
Included in these amounts are 0.5 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $14.67 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 5.1 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to stockholder approval.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent slowdown in the U.S. and other countries’ economies, many customers are delaying or reducing technology purchases. If this slowdown continues, particularly in countries that contribute a significant portion of our net revenues, it will likely result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, changes in marketing or operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, distribution channel management, changes in compensation practices, the timing of large systems sales, and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Further, gross margins may be adversely affected if our sales of low-end computer aided design products, AutoCAD upgrades and Discreet hardware systems products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

Existing and increased competition may reduce our net revenues and profits.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capacity at progressively lower prices contributes to the ease of market entry. The markets in which we compete are fairly mature and characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors have greater financial, technical, sales and marketing and other resources. Furthermore, the availability of third-party application software is a competitive factor. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, debt and equity investments, and the like. For example, in April 2002 we acquired Revit and in September 2002 we acquired CAiCE. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, and the diversion of management’s time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. We may not be successful in overcoming such risks and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions may contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause lack of a consistent increase quarter to quarter in our operating results.

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

We sell our software products primarily to distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. While no single customer accounted for more than 10 percent of our consolidated net revenues in the first nine months of fiscal 2003 or during fiscal 2002, 2001 or 2000, we rely significantly upon major distributors and resellers in both the U.S. and international regions and the loss of or a significant reduction in business or failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business.

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

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

A securities class action lawsuit filed in March and April 2000 was dismissed with prejudice by the U.S. District Court in November 2001. The plaintiffs’ attorneys are appealing the decision to the US District Court of Appeal for the Ninth Circuit, which heard oral arguments in December 2002.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 20, 2002, the following individuals were re-elected to the Board of Directors. Each director will serve for the ensuing year.

	Votes For	Votes Withheld
Carol A. Bartz	101,461,195	1,352,596
Mark A. Bertelsen	101,367,091	1,446,700
Crawford W. Beveridge	102,177,363	636,428
J. Hallam Dawson	102,122,039	691,752
Per-Kristian Halvorsen	102,148,167	665,624
Paul S. Otellini	101,883,095	930,696
Mary Alice Taylor	102,144,645	669,146
Larry Wangberg	102,137,483	676,308

The following proposals were approved at our Annual Meeting:

		Affirmative Votes	Negative Votes	Votes Withheld
1.	Approve amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 250 million to 400 million.	96,092,471	6,337,951	383,369
2.	Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending January 31, 2003.	98,471,708	3,998,078	344,005

Item 5.    Other Information

Consistent with Section 10A(i)(2)of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Autodesk is responsible for listing the non-audit services approved by Autodesk’s Audit Committee to be performed by Ernst & Young, Autodesk’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The non-audit services approved by the Audit Committee are statutory audits, international and US tax planning and compliance services, and tax due diligence for acquisitions. These services have been approved in accord with a pre-approval from the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

The Exhibit listed below is filed as part of this Form 10-Q.

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 11, 2002

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)