Form 10-K
period 2003-01-31
AUTODESK INC
filed 2003-04-28
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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

Common Stock, $0.01 Par Value

Preferred Share Rights (currently attached to and trading only with Common Stock)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes ☒    No

As of July 31, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 112.5 million shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on July 31, 2002) was approximately $1.5 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2003, Registrant had outstanding approximately 113.5 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held June 19, 2003 are incorporated by reference in Part III of this Form 10-K. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 31, 2003.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed in this Annual Report, including under “Risk Factors Which May Impact Future Operating Results.” Actual results may vary from those projected in the forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. A forward-looking statement is any statement that looks to future events, including any statements of plans, strategies and objectives of management for the future and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

ITEM 1.    BUSINESS

GENERAL

Autodesk is one of the world’s leading design software and digital content companies for customers involved in building design, civil engineering, manufacturing, utilities, telecommunications and media and entertainment. We provide a broad range of integrated and interoperable design software, Internet services, wireless development platforms and point-of-location applications that empower more than five million users. Our software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

We are organized in two reportable operating segments: the Design Solutions Segment, which accounted for 84% of revenue in fiscal 2003, and the Discreet Segment, which accounted for 16% of revenue in fiscal 2003. A summary of our net revenues, and condensed results of operations for our business segments is found in Note 13 in the Notes to Consolidated Financial Statements.

The Design Solutions Segment derives revenues from the sale of design software products and services to professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and infrastructure management technologies to public and private users. The principal products sold by the Design Solutions Segment include AutoCAD and AutoCAD LT products, which accounted for 43% of our consolidated net revenues for fiscal 2003. In addition to software products, the Design Solutions Segment offers a range of services including consulting, support and training. To date, revenues generated from these services have been insignificant. Approximately 75% of Design Solutions Segment revenue is derived from several countries including the United States (“U.S.”), Japan, Germany, United Kingdom, Italy, France, Canada and China. Additionally, sales of new seat licenses accounted for 72% of fiscal 2003 revenues and upgrades accounted for 18% of fiscal 2003 Design Solutions Segment revenues. In years when major new products are released, revenue from customers upgrading and from new seat licenses has increased.

The Design Solutions Segment consists of the following industry specific business divisions: Manufacturing Solutions Division; Infrastructure Solutions Division (formerly Geographic Information Services); Building Solutions Division; and Platform Technology Division and Other, which includes revenue from our Location Services Division and Autodesk Professional Services Division. Autodesk Professional Services, a newly created separate division, provides integrated consulting, training and support for customers seeking maximum benefit and performance from our products. Our Location Services Division offers a technology platform designed to deliver location-based applications to wired, mobile and wireless users. We market our product, LocationLogic, to wireless carriers and network operators around the world.

The Discreet Segment develops, integrates, markets, sells and supports film and television compositing systems, High Definition (HD) and Standard Definition (SD) broadcast editorial and finishing systems, Digital Cinema production systems for color grading and film finishing, and animation, visualization and streaming media products. Revenues are derived from the sale of products to broadcasters, post production facilities, film studios and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming. Similar to the Design Solutions Segment, in years when new product cycles occur, revenue from customers upgrading and new customer sales has resulted in increased revenue.

During the last three years, we completed the following significant acquisitions: CAiCE Software Corporation (“CAiCE”) in September 2002, Revit Technology Corporation (“Revit”) in April 2002, software division of Media 100, Inc. (“Media 100”) in October 2001, and Buzzsaw.com, Inc. (“Buzzsaw”) in July 2001. For more information about the strategic importance of these acquisitions, refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903. Our telephone number is (415) 507-5000, and our Internet home page is located at www.autodesk.com; however, the information in, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our Internet home page shortly after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

PRODUCTS

Design Solutions Segment

The principal product offerings from the different divisions of the Design Solutions Segment are described below:

Platform Technology Division and Other

The Platform Technology Division and Other accounted for 58% of the Design Solutions Segment revenues in fiscal 2003. The division’s principal product offerings include:

AutoCAD

AutoCAD, which is our flagship product, is a design and drafting platform that automates design tasks and provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction and manufacturing to process plant design and mapping. Architects, engineers, drafters and design-related professionals use AutoCAD to create, view, manage, plot, share, and reuse accurate, information-rich drawings.

In March 2003, we introduced a new release of AutoCAD. AutoCAD 2004 includes new features such as productivity tools and presentation graphics, CAD standards tools and electronic documentation using DWF (Design Web Format) files for easier data sharing and licensing tools for more efficient software management. This release follows the successful launch of AutoCAD 2002 in June 2001, which took advantage of previous product enhancements and also included streamlined standards management using a suite of new, intranet/Internet-enabled CAD standards management tools and enhanced team collaboration features.

AutoCAD LT

AutoCAD LT is used for 2D drafting and detailing by design professionals in all industries who require full DWG file format compatibility and do not need to customize their software. Users can share, with security, all design data with team members who use AutoCAD or Autodesk products built on AutoCAD.

Autodesk Buzzsaw

Autodesk Buzzsaw (formerly known as Autodesk ProjectPoint) is an online collaboration service that allows users to store, manage, and share project documents from any Internet connection. The Autodesk Buzzsaw online work environment integrates a secure project hosting service with CAD-related software, tools, and services. Users benefit from the ability to connect with their project team anytime, regardless of organizational or geographical boundaries. Autodesk Buzzsaw has recently become part of the Building Solutions Division, but for fiscal year 2003 was reported in the Platform Technology Division and Other.

Autodesk LocationLogic

LocationLogic provides wireless carriers with location services, including the ability to handle high location services transaction volume, support for real-time data communication, and support for a variety of end-user devices, including mobile phones, PDAs and laptop computers. LocationLogic aggregates, integrates and manages all information relevant to a user’s location and preferences and makes that information useful for real-life applications, such as “Find me the nearest...” or “Provide the fastest route...”

Manufacturing Solutions Division

The Manufacturing Solutions Division accounted for 17% of Design Solutions Segment revenues in fiscal 2003. The division’s principal product offerings include:

Autodesk Inventor Series

Autodesk Inventor Series, which accounts for a significant portion of the Manufacturing Solution Division’s revenues, delivers Autodesk Mechanical Desktop, based on AutoCAD software, and Autodesk Inventor software, in one solution. Autodesk Inventor software is a 3D mechanical design creation tool that provides users an assembly-centric solid modeling (3D) and drawing production (2D) system together with adaptive design functionality. Users benefit from on-demand large assembly segment loading, adaptive design, layout and assembly functionality for solving function before form, built-in collaboration and design management tools and AutoCAD file compatibility.

AutoCAD Mechanical

AutoCAD Mechanical software offers 2D mechanical design and engineering tools that are seamlessly compatible with all AutoCAD-based applications.

Building Solutions Division

The Building Solutions Division accounted for 10% of Design Solutions Segment revenues in fiscal 2003. The division’s principal product offerings include:

Autodesk Architectural Desktop

Autodesk Architectural Desktop software supports the architectural design process from conceptual design to design development, through construction documentation. Autodesk Architectural Desktop features industry-

specific 2D production drafting functionality and integrated and accessible 3D design options and all the functionality from AutoCAD. Users benefit from simplified mass modeling, intelligent building components, style definitions and layer management according to industry standards.

Autodesk Revit

The Autodesk Revit platform, a new product offering since our acquisition of Revit in April 2002, provides architects, design-build teams and other building industry professionals a complete architectural design and documentation system supporting all phases of design and all the architectural drawings and schedules required for a building project. Autodesk Revit collects information about the building project and coordinates this information across all other representations of the project so that every drawing sheet, 2D and 3D view, and schedule is based on information from the same underlying building database. The Autodesk Revit parametric change engine automatically coordinates changes made anywhere—in model views or drawing sheets, schedules, sections or plans.

Infrastructure Solutions Division

The Infrastructure Solutions Division accounted for 15% of Design Solutions Segment revenues in fiscal 2003. The division’s principal product offerings include:

Autodesk Map

Autodesk Map is the Autodesk solution for precision mapping and geographic information system analysis in the AutoCAD environment. It contains the complete AutoCAD toolset to enhance productivity, plus it offers specialized functionality for creating, maintaining and producing maps and geospatial data.

Autodesk Land Desktop

Autodesk Land Desktop is our land development design tool for the AutoCAD environment built around a centralized product structure that stores critical data—points, terrain models and alignments—in a central location where they can be shared by team members. Users benefit from tools that create and label survey points, define and edit parcels and roadway alignments, automate drafting procedures, create terrain models and calculate volumes and contours.

Discreet Segment

The principal product offerings from the Discreet Segment are discussed below:

3ds max

3ds max is a professional 3D modeling, animation and rendering software package providing advanced tools for character animation, next-generation game development, design visualization and visual effects production. Animators, designers and game developers benefit from the unified, object-oriented platform, customizable real-time interface, multiple-processor support and 3D graphics acceleration capabilities, as well as support for a wide range of plug-ins and specialized products such as Discreet’s character studio.

flame

flame, Discreet’s flagship on-line visual effects system, is a creative solution that allows artists to craft visual effects for feature films, television commercials, music videos and broadcast promos and IDs at the highest resolutions from film to HD television. It offers the ability to interactively create, composite and edit the most challenging sequences that merge live action with computer-generated imagery, including new support in version 8 for editing, 3D graphics and mixed resolutions. Post-production facilities and broadcasters integrate flame within dedicated suites and networked environments.

inferno

inferno, an on-line visual effects system, is a creative solution that builds on the features set of flame with film tools, and increased image resolution and color control for digital film work, including film specific tools for grain management, wire and scratch removal and color calibration. It is tuned to provide the highest levels of feedback on large format imagery and is designed specifically for film and HD content.

smoke

smoke is an on-line, non-linear creative editing and finishing solution that enables editors to edit, conform and finish television commercials, broadcast programming and other content. Editors benefit from support for HD and standard definition resolutions, which offers a proven investment for HD mastering, as well as the ability to work in a 3D environment, and compatibility with Discreet’s visual effects systems flame and inferno.

cleaner XL

cleaner XL is Discreet’s media mastering tool used to prepare digital media for delivery to DVD, CD-Rom, websites, PDAs and mobile phones. As mobile devices and DVD production proliferates, compressionists and editors benefit from a rich set of video and audio filters and encoding support for a wide range of popular formats including Windows Media, Quick Time, Real and MPEG 2 and 4.

combustion

combustion is a powerful, resolution-independent, vector paint, animation and compositing solution for multi-format work from the web to video and HDTV to feature film. combustion is available for both Apple® Mac OS® (OS 9.x, OS X v10.x) and Windows® (XP, NT, 2000) systems and features an advanced object-oriented architecture with extensive caching, multiple views and real-time loop playback. combustion is setting a new standard for interactive performance on the desktop.

Autodesk Subscription Program

In addition to sales of new software licenses and upgrades, we offer customers a subscription option. The Autodesk Subscription Program is available for a majority of our Design Solution products as well as Discreet’s 3ds max. Under the program, members who own the most recent version of the underlying product participate in a simplified upgrade process, feature-enhancing extensions, downloadable e-Learning courses and optional on-line support. Users benefit from incremental product releases and extensions.

PRODUCT DEVELOPMENT AND INTRODUCTION

We continue to enhance our product offerings and develop new products to meet changing customer demands. Research and development expenditures amounted to 21% of fiscal 2003 revenues. The majority of our basic research and product development is performed in the U.S., while translation and localization of foreign-market versions, as well as some product development, is performed by development teams or contractors in our local markets. We generally translate and localize our products into French, Italian, German, Spanish, Japanese and various Chinese dialects. Various aspects of our product-related functions, including software development, localization, quality assurance and technical publications, are performed in Canada, Europe and Asia.

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software, as well as changes in customer requirements and preferences. To keep pace with these changes, we maintain an aggressive program of new product development to address demands in the marketplace for increased connectivity and use of digital data created by our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. These investments may not result in sufficient revenue generation to justify their costs or our competitors may introduce new products and services that achieve acceptance among our current customers, either of which would likely adversely affect our competitive position.

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

Independent firms and contractors perform some of our product development activities, while other technologies are licensed from third parties. Licenses may restrict use of such technology in ways that negatively affect our business. We generally either own or license the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able or willing to provide development support to us in the future. Similarly, we may not be able to obtain and renew existing license agreements on favorable terms, if at all, and any failure to do so would likely harm our business.

Our business strategy has historically depended in part on our relationships with third-party developers, who provide products that expand the functionality of our software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. In particular markets, this disruption could negatively impact these third-party developers and end users, which could harm our business.

MARKETING AND SALES

We sell our products and services both directly to customers, which include large corporations, and through established distributors and resellers. Our customer-related operations are divided into three geographic regions, the Americas, Europe and Asia/Pacific, and are supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and foreign offices.

We also work directly with reseller and distributor sales organizations, computer manufacturers, other software developers and peripheral manufacturers in cooperative advertising, promotions and trade-show presentations. We employ mass-marketing techniques such as web casts, seminars, telemarketing, direct mailings and advertising in business and trade journals. We have a worldwide user group organization dedicated to the exchange of information related to the use of our products.

Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction, such as current worldwide economic conditions, and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. While no single customer, distributor or reseller accounted for more than 10 percent of our consolidated net revenues in any of the past three fiscal years, the loss of, or a significant reduction in, business or failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business.

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to be a significant portion of our consolidated net revenues. We are in a time of significant political unrest and economic troubles. Continued economic weakness in any of the countries which contribute a significant portion of our net revenues would likely have a material adverse effect on our business. A summary of our financial information by geographic location is found in Note 13 in the Notes to Consolidated Financial Statements.

CUSTOMER AND RESELLER SUPPORT

Through our Autodesk Professional Services Division for Design Solutions products and through Discreet for its products, we provide technical support and training to customers through a leveraged model, augmented by programs designed to address specific direct needs. We expect that end users rely primarily on their resellers and distributors for technical support. We support the resellers and distributors through technical product training, sales training classes, the Internet and direct telephone support. Support content is also available on the Product Support portion of our Internet site. There are also a number of user group forums in which customers are able to share information.

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

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the computer software industry. Accordingly, we do not maintain a significant backlog. Moreover, the backlog as of any particular date gives no indication of actual sales for any succeeding period.

COMPETITION

We compete with a variety of companies in different aspects of our business.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance capacity at progressively lower prices contributes to the ease of market entry. The markets in which we compete are fairly mature and characterized by vigorous competition; both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, the availability of third-party application software is a competitive factor within the CAD market. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which could harm our business. Furthermore, some of our competitors have greater financial, technical, sales and marketing and other resources.

We believe that our future results depend largely upon our ability to offer new products and to continue to provide existing product offerings that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation, price and training.

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

From time to time, we receive claims alleging infringement of a third party’s intellectual property rights, including patents. Litigation often becomes more likely in times of economic downturn. Disputes involving our intellectual property rights or those of another party have in the past and may in the future lead to, among other things, costly litigation or product shipment delays, which could harm our business.

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

While we have recovered some revenues resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists. We believe, however, that software piracy is and can be expected to be a persistent problem.

PRODUCTION AND SUPPLIERS

Production of our Design Solutions Segment software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include CD-ROMs and diskettes, which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Production is generally performed in leased facilities operated by us. Some product assembly is also performed by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

In addition, the Discreet segment has historically relied on third-party vendors for the supply of hardware components used in its systems. Many of the Discreet’s software products currently run on workstations manufactured by Silicon Graphics, Inc. (“SGI”). There are significant risks associated with this reliance on SGI and Discreet may be impacted by unforeseen difficulties associated with adapting their products to future SGI products and the timing of the development and release of SGI products.

EMPLOYEES

As of January 31, 2003, we had 3,498 full-time equivalent employees. None of our employees in the U.S. are represented by a labor union; however, in certain foreign countries, our employees are represented by worker councils. We have never experienced any work stoppages.

Our continued growth and future success is highly dependent on the ability to attract, retain and motivate highly skilled employees.

ITEM 2.    PROPERTIES

Our executive offices and the principal offices for domestic marketing and sales and production are located in leased office space in northern California. We also lease space in various locations throughout the U.S. for local sales, development and technical support personnel. Our foreign subsidiaries lease office space for their operations including local sales, product development and technical support personnel. During fiscal 2003 we closed several domestic and international offices in an effort to reduce operating expense levels.

We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and D-Cubed Ltd. (“D-Cubed”), seeking (1) a declaration that (a) Autodesk had breached the ten year old development agreement between Spatial and Autodesk (“Development Agreement”) and (b) that Autodesk and D-Cubed had misappropriated the trade secrets of Spatial (2) an injunction preventing Autodesk from disclosing ACIS source code to D-Cubed and (3) an injunction preventing Autodesk from working with individuals who had previously worked on ACIS source code for Spatial. ACIS is a geometric solid modeler upon which Autodesk ShapeManager is derived. Autodesk ShapeManager is incorporated into a number of Autodesk products, including Autodesk Inventor Series, AutoCAD based products and 3ds max.

After a hearing on January 23, 2002, the Superior Court denied Spatial’s motion for a preliminary injunction, finding that Spatial had failed to establish that it was likely to prevail on the merits at trial. On August 1, 2002, Spatial amended its complaint to seek the following additional remedies: (1) a declaration regarding the appropriate location of the ACIS source code and (2) termination of Development Agreement, including our right to work with third party contractors on the ACIS source code and the perpetual right to incorporate and distribute ACIS with our products. On October 16, 2002, Spatial dismissed all of its claims for misappropriation of trade secrets against Autodesk and D-Cubed. On February 13, 2003, the Court granted D-Cubed Ltd.’s motion for summary judgment and denied our motion for summary adjudication of issues. We filed a motion for reconsideration of the court’s ruling to be argued in May 2003. The case is now scheduled for trial in June 2003.

We believe that Spatial’s claims are without merit, and we are contesting them vigorously. Although the results of litigation are inherently uncertain, we believe that the ultimate resolution of this matter will not have material effect on our consolidated statements of financial condition, results of operations or cash flows. However, if Spatial were to prevail at trial on its request to terminate the perpetual license to ACIS, and we could not obtain a license on acceptable terms or license or develop a substitute technology, our business and operating results could be materially adversely affected. During the fourth quarter of fiscal 2003 we recorded a $2.5 million reserve related to this matter.

On October 7, 2002, Digimation Inc. filed a demand for arbitration against Autodesk with the American Arbitration Association alleging breach of contract and interference with prospective economic advantage and business relations. The claims arise out of a November 1998 Preferred Publisher Agreement (the “PPA”) entered into with our Discreet division and relate to the marketing, publishing, development and support of software plug-ins for our 3ds max application. We have counter-claimed against Digimation for, among other things, Digimation’s failure to perform under the PPA. We believe that the ultimate resolution of this matter will not have a material effect on our consolidated statements of financial condition, results of operations or cash flows.

Generally, we are involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant

The following sets forth certain information as of January 31, 2003 regarding our executive officers:

Name	Age	Position
Carol A. Bartz	54	Chairman of the Board, Chief Executive Officer and President
Joseph H. Astroth	47	Executive Vice President, Location Services Division
Carl Bass	45	Executive Vice President, Design Solutions Group
Jan Becker	49	Senior Vice President, Human Resources and Corporate Real Estate
Alfred J. Castino	50	Senior Vice President and Chief Financial Officer
Paul Lypaczewski	45	Executive Vice President, Discreet Division
Marcia K. Sterling	59	Senior Vice President, General Counsel and Secretary
Michael E. Sutton	57	Executive Vice President, Business Operations
Tom Vadnais	55	Executive Vice President, Autodesk Professional Services

Carol A. Bartz joined Autodesk in April 1992 and serves as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is a director of Network Appliance, Inc., BEA Systems, Inc., Cisco Systems, Inc., and the New York Stock Exchange. Prior to joining Autodesk, Ms. Bartz held various positions at Sun Microsystems, Inc., including Vice President, Worldwide Field Operations from July 1990 through April 1992.

Joseph H. Astroth joined Autodesk in January 1996 and serves as Executive Vice President, Location Services Division. Previously, he was Executive Vice President, Infrastructure Solutions Division from January 1996 to December 2000. From September 1989 through December 1995, Mr. Astroth held various positions with Graphic Data Systems Corporation including Director, Environmental Market Group, from January 1993 to June 1994, and Vice President of Product Management, Engineering, from June 1994 to December 1995.

Carl Bass joined Autodesk in September 1993 and serves as Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. Prior to joining Autodesk, Mr. Bass was cofounder and Chief Technical Officer of Ithaca Software from May 1986 to August 1993.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000 and previously served in other capacities in the Human Resources Department.

Alfred J. Castino joined Autodesk in August 2002 and serves as Senior Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Castino was Chief Financial Officer for Virage, Inc., a video and media communication software company from January 2000 to July 2002 and from August 1999 to January 2000 he served as Chief Financial Officer for RightPoint, Inc., an e-marketing company. Prior to this, Mr. Castino served as Vice President of Finance and then Senior Vice President and Chief Financial Officer at PeopleSoft, an enterprise software company, where he worked from September 1997 to August 1999.

Paul Lypaczewski joined Autodesk in August 2000 as Executive Vice President, Discreet Division. Prior to joining Autodesk, Mr. Lypaczewski was Chief Operating Officer for Cyberwold, Inc., a multimedia software company, from October 1999 to August 2000 and from 1998 to October 1999 he served as President and CEO of TrueSpectra Inc., an image serving software company. From 1995 to 1998 he held various positions with Alias/Wavefront, a 3D graphics software company.

Marcia K. Sterling joined Autodesk in October 1995 and serves as Senior Vice President, General Counsel and Secretary. From September 1982 to October 1995, she practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, where she was a partner.

Michael E. Sutton joined Autodesk in October 1986 and serves as Executive Vice President, Business Operations. Previously, Mr. Sutton served as Executive Vice President, Worldwide Field Organization and in other capacities at Autodesk. From June 1993 through September 1998, Mr. Sutton served as Vice President, Europe/Middle East/Africa.

Tom Vadnais joined Autodesk in January 2002 and serves as Executive Vice President of Autodesk Professional Services. Prior to joining Autodesk, Mr. Vadnais was President and CEO of Mediaplex, Inc., a digital advertising and customer relationship management company, from April 2001 until Mediaplex was acquired by ValueClick, an internet advertising solutions company. During January 2002, and from May 1999 to January 2001, he served as President and COO of DPRC, a professional services company, until DPRC was acquired by Compuware Corporation, a software development company. Following the acquisition, Mr. Vadnais served as Executive Vice President, Professional Services of Compuware. Mr. Vadnais also served as President and COO of Tascor, Inc., from 1992 to 1999. Mr. Vadnais serves on the board of ValueClick, Inc.

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

	High	Low
Fiscal 2003
First Quarter	$23.19	$17.21
Second Quarter	$18.28	$10.96
Third Quarter	$13.92	$10.85
Fourth Quarter	$15.95	$12.48

	High	Low
Fiscal 2002
First Quarter	$19.72	$12.59
Second Quarter	$19.40	$15.27
Third Quarter	$19.42	$14.80
Fourth Quarter	$20.79	$16.59

Dividends

Adjusted for a stock split in April 2002, we paid quarterly dividends of $0.03 per share in fiscal 2003 and 2002 to Autodesk stockholders. We currently intend to continue paying regular cash dividends on a quarterly basis.

Stockholders

As of January 31, 2003 the number of common stockholders of record was 857. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The financial data for the years ended January 31, 2003, 2002 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The financial data for the years ended January 31, 2000 and 1999 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
For the Fiscal Year
Net revenues	$824,945	$947,491	$936,324	$848,051	$893,832
Income from operations(1)	24,962	98,174	140,014	763	142,087
Net income(1)(2)(3)	31,904	90,313	93,233	9,808	97,132
At Year End
Total assets	$883,650	$902,444	$807,759	$902,946	$819,927
Long-term liabilities	4,414	2,479	1,208	1,255	3,486
Common stock data
Basic net income per share	$0.28	$0.83	$0.82	$0.08	$0.86
Diluted net income per share	0.28	0.80	0.80	0.08	0.82
Dividends paid per share	0.12	0.12	0.12	0.12	0.10

(1)	Fiscal 2003, 2002 and 2000 results were impacted by restructuring and other charges. See Note 11, Restructuring and Other, in the Notes to Consolidated Financial Statements for further discussion.
(2)	Fiscal 2002 results were also impacted by a one-time non-cash gain of $9.5 million related to the dissolution of an affiliate. Fiscal 2003 results were also impacted by a non-recurring tax benefit of $3.8 million. See Note 4, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.
(3)	Fiscal 2002, 2001, 2000 and 1999 results were also impacted by goodwill amortization charges of $19.9 million, $24.3 million, $24.4 million and $25.1 million, respectively. See Note 1, Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding net revenues, revenue mix, level of product returns, gross margins, costs and expenses, legal contingencies and restructuring activity, as well as statements involving trend analyses and statements including such words as “we believe” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth elsewhere herein, including “Risk Factors Which May Impact Future Operating Results.”

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net revenues, costs and expenses and related disclosures. We regularly evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 in the Notes to Consolidated Financial Statements, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition.    Our accounting policies and practices are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Based on whether the sale is product or service related, we recognize revenue as follows. Product sales are recognized at the time of shipment as long as all other criteria for revenue recognition have been met. Subscription, customer support and hosted service revenues are recognized ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed.

Allowance for Bad Debts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At January 31, 2003, we had a bad debt reserve of $9.2 million.

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

Product Return Reserves.    With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. At January 31, 2003, we had a product returns reserve of $19.8 million.

In the past three years, product returns as a percentage of applicable revenues have been in the range of 4% to 7% annually. During fiscal year 2003, product returns as a percentage of applicable revenue was 6%. The product return reserves are based on estimated channel inventory levels, the timing of new product introductions and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2004, the more product returns we expect. During fiscal year 2003, we recorded a reserve for product returns of $33.3 million, which reduced our gross sales.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and proper, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

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

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. When assessing long-lived assets, we use undiscounted cash flow models. Impairment charges, if any, result in situations when the fair values of these assets are less than their carrying values.

In addition to our recoverability assessments, we routinely review the remaining estimated useful lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters. This situation occurred during the fourth quarter of fiscal 2003 resulting in additional amortization expense of $0.3 million.

We will continue to evaluate the values of our long-lived assets in accordance with applicable accounting rules. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Goodwill.    On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Therefore, we no longer amortize goodwill. We test goodwill for impairment annually in the fourth quarter or sooner whenever events or changes in circumstances indicate potential impairment. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets.    We currently have $27.2 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of future taxable income of approximately $70.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses Associated with Office Closures.    During the year ended January 31, 2003, we recorded restructuring charges of $25.9 million of which $12.5 million related to the closure of several domestic and international offices. These office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected subleasing income. The projected subleasing income amounts were calculated by using information provided by third-party real estate brokers and management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. Should real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such determinations are made. This situation occurred during fiscal 2002 and 2003 and we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse some of the underlying restructuring accruals, which will result in increased net income in the period when such determinations are made.

Legal Contingencies.    As described in Item 3. Legal Proceedings and Note 7, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. During the fourth quarter of fiscal 2003 we recorded a $2.5 million reserve related to the Spatial matter. Because of inherent uncertainties related to these legal matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly results of operations.

Stock Option Accounting.    We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant.

Had we recorded compensation expense, our net income would have been substantially less. The impact of expensing employee stock awards is further described in Note 1 in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

During November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that at the time a guarantee is issued, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. We adopted the provisions of FIN 45 effective January 31, 2003. Some of the software licenses we grant contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions.

Overview of Fiscal 2003 Results of Operations

(in thousands)

	For the year ended January 31, 2003	As a % of Net Revenues	For the year ended January 31, 2002	As a % of Net Revenues
Net Revenues	$824,945	100%	$947,491	100%

Cost of revenues	140,162	17%	151,203	16%
Operating expenses	633,635	77%	643,581	68%
Amortization of goodwill and purchased intangibles	299	—	20,903	2%
Restructuring and other	25,887	3%	33,630	4%

Income from Operations	$24,962	3%	$98,174	10%

Our fiscal 2003 net revenues were down 13 percent from the prior fiscal year. This revenue decline resulted in an operating margin of 3 percent of fiscal 2003 net revenues as compared to 10 percent in fiscal 2002 and 15 percent in fiscal 2001. The decline in revenue this year was due to two primary factors.

First, we faced a difficult customer purchasing environment across the industries we serve, particularly manufacturing, commercial construction, and media and entertainment. Our customers both delayed purchases and purchased in smaller quantities than we would normally expect. We believe our customers were impacted by economic pressures in their own businesses.

Second, our revenues were impacted by a relatively slow year for new product releases across many of our divisions, leading to weakness in sales of both new commercial seats as well as sales of upgrades. In previous years, when new product cycles occurred such as for AutoCAD, our flagship product, revenues from customers upgrading and new commercial seat licenses resulted in significant revenue growth between years. During fiscal 2003, upgrade revenues for our software products decreased to $85.6 million from $258.4 million in the previous year, which is a decline much greater than the decrease in total net revenues between years. Our most significant new product releases occurred either late in fiscal 2003 or are scheduled for release early in fiscal 2004.

During fiscal 2002, we introduced in the U.S. the Autodesk Subscription Program, which is an option for our customers who own the most recent version of the underlying product. Through this program, which is available for a majority of our Design Solutions products as well as Discreet’s 3ds max, we offer customers strong value while allowing us to reduce our dependence on revenues from customers upgrading when new product cycles occur. While the customer subscription program met our internal growth goals during fiscal 2003, subscription revenues were not yet large enough to offset the relatively weak upgrade sales. This was due to the ratable revenue recognition model that we use for subscription bookings and the lack of availability of the subscription program in several regions outside of the U.S.

Each of our sales geographies suffered due to the two factors described above. We generate a significant amount of revenue in several countries, including the U.S., Japan, Germany, United Kingdom, Italy, France, Canada and China. Japan was particularly weak in our Asia Pacific region, due largely to continued weakness in the Japanese economy.

Our operating margins are very sensitive to reductions in sales revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. During fiscal 2003 we invested in several new internal product initiatives which we believe will contribute to future operating margin growth. These investments were in areas such as product lifecycle management, building lifecycle management, location based services, online collaborative services and desktop video.

We have chosen to continue each of these important investments during our current sales slowdown because we believe each of them is very promising, and we believe our ability to fund such investments during an economic slowdown is a strong competitive advantage. By continuing to fund these initiatives, we have explicitly chosen not to reduce our costs to a level that would achieve historical operating margin levels.

During fiscal 2003, we acquired three new businesses, Revit Technology Corporation, CAiCE Software Corporation and truEInnovations, Inc. These investments either provide us with future opportunities in markets where we have a limited presence or supplement existing technology. For a more detailed discussion, see Note 10, Business Combinations, in the Notes to Consolidated Financial Statements.

During fiscal 2003, we continued our cost reduction efforts, primarily in areas such as employee and facilities related costs. The objective of this restructuring activity and other cost saving initiatives, such as no incentive bonus payouts and mandatory time off for our employees, was to provide a level of profitability and provide funding during fiscal 2003 for the investments described above. We believe that our recent activities will result in an annual operating expense run rate between $650.0 million to $660.0 million, exclusive of any additional restructuring or unusual charges. At this operating expense level, we expect to continue to remain profitable at recent levels of revenue and be able to fund investments we believe will increase future revenues and operating margins.

Throughout fiscal 2003, we maintained a financially strong balance sheet and we generated $86.2 million of cash from our operating activities. We finished the year with $411.0 million in cash and marketable securities and a significantly higher deferred revenue balance as compared to the previous year. Over 60 percent of the deferred revenues balance at January 31, 2003 consisted of customer subscription contracts, which as described previously will be recognized as revenue ratably over the life of the contracts.

Results of Operations

Net Revenues

		Increase (decrease) compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2003	$	percent	Fiscal 2002	$	percent	Fiscal 2001
	(in millions)
Net Revenues by Geographic Area:
Americas	$374.2	$(59.5)	(14%)	$433.7	$1.0	0%	$432.7
Europe	263.4	(27.4)	(9%)	290.8	(5.2)	(2%)	296.0
Asia Pacific	187.3	(35.7)	(16%)	223.0	15.4	7%	207.6

	$824.9	$(122.6)	(13%)	$947.5	$11.2	1%	$936.3

Net Revenues by Operating Segment:
Design Solutions	$696.4	$(95.0)	(12%)	$791.4	$48.3	6%	$743.1
Discreet	128.5	(27.6)	(18%)	156.1	(37.1)	(19%)	193.2

	$824.9	$(122.6)	(13%)	$947.5	$11.2	1%	$936.3

Net Design Solutions Revenues:
Manufacturing Solutions Division	$118.8	$(11.4)	(9%)	$130.2	$(3.8)	(3%)	$134.0
Infrastructure Solutions Division	103.4	(13.0)	(11%)	116.4	18.9	19%	97.5
Building Solutions Division	73.5	(9.4)	(11%)	82.9	25.3	44%	57.6
Platform Technology Division and Other	400.7	(61.2)	(13%)	461.9	7.9	2%	454.0

	$696.4	$(95.0)	(12%)	$791.4	$48.3	6%	$743.1

Our net revenues for fiscal 2003 were $824.9 million as compared to $947.5 million in fiscal 2002. Net revenues decreased in all three geographic areas. As previously described, the overall decrease was primarily due to a difficult selling environment across the industries we serve and by a slow year for new product releases. With most of our competitors suffering similar slowdowns, we do not believe we have lost market share to competitors. The timing of our product cycles typically impact the amount of sales in periods when new releases occur. Should the difficult economic environment continue, our net revenues in fiscal 2004 will be adversely affected.

Net revenues in the Americas decreased to $374.2 million in fiscal 2003 from $433.7 million in fiscal 2002 due primarily to lower sales of Design Solutions products as a result of poor economic conditions in the industries that constitute our customer base. Net revenues in Europe decreased to $263.4 million in fiscal 2003 from $290.8 million in 2002 due to the impact of lower customer spending across product lines. Net revenues in Asia Pacific decreased to $187.3 million in fiscal 2003 from $223.0 million in fiscal 2002 due primarily to weakness in the Japanese economy.

Net revenues for the Discreet Segment were $128.5 million in fiscal 2003 as compared to $156.1 million in fiscal 2002 as advanced system sales were significantly affected by the timing of new product releases and delays in customer purchases as those customers were severely impacted by the economic slow down in the media, advertising and entertainment sectors. Discreet advanced system sales are dependent upon capital spending from post production companies. Demand from post production companies is largely dependent upon television advertising spending. Television advertising spending has been weak over the past two years.

In the Design Solutions Segment, net revenues from sales of combined AutoCAD and AutoCAD LT products decreased to $357.0 million in fiscal 2003 from $439.8 million in fiscal 2002 due primarily to a weak spending environment across the industries we serve, and reduced revenues in anticipation of new product releases. Although we have been reducing our dependence on key product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 43 percent of our consolidated net revenues in fiscal 2003 and 46 percent of our consolidated net revenues in fiscal 2002. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease as a result of weakened demand due to poor economic conditions in the industries that constitute our customer base, our results of operations will be adversely affected.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in fiscal 2003. Had exchange rates from the prior year been in effect in fiscal 2003, translated international revenue billed in local currencies would have been $14.1 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues in fiscal 2004.

International sales accounted for approximately 61 percent of our net revenues in fiscal 2003 as compared to 66 percent in the prior fiscal year. We believe that international sales will continue to be a significant portion of total revenues. Many world economies are in the midst of current economic slowdowns. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

Our net revenues for fiscal 2002 were $947.5 million as compared to $936.3 million in fiscal 2001. Increased net revenues in Asia Pacific and the Americas were partially offset by lower sales in Europe.

Net revenues for the Discreet Segment were $156.1 million in fiscal 2002 as compared to $193.2 million in the prior fiscal year as advanced system sales were significantly affected by a slowdown in the media, advertising and entertainment sectors upon which product sales depend.

Net revenues for the Design Solutions Segment were $791.4 million in fiscal 2002 as compared to $743.1 million in the prior fiscal year. The overall increase in segment revenues was attributable to a stronger portfolio of product offerings, such as Autodesk Inventor, Autodesk Architectural Desktop, Autodesk Map, Autodesk Land Desktop and AutoCAD 2002, and increased customer demand for greater productivity tools. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT accounted for 46 percent of our consolidated net revenues in fiscal 2002 and 47 percent of our consolidated net revenues in fiscal 2001.

The stronger value of the U.S. dollar, relative to international currencies, had a negative impact on net revenues in fiscal 2002. Had exchange rates from the prior year been in effect in fiscal 2002, translated international revenue billed in local currencies would have been $23.2 million higher.

International sales accounted for approximately 66 percent of our net revenues in fiscal 2002 as compared to 60 percent in the prior fiscal year. We believe that international sales will continue to be a significant portion of total revenues.

Cost of Revenues

	Fiscal 2003	Increase (decrease) compared to prior fiscal year			Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	percent	Fiscal 2002	$	percent
	(in millions)
Cost of revenues	$140.2	$(11.0)	(7%)	$151.2	$1.0	1%	$150.2
As a percentage of net revenues	17%			16%			16%

Cost of revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software and the labor cost of processing orders and fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI for the Discreet Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials, and shipping and handling costs.

The decrease of $11.0 million between fiscal years 2003 and 2002 was due primarily to the mix of product sales and overall lower revenue between years.

The cost of revenues in fiscal year 2002 was the same as a percentage of net revenues and similar in absolute dollars to cost of revenues in fiscal year 2001.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales, increased consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and the geographic distribution of sales. However, we expect future cost of revenues as a percentage of net revenues to remain within our historical range of 16 to 20 percent.

Marketing and Sales Expenses

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	percent		$	percent
	(in millions)
Marketing and sales	$331.7	$(11.8)	(3%)	$343.5	$25.7	8%	$317.8
As a percentage of net revenues	40%			36%			34%

Marketing and sales expenses include salaries, dealer and sales commissions, and travel and facility costs for our marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions, as well as various sales and promotional programs designed for specific sales channels and end users.

The decrease of $11.8 million between fiscal years 2003 and 2002 was due primarily to lower dealer and sales commissions of $4.6 million due to lower revenue, lower rent and occupancy charges of $1.4 million, which resulted from cost saving initiatives, and lower professional services of $4.5 million.

The increase of $25.7 million between fiscal years 2002 and 2001 was primarily due to higher employee-related expenses resulting from an increasing focus on direct sales to major accounts.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development Expenses

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	percent		$	percent
	(in millions)
Research and development	$173.0	$4.4	3%	$168.6	$(1.9)	(1%)	$170.5
As a percentage of net revenues	21%			18%			18%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development. The increase of $4.4 million between fiscal years 2003 and 2002 was primarily due to incremental costs resulting from our recent acquisitions of Revit in April 2002 and CAiCE in September 2002 and our continued funding of location based services and product lifecycle management initiatives. Research and development expenses for fiscal year 2003 were offset by $3.6 million of capitalized development costs mostly associated with AutoCAD 2004, which was released in March 2003.

Research and development expenses in fiscal year 2002 were the same as a percentage of net revenues and similar in absolute dollars to research and development expenses in fiscal year 2001.

We expect that research and development spending will continue to be significant in fiscal 2004 as we continue to invest in product development.

General and Administrative Expenses

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	percent		$	percent
	(in millions)
General and administrative	$128.9	$(2.6)	(2%)	$131.5	$(1.0)	(1%)	$132.5
As a percentage of net revenues	16%			14%			14%

General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations. We generally do not allocate these costs to the business divisions they support, so such expenses impact general and administrative rather than cost of revenues, research and development or marketing and sales expenses. The decrease of $2.6 million between fiscal years 2003 and 2002 was due primarily to lower rent and occupancy charges of $1.7 million, which resulted from cost saving initiatives, and a $4.9 million decrease in bad debt expense, as a result of improved collection of trade receivables. These decreases were primarily offset by $3.5 million of additional legal settlement reserves, of which $2.5 million was specifically set aside for the Spatial legal proceedings matter.

General and administrative expenses in fiscal year 2002 were the same as a percentage and similar in absolute dollars to general and administrative expenses in fiscal year 2001.

We currently expect that in the coming year general and administrative expenses, as a percentage of net revenues, will remain generally consistent with the level experienced in fiscal 2003.

Other Intangible Assets.    Amortization of purchased intangibles is provided on a straight-line basis over the respective useful lives of the assets, which range from three to seven years. Amortization expense was $0.3 million in fiscal 2003, $1.0 million in fiscal 2002 and $2.2 million in fiscal 2001.

Goodwill Amortization Expense.    On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Therefore, Autodesk no longer amortizes goodwill but rather tests it for impairment annually in the fourth quarter. There was no impairment of goodwill during the year ended January 31, 2003. Goodwill amortization expense was $19.9 million in fiscal 2002 and $24.3 million in fiscal 2001.

Restructuring and Other Charges

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	percent		$	percent
	(in millions)
Restructuring and other	$25.9	$(7.7)	(23%)	$33.6	$34.8	2900%	$(1.2)

During fiscal 2003 Autodesk recognized $25.9 million of restructuring and other charges resulting solely from restructuring activities. Of the $25.9 million, $10.7 million related to additional costs associated with the fiscal 2002 restructuring plan and $18.2 million related to a new fiscal 2003 restructuring plan partially offset by a credit of $3.0 million resulting from accrual reversals. Of the $10.7 million related to the fiscal 2002 plan, $1.2 million related to the further consolidation of certain European offices and the remaining $9.5 million resulted from increases to estimated accrued liabilities related to vacated facilities. Since these offices were closed in fiscal 2002, there has been a significant downturn in the real estate market, particularly in Northern California where some of the offices are located. As such, we were unable to either buyout the remaining lease obligations at favorable amounts or sub-lease the space at amounts originally estimated during fiscal 2002.

During the third quarter of fiscal 2003 the Board of Directors approved a new restructuring plan that resulted in the termination of 394 employees and the closure of several additional international and domestic offices. As a result of the restructuring plan approved in the third quarter of 2003, we expect to realize immediate pretax savings of $10.0 million per quarter and increased cash flows of $10.0 million per quarter. These savings are expected to last for the next several quarters and the pretax savings will be reflected in each on-going cost and expense line item in the consolidated statements of income. Both the pretax and cash flow savings are being used to fund the new business opportunities previously described. During the year ended January 31, 2003, we recognized $18.2 million of expenses as part of this restructuring effort, of which $16.5 million related to employee termination costs and $1.7 million related to office closures. Employee termination costs consisted of wage continuation, advance notice pay, medical benefits, and outplacement costs for 184 employees in the U.S. and 210 employees outside the U.S. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. During fiscal year 2003 we also reversed $2.0 million and $1.0 million of facility related accruals related to restructuring reserves established in fiscal 2002 and fiscal 2000, respectively. The facility-related accruals were settled for less than originally estimated.

During fiscal 2002 we recognized $33.6 million of restructuring and other charges. These charges resulted from restructuring activities ($24.5 million), in-process research and development expenses related to the acquisition of Media 100 ($3.2 million), the wind-down costs associated with the dissolution of RedSpark, a development stage company ($3.6 million), and a goodwill write-off of $2.3 million. The write-off of goodwill primarily related to an acquired Infrastructure Solutions Division business and resulted from a strategic decision to abandon the underlying product line.

The restructuring costs, which were part of a formal exit plan approved by our Board of Directors during the second quarter of fiscal 2002, were in connection with our effort to reduce operating expense levels. During that same quarter, we reduced our revenue estimates for the remainder of fiscal 2002. As a result of the restructuring we realized immediate pretax savings of $6.0 million per quarter and increased cash flows of $4.0 million per quarter in addition to the savings expected to be realized from the 2003 restructuring plan. These savings are expected to last for the next several quarters and the pretax savings have been reflected in each on-going cost and expense line item in the consolidated statements of income. Both the pretax and cash flow savings were re-invested in other parts of the business.

During fiscal 2001 we reversed $1.2 million of accruals, $1.0 million of which related to a restructuring reserve established in fiscal 2000. The accruals were settled for less than originally estimated.

For additional information regarding the restructuring and other charges recorded over the past three fiscal years, see Note 11, Restructuring and Other, in the Notes to Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in thousands):

	2003	2002	2001
Interest and investment income	$9,466	$14,144	$22,397
Gains (losses) on foreign currency transactions	1,727	(440)	(628)
Minority interest in net loss of RedSpark	—	2,657	1,112
Write-downs of investments in privately-held businesses	(3,436)	(2,861)	(2,553)
Realized gains (losses) on investments	2,069	2,775	(263)
Other	3,678	2,783	983

	$13,504	$19,058	$21,048

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income between fiscal 2003, 2002 and 2001 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances combined with lower cash and marketable securities balances.

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

Provision for income taxes.    Absent the impact of the non-recurring tax benefit resulting from the Internal Revenue Service (“IRS”) audit resolution for fiscal 1997-1999, our effective income tax rate was 27 percent in fiscal 2003, 30 percent in fiscal 2002 (absent the impact of the gain on disposal of affiliate) and 32 percent in fiscal 2001. The non-recurring net tax benefit of $3.8 million resulted from the resolution of our IRS audit for the fiscal years ended 1997-1999 and the establishment of U.S. deferred income taxes on previously permanently reinvested foreign earnings. The effective tax rate for fiscal 2003 is less than the federal statutory rate of 35 percent due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest, partially offset by additional taxes provided on prior year foreign earnings. Additional taxes on prior year foreign earnings relate to a foreign tax audit and to intercompany transfer pricing adjustments. The fiscal 2003 tax rate was lower than the fiscal 2002 and 2001 tax rates due to a relatively higher impact of these permanent items.

Our future effective tax rate may be impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, research credits and tax-exempt interest. We currently believe that our fiscal 2004 effective tax rate will be less than 27 percent primarily due to a relatively higher impact of benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate.

At January 31, 2003 we had net deferred tax assets of $27.2 million. Realization of these assets is dependent on our ability to generate approximately $70.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Equity in net loss of affiliate.    In August 2001 we acquired the remaining 60 percent interest in Buzzsaw that we did not own. Consequently, from the date of the acquisition, Buzzsaw’s on-going revenues and costs and expenses have been included in each of the respective line items in our consolidated statements of income.

We recognized equity in net losses of $1.2 million in fiscal 2002 and $16.3 million in fiscal 2001, representing our proportionate share of Buzzsaw’s losses during those periods. In April 2000 we invested $17.5 million in Buzzsaw and maintained a 40 percent interest. Loss recognition was suspended during the first quarter of 2002, after we fully expensed all previous investments in Buzzsaw.

Business Combinations

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date	Company and Purchase Consideration	Details
December 2002	truEInnovations, Inc. $1.7 million in cash

truEInnovations, Inc. developed file and data management software that is very tightly integrated into our Autodesk Inventor Series environment. The truEInnovations, Inc. acquisition has been integrated with our Manufacturing Solutions Division.

September 2002	CAiCE Software Corporation $10.0 million in cash

This acquisition allows us to expand our presence in the transportation software market as well as enhance our core civil design industry business. The CAiCE acquisition has been integrated with our Infrastructure Solutions Division.

April 2002	Revit Technology Corporation $139.5 million, of which $133.0 million was in cash

This acquisition provides us with parametric building information modeling technology and provides us with potential next generation technology. The Revit acquisition has been integrated with our Building Solutions Division.

October 2001	Software Division of Media 100 $16.0 million in cash	This acquisition provides us with streaming media technology, cleaner brand encoding software, production and editing tools. This business has been integrated with our Discreet segment.

August 2001	Buzzsaw, Inc. $28.3 million of which $15.0 million was in cash

We acquired the remaining 60 percent of stock in Buzzsaw that we did not own. This acquisition provides us with leading online project collaboration applications to improve efficiencies and reduce costs for the building industry. Buzzsaw’s results are reported in the Platform Technology Division and Other.

These acquisitions were all accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

Of these acquisitions, $3.2 million of the Media 100 purchase price was allocated to in-process research and development (“IPR&D”) and was expensed immediately since the technology had not yet reached technological feasibility and no alternative future uses could be identified.

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

For a more detailed discussion of the allocation of the total purchase considerations for each of the acquired businesses described above, which includes among other things liabilities assumed, see Note 10, Business Combinations, in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At January 31, 2003 our principal sources of liquidity were cash and marketable securities totaling $411.0 million and accounts receivable of $132.8 million. Additionally, we currently have a $40.0 million line of credit with a financial institution. Other than operating leases, described below we do not engage in off-balance sheet financing arrangements or any special purpose entities.

During fiscal 2003 we generated $86.2 million of cash from operating activities as compared to $210.2 million in fiscal 2002. Cash flows from operating activities, together with the proceeds from stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products, changes in working capital accounts and add-backs of non-cash expense items such as depreciation and amortization.

During fiscal 2003 the cash generated, together with cash and securities available at the start of the year, was used to fund the repurchase of 4.4 million shares of our common stock for $64.8 million, the acquisition of Revit for $133.0 million, the acquisition of two other businesses for $12.2 million, capital and other expenditures of $36.1 million and dividend payments totaling $13.6 million.

Between November 1999 and March 2001 the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 33.9 million have been repurchased and retired as of January 31, 2003. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

As of February 2003 we have a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time for working capital or other business needs. This credit facility contains restrictive covenants that, among other provisions require Autodesk to maintain certain financial ratios and expires in February 2004.

We generally do not enter into binding purchase commitments. Principal commitments at January 31, 2003, consisted of obligations under operating leases for facilities and some computer equipment. At January 31, 2003 the future minimum lease payments under these lease commitments were as follows (in millions). Of these amounts $10.2 million has been included in our restructuring accruals at January 31, 2003.

2004	$37.8
2005	33.3
2006	21.5
2007	13.1
2008	7.5
Thereafter	28.1

$141.3

We believe our existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures. In February 2003, we acquired the assets of Linius Technologies, Inc. for $1.0 million in cash and in March 2003, we acquired certain assets of VIA Development Corporation for approximately $4.2 million in cash. Capital expenditures for fiscal 2004 are currently anticipated to approximate what was incurred during fiscal 2003, but could be reduced if our revenues are less than anticipated.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain payables and receivables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during fiscal 2003 were the Euro, Swiss franc, British pound, Canadian dollar and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Stock Compensation

We maintain three active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available to employees but not directors), the Nonstatutory Stock Option Plan (available only to non-executive employees) and the 2000 Directors’ Option Plan (available only to outside directors). Additionally, there are five expired plans with options outstanding.

Our stock option program is a broad-based, long-term retention program. Essentially all of our employees participate. Approximately 91 percent of the options we granted during fiscal 2003 were awarded to employees other than our CEO and four most highly compensated executive officers. Options granted under the above mentioned plans vest over periods ranging from one to five years and expire within ten years. The exercise price of the stock options is equal to the fair market value of the stock on the grant date.

With the exception of grants to our outside directors, all stock option grants to executive officers and guidelines for grants to other employees are made by the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the application rules for issuers traded on The Nasdaq Stock Market. See the “Report of the Compensation Committee on Executive Compensation” appearing in Autodesk’s proxy statement dated May 20, 2002, for further information concerning the policies and procedures of Autodesk and the Compensation Committee regarding the use of stock options. Grants to our outside directors are pre-determined by the terms of the 2000 Directors’ Option Plan.

Additional information regarding stock compensation is incorporated by reference to the section of the Proxy Statement entitled “Employee and Director Stock Options”.

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

General economic conditions may continue to reduce our net revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions, including the conflict in the Persian Gulf and the potential economic impact from current concerns about severe acute respiratory syndrome (“SARS”). Because of the continued slowdown in the U.S. and other countries’ economies, many customers are delaying or reducing technology purchases. If this slowdown continues, particularly in industries or countries that contribute a significant portion of our net revenues, it will likely continue to result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could continue to negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

Because we derive a substantial portion of our net revenues from a limited number of products, if these products are not successful, our net revenues will be adversely affected.

We derive a substantial portion of our net revenues from sales of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including product life cycle, market acceptance, product performance and reliability, reputation, price competition and the availability of third-party applications, would likely harm our operating results.

In the Discreet business, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which has resulted in and may continue to have a negative impact on our operating results. In addition, Discreet’s systems products rely on workstations manufactured by Silicon Graphics and failure of Silicon Graphics to deliver products in a timely manner would likely result in an adverse effect upon our financial results for a given period.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, changes in marketing or operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, distribution channel management, changes in sales compensation practices, the timing of large systems sales and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually impacted by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters. Operating expenses may also increase in periods when major product releases occur.

Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Further, gross margins may be adversely affected if our sales of AutoCAD LT, upgrades and systems products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

Existing and increased competition may reduce our net revenues and profits.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance at progressively lower prices contributes to the ease of market entry. The markets in which we compete are fairly mature and characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of comparable third-party applications may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in continued price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

We believe that our future results depend largely upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation and price.

We rely on third party technologies and if we are unable to use or integrate these technologies, our product and service development may be delayed.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. An example of this type of software is the ACIS geometric solid modeler we license from Spatial. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would likely harm our business.

In addition, for certain of our products and services, we rely on third party hardware and services. Financial difficulties or even failure of these third parties may impact our ability to deliver such on-line collaboration applications and, as a result, may adversely impact our business.

Disruptions with licensing relationships, independent developers and third party developers could adversely impact our business.

Independent firms and contractors perform some of our product development activities, while other technologies are licensed from third parties. Licenses may restrict use of such technology in ways that negatively affect our business. We generally either own or license the software developed by third parties.

Because talented development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able or willing to provide development support to us in the future. Similarly, we may not be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could harm our business.

Our business strategy has historically depended in part on our relationships with third-party developers, who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. In particular markets, this disruption would likely negatively impact these third-party developers and end users, which could harm our business.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, in April 2002 we acquired Revit and in September 2002 we acquired CAiCE. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause lack of a consistent increase quarter to quarter in our operating results.

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

Our international results may also continue to be impacted by general economic and political conditions in these foreign markets or in specific large foreign markets. In particular, war in the Persian Gulf or the potential economic impact from concerns about SARS could disrupt trade and market relationships in a way that could harm our business. These and other factors may adversely impact our future international operations and consequently our business as a whole.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction, such as current worldwide economic conditions, and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. No single customer, distributor or reseller accounted for more than 10 percent of our consolidated net revenues in fiscal 2003, 2002 or 2001. However, we rely significantly upon major distributors and resellers in both the U.S. and international regions and the loss of or a significant reduction in business or failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

Product returns could exceed our estimates and harm our net revenues.

With the exception of contracts with some distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return products in certain instances. For example, we generally allow our distributors and resellers to return older versions of products which have been superceded by new product releases. We anticipate that product returns will continue to be impacted by product update cycles, new product releases such as AutoCAD 2004 and software quality.

We establish reserves for stock balancing and product rotation. These reserves are based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. While we maintain strict measures to monitor these reserves, actual product returns may differ from our reserve estimates, and such differences could harm our business.

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

We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps. Infringement, invalidity claims or misappropriation claims may be asserted against us, and any such assertions could harm our business. Litigation often becomes more likely in times of economic downturn. Any such claims, whether with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

The loss of key personnel or the inability to attract and retain additional personnel could harm our business.

Our continued growth and success depends significantly on the continued service of highly skilled employees and independent developers. Our ability to attract and retain key personnel is dependent on a number of factors, including our continued ability to grant stock incentive awards. Changes in the accounting rules for stock options, which are granted to most of our employees and which have been a significant factor in attracting and retaining key technical and management experts, could have a material adverse effect on our business. The loss of key personnel or inability to recruit new employees or independent developers would negatively impact our business. In addition, we may experience increased compensation costs to attract and retain skilled personnel.

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

A sensitivity analysis was performed on our hedging portfolio as of January 31, 2003. This analysis indicated that a hypothetical 10 percent appreciation of the U.S. dollar from its value at January 31, 2003 would increase the fair value of our forward exchange/option contracts by $6.6 million. Conversely, a hypothetical 10 percent depreciation of the dollar from its value at January 31, 2003 would decrease the fair value of our forward exchange/option contracts by $4.4 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

We had an investment portfolio of fixed income securities, including those classified as security deposits, of $224.7 million at January 31, 2003. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

A sensitivity analysis was performed on our investment portfolio as of January 31, 2003. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points occurring in either six months or 12 months. For the 6-month time horizon the market value changes for a 50, 100, or 150 basis point increase were reductions of $1.7 million, $3.3 million and $4.9 million, respectively. For the 12-month time horizon the market value changes for a 50, 100 or 150 basis point increase were reductions of $1.4 million, $2.8 million and $4.1 million, respectively.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Investments in privately-held businesses

We have an investment portfolio with a remaining net book value of approximately $0.6 million as of January 31, 2003 that includes minority equity investments in several privately-held technology companies, many of which are in the development stage. We account for these minority equity investments using the cost method of accounting because our ownership interests are less than 20 percent and we do not have the ability to exert significant influence on the investees.

These investments are inherently risky because the markets for the technologies or products the portfolio companies have under development are typically in the early stages and may never develop into commercially viable products. We assess the value of these investments on a regular basis and when we identify other than temporary declines in the values of these investments, we write down the carrying values to their fair values. Write downs totaled $3.4 million in fiscal 2003, $2.9 million in fiscal 2002 and $2.6 million in fiscal 2001. Due to the inherently risky nature of these investments, we may incur additional losses in the future up to the remaining carrying value of $0.6 million recorded in our consolidated balance sheet at January 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by Item 8 is presented in Note 15 to the Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2003	2002	2001
	(in thousands, except per share data)
Net revenues	$824,945	$947,491	$936,324

Costs and expenses:
Cost of revenues	140,162	151,203	150,198
Marketing and sales	331,721	343,508	317,806
Research and development	172,985	168,574	170,487
General and administrative	128,929	131,499	132,524
Amortization of goodwill and purchased intangibles	299	20,903	26,529
Restructuring and other	25,887	33,630	(1,234)

	799,983	849,317	796,310

Income from operations	24,962	98,174	140,014
Interest and other income, net	13,504	19,058	21,048
Gain on disposal of affiliate	—	9,461	—

Income before income taxes	38,466	126,693	161,062
Provision for income taxes	(6,562)	(35,169)	(51,540)
Equity in net loss of affiliate	—	(1,211)	(16,289)

Net income	$31,904	$90,313	$93,233

Basic net income per share	$0.28	$0.83	$0.82

Diluted net income per share	$0.28	$0.80	$0.80

Shares used in computing basic net income per share	113,035	108,815	114,375

Shares used in computing diluted net income per share	114,775	112,275	117,028

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2003	January 31, 2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$186,377	$157,687
Marketable securities	60,643	180,124
Accounts receivable, net	132,803	140,465
Inventories	12,284	17,999
Deferred income taxes	28,923	31,477
Prepaid expenses and other current assets	28,602	36,118

Total current assets	449,632	563,870

Marketable securities	164,029	166,800
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	210,900	200,568
Leasehold improvements	32,913	29,652
Less accumulated depreciation	(167,691)	(157,400)

Net computer equipment, software, furniture and leasehold improvements	76,122	72,820
Purchased technologies and capitalized software, net	30,125	19,336
Goodwill, net	155,945	39,987
Deferred income taxes	—	29,459
Other assets	7,797	10,172

	$883,650	$902,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,122	$53,769
Accrued compensation	44,869	57,540
Accrued income taxes	39,802	91,922
Deferred revenues	93,241	65,474
Other accrued liabilities	86,994	101,946

Total current liabilities	310,028	370,651
Deferred income taxes, net	1,678	—
Other liabilities	2,736	2,479

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none issued or outstanding at January 31, 2003 and 2002	—	—
Common stock and additional paid-in capital, $0.01 par value; 250,000 shares authorized; 112,264 shares outstanding at January 31, 2003 (111,287 shares in 2002)	479,874	458,135
Accumulated other comprehensive loss	(11,568)	(19,972)
Deferred compensation	(2,185)	(713)
Retained earnings	103,087	91,864

Total stockholders’ equity	569,208	529,314

	$883,650	$902,444

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2003	2002	2001
	(in thousands)
Operating activities
Net income	$31,904	$90,313	$93,233
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	3,180	—
Depreciation and amortization	48,844	62,907	68,844
Gain on disposal of affiliate	—	(9,461)	—
Write-downs of cost-method and other investments	3,436	2,861	2,553
Equity in net loss of affiliate	—	1,211	16,289
Net loss on fixed asset disposals	940	2,016	—
Tax benefits from employee stock plans	—	12,176	21,055
Restructuring related reserve additions (reversals), net	25,887	26,816	(1,034)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	8,202	18,383	(46,583)
Inventories	5,715	(357)	2,009
Deferred income taxes	38,990	7,789	6,170
Prepaid expenses and other current assets	7,657	(5,771)	(725)
Accounts payable and accrued liabilities	(60,271)	(8,576)	8,016
Deferred revenues	27,050	11,856	17,189
Accrued income taxes	(52,120)	(5,187)	9,103

Net cash provided by operating activities	86,234	210,156	196,119

Investing activities
Investments in unconsolidated companies	—	—	(25,799)
Purchases of available-for-sale marketable securities	(837,560)	(1,416,274)	(2,353,616)
Sales and maturities of available-for-sale marketable securities	960,565	1,359,457	2,476,310
Business combinations, net of cash acquired	(145,231)	(34,271)	—
Capital and other expenditures	(36,103)	(45,068)	(32,412)
Purchases of software technologies and capitalization of software development costs	(3,656)	(12,365)	(3,094)
Other investing activities	(3,033)	2,970	—

Net cash (used in) provided by investing activities	(65,018)	(145,551)	61,389

Financing activities
Proceeds from issuance of common stock, net of issuance costs	74,088	80,495	114,036
Repurchase of common stock	(64,817)	(97,293)	(359,293)
Dividends paid	(13,566)	(13,092)	(13,580)
(Repayments) on borrowings	(210)	(486)	(427)
Minority interest	—	(2,656)	13,957

Net cash used in financing activities	(4,505)	(33,032)	(245,307)

Effect of exchange rate changes on cash and cash equivalents	11,979	(6,168)	(11,657)

Net increase in cash and cash equivalents	28,690	25,405	544
Cash and cash equivalents at beginning of year	157,687	132,282	131,738

Cash and cash equivalents at end of year	$186,377	$157,687	$132,282

Supplemental noncash information:
Shares issued in connection with an acquisition	$—	$450	$2,780

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock and additional paid-in capital		Comprehensive income	Accumulated other comprehensive income (loss)	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount
	(in thousands)
Balances, January 31, 2000	118,481	$561,814		$(14,822)	$(1,338)	$56,645	$602,299
Common shares issued under stock option and stock purchase plans	9,236	114,036					114,036
Tax effect of stock plans		21,055					21,055
Shares issued in connection with an acquisition	156	2,780					2,780
Compensation expense related to stock options		260			166		426
Comprehensive income:
Net income			$93,233			93,233	93,233
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of reclassification adjustments			3,727
Foreign currency translation adjustment			(5,009)

Other comprehensive income			(1,282)	(1,282)			(1,282)

Comprehensive income			$91,951

Dividends paid		(2,053)				(11,527)	(13,580)
Repurchase and retirement of common shares	(18,445)	(273,240)				(86,053)	(359,293)

Balances, January 31, 2001	109,428	424,652		(16,104)	(1,172)	52,298	459,674
Common shares issued under stock option and stock purchase plans	7,099	80,185					80,185
Tax effect of stock plans		12,176					12,176
Shares issued in connection with an acquisition	23	450					450
Compensation expense related to stock options		310			459		769
Comprehensive income:
Net income			$90,313			90,313	90,313
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of reclassification adjustments			(111)
Foreign currency translation adjustment			(3,757)

Other comprehensive income			(3,868)	(3,868)			(3,868)

Comprehensive income			$86,445

Dividends paid						(13,092)	(13,092)
Repurchase and retirement of common shares	(5,263)	(59,638)				(37,655)	(97,293)

Balances, January 31, 2002	111,287	458,135		(19,972)	(713)	91,864	529,314
Common shares issued under stock option and stock purchase plans	5,384	74,687					74,687
Options assumed in connection with an acquisition		5,353			(4,556)		797
Compensation expense related to stock options		(599)			3,084		2,485
Comprehensive income:
Net income			$31,904			31,904	31,904
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of reclassification adjustments			753
Foreign currency translation adjustment			7,651

Other comprehensive income			8,404	8,404			8,404

Comprehensive income			$40,308

Dividends paid						(13,566)	(13,566)
Repurchase and retirement of common shares	(4,407)	(57,702)				(7,115)	(64,817)

Balances, January 31, 2003	112,264	$479,874		$(11,568)	$(2,185)	$103,087	$569,208

See accompanying notes.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

Note 1.     Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or “the Company”) is one of the world’s leading design software and digital content companies for customers involved in building design, civil engineering, manufacturing, utilities, telecommunications and media and entertainment. Autodesk provides a broad range of integrated and interoperable design software, Internet services, wireless development platforms and point-of-location applications that empower more than five million users. Autodesk software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in companies in which Autodesk has significant influence, which is generally represented by stock ownership of at least 20 percent but not more than 50 percent. During the fiscal year ended January 31, 2003, Autodesk no longer had any investments accounted for under the equity method of accounting. For additional information regarding investments accounted for under the equity method, see Note 10, Business Combinations.

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

Significant estimates and assumptions made by management involve the establishment of provisions for bad debts, product returns, the determination of the fair value of stock awards to employees for purposes of the pro forma disclosures in Note 1, Employee Stock Compensation, and Note 9, Stock Compensation and Employee Benefit Plans, realizability of deferred tax assets and long-lived assets, goodwill valuation, legal settlement reserves and the adequacy of office closure related restructuring accruals.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are recorded as other comprehensive income.

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the subsidiary’s functional currency, are included in interest and other income, as described in Note 12, Interest and Other Income.

Forward Foreign Exchange Contracts (“Forwards”) and Option Contracts (“Options”)

Autodesk hedges a portion of its European, Asian and Canadian exposures in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period.

During fiscal 2001 gains and losses associated with exchange rate fluctuations on forwards and options were recorded in interest and other income and offset corresponding gains and losses on the underlying assets, liabilities and anticipated cash flows being hedged.

At the start of fiscal 2002 Autodesk adopted the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which required Autodesk to recognize all derivative instruments on the balance sheet at fair value. Gains and losses resulting from changes in fair value are accounted for depending upon the use of the derivative and whether it is designated and qualifies for hedge accounting under SFAS 133.

The costs of forwards are amortized on a straight-line basis over the life of the contract to interest and other income, while option premiums are expensed entirely on the date of purchase because of the short-term life of the options.

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

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2003	2002
	(in thousands)
Trade accounts receivable	$161,792	$174,224
Less: Allowance for doubtful accounts	(9,192)	(13,181)
Less: Product returns reserve	(19,797)	(20,578)

	$132,803	$140,465

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk’s accounts receivable are derived from sales to a large number of direct customers, resellers and distributors in the Americas, Europe and the Asia Pacific region. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. No single customer accounted for more than 10 percent of consolidated net revenues in fiscal 2003, 2002 or 2001.

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts.

Inventories

Inventories consisted of the following as of January 31:

	2003	2002
	(in thousands)
Raw materials and finished goods	$9,851	$14,511
Demonstration inventory, net	2,433	3,488

	$12,284	$17,999

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

Computer Equipment, Software, Furniture and Leasehold Improvements

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $31.6 million in fiscal 2003, $26.3 million in fiscal 2002 and $26.2 million in fiscal 2001.

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities and post-implementation activities.

Purchased Technologies and Capitalized Software

Costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, production costs (programming and testing) are capitalized. Certain acquired software-technology rights are also capitalized. Capitalized software costs are amortized ratably, as revenues are recognized, but not less than on a straight-line basis over 18-month to seven-year periods. Amortization expense, which is included as a component of cost of revenues, was $16.9 million in fiscal 2003, $15.7 million in fiscal 2002 and $16.1 million in fiscal 2001. The actual lives of Autodesk’s purchased technologies or capitalized software may be less than management’s initial estimates.

Purchased technologies and capitalized software and the related accumulated amortization at January 31 were as follows:

	2003	2002
	(In thousands)
Purchased technologies	$133,029	$108,949
Capitalized software	18,444	14,844

	151,473	123,793
Less: Accumulated amortization	(121,348)	(104,457)

Purchased technologies and capitalized software, net	$30,125	$19,336

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future amortization expense for purchased technologies and capitalized software for each of the fiscal years ended through January 31, 2008 is as follows (in thousands):

Year ending January 31,
2004	$13,030
2005	11,849
2006	3,851
2007	912
2008	483

Total	$30,125

Goodwill

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Therefore, Autodesk no longer amortizes goodwill and tests it for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during the year ended January 31, 2003. Goodwill amortization expense was $19.9 million in fiscal 2002 and $24.3 million in fiscal 2001.

The following table sets forth Autodesk’s net income and per share amounts had the provisions of SFAS 142 been in effect during the fiscal years ended January 31, 2002 and 2001.

	Fiscal year ended
	2003	2002	2001
	(In thousands, except per share data)
Net income as reported	$31,904	$90,313	$93,233
Add back amortization of goodwill, net of tax	—	13,912	16,525

Adjusted net income	$31,904	$104,225	$109,758

Basic net income per share—as reported	$0.28	$0.83	$0.82

Basic net income per share—pro forma	$0.28	$0.96	$0.96

Diluted net income per share—as reported	$0.28	$0.80	$0.80

Diluted net income per share—pro forma	$0.28	$0.93	$0.94

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill during the two years ended January 31, 2003 are as follows:

	Design Solutions	Discreet	Total
	(In thousands)
Balance as of January 31, 2001	$51,625	$2,648	$54,273
Media 100 acquisition goodwill	—	4,262	4,262
Goodwill from other acquisitions	3,723	—	3,723
Write down of goodwill	(2,310)	—	(2,310)
Amortization	(19,457)	(504)	(19,961)

Balance as of January 31, 2002	33,581	6,406	39,987
Revit acquisition goodwill	107,234	—	107,234
CAiCE acquisition goodwill	7,546	—	7,546
TruEInnovations goodwill	1,178	—	1,178

Balance as of January 31, 2003	$149,539	$6,406	$155,945

Impairment of Long-Lived Assets

Annually or sooner, as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. There was no impairment of the Company’s long-lived assets during the year ended January 31, 2003.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters. This situation occurred during the fourth quarter of fiscal 2003 resulting in additional amortization expense of $0.3 million.

Web Site Development Costs

During the third quarter of fiscal 2001, Autodesk adopted the provisions of the Emerging Issues Task Force (“EITF”) consensus No. 00-2, “Accounting for Web Site Development Costs.” This consensus provides guidance on what types of costs associated with web site development should be capitalized or expensed. Autodesk did not capitalize any web site development costs in fiscal 2003. Autodesk capitalized web site development costs totaling $0.6 million in fiscal 2002 and $1.7 million in fiscal 2001. Such capitalized amounts are being amortized over a two-year period.

Deferred Tax Assets

Deferred tax assets arise primarily from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recorded. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.

Investments in Privately-held Businesses

Autodesk has several minority investments in privately-held technology companies, many of which are in the development stage. As of January 31, 2003 and 2002, the carrying value of these investments totaled $0.6 million and $4.1 million. These investments are accounted for using the cost method of accounting because

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk’s ownership interest in the investees is less than 20 percent and Autodesk does not have the ability to exercise significant influence on the investees. The value of these investments is included in other assets in the accompanying consolidated balance sheets. Autodesk monitors these investments for impairment and makes appropriate reductions in carrying values when declines in their fair value are determined to be other-than-temporary.

Employee Stock Compensation

During December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” (“APB 25”) to account for employee stock options.

As permitted by SFAS 123, as amended by SFAS 148, Autodesk measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB 25.

The following table illustrates the effect on net income and earnings per share if Autodesk had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation:

	Fiscal year ended January 31,
	2003	2002	2001
	(In thousands, except per share data)
Net income—as reported	$31,904	$90,313	$93,233
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	1,917	571	462
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(48,923)	(44,510)	(37,265)

Pro forma net income (loss)	$(15,102)	$46,374	$56,430
Earnings (loss) per share:
Basic—as reported	$0.28	$0.83	$0.82

Basic—pro forma	$(0.13)	$0.43	$0.49

Diluted—as reported	$0.28	$0.80	$0.80

Diluted—pro forma	$(0.13)	$0.41	$0.48

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is probable. Autodesk’s revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Autodesk recognizes revenue as follows. Product sales, which include software licenses and the related hardware and peripherals, are recognized at the time of shipment to our distributors, resellers and direct customers, providing all other criteria for recognition of revenue have been met. In addition to product sales, Autodesk recognizes subscription and hosted service revenues ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed, and revenues from post contract customer support and other related services are recognized ratably as the obligations are fulfilled, or when the related services are performed. In arrangements that include multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements.

With the exception of contracts with certain distributors, sales contracts do not contain specific product-return privileges. However, Autodesk permits its distributors and resellers to return product in certain instances, generally during periods of product transition and during update cycles.

Autodesk establishes reserves for product returns. These reserves are based upon channel inventory levels and the timing of new product introductions and other factors. These reserves are recorded as a direct reduction of revenue and accounts receivable at the time the related revenue is recognized.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $9.8 million in fiscal 2003, $13.8 million in fiscal 2002 and $15.3 million in fiscal 2001.

Net Income Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

During November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that at the time a guarantee is issued, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. Autodesk adopted the provisions of FIN 45 effective January 31, 2003. Some of the software licenses granted by Autodesk contain provisions that indemnify licensees of Autodesk’s software from damages and costs resulting from claims alleging that the Autodesk’s software infringes the intellectual property rights of a third party. Autodesk has historically received only a limited

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, Autodesk has not recorded a liability related to these indemnification provisions.

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

Reclassifications

Certain reclassifications have been made to the fiscal 2002 and 2001 balances to conform to the 2003 presentation. Certain funds held offshore were deemed by management to be highly liquid in nature as opposed to short term. Accordingly, in the consolidated balance sheet, cash and cash equivalents have increased and short term marketable securities correspondingly decreased by $20.9 million in fiscal 2002. In the consolidated statement of cash flows, net cash (used in) provided by investing activities increased by $5.0 million and decreased by $7.2 million in both fiscal 2002 and 2001, respectively and cash and cash equivalents at beginning of year increased by $23.1 million in 2001. In addition, the notes to the consolidated financial statements have changed to reflect the changes to the related consolidated financial statements.

Note 2.     Net Income Per Share

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

	Fiscal year ended January 31,
	2003	2002	2001
	(In thousands)
Numerator:
Numerator for basic and diluted net income per share—net income	$31,904	$90,313	$93,233

Denominator:
Denominator for basic net income per share—weighted average shares	113,035	108,815	114,375
Effect of dilutive common stock options	1,740	3,460	2,653

Denominator for diluted net income per share	114,775	112,275	117,028

The computation of diluted net income per share does not include 19.5 million options for fiscal 2003, 8.0 million options for fiscal 2002 and 11.9 million options for fiscal 2001. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Financial Instruments

Fair Values of Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2003		January 31, 2002
	Cost	Fair value	Cost	Fair value
	(In thousands)
Cash and cash equivalents	$186,377	$186,377	$157,687	$157,687
Marketable securities	219,756	224,672	343,621	346,924
Forward foreign currency contracts	694	694	68	68
Foreign currency option contracts	205	205	199	199

Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. Generally, Autodesk’s practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in Euros, Swiss francs, Canadian dollars, British pounds and Japanese yen, and Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

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

The notional amounts of foreign currency contracts were $32.0 million at January 31, 2003 and $45.2 million at January 31, 2002. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties. Gains resulting from foreign currency transactions were not material in fiscal 2003, 2002 and 2001.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months and settle before the end of each fiscal quarter. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. Autodesk’s financial exposure is generally limited to the amount paid for the options.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notional amounts of foreign currency option contracts were $36.2 million at January 31, 2003 and $41.1 million at January 31, 2002 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in other income. During fiscal 2003, there were no settlement gains recorded as net revenue. Amounts associated with net settlement losses totaling $0.8 million were recorded as other income during fiscal 2003. During fiscal 2002, Autodesk recognized net settlement gains of $0.8 million as net revenues. Amounts associated with net settlement losses totaling $0.6 million were recorded as other income during fiscal 2002.

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2003 and 2002:

	January 31, 2003
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term:
Municipal Bonds	$46,813	$119	$(10)	$46,922
Preferred Stock	6,000	—	—	6,000
Money Market	7,721	—	—	7,721

	60,534	119	(10)	60,643
Long-term:
Municipal Bonds	159,222	4,807	—	164,029

	$219,756	$4,926	$(10)	$224,672

	January 31, 2002
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term:
Municipal Bonds	$144,285	$261	$(84)	$144,462
Preferred Stock	28,975	33	—	29,008
Money Market	6,654	—	—	6,654

	179,914	294	(84)	180,124
Long-term:
Municipal Bonds	163,707	3,101	(8)	166,800

	$343,621	$3,395	$(92)	$346,924

The contractual maturities of Autodesk’s long-term marketable securities at January 31, 2003 were as follows: $99.4 million between one and two years; $48.9 million maturing in three years; $15.7 million maturing in four to five years; and $0 beyond five years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains on the sale of available-for-sale securities were $2.1 million in fiscal 2003 and $2.8 million in fiscal 2002. Realized gains and losses on available-for-sale securities were immaterial in fiscal 2001. The cost of securities sold is based on the specific identification method. Proceeds from the sale of marketable securities were $145.9 million in fiscal 2003, $191.0 million in fiscal 2002, and $202.2 million in fiscal 2001.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2003	2002	2001
	(In thousands)
Federal:
Current	$(38,377)	$9,468	$26,350
Deferred	42,660	6,735	289
State:
Current	(1,532)	5,441	4,914
Deferred	(561)	(2,507)	(452)
Foreign:
Current	7,112	12,621	15,657
Deferred	(2,740)	3,411	4,782

	$6,562	$35,169	$51,540

The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $0 million for fiscal 2003, $12.2 million for fiscal 2002 and $21.0 million for fiscal 2001. Foreign pretax income was $59.5 million in fiscal 2003, $85.7 million in fiscal 2002 and $86.4 million in fiscal 2001.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

	Fiscal year ended January 31,
	2003	2002	2001
	(In thousands)
Income tax provision at statutory rate	$13,463	$44,342	$56,372
Foreign income taxed at rates different from the U.S. statutory rate	(1,861)	(7,449)	(5,058)
State income taxes, net of the federal benefit	(1,361)	1,907	2,436
Tax-exempt interest	(2,551)	(2,882)	(3,526)
Goodwill amortization	—	4,308	4,711
Utilization of net operating losses not previously benefited	—	—	(3,473)
Research and development tax credit benefit	(2,668)	(1,433)	(1,162)
Net tax benefit from closure of IRS audit	(3,824)	—	—
Non-taxable gain on disposition of unconsolidated affiliate	—	(3,311)	—
Additional taxes provided on prior year foreign earnings	6,884	—	—
Extraterritorial income exclusion/Foreign Sales Corporation tax benefit	(1,632)	(2,690)	(2,007)
Other	112	2,377	3,247

	$6,562	$35,169	$51,540

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2003	2002
	(In thousands)
Purchased technology and capitalized software	$33,816	$34,423
Reserves for product returns and bad debts	9,207	9,967
Tax loss carryforwards	43,439	13,022
Accrued compensation and benefits	8,252	6,932
Fixed assets	8,554	10,073
Research and development credit carryforwards	7,304	—
Foreign tax credit carryforwards	6,679	—
Other accruals not currently deductible for tax	14,449	15,239

Total deferred tax assets	131,700	89,656
Less: valuation allowance	(11,865)	(4,266)

Net deferred tax assets	119,835	85,390

Unremitted earnings of foreign subsidiaries	(88,445)	(21,323)
Other	(4,145)	(3,131)

Total deferred tax liability	(92,590)	(24,454)

Net deferred tax assets	$27,245	$60,936

The valuation allowance increased by $7.6 million in fiscal 2003 and decreased by $0.6 million in fiscal 2002 and $3.1 million in fiscal 2001. Approximately $9.0 million of the valuation allowance at January 31, 2003 relates to tax benefits of stock option deductions for fiscal 2003, which will be credited to equity if and when realized.

As part of the Revit Technology Corporation acquisition, the Company recorded $5.3 million of additional net deferred tax assets. See Note 10 for further discussion.

No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $144.0 million at January 31, 2003) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2003, the unrecognized deferred tax liability for these earnings was approximately $49.0 million.

Realization of the Company’s net deferred tax assets of $27.2 million is dependent upon the Company generating approximately $70.0 million of future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash payments for income taxes were approximately $19.3 million in fiscal 2003, $20.0 million in fiscal 2002 and $14.0 million in fiscal 2001.

The Company has $121.0 million of cumulative federal tax loss carryforwards and $22.8 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. The federal tax loss carryforwards will expire beginning January 31, 2008 through January 31,

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2024. The state tax loss carryforwards will expire beginning January 31, 2004 through January 31, 2014. Autodesk has recorded a valuation allowance against some deferred tax assets including the tax benefit of certain tax loss carryforwards of acquired companies due to the uncertainty of their realizability.

The Company has $5.9 million of cumulative federal research tax credit carryforwards and $1.4 million of cumulative state research tax credit carryforwards, which may be available to reduce future income tax liabilities in the U.S. and California. The federal credit carryforwards will expire beginning January 31, 2019 through January 31, 2024. The state credit carryforwards may reduce future California income tax liabilities indefinitely.

The Company also has $6.7 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. The federal credits will expire beginning January 31, 2009.

As a result of certain employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates and in some cases is wholly exempt from taxes for years through fiscal 2009. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $0.4 million ($0.00 per basic net income per share) in fiscal 2003, $4.4 million ($0.04 per basic net income per share) in fiscal 2002 and $2.0 million ($0.02 per basic net income per share) in fiscal 2001.

In fiscal 2003, the Company resolved its Internal Revenue Service (“IRS”) audit for the fiscal years ended 1997-1999, and the statute of limitations lapsed with respect to these years in the fourth quarter of fiscal 2003. The closure of these years resulted in a current income tax benefit of approximately $61.7 million which related primarily to various international tax matters and research and development tax credits. Also in the fourth quarter, the Company provided an additional $57.9 million in U.S. deferred income taxes on previously permanently reinvested foreign earnings to reflect a potential repatriation of such foreign earnings to meet expected U.S. cash needs, including the Company’s current stock repurchase program. The impact of these events is a net income tax benefit of $3.8 million.

Note 5.    Gain on Disposal of Affiliate

During October 2001, the shareholders of RedSpark, Inc. (“RedSpark”) approved a plan to dissolve the company. Previously, Autodesk had maintained a majority interest in RedSpark’s voting stock since RedSpark was formed in April 2000. Accordingly, Autodesk consolidated RedSpark’s financial position and results of operations.

As a result of the plan to dissolve RedSpark, Autodesk recognized a one-time non-cash gain of $9.5 million during the third quarter of fiscal 2002. This gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the amount that Autodesk originally invested.

Note 6.    Borrowing Arrangements

During fiscal 2003, Autodesk had a U.S. line of credit available that permitted unsecured short-term borrowings of up to $75.0 million, which could be used from time to time for working capital or other business needs. This credit facility expired in January 2003. There were no borrowings outstanding under this agreement at the time it expired.

In February 2003, Autodesk entered into a U.S. line of credit agreement that permits short-term unsecured borrowings of up to $40.0 million, which may be used from time to time for working capital or other business

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

needs. This credit facility, which expires in February 2004, contains restrictive covenants that, among other provisions, require Autodesk to maintain certain financial ratios.

Note 7.    Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancelable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows (in millions):

2004	$37.8
2005	33.3
2006	21.5
2007	13.1
2008	7.5
Thereafter	28.1

$141.3
Less: Sublease income	(6.2)

$135.1

Of these amounts, $10.2 million has been included in our restructuring accruals at January 31, 2003. Rent expense was $41.1 million in fiscal 2003, $40.9 million in fiscal 2002 and $31.8 million in fiscal 2001.

Guarantees

Autodesk adopted the provisions of FIN 45 effective January 31, 2003. See Recently Issued Accounting Standards in Note 1. Some of the software licenses granted by Autodesk contain provisions that indemnify licensees of Autodesk’s software from damages and costs resulting from claims alleging that Autodesk’s software infringes the intellectual property rights of a third party. Autodesk has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, Autodesk has not recorded a liability related to these indemnification provisions.

Legal Proceedings

On December 27, 2001, Spatial Corp. filed suit in Marin County Superior Court against Autodesk, which among other things, seeks a declaration that Autodesk had breached a ten year old development agreement between Spatial and an injunction preventing Autodesk from disclosing source code licensed from Spatial to third parties. The Complaint was later amended to seek a remedy of preventing Autodesk from distributing the licensed code to end users.

Autodesk believes that Spatial’s claims are without merit, and is contesting them vigorously. Although the results of litigation are inherently uncertain, Autodesk believes that the ultimate resolution of this matter will not have material effect on its consolidated statements of financial condition, results of operations or cash flows. However, if Spatial were to prevail at trial on its request to terminate the perpetual license to the code, and Autodesk could not obtain a license on acceptable terms or license or develop a substitute technology, our business and operating results could be materially adversely affected. During the fourth quarter of fiscal 2003, Autodesk recorded a $2.5 million reserve related to this matter.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 7, 2002, Digimation Inc. filed a demand for arbitration against Autodesk with the American Arbitration Association alleging breach of contract and interference with prospective economic advantage and business relations. We believe that Digimation’s claims are without merit and that the ultimate resolution of this matter will not have material effect on our consolidated statements of financial condition, results of operations or cash flows.

Additionally, Autodesk is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on Autodesk’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect Autodesk’s future results of operations, cash flows or financial position in a particular period.

Note 8.     Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2003, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

In December 1995, the Board of Directors approved a Preferred Shares Rights Agreement (the “Rights Agreement”). The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Each right entitles stockholders to buy 1/1000 of a share of preferred stock at an exercise price of $100, subject to further adjustment. The rights will become exercisable for half-priced common stock if a person or group acquires or announces a tender offer or exchange offer to acquire 15 percent or more of the Company’s common stock. The rights will expire no later than December 14, 2005.

Common Stock Repurchase Programs

Autodesk repurchased and retired 4.4 million shares in fiscal 2003 at an average repurchase price of $14.71 per share, 5.3 million shares in fiscal 2002 at an average repurchase price of $18.49 per share and 18.4 million shares in fiscal 2001 at an average repurchase price of $19.48 per share. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under Autodesk’s employee stock plans.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase a total of 44.0 million common shares. Of these 44.0 million shares, 33.9 million shares were repurchased and retired as of January 31, 2003. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock.

In fiscal 2003 and 2002, Autodesk repurchased its common stock through open market purchases. In fiscal 2001 Autodesk repurchased its common stock through a combination of open market purchases and settlement of equity collar contracts.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

During fiscal 2003, 2002 and 2001 Autodesk paid annual cash dividends of $0.12 per share at a rate of $0.03 each quarter.

Note 9.    Stock Compensation and Employee Benefit Plans

Stock Option Plans

Autodesk maintains three active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan, the Nonstatutory Stock Option Plan and the 2000 Directors’ Option Plan. Additionally, there are five expired plans with options outstanding.

Autodesk’s continued growth and success is dependent upon its ability to attract and retain highly skilled employees. Competition for these employees in the marketplace, especially in the technology industries, has historically been intense. As such, Autodesk uses stock option awards as one means of attracting and retaining highly skilled employees.

The 1996 Stock Plan, which was approved by stockholders, allows for options to be granted to employees, including officers. At January 31, 2003, 8.8 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 3.5 percent of the total outstanding shares plus any shares repurchased by Autodesk during the prior fiscal year. The plan expires during 2006.

In 1996 Autodesk adopted the Nonstatutory Stock Option Plan and allows for options to be granted to employees and consultants. Officers and members of Autodesk’s Board of Directors are not eligible to participate in this plan. Autodesk does not have a practice of awarding stock options to consultants. This plan was not subject to stockholder approval. At January 31, 2003, 0.2 million shares were available for future issuance.

The 2000 Directors’ Option Plan, which was approved by stockholders, allows for an annual grant of options to members of Autodesk’s outside Board of Directors. At January 31, 2003, 0.5 million shares were available for future issuance.

Options granted under the above mentioned plans vest over periods ranging from one to five years and generally expire within ten years from date of grant. The exercise price of the stock options is generally equal to the fair market value of the stock on the grant date.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity is as follows:

	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 2000	31,834	$15.24
Granted	8,910	16.00
Exercised	(7,392)	13.05
Canceled	(6,354)	16.87

Options outstanding at January 31, 2001	26,998	$15.72
Granted	8,724	16.77
Exercised	(5,017)	12.62
Canceled	(1,541)	17.42

Options outstanding at January 31, 2002	29,164	$16.50
Granted	7,356	15.41
Options assumed in an acquisition	255	1.51
Exercised	(3,428)	14.42
Canceled	(3,902)	17.64

Options outstanding at January 31, 2003	29,445	16.19
Options exercisable at January 31, 2003	14,710	16.67
Options available for grant at January 31, 2003	9,557

The following table summarizes information about options outstanding and exercisable at January 31, 2003:

	Options Exercisable		Options Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price
Range of per share exercise prices:
$ 0.01 – 12.72	3,908	$11.49	7,920	7.5	$11.35
$ 12.84 – 16.28	3,017	14.89	7,508	7.6	14.93
$ 16.50 – 19.03	4,231	17.69	7,777	7.5	17.63
$ 19.13 – 36.75	3,554	22.68	6,240	6.7	22.06

	14,710	$16.67	29,445	7.3	$16.19

These options will expire if not exercised at specific dates ranging through January 2013.

A total of 44.1 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s employee qualified stock purchase plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15 percent of their compensation subject to certain limitations, at not less than 85 percent of fair market value as defined in

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the plan agreement. At January 31, 2003, a total of 5.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 5.0 million shares or 2.0 percent of the total outstanding shares plus any shares repurchased by Autodesk during the prior fiscal year. Autodesk issued 2.0 million shares at an average price of $11.55 per share in fiscal 2003, 2.1 million shares at an average price of $9.43 per share in fiscal 2002, and 1.9 million shares at an average price of $9.14 in fiscal 2001. The provisions of this plan expire during 2018.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under these plans (number of securities in thousands) as of January 31, 2003.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	19,456	$16.10	14,380	(2)
Equity compensation plans not approved by security holders (3)	9,989	$16.40	217

Total	29,445	$16.19	14,597

(1)	Included in these amounts are 0.4 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $16.14 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	Included in this amount are 5.1 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to stockholder approval.

Pro Forma Net Income (Loss) Information

Autodesk applies APB 25 in accounting for its employee stock plans. Accordingly, no compensation expense is recognized in Autodesk’s consolidated statement of operations, other than for stock awards that have exercise prices less than the fair market value of Autodesk’s common stock at the date of grant.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Refer to Note 1 for further discussion.

The weighted average estimated fair value of stock options granted was $7.82 per share during fiscal 2003, $8.93 during fiscal 2002 and $8.75 during fiscal 2001. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2003	2002	2001
Volatility	0.6	0.6	0.6
Weighted-average estimated life	5 years	5 years	5 years
Weighted-average risk-free interest rate	3.0 percent	4.8 percent	5.7 percent
Dividend yield	0.8 percent	0.7 percent	0.8 percent

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of shares granted under the employee qualified stock purchase plan was $4.81 per share during fiscal 2003, $4.14 during fiscal 2002 and $4.29 during fiscal 2001. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2003	2002	2001
Volatility	0.5	0.6	0.7
Weighted-average estimated life	0.5 years	0.5 years	0.5 years
Weighted-average risk-free interest rate	2.1 percent	3.3 percent	5.3 percent
Dividend yield	0.8 percent	0.7 percent	0.8 percent

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 20 percent of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $6.3 million in fiscal 2003, $5.8 million in fiscal 2002 and $5.0 million in fiscal 2001. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Autodesk provides defined-contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined-contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $4.2 million in fiscal 2003, $4.4 million in fiscal 2002 and $2.8 million in fiscal 2001.

Note 10.    Business Combinations

The following acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions, except the Buzzsaw acquisition, because the effects of these acquisitions were not significant to Autodesk on either an individual or an aggregate basis.

truEInnovations

In December 2002 Autodesk acquired certain assets of truEInnovations for approximately $1.7 million in cash. Autodesk accounted for this acquisition under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The purchase consideration was allocated principally to purchased technology and goodwill, which are deductible for tax purposes. The goodwill was assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

CAiCE Software Corporation (“CAiCE”)

In September 2002 Autodesk acquired certain assets and liabilities of CAiCE for $10.0 million in cash. This acquisition allows Autodesk to expand its presence in the transportation software market as well as enhance Autodesk’s core civil design industry business by addressing the needs of both the public and private sector engineering community.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management’s allocation of the purchase consideration, which is based on valuations of acquired assets and liabilities performed by a third party, is as follows (in thousands):

Developed technologies (3 year useful life)	$2,370
Other assets, net	88
Goodwill	7,546

$10,004

The $7.5 million of goodwill, which is deductible for tax purposes, was assigned to the Infrastructure Solutions Division of Autodesk’s Design Solutions Segment. The goodwill is attributed to the premium paid for emerging civil design technology and the opportunity for enhanced revenue growth in strategic transportation markets.

Revit Technology Corporation (“Revit”)

In April 2002, Autodesk acquired the outstanding stock of Revit for a $133.0 million cash payment to Revit shareholders, the assumption of unvested Revit stock options of $5.4 million, direct transaction costs of $0.5 million and net assumed liabilities of $0.6 million for total purchase consideration of $139.5 million. The acquisition provides Autodesk with complementary building information modeling technology that allows customers to create a building design as a completely integrated system.

The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Fixed assets	$921
Developed technologies (3 year useful life)	21,200
Deferred stock-based compensation	4,847
Deferred tax asset	5,298
Goodwill	107,234

$139,500

The $107.2 million of goodwill, which is not deductible for tax purposes, was assigned to the Building Solutions Division of Autodesk’s Design Solutions Segment. The goodwill is attributed to the premium paid for potential next generation technology and the opportunity for enhanced revenue growth through the development and sale of integrated model based design applications for downstream use of modeling data.

As part of the acquisition, Autodesk granted Revit employees 0.3 million options in connection with the assumption of their outstanding unvested options. The fair value of these options of $5.4 million was added to the purchase consideration. At January 31, 2003 the intrinsic value of the stock options, which relate to future services, totaled $1.9 million and is included in deferred compensation within stockholders’ equity.

During the fourth quarter of fiscal 2003 an adjustment to the purchase price of $15.4 million was recorded in order to establish a deferred tax asset. Accordingly, goodwill was reduced by $15.4 million.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Division of Media 100, Inc. (“Media 100”)

During October 2001 Autodesk acquired the software division of Media 100 for $16.0 million in cash. The acquisition provides Autodesk with streaming media technology for, among other things, the immediate playback of content over the Internet.

The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management’s allocation of the purchase price, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Inventory and computer hardware	$558
Intangible assets and amounts:
Developed technologies (3 year useful life)	7,380
Brand names (6 year useful life)	620
In-process research and development (“IPR&D”)	3,180
Goodwill	4,262

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

Buzzsaw.com, Inc. (“Buzzsaw”)

On August 20, 2001 Autodesk acquired the remaining outstanding stock of Buzzsaw it did not own for $15.0 million in cash plus the assumption of $13.3 million of liabilities. Prior to the acquisition, Autodesk held a 40 percent interest in Buzzsaw, a privately held company that provided leading online collaboration applications to improve efficiencies and reduce costs for the building industry. The acquisition of Buzzsaw is part of Autodesk’s strategy to extend its business to complementary new markets. Buzzsaw’s results of operations, which are not material in relation to Autodesk, have been included in the consolidated financial statements since the acquisition date. Prior to the acquisition date, Autodesk accounted for its interest in Buzzsaw using the equity method of accounting.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141. Management’s allocation of the purchase price, which is based on valuations of acquired assets performed by a third party, resulted in negative goodwill of approximately $11.0 million. In accordance with SFAS 141, the carrying values of Buzzsaw’s long-lived assets were reduced proportionately to the extent of the negative goodwill balance. Management’s allocation of the purchase price as follows (in thousands):

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

	Fiscal year ended January 31,
	2002	2001
	(in thousands, except per share data)
Net revenues	$953,255	$941,678
Net income	$76,042	$85,856
Basic earnings per share	$0.70	$0.75
Diluted earnings per share	$0.68	$0.73

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Restructuring and Other

The following table sets forth the components of Restructuring and Other for the fiscal years ended January 31,:

	2003	2002	2001
	(In thousands)
Restructuring and exit charges, net	$25,887	$28,097	$(1,234)
Acquired in-process research and development charges	—	3,180	—
Goodwill write off	—	2,353	—

	$25,887	$33,630	$(1,234)

During fiscal 2003 Autodesk recognized $25.9 million of restructuring and other charges resulting solely from restructuring activities. Of the $25.9 million, $10.7 million related to additional costs associated with the fiscal 2002 restructuring plan, $18.2 million related to a new fiscal 2003 restructuring plan and a credit of $3.0 million was recorded as a result of accrual reversals. Of the $10.7 million, $1.2 million related to the further consolidation of certain European offices and the remaining $9.5 million resulted from changes to estimated accrued liabilities related to vacated facilities. Since the offices were closed in fiscal 2002, there has been a significant downturn in the real estate market, particularly in Northern California where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts originally estimated during fiscal 2002.

During the third quarter of fiscal 2003 the Board of Directors approved a new restructuring plan that resulted in the termination of 394 employees and the closure of several additional international and domestic offices. This plan was designed to help further reduce operating expense levels as well as redirect resources to product development and other critical areas. During the year ended ended January 31, 2003, Autodesk recognized $18.2 million of expenses as part of this restructuring effort, of which $16.5 million related to employee termination costs and $1.7 million related to office closures. Employee termination costs consisted of wage continuation, advance notice pay, medical benefits and outplacement costs for 184 employees in the U.S. and 210 employees outside the U.S. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. During fiscal year 2003 we also reversed $2.0 million and $1.0 million of accruals related to restructuring reserves established in fiscal 2002 and fiscal 2000, respectively. The facility-related accruals were settled for less than originally estimated.

During fiscal 2002 Autodesk recognized $33.6 million of restructuring and other charges. These charges resulted from restructuring activities ($24.5 million), in-process research and development expenses related to the acquisition of Media 100 ($3.2 million—see Note 10), the wind-down costs associated with the dissolution of RedSpark ($3.6 million—see Note 5), and a goodwill write-off of $2.3 million. The write-off of goodwill primarily related to an acquired Infrastructure Solutions Division (formerly GIS) business and resulted from a strategic decision to abandon the underlying product line.

Of the $3.6 million of RedSpark wind-down costs, $1.3 million related to losses on asset disposals and $2.3 million related to employee termination costs.

Of the $24.5 million associated with restructuring activities during fiscal 2002, $19.4 million related to the closure of several domestic and international offices and $5.1 million related to employee termination costs. Office closure costs of $19.4 million included losses on operating leases and the write-off of leasehold improvements and equipment. These asset write-offs totaled $1.8 million. Employee termination costs associated

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with staff reductions mostly in the U.S. consisted of wage continuation, advance notice pay and medical benefits. These restructuring activities were part of a formal exit plan that was approved by the Board of Directors and were part of an effort to reduce operating expense levels. The plan included the termination of 164 employees and the closure of several domestic and international offices.

During fiscal 2001 Autodesk recorded credits totaling $1.2 million, which resulted from accrual reversals. The underlying liabilities, which were originally established in fiscal 2000 primarily as a result of restructuring activity, were settled for less than originally estimated.

The following table sets forth the restructuring activities during for the years ended January 31, 2001, 2002 and 2003 (in thousands). The balance at January 31, 2003 is included in other accrued liabilities on our Consolidated Balance Sheet.

	Office Closure Costs	Employee Termination Costs	Losses on Asset Disposals—RedSpark	Total
Balance at January 31, 2000	$1,200	$1,000	$—	$2,200
Additions	—	—	—	—
Charges utilized	(180)	(395)	—	(575)
Reversals	(809)	(425)	—	(1,234)

Balance at January 31, 2001	$211	$180	$—	$391
Additions	19,408	7,397	1,292	28,097
Charges utilized	(2,125)	(3,069)	(1,292)	(6,486)

Balance at January 31, 2002	$17,494	$4,508	$—	$22,002
Additions related to 2002 plan	10,693	—	—	10,693
Additions related to 2003 plan	1,796	16,451	—	18,247
Charges utilized	(16,774)	(12,707)	—	(29,481)
Reversals	(3,053)	—	—	(3,053)

Balance at January 31, 2003	$10,156	$8,252	$—	$18,408

Autodesk expects to pay the employee termination costs within one year, and the office closure costs over the remaining lease terms, ranging from one to 5 years.

Note 12.    Interest and Other Income

The following table sets forth the components of Interest and other income, net for the fiscal years ended January 31, 2003 (in thousands):

	2003	2002	2001
Interest and investment income	$9,466	$14,144	$22,397
Gains (losses) on foreign currency transactions	1,727	(440)	(628)
Minority interest in net loss of RedSpark	—	2,657	1,112
Write-downs of investments in privately-held businesses	(3,436)	(2,861)	(2,553)
Realized gains (losses) on investments	2,069	2,775	(263)
Other	3,678	2,783	983

	$13,504	$19,058	$21,048

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Segments

Autodesk’s operating results have been aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment.

The Discreet Segment derives revenues from the sale of products to broadcasters, post production facilities, film studios and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming.

The Design Solutions Segment derives revenues from the sale of design software products and services to professionals or consumers who design, build, manage and own building products or manufactured goods, and from the sale of mapping and infrastructure management technologies to public and private users. The Design Solutions Segment consists primarily of the following business divisions, all of which have industry-specific focuses: Manufacturing Solutions Division, Infrastructure Solutions Division (formerly Geographic Information Services), Building Solutions Division and the Platform Technology Division and Other which includes the Location Services Division and Autodesk Professional Services. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT accounted for 43 percent, 46 percent and 47 percent of our consolidated net revenues in fiscal 2003, 2002 and 2001, respectively.

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

	Fiscal year ended January 31,
	2003	2002	2001
	(In millions)
Net revenues:
Design Solutions	$696.4	$791.4	$743.1
Discreet	128.5	156.1	193.2

	$824.9	$947.5	$936.3

Income (loss) from operations:
Design Solutions	$463.0	$520.2	$509.0
Discreet	(19.0)	(5.3)	23.1
Unallocated amounts(1)	(419.0)	(416.7)	(392.1)

	$25.0	$98.2	$140.0

Depreciation and amortization:
Design Solutions	$21.8	$29.0	$28.3
Discreet	7.5	10.5	16.8
Unallocated amounts	19.5	23.4	23.7

	$48.8	$62.9	$68.8

(1)

Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses managed outside the reportable segments. Unallocated amounts in fiscal 2003 also include $25.9 million of

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges resulting from restructuring activity. Unallocated amounts in fiscal 2002 also include $33.6 million of charges, primarily resulting from restructuring activity. Unallocated amounts in fiscal 2001 also include $1.2 million of credits, resulting from fiscal 2000 corporate restructuring accrual reversals.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Fiscal year ended January 31,
	2003	2002	2001
	(In millions)
Net revenues:
Manufacturing Solutions Division	$118.8	$130.2	$134.0
Infrastructure Solutions Division (formerly GIS)	103.4	116.4	97.5
Building Solutions Group	73.5	82.9	57.6
Platform Technology Division and Other	400.7	461.9	454.0

	$696.4	$791.4	$743.1

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2003	2002	2001
	(In millions)
Net revenues:
U.S. customers	$321.7	$325.2	$374.9
Other Americas	52.5	108.5	57.8

Total Americas	374.2	433.7	432.7
Europe	263.4	290.8	296.0
Asia Pacific	187.3	223.0	207.6

Total net revenues	$824.9	$947.5	$936.3

	January 31,
	2003	2002
	(In millions)
Long-lived assets:(1)
U.S. operations	$239.7	$137.1
Other Americas	34.2	34.7

Total Americas	273.9	171.8
Neuchâtel, Switzerland(2)	319.1	300.5
Other Europe	230.6	227.1

Total Europe	549.7	527.6
Asia Pacific	8.2	8.8
Consolidating eliminations	(561.8)	(565.9)

Total long-lived assets	$270.0	$142.3

(1)	Long-lived assets exclude financial instruments and deferred tax assets. As such, marketable securities and deferred taxes have been excluded above.
(2)	Investment in Discreet held by Neuchâtel. This investment eliminates upon consolidation.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Comprehensive Income

The components of total accumulated other comprehensive loss in the balance sheet are as follows:

	January 31,
	2003	2002
	(In thousands)
Unrealized gains on available-for-sale securities, net of tax	$2,999	$2,246
Foreign currency translation adjustment	(14,567)	(22,218)

Total accumulated other comprehensive loss	$(11,568)	$(19,972)

The related income tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Amount before taxes	Income tax (expense) benefit	Amount net of taxes
	(In thousands)
Fiscal 2003:
Unrealized losses on available-for-sale securities	$(1,037)	$280	$(757)
Less: reclassification for amounts realized in net income	2,069	(559)	1,510

Net unrealized gains	1,032	(279)	753
Foreign currency translation adjustments	7,651	—	7,651

Total other comprehensive (loss) income	$8,683	$(279)	$8,404

Fiscal 2002:
Unrealized losses on available-for-sale securities	$(3,555)	$1,067	$(2,488)
Less: reclassification for amounts realized in net income	3,396	(1,019)	2,377

Net unrealized losses	(159)	48	(111)
Foreign currency translation adjustments	(3,757)	—	(3,757)

Total other comprehensive (loss) income	$(3,916)	$48	$(3,868)

Fiscal 2001:
Unrealized gains on available-for-sale securities	$5,405	$(1,730)	$3,675
Less: reclassification for amounts realized in net income	76	(24)	52

Net unrealized gains	5,481	(1,754)	3,727
Foreign currency translation adjustments	(5,009)	—	(5,009)

Total other comprehensive income (loss)	$472	$(1,754)	$(1,282)

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2003, 2002 and 2001 is as follows:

	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
	(In thousands, except per share data)
Fiscal 2003
Net revenues	$229,327	$211,401	$188,701	$195,516	$824,945
Gross margin	188,635	177,191	156,866	162,091	684,783
Income (loss) from operations	21,188	10,393	(7,845)	1,226	24,962
Net income	17,641	11,760	(3,910)	6,413	31,904
Basic net income per share	0.16	0.10	(0.03)	0.06	0.28
Diluted net income per share	0.15	0.10	(0.03)	0.06	0.28

Fiscal 2002
Net revenues	$245,740	$231,360	$216,357	$254,034	$947,491
Gross margin	209,015	196,167	178,558	212,548	796,288
Income from operations	36,601	19,388	12,832	29,353	98,174
Net income	27,900	19,173	21,471	21,769	90,313
Basic net income per share	0.26	0.18	0.20	0.20	0.83
Diluted net income per share	0.25	0.17	0.19	0.19	0.80

Fiscal 2001
Net revenues	$231,259	$232,841	$229,177	$243,047	$936,324
Gross margin	194,533	193,632	191,221	206,740	786,126
Income from operations	37,983	34,000	29,520	38,511	140,014
Net income	25,606	20,753	18,511	28,363	93,233
Basic net income per share	0.22	0.18	0.16	0.26	0.82
Diluted net income per share	0.20	0.18	0.16	0.25	0.80

Results for the first, second, third and fourth quarters of fiscal 2003 include restructuring and other charges totaling $1.5 million, $3.8 million, $13.3 million and $7.3 million, respectively, which related to corporate restructuring activities. Results for the fourth quarter of fiscal 2003 also include a non-recurring tax benefit of $3.8 million.

Results for the second, third and fourth quarters of fiscal 2002 include restructuring and other charges totaling $9.8 million, $7.3 million and $16.6 million, respectively, $24.5 million of which related to corporate restructuring activities, $3.2 million of which related to the third quarter acquisition of Media 100 and $3.6 million of which related to wind-down costs associated with the dissolution of RedSpark during the third quarter. Results for the third quarter of 2002 also include a gain on disposal of affiliate of $9.5 million.

Results for the first quarter and third quarter of fiscal 2001 included credits totaling $0.8 million and $0.4 million, respectively, $1.0 million of which related to the reversal of fiscal 2000 restructuring charges.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc., as of January 31, 2003 and 2002 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of Autodesk’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 in the consolidated financial statements, in fiscal year 2003 Autodesk, Inc. changed its method of accounting for goodwill and other purchased intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Palo Alto, California

April 9, 2003

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Autodesk’s directors and compliance with Section 16 of the Securities and Exchange Act of 1934 required by this Item are incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors” and “Section 16(a)—Beneficial Ownership Reporting Compliance.”

The information concerning Autodesk’s executive officers required by this Item is incorporated by reference herein to the section of this Report at the end of Part I, entitled “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors” and “Management.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Employment Contracts and Certain Transactions.”

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-K have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets or record, process, summarize or report financial data in the consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Report:

1.    Financial Statements:    The information concerning Autodesk’s financial statements, and Report of Ernst & Young LLP, Independent Auditors required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2003, 2002 and 2001, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

Schedule II	Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits:    The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
2.1(7)	Agreement and Plan of Merger by and among Autodesk, Inc., Rosie Acquisition Corporation, Revit Technology Corporation and Irwin Jungreis as Stockholder Representative dated as of February 21, 2002

3.1	Certificate of Incorporation of Registrant

3.2	Bylaws of Registrant, as amended

4.1(5)	Preferred Shares Right Agreement dated December 14, 1995

4.2(5)	Amendment No. 1 to Preferred Shares Rights Agreement

10.1(3)*	Registrant’s 1998 Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended

10.2(2)*	Registrant’s 2000 Directors’ Option Plan

10.3(3)*	Registrant’s 1996 Stock Plan, as amended

10.4(6)*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors

10.5(1)*	Agreement between Registrant and Carol A. Bartz dated April 7, 1992

10.6(4)*	Retention Agreement dated September 8, 1999

10.7(4)*	Nonstatutory Stock Option Plan, as amended through March 20, 2001

10.8*	Executive Change in Control Program

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (contained in the signature page to this Annual Report)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended April 30, 1992.
(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 as filed on September 15, 2000.
(3)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002.
(5)	Incorporated by reference to the Registrant’s Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 16, 2002.
*	Denotes a management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CAROL A. BARTZ
Carol A. Bartz
Chairman of the Board

Dated: April 25, 2003

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

Signature	Title	Date

/s/ CAROL A. BARTZ Carol A. Bartz	Chairman, Chief Executive Officer and President (Principal Executive Officer)	April 25, 2003

/s/ ALFRED J. CASTINO Alfred J. Castino	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 25, 2003

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	April 25, 2003

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director	April 25, 2003

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director	April 25, 2003

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	April 25, 2003

/s/ PAUL S. OTELLINI Paul S. Otellini	Director	April 25, 2003

Signature	Title	Date

/s/ STEVEN L. SCHEID Steven L. Scheid	Director	April 25, 2003

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	April 25, 2003

/s/ LARRY W. WANGBERG Larry W. Wangberg	Director	April 25, 2003

CERTIFICATIONS

I, Carol A. Bartz, certify that:

1.	I have reviewed this annual report on Form 10-K of Autodesk, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ CAROL A. BARTZ
Carol A. Bartz Chairman, Chief Executive Officer and President (Principal Executive Officer)

I, Alfred J. Castino, certify that:

1.	I have reviewed this annual report on Form 10-K of Autodesk, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

ITEM 15(A)(2)    FINANCIAL STATEMENT SCHEDULE II

AUTODESK, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Write-Offs	Balance at End of Year
Fiscal year ended January 31, 2003
Allowance for doubtful accounts	$13,181,000	$(413,000)	$3,576,000	$9,192,000
Product returns reserve	20,578,000	33,264,000	34,045,000	19,797,000
Restructuring	22,002,000	28,940,000	32,534,000	18,408,000

Fiscal year ended January 31, 2002
Allowance for doubtful accounts	$11,611,000	$4,519,000	$2,949,000	$13,181,000
Product returns reserve	17,761,000	45,876,000	43,059,000	20,578,000
Restructuring	391,000	28,097,000	6,486,000	22,002,000

Fiscal year ended January 31, 2001
Allowance for doubtful accounts	$10,652,000	$3,565,000	$2,606,000	$11,611,000
Product returns reserve	19,370,000	30,721,000	32,330,000	17,761,000
Restructuring	2,200,000	0	1,809,000	391,000

