Form 10-K/A
period 2003-01-31
AUTODESK INC
filed 2003-05-19
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (“Form 10-K”). This Form 10-K/A is filed with the Securities and Exchange Commission to amend a statement in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and to add an exhibit erroneously omitted from Item 15(a)3. Exhibits.

Within the section “Overview of Fiscal 2003 Results of Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we stated in the third paragraph that during fiscal 2003, upgrade revenues for our software products decreased to $85.6 million from $258.4 million in the previous year. We are replacing that statement with a statement that during fiscal 2003 upgrade revenues for our AutoCAD-based software products decreased to $69.0 million from $229.7 million in the previous year.

Our exhibit listing under Item 15(a)3. Exhibits excludes an employment agreement involving an executive officer. This agreement is attached hereto as Exhibit 10.9 Agreement between Registrant and Tom Vadnais, dated November 21, 2001.

Both Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Exhibit Index from Item 15(a)3 are hereby amended and restated in their entirety as follows. This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

PART II

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

Second, our revenues were impacted by a relatively slow year for new product releases across many of our divisions, leading to weakness in sales of both new commercial seats as well as sales of upgrades. In previous years, when new product cycles occurred such as for AutoCAD, our flagship product, revenues from customers upgrading and new commercial seat licenses resulted in significant revenue growth between years. During fiscal 2003, upgrade revenues for our AutoCAD-based software products decreased to $69.0 million from $229.7 million in the previous year, which is a decline much greater than the decrease in total net revenues between years. Our most significant new product releases occurred either late in fiscal 2003 or are scheduled for release early in fiscal 2004.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction, such as current worldwide economic conditions, and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. No single customer, distributor or reseller accounted for more than 10 percent of our consolidated net revenues in fiscal 2003, 2002 or 2001. However, we rely significantly upon major distributors and resellers in both the U.S. and international regions and the loss of or a significant reduction in business or failure to achieve anticipated levels of sell-

through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

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

3. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description

2.1(7)	Agreement and Plan of Merger by and among Autodesk, Inc., Rosie Acquisition Corporation, Revit Technology Corporation and Irwin Jungreis as Stockholder Representative dated as of February 21, 2002

3.1+	Certificate of Incorporation of Registrant

3.2+	Bylaws of Registrant, as amended

4.1(5)	Preferred Shares Right Agreement dated December 14, 1995

4.2(5)	Amendment No. 1 to Preferred Shares Rights Agreement

10.1(3)*	Registrant’s 1998 Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended

10.2(2)*	Registrant’s 2000 Directors’ Option Plan

10.3(3)*	Registrant’s 1996 Stock Plan, as amended

10.4(6)*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors

10.5(1)*	Agreement between Registrant and Carol A. Bartz dated April 7, 1992

10.6(4)*	Retention Agreement dated September 8, 1999

10.7(4)*	Nonstatutory Stock Option Plan, as amended through March 20, 2001

10.8*+	Executive Change in Control Program

10.9*	Agreement between Registrant and Tom Vadnais, dated November 21, 2001

21.1+	List of Subsidiaries

23.1+	Consent of Ernst & Young LLP, Independent Auditors

24.1+	Power of Attorney (contained in the signature page to this Annual Report)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed.
(1)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended April 30, 1992.
(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 as filed on September 15, 2000.
(3)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002.
(5)	Incorporated by reference to the Registrant’s Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998.
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 16, 2002.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2003

AUTODESK, INC. (Registrant)

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

Date: May 19, 2003

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

Date: May 19, 2003

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)