Form 10-Q
period 2003-04-30
AUTODESK INC
filed 2003-06-13
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of May 30, 2003, there were approximately 111.8 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2003	2002
Net revenues	$210,766	$229,327

Costs and expenses:
Cost of revenues	36,951	40,692
Marketing and sales	85,538	87,336
Research and development	47,392	45,207
General and administrative	34,278	33,159
Amortization of purchased intangibles	—	203
Restructuring and other	—	1,542

	204,159	208,139

Income from operations	6,607	21,188
Interest and other income, net	3,272	2,978

Income before income taxes	9,879	24,166
Provision for income taxes	(2,371)	(6,525)

Net income	$7,508	$17,641

Basic net income per share	$0.07	$0.16

Diluted net income per share	$0.07	$0.15

Shares used in computing basic net income per share	111,775	113,258

Shares used in computing diluted net income per share	113,446	118,402

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2003	January 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$179,443	$186,377
Marketable securities	59,047	60,643
Accounts receivable, net	133,596	132,803
Inventories	8,849	12,284
Deferred income taxes	26,579	28,923
Prepaid expenses and other current assets	28,329	28,602

Total current assets	435,843	449,632

Marketable securities	163,297	164,029
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	209,902	210,900
Leasehold improvements	32,758	32,913
Less accumulated depreciation	(171,101)	(167,691)

Net computer equipment, software, furniture and leasehold improvements	71,559	76,122
Purchased technologies and capitalized software, net	27,574	30,125
Goodwill, net	160,293	155,945
Deferred income taxes	6,059	—
Other assets	7,838	7,797

	$872,463	$883,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,966	$45,122
Accrued compensation	48,527	44,869
Accrued income taxes	47,322	39,802
Deferred revenues	96,168	93,241
Other accrued liabilities	74,282	86,994

Total current liabilities	310,265	310,028

Deferred income taxes, net	—	1,678
Other liabilities	2,860	2,736
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	470,041	479,874
Accumulated other comprehensive loss	(11,399)	(11,568)
Deferred compensation	(1,440)	(2,185)
Retained earnings	102,136	103,087

Total stockholders’ equity	559,338	569,208

	$872,463	$883,650

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended April 30,
	2003	2002
Operating activities
Net income	$7,508	$17,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,307	12,637
Write-downs of cost method investments	26	200
Tax benefits from employee stock plans	—	7,898
Changes in operating assets and liabilities	(2,551)	(23,172)

Net cash provided by operating activities	17,290	15,204

Investing activities
Net sales or maturities of marketable securities	1,876	61,365
Capital and other expenditures	(4,083)	(9,901)
Acquisitions, net of cash acquired	(5,150)	(133,531)
Other investing activities	52	(635)

Net cash used in investing activities	(7,305)	(82,702)

Financing activities
Repurchases of common stock	(29,881)	(9,996)
Proceeds from issuance of common stock	15,239	58,108
Dividends paid	(3,347)	(3,423)

Net cash (used in) provided by financing activities	(17,989)	44,689

Effect of exchange rate changes on cash and cash equivalents	1,070	2,749

Net decrease in cash and cash equivalents	(6,934)	(20,060)
Cash and cash equivalents at beginning of year	186,377	157,687

Cash and cash equivalents at end of period	$179,443	$137,627

Supplemental cash flow information:
Net cash (received) paid during the period for income taxes	$(123)	$5,630

See accompanying notes.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Autodesk’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2004.

Certain reclassifications involving cash equivalents and short-term marketable securities have been made to prior year numbers to conform to current quarter presentation.

2.    Stock Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for employee stock options.

As permitted by SFAS 123, as amended by SFAS 148, Autodesk measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB 25.

The Company is required under SFAS 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three months ended April 30,
	2003	2002
Net income—as reported	$7,508	$17,641
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	347	277
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(11,806)	(14,216)

Pro forma net income (loss)	$(3,951)	$3,702
Net income (loss) per share:
Basic—as reported	$0.07	$0.16

Basic—pro forma	$(0.04)	$0.03

Diluted—as reported	$0.07	$0.15

Diluted—pro forma	$(0.04)	$0.03

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Inventories

Inventories consisted of the following (in thousands):

	April 30, 2003	January 31, 2003
Raw materials and finished goods	$5,859	$9,851
Demonstration inventory, net	2,990	2,433

	$8,849	$12,284

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

4.    Purchased Technologies and Capitalized Software

Purchased technologies and capitalized software and the related accumulated amortization were as follows (in thousands):

	April 30, 2003	January 31, 2003
Purchased technologies	$133,949	$133,029
Capitalized software	18,594	18,444

	152,543	151,473
Less: Accumulated amortization	(124,969)	(121,348)

Purchased technologies and capitalized software, net	$27,574	$30,125

Expected future amortization expense for purchased technologies and capitalized software for the nine months ended January 31, 2004 and each of the fiscal years thereafter is as follows (in thousands):

Period ending January 31,
2004	$10,274
2005	12,739
2006	3,095
2007	928
2008	538

Total	$27,574

5.    Goodwill

The changes in the carrying amount of goodwill during the three months ended April 30, 2003 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2003	$149,539	$6,406	$155,945
Linius acquisition goodwill(1)	978	—	978
VIA acquisition goodwill(1)	3,450	—	3,450
Other	(80)	—	(80)

Balance as of April 30, 2003	$153,887	$6,406	$160,293

(1)	See Note 13. Business Combinations for a description of these acquisitions.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Restructuring Reserves

The following table sets forth the restructuring activities during the first three months of fiscal 2004 (in thousands). The balance at April 30, 2003 is included in “Other accrued liabilities” on our Condensed Consolidated Balance Sheet.

	Balance at January 31, 2003	Additions	Charges Utilized	Reversals	Balance at April 30, 2003
Office closure costs	$10,156	—	$(2,635)	—	$7,521
Employee termination costs	8,252	—	(3,934)	—	4,318

Total	$18,408	—	$(6,569)	—	$11,839

7.    Commitments and Contingencies

Guarantees and Indemnifications

Some of the software licenses granted by Autodesk contain provisions that indemnify licensees of Autodesk’s software from damages and costs resulting from claims alleging that Autodesk’s software infringes the intellectual property rights of a third party. Occasionally, in certain business transactions, such as the sale of assets, contracts may contain certain indemnity provisions typical for such transactions. Autodesk has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, Autodesk has not recorded a liability related to these indemnification provisions.

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

After a hearing on January 23, 2002, the Superior Court denied Spatial’s motion for a preliminary injunction, finding that Spatial had failed to establish that it was likely to prevail on the merits at trial. On August 1, 2002, Spatial amended its complaint to seek the following additional remedies: (1) a declaration regarding the appropriate location of the ACIS source code and (2) termination of Development Agreement, including our right to work with third party contractors on the ACIS source code and the perpetual right to incorporate and distribute ACIS with our products. On October 16, 2002, Spatial dismissed all of its claims for misappropriation of trade secrets against Autodesk and D-Cubed. On February 13, 2003, the Court granted D-Cubed Ltd.’s motion for summary judgment and denied our motion for summary adjudication of issues. The trial is expected to begin in the summer or fall of calendar year 2003.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk believes that Spatial’s claims are without merit, and is contesting them vigorously. Although the results of litigation are inherently uncertain, Autodesk believes that the ultimate resolution of this matter will not have material effect on its consolidated statements of financial condition, results of operations or cash flows. However, if Spatial were to prevail at trial on its request to terminate the perpetual license to ACIS, and Autodesk could not obtain a license on acceptable terms or license or develop a substitute technology, its business and operating results could be materially adversely affected. During the fourth quarter of fiscal 2003 Autodesk recorded a $2.5 million reserve related to this matter.

On October 7, 2002, Digimation Inc. filed a demand for arbitration against Autodesk with the American Arbitration Association alleging breach of contract and interference with prospective economic advantage and business relations. The claims arise out of a November 1998 Preferred Publisher Agreement (the “PPA”) entered into with the Discreet division and relate to the marketing, publishing, development and support of software plug-ins for its 3ds max application. Autodesk has counter-claimed against Digimation for, among other things, Digimation’s failure to perform under the PPA. The arbitration hearing is set for July 2003. Autodesk believes that the ultimate resolution of this matter will not have a material effect on its consolidated statements of financial condition, results of operations or cash flows.

Generally, Autodesk is involved in various legal proceedings arising from the normal course of business activities. In its opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the future results of operations, cash flows or financial position in a particular period.

8.    Changes in Stockholders’ Equity

During the three months ended April 30, 2003 Autodesk repurchased and retired 2.0 million shares of its common stock through open market purchases at an average repurchase price of $14.93 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the three months ended April 30, 2003 by $24.8 million and $5.1 million, respectively.

In addition, during the three months ended April 30, 2003 Autodesk paid cash dividends of $0.03 per common share reducing retained earnings by $3.3 million.

9.    Comprehensive Income

Autodesk’s total comprehensive income was as follows, net of tax (in thousands):

	Three months ended April 30,
	2003	2002
Net income	$7,508	$17,641
Other comprehensive income, net	169	1,376

Total comprehensive income	$7,677	$19,017

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Net Income Per Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts (in thousands):

	Three months ended April 30,
	2003	2002
Numerator:
Numerator for basic and diluted per share amount—net income	$7,508	$17,641

Denominator:
Denominator for basic net income per share—weighted average shares	111,775	113,258
Effect of dilutive common stock options	1,671	5,144

Denominator for dilutive net income per share	113,446	118,402

For the three months ended April 30, 2003 and 2002, options to purchase 17.4 million weighted average shares and 4.1 million weighted average shares, respectively, were excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the period and therefore were not dilutive.

11.    Segments

Autodesk’s operating results are aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment. In the first quarter of fiscal 2004, Autodesk modified its segment disclosure to align the segment disclosure with how Autodesk’s business is currently being managed and evaluated. Under the revised segment disclosure, a significant amount of costs previously not allocated to either reportable segment, such as geographic sales and marketing expenditures, are being allocated to the Design Solutions Segment, thereby reducing the Design Solutions Segment profitability. Also, certain costs of operations previously allocated to the Discreet and the Design Solutions segments are no longer being allocated. Additionally, the Locations Services Division is no longer included with the Design Solutions Segment and is reflected as Other. Prior period numbers have been restated to reflect the current segment alignment.

The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

The Design Solutions Segment derives revenues from the sale of design software products for professionals or consumers who design, draft and diagram, and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions, all of which have industry-specific focuses: Manufacturing Solutions Division, Infrastructure Solutions Division (formerly Geographic Information Services), Building Solutions Division and the Platform Technology Division and Other which includes Autodesk Professional Services. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT accounted for 44% of Autodesk’s consolidated net revenues during each of the three months ended April 30, 2003 and 2002.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both segments primarily distribute their respective products through authorized dealers and distributors, and, in some cases, sell their products directly to end-users. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for certain assets such as goodwill. Information concerning the operations of Autodesk’s reportable segments is as follows (in thousands):

	Three months ended April 30,
	2003	2002(1)
Net revenues:
Design Solutions	$172,591	$193,032
Discreet	38,175	35,368
Other	—	927

	$210,766	$229,327

Income (loss) from operations:
Design Solutions	$54,423	$74,425
Discreet	680	(5,358)
Unallocated amounts(2)	(48,496)	(47,879)

	$6,607	$21,188

(1)	For purposes of comparison with the current quarter, the segment data for the three months ended April 30, 2002 have been restated to reflect the current segment reporting.
(2)	Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in thousands):

	Three months ended April 30,
	2003	2002
Net revenues:
Manufacturing Solutions Division	$30,126	$33,643
Infrastructure Solutions Division	22,669	27,145
Building Solutions Division	15,929	21,807
Platform Technology Division and Other	103,867	110,437

	$172,591	$193,032

Information regarding Autodesk’s operations by geographic area is as follows:

	Three months ended April 30,
	2003	2002
Net revenues:
United States	$78,774	$91,627
Other Americas	13,377	15,040

Total Americas	92,151	106,667
Europe	68,062	71,926
Asia Pacific	50,553	50,734

Total net revenues	$210,766	$229,327

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Financial Instruments

Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. Generally, Autodesk’s practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in Euro, British pounds and Japanese yen, and Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Forwards

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), have average maturities of 90 days or less. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. Autodesk recorded net gains on foreign currency transactions of $0.7 million and $0.3 million for the three months ended April 30, 2003 and 2002, respectively.

The notional amounts of foreign currency contracts were $33.0 million at April 30, 2003 and $32.0 million at January 31, 2003. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $34.5 million at April 30, 2003 and $36.2 million at January 31, 2003 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in other income. During the three months ended April 30, 2003, there were no settlement gains recorded as net revenue. Amounts associated with net settlement losses totaling $0.2 million were recorded in Interest and other income, net during the three months ended April 30, 2003. During the three months ended April 30, 2002, there were no settlement gains recorded as net revenues. Amounts associated with net settlement losses totaling $0.2 million were recorded in Interest and other income, net during the three months ended April 30, 2002.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Business Combinations

The following acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying condensed consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for either of the acquisitions because the effects of these acquisitions were not material to Autodesk on either an individual or an aggregate basis. These acquisitions will help Autodesk customers create accurate 3D models of both electrical and mechanical components of their products as well as 2D representations of electrical systems, document all of the systems inherent to these products, and manage and share design data inside the engineering workgroup and throughout its internal and external enterprise.

Linius Technologies, Inc.

In February 2003, Autodesk acquired certain assets of Linius Technologies, Inc. (“Linius”) for approximately $1.0 million in cash. In addition, Autodesk assumed approximately $0.2 million in liabilities. Linius developed and sold software that allows a wire harness designer to create 3D prototypes. Autodesk allocated the purchase consideration to the following intangible assets, which are deductible for tax purposes: $0.2 million to purchased technology and $1.0 million to goodwill. The purchased technology is being amortized on a straight-line basis over an estimated useful life of 3 years. The goodwill was assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

VIA Development Corporation

In March 2003, Autodesk acquired certain assets of VIA Development Corporation (“VIA”) for approximately $4.2 million in cash. VIA developed and provided various electrical schematics, wire diagram, and controls engineering automation software. Autodesk allocated the purchase consideration to the following intangible assets, which are deductible for tax purposes: $0.7 million to purchased technology and $3.5 million to goodwill. The purchased technology is being amortized on a straight-line basis over an estimated useful life of 2 years. The goodwill was assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

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

We believe that of our significant accounting policies the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Allowance for Bad Debts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At April 30, 2003, we had a bad debt reserve of $9.8 million.

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

Product Return Reserves.    With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. At April 30, 2003, we had a product returns reserve of $20.7 million.

Product returns as a percentage of applicable revenues were 5.1% and 4.8% for the three months ended April 30, 2003 and 2002, respectively. The product return reserves are based on estimated channel inventory levels, the timing of new product introductions and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2004, the more product returns we expect. During the three months ended April 30, 2003, we recorded a charge for product returns of $9.1 million, which reduced our gross revenue.

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

Goodwill.    On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Therefore, we no longer amortize goodwill. We test goodwill for impairment annually in the fourth quarter or sooner should events or changes in circumstances indicate potential impairment. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets.    We currently have $32.6 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of future taxable income of approximately $84.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

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

Legal Contingencies.    As described in Part II. Item 1. Legal Proceedings, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly results of operations.

Stock Option Accounting.    We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant.

Had we recorded compensation expense, our net income would have been substantially less. The impact of expensing employee stock awards is further described in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Overview of First Quarter 2004

	Three months ended April 30, 2003	As a % of Net Revenues	Three months ended April 30, 2002	As a % of Net Revenues
Net Revenues	$210,766	100%	$229,327	100%

Cost of revenues	36,951	18	40,692	18
Operating expenses	167,208	79	165,702	72
Amortization of purchased intangibles	—	—	203	—
Restructuring and other	—	—	1,542	1

Income from Operations	$6,607	3%	$21,188	9%

Our net revenues for the three months ended April 30, 2003 were down 8% from the three months ended April 30, 2002. This revenue decline resulted in an operating margin of 3% for the three months ended April 30, 2003 as compared to 9% for the three months ended April 30, 2002. The decline in revenue this quarter was primarily due to a difficult customer purchasing environment across several of the industries we serve, particularly manufacturing and commercial construction. Our customers both delayed purchases and purchased in smaller quantities than we would normally expect, as it appears that they were impacted by economic pressures in their own businesses. We believe that a stronger product portfolio, with new releases during the quarter of AutoCAD-based products, Autodesk Inventor and Revit, may have provided partial relief from the difficult customer purchasing environment.

During fiscal 2002, we introduced in the U.S. the Autodesk Subscription Program. Under the program, customers who own the most recent version of the underlying product participate in a simplified upgrade process, feature-enhancing extensions, downloadable e-Learning courses and optional on-line support. During the first quarter of fiscal 2004, we completed the rollout of the Autodesk Subscription Program. Subscriptions are now available to our customers around the globe. Through this program, which is available for a majority of our products, generally for a term of one year, we offer customers access to the most current product enhancements while allowing us to reduce our dependence on revenues from customer upgrades when new product cycles occur. As a result of the progress of the Autodesk Subscription Program, we experienced fewer traditional upgrades. Deferred subscription revenues grew to $61.1 million as of April 30, 2003 from $56.7 million as of January 31, 2003. Subscription revenue is recognized ratably over the life of the contracts.

We generate a significant amount of revenue in the U.S., Japan, Germany, United Kingdom, Italy, France, Canada, Korea and China. During the first quarter of 2004, we began to see signs of recovery in our business in Japan. However, net revenues in the U.S. declined due primarily to poor economic conditions in the industries that constitute our customer base and geopolitical uncertainty, both of which negatively affected our customers’ purchasing patterns. Additionally, a reorganization of the Americas sales organization may have had a moderate adverse effect on net revenues.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact of $9.7 million on operating results in the first quarter of fiscal quarter 2004. Had exchange rates from the comparable period last year been in effect during the three months ended April 30, 2003, translated international revenue billed in local currencies would have been $16.4 million lower and operating expenses would have been $6.7 million lower.

Our operating margins are very sensitive to reductions in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. During first quarter of fiscal 2004, we continued to invest in several internal product initiatives which we believe will contribute to future operating margin growth. These investments were in areas such as product lifecycle management, building lifecycle management, infrastructure lifecycle management, location based services, online collaborative services and desktop video.

We have chosen to continue each of these important investments during our current sales slowdown because we believe each of them has the potential to accelerate future growth, and we believe our ability to fund such investments during an economic slowdown will yield a long-term competitive advantage. By continuing to fund these initiatives, we have explicitly chosen not to reduce our costs to a level that would achieve historical operating margin levels for either a quarter or a full year basis.

During the three months ended April 30, 2003, we acquired two new businesses, Linius Technologies, Inc. and VIA Development Corporation. These investments supplement existing technology. For a more detailed discussion, see Note 13. Business Combinations, in the Notes to Consolidated Financial Statements.

We sell our software products both directly to customers and through a network of distributors and resellers. The inventory carried by our distributors and resellers (“channel inventory”) was at the high end of our 5 to 6 week target range at April 30, 2003. At January 31, 2003, our channel inventory was just under the bottom end of this range. These changes in channel inventory followed the expected pattern, with the channel reducing inventory in anticipation of a major new product release, and then restocking to higher levels once the new products are released.

Throughout the first quarter of fiscal 2004, we maintained a financially strong balance sheet and we generated $17.3 million of cash from our operating activities. We finished the quarter with $401.8 million in cash and marketable securities and a higher deferred revenue balance as compared to the previous quarter. Over 60% of the deferred revenues balance at April 30, 2003 consisted of customer subscription contracts, which as described previously will be recognized as revenue ratably over the life of the contracts.

Results of Operations

Net Revenues

	Three Months ended April 30, 2003	Increase (decrease) compared to prior year		Three Months ended April 30, 2002
		$	%
	(in millions)
Net Revenues by Geographic Area:
Americas	$92.1	$(14.6)	(14)%	$106.7
Europe	68.1	(3.8)	(5)	71.9
Asia Pacific	50.6	(0.1)	—	50.7

	$210.8	$(18.5)	(8)%	$229.3

Net Revenues by Operating Segment:
Design Solutions	$172.6	$(20.4)	(11)%	$193.0
Discreet	38.2	2.8	8	35.4
Other	—	(0.9)	(100)	0.9

	$210.8	$(18.5)	(8)%	$229.3

Net Design Solutions Revenues:
Manufacturing Solutions Division	$30.1	$(3.6)	(11)%	$33.7
Infrastructure Solutions Division	22.7	(4.4)	(16)	27.1
Building Solutions Division	15.9	(5.9)	(27)	21.8
Platform Technology Division and Other	103.9	(6.5)	(6)	110.4

	$172.6	$(20.4)	(11)%	$193.0

Our net revenues for the three months ended April 30, 2003 were $210.8 million as compared to $229.3 million in the same period last year. Net revenues in the Americas decreased by 14%, net revenues in Europe decreased by 5% and net revenues in Asia Pacific stayed essentially constant. As previously described, the decrease in net revenues was primarily due to a difficult selling environment across the industries we serve. Should the difficult environment continue, our net revenues in future periods will be adversely impacted. Additionally, we believe that the impact of severe acute respiratory syndrome (“SARS”) may have an adverse effect on our future sales in Asia Pacific.

Net revenues in the Americas for the three months ended April 30, 2003 decreased to $92.1 million compared to $106.7 million for the three months ended April 30, 2002 due primarily to lower sales of Design Solutions products as a result of poor economic conditions in the industries that constitute our customer base. A reorganization of the Americas sales organization also may have had a moderate adverse effect on the quarter. Net revenues in Europe for the three months ended April 30, 2003 decreased to $68.1 million from $71.9 million for the three months ended April 30, 2002 due to the impact of lower customer spending across Design Solutions product lines.

Net revenues for the Discreet Segment were $38.2 million in the three months ended April 30, 2003 as compared to $35.4 million in the same period last year. The increase in Discreet Segment revenues was primarily due to several new advanced system product releases and a strong performance at the National Association of Broadcasters Show during the quarter. In addition, there may be potential early signs of recovery in media and entertainment markets since the first quarter of fiscal 2003. However, because of an expected hardware upgrade by Silicon Graphics, Inc. during the second or third quarter of fiscal 2004, advanced system sales may be adversely impacted over the near term. As a result, net revenues for the Discreet Segment may be lower in the second quarter of fiscal 2004 due to customers delaying purchases.

Net revenues for the Design Solutions Segment were $172.6 million in the three months ended April 30, 2003 as compared to $193.0 million in the same period last year. Net revenues from sales of combined AutoCAD and AutoCAD LT products decreased to $92.8 million in the three months ended April 30, 2003 from $100.5 million in the same period last year due primarily to a weak spending environment across the industries we serve. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to be a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 44% of our consolidated net revenues for each of the three month periods ended April 30, 2003 and 2002. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products continue to decrease as a result of weakened demand due to poor economic conditions in the industries that constitute our customer base, geopolitical uncertainty or SARS, our results of operations will be adversely affected.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the three months ended April 30, 2003. Had exchange rates from the same period last year been in effect in the three months ended April 30, 2003, translated international revenue billed in local currencies would have been $16.4 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To minimize this impact, we utilize foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions.

International sales accounted for approximately 63% of our net revenues in the three months ended April 30, 2003 as compared to 60% in the same period last year. We believe that international sales will continue to be a significant portion of total revenues.

Cost of Revenues

	Three Months ended April 30, 2003	Increase (decrease) compared to prior year		Three Months ended April 30, 2002
		$	%
	(in millions)
Cost of revenues	$37.0	$(3.7)	(9)%	$40.7
As a percentage of net revenues	18%			18%

Cost of revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software and the labor cost of processing orders and fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by

Silicon Graphics Inc. for the Discreet Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials, and shipping and handling costs.

The decrease of $3.7 million or 9% between the three months ended April 30, 2003 and 2002 is primarily due to the overall decrease in revenues during the same periods. Cost of revenues as a percentage of revenues was 18% for the three months ended April 30, 2003 and 2002.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales, increased consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales. However, we expect future cost of revenues as a percentage of net revenues to remain within the historical range of 16 to 20 percent during the remainder of this fiscal year.

Marketing and Sales

	Three Months ended April 30, 2003	Increase (decrease) compared to prior year		Three Months ended April 30, 2002
		$	%
	(in millions)
Marketing and sales	$85.5	$(1.8)	(2)%	$87.3
As a percentage of net revenues	41%			38%

Marketing and sales expenses include salaries, dealer and sales commissions, and travel and facility costs for our marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions as well as various sales and promotional programs designed for specific sales channels and end users.

Marketing and sales expenses decreased to $85.5 million in the three months ended April 30, 2003 from $87.3 million in the comparable period of the prior fiscal year primarily due to a $3.8 million decrease in dealer and sales commissions resulting from decreased revenues and a $2.6 million decrease in professional fees, partially offset by a $4.8 million increase in advertising and promotion costs resulting from several new product releases during the quarter, including AutoCAD 2004.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months ended April 30, 2003	Increase (decrease) compared to prior year		Three Months ended April 30, 2002
		$	%
	(in millions)
Research and development	$47.4	$2.2	5%	$45.2
As a percentage of net revenues	22%			20%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development. The $2.2 million increase in research and development expenses between the three months ended April 30, 2003 and 2002 was primarily due to incremental costs associated with the acquisition of Revit Technology Corporation in April 2002 and higher costs associated with the product releases during the quarter.

We expect that research and development spending will continue to be significant for the remainder of fiscal 2004 as we continue to invest in product development.

General and Administrative

	Three Months ended April 30, 2003	Increase (decrease) compared to prior year		Three Months ended April 30, 2002
		$	%
	(in millions)
General and administrative	$34.3	$1.1	3%	$33.2
As a percentage of net revenues	16%			14%

General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations. We generally do not allocate these costs to the business divisions they support, so such expenses impact general and administrative rather than cost of revenues, marketing and sales or research and development expenses. The increase of $1.1 million was due primarily to a slight headcount increase in the general and administrative area compared to the first quarter in the prior year.

We currently expect that throughout fiscal 2004, general and administrative expenses, as a percentage of net revenues, will remain consistent with the level experienced in fiscal 2003.

Restructuring and Other

There were no restructuring charges in the three months ended April 30, 2003. During the three months ended April 30, 2002, Autodesk recognized $1.5 million of restructuring charges related to the consolidation of certain European offices. The restructuring costs, which were part of a formal plan approved by our Board of Directors during fiscal 2002, were in connection with our effort to reduce operating expense levels.

For additional information regarding restructuring reserves see Note 6. Restructuring Reserves, in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in thousands):

	Three Months Ended April 30,
	2003	2002
Interest and investment income	$1,685	$2,700
Gains on foreign currency transactions	721	280
Write-downs of cost method investments	(26)	(200)
Realized gains (losses) on sales of marketable securities	663	(13)
Other	229	211

	$3,272	$2,978

Interest and other income increased primarily due to an increase in gains on foreign currency transactions and gains on sales of marketable securities. These gains were primarily offset by a decrease in interest income. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and investment income when comparing the three months ended April 30, 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances combined with lower cash and marketable securities balances.

Provision for Income Taxes

Our effective income tax rate was 24% in the three months ended April 30, 2003 and 27% in the three months ended April 30, 2002. Consistent with previous years, the effective tax rate is less than the federal statutory rate of 35% due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest. The first three months of fiscal 2004 tax rate was lower than the same period last year due to a relatively higher impact of these permanent items.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, extraterritorial income exclusion, research credits, and tax-exempt interest.

At April 30, 2003, we had net deferred tax assets of $32.6 million. Realization of these assets is dependent on our ability to generate approximately $84.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combinations

During the three months ended April 30, 2003, we acquired new technology or supplemented our existing technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date	Company and Cash Paid	Details
February 2003	Linius Technologies, Inc. $1.0 million	Linius Technologies, Inc. developed and sold software that allows a wire harness designer to create 3D prototypes. This acquisition has been integrated into our Manufacturing Solutions Division within the Design Solutions Segment.

March 2003	VIA Development Corporation $4.2 million	VIA Development Corporation developed and provided various electrical schematics, wire diagram, and controls engineering automation software. This acquisition has been integrated into our Manufacturing Solutions Division within the Design Solutions Segment.

These acquisitions were accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”). None of the purchase price for these acquisitions was allocated to in-process research and development. For a more detailed discussion of the allocation of the total purchase price for each of the acquired businesses described above see Note 13. Business Combinations in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At April 30, 2003, our principal sources of liquidity were cash and marketable securities totaling $401.8 million and net accounts receivable of $133.6 million. Additionally, we currently have a $40.0 million line of credit with a financial institution. Other than operating leases we do not engage in off-balance sheet financing arrangements or have any variable-interest entities.

During the three months ended April 30, 2003, we generated $17.3 million of cash from operating activities as compared to $15.2 million in the same period last year. Cash flows from operating activities, together with the proceeds from stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products and changes in working capital accounts.

During the three months ended April 30, 2003 the cash generated, together with cash and securities available at the start of the year, was used to fund repurchases of our common stock of $29.9 million, acquisitions of two businesses for an aggregate of $5.2 million, capital and other expenditures of $4.1 million and payment of dividends of $3.3 million.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 35.9 million have been repurchased and retired as of April 30, 2003. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time for working capital or other business needs. This credit facility expires in February 2004 and contains restrictive covenants that, among other provisions, require us to maintain certain financial ratios. As of April 30, 2003, we were in compliance with these restrictive covenants and there were no borrowings outstanding under the agreement.

We generally do not enter into binding purchase commitments. Principal commitments at April 30, 2003, consisted of obligations under operating leases for facilities and some computer equipment.

In June 2003, we entered into a Software License and Services Agreement for customer relationship management software and services, providing for payment of $3.8 million in license fees and up to $6.7 million in services over the first 18 months of the contract.

We believe our existing cash, cash equivalents, marketable securities, available line of credit and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase of customer relationship management software and services.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three months ended April 30, 2003 were the Euro, British pound, and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Stock Compensation

Option Program Description

Autodesk maintains three active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees), the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are five expired plans with options outstanding. In addition to its stock option plans, the Company’s employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Options granted under our equity plans vest over periods ranging from one to five years and expire within ten years of date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

All stock option grants to executive officers are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation and Human Resources Committee are independent directors, as defined in the application rules for issuers traded on The Nasdaq Stock Market. See the “Report of the Compensation and Human Resources Committee of the Board of Directors” in our 2003 Proxy Statement for further information concerning Autodesk’s policies and procedures regarding the use of stock options. Grants to our non-employee directors are non-discretionary and are pre-determined by the terms of the 2000 Directors’ Option Plan.

The following tables provide information about our stock option programs, including distribution and dilutive effect, option plan balances and in-the-money and out-of-the-money options, including participation by the Chief Executive Officer and each of the four other most highly compensated executive officers during the fiscal year ended January 31, 2003 (the “Named Executive Officers”).

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options:

	Three months ended April 30, 2003		Fiscal year ended January 31,

			2003	2002
Net grants during the period as % of outstanding shares(1)	0.1%		3.1%	6.5%
Grants to Named Executive Officers during the period as % of total options granted	39.1	%(2)	9.3%	14.1%
Grants to Named Executive Officers during the period as % of outstanding shares	0.3%		0.6%	1.1%
Cumulative options held by Named Executive Officers as % of total options outstanding	19.4%		18.0%	18.9%

(1)	Net grants are total grants less cancellations.
(2)	The executive staff, which includes the Named Executive Officers, received option grants during the first quarter of fiscal 2004. Employee grants are made throughout the year.

General Option Information

Our stock option activity for the relevant periods, is summarized as follows:

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
	(Shares in thousands)
Options outstanding at January 31, 2002	8,998	29,164	$16.50
Granted	(7,356)	7,356	15.41
Options assumed in an acquisition	12	255	1.51
Exercised	—	(3,428)	14.42
Canceled	3,902	(3,902)	17.64
Additional shares reserved	4,001	—	—

Options outstanding at January 31, 2003	9,557	29,445	$16.19
Granted	(909)	909	14.58
Exercised	—	(324)	11.75
Canceled	752	(752)	17.19
Expired	(84)	—	—
Additional shares reserved	4,084	—	—

Options outstanding at April 30, 2003	13,400	29,278	$16.17

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our common stock at April 30, 2003 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). Exercisable shares are those that are vested at April 30, 2003. The closing price of our Common Stock on April 30, 2003, was $15.56 per share.

	Exercisable		Unexercisable		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Shares in thousands)
In-the-Money	5,656	$12.49	7,543	$12.83	13,199	$12.69
Out-of-the-Money	9,931	19.56	6,148	18.14	16,079	19.02

Total Options Outstanding	15,587	$17.00	13,691	$15.22	29,278	$16.17

Option Grants in Last Fiscal Quarter

The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the three months ended April 30, 2003.

	Individual Grants
Name	Options Granted(1)	% of Total Options Granted to Employees(2)	Exercise Price Per Share	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation For Option Term(4)
					5%	10%
Carol A. Bartz	200,000	22.0%	$14.73	3/13/13	$1,852,724	$4,695,165
Chairman of the Board,
Chief Executive Officer
and President

Joseph H. Astroth	30,000	3.3%	$14.73	3/13/13	$277,909	$704,275
Executive Vice President,
Location Services Division

Carl Bass	75,000	8.3%	$14.73	3/13/13	$694,771	$1,760,687
Executive Vice President,
Design Solutions Group

Michael E. Sutton	30,000	3.3%	$14.73	3/13/13	$277,909	$704,275
Executive Vice President,
Business Operations

Tom Vadnais (5)	20,000	2.2%	$14.73	3/13/13	$185,272	$469,517
Executive Vice President,
Autodesk Professional Services

(1)	The options in this table are incentive stock options or nonstatutory stock options granted under the 1996 Stock Plan, and have exercises prices equal to the fair market value of the Company’s Common Stock on the date of grant. Generally, all such options have ten year terms and vest over one to five years. The shares subject to each option will immediately vest in full in the event the Company is acquired by merger or asset sale, unless the option is to be assumed by the acquiring entity. In addition, in the event that the Company terminates any of the Named Executive Officers within 12 months following a change in control, the shares subject to each option will vest as to the number of shares that would have vested within the 12 months following such termination.
(2)	The Company granted options to purchase 0.9 million shares of Common Stock during the three months ended April 30, 2003 to 208 employees.
(3)	The options in this table may terminate before their expiration upon the termination of the optionee’s status as an employee or consultant or upon the optionee’s disability or death.
(4)	Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain or “option spread” that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options’ ten-year term at assumed annual rates of 5%, and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company’s estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option, and there can be no assurance that the potential realizable values shown in this table will be achieved.
(5)	Mr. Vadnais departed the Company in May 2003.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans at April 30, 2003 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	19,554	$16.06	19,485	(2)
Equity compensation plans not approved by security holders(3)	9,724	$16.38	340

Total	29,278	$16.17	19,825

(1)	Included in these amounts are 0.4 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $15.50 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	Included in this amount are 6.4 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to shareholder approval.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions, including the potential economic impact from current concerns about SARS. Because of the continued slowdown in the U.S. and other countries’ economies, many customers are delaying or reducing technology purchases. If this slowdown continues, particularly in industries or countries that contribute a significant portion of our net revenues, it will likely continue to result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could continue to negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

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

In the Discreet business, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which has resulted in and may continue to have a negative impact on our operating results. In addition, Discreet’s advanced systems products rely on workstations manufactured by Silicon Graphics and failure of Silicon Graphics to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, distribution channel management, changes in sales compensation practices, the timing of large systems sales and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, in February 2003 we acquired Linius and in March 2003 we acquired VIA. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause lack of a consistent increase quarter to quarter in our operating results.

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

Our international results may also continue to be impacted by general economic and political conditions in these foreign markets or in specific large foreign markets. In particular, the potential economic impact from concerns about SARS could disrupt trade and market relationships in a way that could harm our business. These and other factors may adversely impact our future international operations and consequently our business as a whole.

Our risk management strategy uses derivative financial instruments in the form of foreign currency forward and option contracts for the purpose of hedging foreign currency market exposures, which exist as a part of our ongoing business operations. Nevertheless, significant fluctuations in exchange rates between the U.S. dollar and foreign currency markets may adversely impact our future net revenues.

If we do not maintain our relationship with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction, such as current worldwide economic conditions, and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. No single customer, distributor or reseller accounted for more than 10% of our consolidated net revenues in the three months ended April 30, 2003 or during fiscal 2003, 2002 or 2001. We rely significantly upon major distributors and resellers in both the U.S. and international regions. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended January 31, 2003.

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

After a hearing on January 23, 2002, the Superior Court denied Spatial’s motion for a preliminary injunction, finding that Spatial had failed to establish that it was likely to prevail on the merits at trial. On August 1, 2002, Spatial amended its complaint to seek the following additional remedies: (1) a declaration regarding the appropriate location of the ACIS source code and (2) termination of Development Agreement, including our right to work with third party contractors on the ACIS source code and the perpetual right to incorporate and distribute ACIS with our products. On October 16, 2002, Spatial dismissed all of its claims for misappropriation of trade secrets against Autodesk and D-Cubed. On February 13, 2003, the Court granted D-Cubed Ltd.’s motion for summary judgment and denied our motion for summary adjudication of issues. The trial is expected to begin in the summer or fall of calendar year 2003.

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

On October 7, 2002, Digimation Inc. filed a demand for arbitration against Autodesk with the American Arbitration Association alleging breach of contract and interference with prospective economic advantage and business relations. The claims arise out of a November 1998 Preferred Publisher Agreement (the “PPA”) entered into with our Discreet division and relate to the marketing, publishing, development and support of software plug-ins for our 3ds max application. We have counter-claimed against Digimation for, among other things, Digimation’s failure to perform under the PPA. The arbitration hearing is set for July 2003. We believe that the ultimate resolution of this matter will not have a material effect on our consolidated statements of financial condition, results of operations or cash flows.

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

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

The Exhibit listed below is filed as part of this Form 10-Q.

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2003

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

Date: June 13, 2003

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

Date: June 13, 2003

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)