Form 10-Q
period 2003-07-31
AUTODESK INC
filed 2003-09-15
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒    No  ☐

As of August 29, 2003, there were approximately 111.6 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net revenues	$211,705	$211,401	$422,471	$440,728

Costs and expenses:
Cost of revenues	34,896	34,210	71,847	74,902
Marketing and sales	83,604	81,782	169,142	169,118
Research and development	45,754	46,642	93,146	91,849
General and administrative	33,510	34,595	67,788	67,754
Amortization of goodwill and purchased intangibles	—	44	—	247
Restructuring and other	—	3,735	—	5,277

	197,764	201,008	401,923	409,147

Income from operations	13,941	10,393	20,548	31,581
Interest and other income, net	3,070	5,716	6,342	8,694

Income before income taxes	17,011	16,109	26,890	40,275
Income tax (provision) benefit	15,591	(4,349)	13,220	(10,874)

Net income	$32,602	$11,760	$40,110	$29,401

Basic net income per share	$0.29	$0.10	$0.36	$0.26

Diluted net income per share	$0.29	$0.10	$0.35	$0.25

Shares used in computing basic net income per share	111,480	113,348	111,642	113,326

Shares used in computing diluted net income per share	113,460	114,275	113,462	115,783

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2003	January 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$219,424	$186,377
Marketable securities	42,930	60,643
Accounts receivable, net	138,018	132,803
Inventories	11,606	12,284
Deferred income taxes	28,345	28,923
Income taxes receivable	24,128	—
Prepaid expenses and other current assets	30,610	28,602

Total current assets	495,061	449,632
Marketable securities	149,572	164,029
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	216,535	210,900
Leasehold improvements	33,658	32,913
Less accumulated depreciation	(177,198)	(167,691)

Net computer equipment, software, furniture and leasehold improvements	72,995	76,122
Purchased technologies and capitalized software, net	23,788	30,125
Goodwill, net	160,230	155,945
Deferred income taxes	6,810	—
Other assets	7,657	7,797

	$916,113	$883,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,238	$45,122
Accrued compensation	52,953	44,869
Accrued income taxes	58,202	39,802
Deferred revenues	104,378	93,241
Other accrued liabilities	69,582	86,994

Total current liabilities	332,353	310,028
Deferred income taxes, net	—	1,678
Other liabilities	2,939	2,736
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	463,148	479,874
Accumulated other comprehensive loss	(10,194)	(11,568)
Deferred compensation	(880)	(2,185)
Retained earnings	128,747	103,087

Total stockholders’ equity	580,821	569,208

	$916,113	$883,650

See accompanying notes.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended July 31,
	2003	2002
Operating activities
Net income	$40,110	$29,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,129	24,719
Write-downs of cost method investments	26	200
Tax benefits from employee stock plans	—	8,154
Changes in operating assets and liabilities	(16,705)	(25,260)

Net cash provided by operating activities	47,560	37,214

Investing activities
Net sales and maturities of marketable securities	30,839	85,512
Capital and other expenditures	(13,865)	(22,354)
Acquisitions, net of cash acquired	(5,150)	(133,531)
Other investing activities	1,448	(3,045)

Net cash provided by (used in) investing activities	13,272	(73,418)

Financing activities
Repayment of notes payable and borrowings	—	(210)
Repurchases of common stock	(45,671)	(36,793)
Proceeds from issuance of common stock	21,478	59,714
Dividends paid	(6,680)	(6,806)

Net cash (used in) provided by financing activities	(30,873)	15,905

Effect of exchange rate changes on cash and cash equivalents	3,088	7,447

Net increase (decrease) in cash and cash equivalents	33,047	(12,852)
Cash and cash equivalents at beginning of year	186,377	157,687

Cash and cash equivalents at end of period	$219,424	$144,835

Supplemental cash flow information:
Net cash (received) paid during the period for income taxes	$(573)	$20,125

See accompanying notes.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Autodesk’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2004.

Certain reclassifications involving cash equivalents and short-term marketable securities have been made to prior year cash equivalents and short-term marketable securities to conform to current year presentation.

2.    Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” (“SFAS 148”) amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Autodesk has elected to continue to follow the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for employee stock options.

Autodesk is required under SFAS 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net income—as reported	$32,602	$11,760	$40,110	$29,401
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	347	642	693	919
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(9,074)	(10,611)	(20,879)	(24,826)

Pro forma net income	$23,875	$1,791	$19,924	$5,494
Net income per share:
Basic—as reported	$0.29	$0.10	$0.36	$0.26

Basic—pro forma	$0.21	$0.02	$0.18	$0.05

Diluted—as reported	$0.29	$0.10	$0.35	$0.25

Diluted—pro forma	$0.21	$0.02	$0.18	$0.05

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Inventories

Inventories consist of the following (in thousands):

	July 31, 2003	January 31, 2003
Raw materials and finished goods	$9,035	$9,851
Demonstration inventory, net	2,571	2,433

	$11,606	$12,284

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

4.    Purchased Technologies and Capitalized Software

Purchased technologies and capitalized software and the related accumulated amortization are as follows (in thousands):

	July 31, 2003	January 31, 2003
Purchased technologies	$133,949	$133,029
Capitalized software	18,445	18,444

	152,394	151,473
Less: Accumulated amortization	(128,606)	(121,348)

Purchased technologies and capitalized software, net	$23,788	$30,125

Expected future amortization expense for purchased technologies and capitalized software for the six months ended January 31, 2004 and each of the fiscal years thereafter is as follows (in thousands):

Period ending January 31,
2004	$7,089
2005	12,559
2006	2,729
2007	928
2008	483

Total	$23,788

5.    Goodwill

The changes in the carrying amount of goodwill by reportable segment during the six months ended July 31, 2003 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2003	$149,539	$6,406	$155,945
Linius acquisition goodwill(1)	978	—	978
VIA acquisition goodwill(1)	3,450	—	3,450
Other	(143)	—	(143)

Balance as of July 31, 2003	$153,824	$6,406	$160,230

(1)	See Note 13. “Business Combinations” for a description of these acquisitions.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Restructuring Reserves

The following table sets forth the restructuring activities during the first six months of fiscal 2004 (in thousands). The balances at January 31, 2003 in the table below have been adjusted by $2.7 million to reflect actual charges utilized and reversals related to Board approved restructuring reserves. While the actual charges utilized and reversals were properly reflected in Autodesk’s financial statements as of and for the fiscal year ended January 31, 2003, they had not been properly reflected in the restructuring reserves table in the Notes to Consolidated Financial Statements in Autodesk’s Form 10-K for the fiscal year ended January 31, 2003. This adjustment did not impact Autodesk’s financial position, results of operations, cash flows, or earnings per share. The balance at July 31, 2003 is included in “Other accrued liabilities” on our Condensed Consolidated Balance Sheet.

	Balance at January 31, 2003	Additions	Charges Utilized	Reversals	Balance at July 31, 2003
Office closure costs	$12,856	—	$(4,912)	—	$7,944
Employee termination costs	8,252	—	(6,538)	—	1,714

Total	$21,108	—	$(11,450)	—	$9,658

7.    Commitments and Contingencies

Guarantees and Indemnifications

Autodesk adopted FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” at the beginning of our fiscal year 2003.

In the normal course of business, Autodesk provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of its products. Historically, costs related to these guarantees have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

In connection with the sale or license to third parties of assets or businesses, Autodesk has entered into customary indemnity agreements related to the assets or businesses sold or licensed. Historically, costs related to these guarantees have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

As permitted under Delaware law, Autodesk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at Autodesk’s request in such capacity. The maximum potential amount of future payments Autodesk could be required to make under these indemnification agreements is unlimited; however, Autodesk has director and officer insurance coverage that limits its exposure and enables Autodesk to recover a portion of any future amounts paid. Autodesk believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon which Autodesk ShapeManager is derived. Autodesk ShapeManager is incorporated into a number of Autodesk products, including Autodesk Inventor Series, AutoCAD based products and 3ds max.

After a hearing on January 23, 2002, the Superior Court denied Spatial’s motion for a preliminary injunction, finding that Spatial had failed to establish that it was likely to prevail on the merits at trial. On August 1, 2002, Spatial amended its complaint to seek the following additional remedies: (1) a declaration regarding the appropriate location of the ACIS source code and (2) termination of Development Agreement, including our right to work with third party contractors on the ACIS source code and the perpetual right to incorporate and distribute ACIS with our products. On October 16, 2002, Spatial dismissed all of its claims for misappropriation of trade secrets against Autodesk and D-Cubed. On February 13, 2003, the Court granted D-Cubed Ltd.’s motion for summary judgment and denied Autodesk’s motion for summary adjudication of issues. The trial is currently underway and expected to conclude prior to the end of the third quarter of fiscal 2004.

Autodesk believes that Spatial’s claims are without merit and is contesting them vigorously. Although the results of litigation are inherently uncertain, Autodesk believes that the ultimate resolution of this matter will not have a material effect on its consolidated statements of financial condition, results of operations or cash flows. However, if Spatial were to prevail at trial on its request to terminate the perpetual license to ACIS, and Autodesk could not obtain a license on acceptable terms or license or develop a substitute technology, its business and operating results could be materially adversely affected. During the fourth quarter of fiscal 2003 Autodesk recorded a $2.5 million reserve related to this matter.

On October 7, 2002, Digimation Inc. filed a demand for arbitration against Autodesk with the American Arbitration Association alleging breach of contract and interference with prospective economic advantage and business relations. The dispute was resolved in July 2003 without a material adverse effect on Autodesk’s consolidated statements of financial condition, results of operations or cash flows.

Generally, Autodesk is involved in various legal proceedings arising from the normal course of business activities. In its opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the future results of operations, cash flows or financial position in a particular period.

8.    Changes in Stockholders’ Equity

During the six months ended July 31, 2003 Autodesk repurchased and retired 3.0 million shares of its common stock through open market purchases at an average repurchase price of $15.22 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the six months ended July 31, 2003 by $37.9 million and $7.8 million, respectively.

In addition, during the six months ended July 31, 2003 Autodesk paid cash dividends of $0.06 per common share, or $0.03 per common share per fiscal quarter, reducing retained earnings by $6.7 million.

9.    Comprehensive Income

Autodesk’s total comprehensive income was as follows, net of tax (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net income	$32,602	$11,760	$40,110	$29,401
Other comprehensive income, net	1,205	3,227	1,374	4,603

Total comprehensive income	$33,807	$14,987	$41,484	$34,004

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Net Income Per Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted per share amount—net income	$32,602	$11,760	$40,110	$29,401

Denominator:
Denominator for basic net income per share—weighted average shares	111,480	113,348	111,642	113,326
Effect of dilutive common stock options	1,980	927	1,820	2,457

Denominator for dilutive net income per share	113,460	114,275	113,462	115,783

For the three months ended July 31, 2003 and 2002, options to purchase 14.2 million weighted average shares and 21.6 million weighted average shares were excluded from the computation of diluted net income per share. For the six months ended July 31, 2003 and 2002, options to purchase 16.6 million weighted average shares and 12.7 million weighted average shares were excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the period and therefore were not dilutive.

11.    Segments

Autodesk’s operating results are aggregated into two reportable segments: the Discreet Segment and the Design Solutions Segment. During the first quarter of fiscal 2004, Autodesk modified its segment disclosure to align the segment disclosure with how Autodesk’s business is currently being managed and evaluated. Under the revised segment disclosure, a significant amount of costs previously not allocated to either reportable segment, such as geographic sales and marketing expenditures, are being allocated to the Design Solutions Segment, thereby reducing the Design Solutions Segment profitability. Also, certain costs of operations previously allocated to the Discreet and the Design Solutions Segments are no longer being allocated. Additionally, the Locations Services Division is no longer included with the Design Solutions Segment and is reflected as Other. Prior period numbers have been restated to reflect the current segment alignment.

The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division (formerly Geographic Information Services), Building Solutions Division and the Platform Technology Division and Other which includes Autodesk Professional Services. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT accounted for 46% and 44% of Autodesk’s consolidated net revenues during the six months ended July 31, 2003 and 2002.

Both segments primarily distribute their respective products through authorized dealers and distributors, and, in some cases, sell their products directly to end-users. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

report asset information by segment, except for certain assets such as goodwill. Information concerning the operations of Autodesk’s reportable segments is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002(1)	2003	2002(1)
Net revenues:
Design Solutions	$180,806	$177,706	$353,397	$370,738
Discreet	30,763	32,798	68,938	68,166
Other	136	897	136	1,824

	$211,705	$211,401	$422,471	$440,728

Income (loss) from operations:
Design Solutions	$61,399	$57,740	$115,652	$132,165
Discreet	(1,616)	(2,796)	(937)	(8,201)
Unallocated amounts(2)	(45,842)	(44,551)	(94,167)	(92,383)

	$13,941	$10,393	$20,548	$31,581

(1)	For purposes of comparison with the current quarter and year to date information, segment data for the three and six months ended July 31, 2002 have been restated to reflect the current segment reporting.
(2)	Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net revenues:
Manufacturing Solutions Division	$29,063	$33,308	$59,189	$66,952
Infrastructure Solutions Division	25,387	25,152	48,056	51,371
Building Solutions Division	16,281	16,176	32,210	37,984
Platform Technology Division and Other	110,075	103,070	213,942	214,431

	$180,806	$177,706	$353,397	$370,738

Information regarding Autodesk’s operations by geographic area is as follows:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net revenues:
United States	$71,958	$78,892	$150,732	$170,519
Other Americas	12,863	13,802	26,240	28,842

Total Americas	84,821	92,694	176,972	199,361
Europe, Middle East and Africa	79,143	66,245	147,205	138,171
Asia Pacific	47,741	52,462	98,294	103,196

Total net revenues	$211,705	$211,401	$422,471	$440,728

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Financial Instruments

Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in for-eign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. Generally, Autodesk’s practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in Euro, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Forwards

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), have average maturities of 90 days or less. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. Autodesk recorded net gains on foreign currency transactions of $0.6 million and $0.5 million for the three months ended July 31, 2003 and 2002, respectively. Autodesk recorded net gains on foreign currency transactions of $1.4 million and $0.8 million for the six months ended July 31, 2003 and 2002, respectively.

The notional amounts of foreign currency contracts are $30.5 million at July 31, 2003 and $32.0 million at January 31, 2003. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts are $38.9 million at July 31, 2003 and $36.2 million at January 31, 2003 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in other income.

During the three months ended July 31, 2003, there were $0.2 million settlement losses recorded against net revenue. There were no settlement gains or losses recorded during the three months ended July 31, 2002. Amounts associated with the cost of the options totaling $0.2 million and $0.3 million was recorded in Interest and other income, net during the three months ended July 31, 2003 and 2002. During the six months ended July 31, 2003, there were $0.2 million in settlement losses recorded as net revenues. There were no settlement gains or losses recorded during the six months ended July 31, 2002. Amounts associated with the cost of the options

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling $0.4 million and $0.5 million were recorded in Interest and other income, net during the six months ended July 31, 2003 and 2002, respectively. At July 31, 2003, Autodesk had an unrecognized gain of $0.4 million on Euro contracts. This amount is recorded in Accumulated other comprehensive loss on the balance sheet and is expected to be reclassified into earnings when the contracts expire during the third quarter.

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

14.    Income Tax Settlement

During the second quarter of fiscal 2004, Autodesk recognized an income tax benefit of $19.7 million due to the favorable resolution of an industry-wide matter surrounding its Foreign Sales Corporation for the fiscal years ended 1993 through 1998. The income tax benefit was recognized upon the resolution with the United States Tax Court and IRS Appeals which occurred during the second quarter. The income tax benefit represents amounts previously paid by Autodesk related to this matter.

15.    Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Autodesk does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) which requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will have no effect on Autodesk’s consolidated financial position, results of operations or cash flows.

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

Revenue is recognized based on whether the sale is product or service related. Product sales are recognized at the time of shipment as long as all other criteria for revenue recognition have been met. Subscription, customer support and hosted service revenues are recognized ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed.

Allowance for Bad Debts.    We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. At July 31, 2003, our bad debt reserve was $10.2 million.

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

Product Return Reserves.    With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. At July 31, 2003, our product returns reserve was $21.4 million.

Product returns as a percentage of applicable revenues were 8.7% and 5.9% for the three months ended July 31, 2003 and 2002, respectively. For the six months ended July 31, 2003 and 2002, product returns as a percentage of applicable revenues were 6.9% and 5.3%, respectively. The product return reserves are based on estimated channel inventory levels, the timing of new product introductions and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2004, the more product returns we expect. During the three and six months ended July 31, 2003, we recorded a charge for product returns of $14.1 million and $23.2 million, which reduced our gross revenue for those respective periods.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and proper, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Realizability of Long-Lived Assets.    We assess the realizability of our long-lived assets and related intangible assets annually during the fourth fiscal quarter, or sooner should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which impact the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. When assessing long-lived assets, we use undiscounted cash flow models. Impairment charges, if any, result in situations where the fair values of these assets are less than their carrying values.

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

Deferred Tax Assets.    We currently have $35.2 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of future taxable income of approximately $90.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses Associated with Office Closures.    During the year ended January 31, 2003, we recorded restructuring charges of $25.9 million of which $12.5 million related to the closure of several domestic and international offices. These office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers and management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. Should real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during fiscal 2002 and 2003 and we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease payments are received.

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

Had we recorded compensation expense, our net income would have been substantially less. The impact of expensing employee stock awards is further described in Note 2. “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements.

Overview of the Three and Six Months Ended July 31, 2003

	Three months ended July 31, 2003	As a % of Net Revenues	Three months ended July 31, 2002	As a % of Net Revenues
	(in thousands)
Net Revenues	$211,705	100%	$211,401	100%

Cost of revenues	34,896	16	34,210	16
Operating expenses	162,868	77	163,019	77
Amortization of purchased intangibles	—	—	44	—
Restructuring and other	—	—	3,735	2

Income from Operations	$13,941	7%	$10,393	5%

	Six months ended July 31, 2003	As a % of Net Revenues	Six months ended July 31, 2002	As a % of Net Revenues
	(in thousands)
Net Revenues	$422,471	100%	$440,728	100%

Cost of revenues	71,847	17	74,902	17
Operating expenses	330,076	78	328,721	75
Amortization of purchased intangibles	—	—	247	—
Restructuring and other	—	—	5,277	1

Income from Operations	$20,548	5%	$31,581	7%

Our net revenues for the three months ended July 31, 2003 were essentially flat compared to net revenues for the three months ended July 31, 2002. Our operating margin was 7% for the three months ended July 31, 2003 compared to 5% for the three months ended July 31, 2002. This increase is primarily due to the restructuring charges incurred during the three months ended July 31, 2002. Our net revenues for the six months ended July 31, 2003 were down 4% compared to the six months ended July 31, 2002. The corresponding operating margin was 5% for the six months ended July 31, 2003 as compared to 7% for the six months ended July 31, 2002. The decline in revenue for the six month period was primarily due to a difficult customer purchasing environment in certain regions across several of the industries we serve, particularly manufacturing and commercial construction. Our customers both delayed purchases and purchased in smaller quantities than we would normally expect, as it appears that they were impacted by economic pressures in their own businesses.

During fiscal 2002, we introduced the Autodesk Subscription Program in the United States. Under the program, customers who own the most recent version of the underlying product participate in a simplified upgrade process, feature-enhancing extensions and other ancillary services. During the first quarter of fiscal 2004, we completed the rollout of the Autodesk Subscription Program. Subscriptions are now available to our customers in the Americas, the Europe, Middle East and Africa region, and Asia Pacific. Through this program, which is available for a majority of our products and generally for a term of one year, we offer customers access to the most current product enhancements while allowing us to reduce our dependence on revenues from customer upgrades when new product cycles occur. Deferred subscription revenues grew to $65.5 million as of July 31, 2003 from $56.7 million as of January 31, 2003. Subscription revenue is recognized ratably over the life of the contracts.

We generate a significant amount of revenue in the United States, Japan, Germany, United Kingdom, Italy, France, Canada, Korea and Australia. Late in the first quarter and during the second quarter of fiscal 2004, we began to see signs of recovery in our business in Japan. However, net revenues in the U.S. declined due primarily to poor economic conditions in the industries that constitute our customer base. Additionally, a reorganization of the Americas sales organization during the first quarter of fiscal 2004 may have had a moderate adverse effect on net revenues.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact of $8.2 million on operating results in the second quarter of fiscal quarter 2004. Had exchange rates from the comparable period last year been in effect during the three months ended July 31, 2003, translated international revenue billed in local currencies would have been $13.9 million lower and operating expenses would have been $5.7 million lower.

Our operating margins are very sensitive to reductions in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. The operating margin for our Design Solutions Segment was 34% for the three months ended July 31, 2003 as compared to 32% for the three months ended July 31, 2002 and was 33% for the six months ended July 31, 2003 as compared to 36% for the six months ended July 31, 2002. The fluctuations in operating margins for the Design Solutions Segment were primarily due to changes in net revenues. The operating loss for our Discreet Segment as a percentage of net revenue was 5% for the three months ended July 31, 2003 as compared to 9% for the three months ended July 31, 2002 and was 1% for the six months ended July 31, 2003 as compared to 12% for the six months ended July 31, 2002. The improved operating margins for the Discreet Segment were primarily due to increased focus on management of operating expenses.

During the first half of fiscal 2004, we continued to invest in several internal product initiatives which we believe will contribute to future operating margin growth. These investments were in areas such as product lifecycle management, location-based services, building lifecycle management, infrastructure lifecycle management, online collaborative services and desktop video. We have chosen to continue each of these important investments during our current sales slowdown because we believe each of them has the potential to accelerate future growth, and we believe our ability to fund such investments during an economic slowdown will yield a long-term competitive advantage. By continuing to fund these initiatives, we have explicitly chosen not to reduce our costs to a level that would achieve historical operating margin levels for either a quarter or a full year basis.

During the first quarter of fiscal 2004, we acquired two new businesses, Linius Technologies, Inc. and VIA Development Corporation. These investments supplement existing technology. For a more detailed discussion, see Note 13. “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements.

Throughout the first half of fiscal 2004, we maintained a financially strong balance sheet and generated $47.6 million of cash from our operating activities. We finished the second quarter of fiscal 2004 with $411.9 million in cash and marketable securities and a higher deferred revenue balance as compared to the previous quarter. Over 60% of the deferred revenues balance at July 31, 2003 consisted of customer subscription contracts, which as described previously will be recognized as revenue ratably over the life of the contracts, which is normally one year.

Results of Operations

Net Revenues

	Three Months Ended July 31,			Six Months Ended July 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Net Revenues by Geographic Area:
Americas	$84.8	$92.7	(8)%	$177.0	$199.3	(11)%
Europe, Middle East and Africa	79.2	66.2	19	147.2	138.2	7
Asia Pacific	47.7	52.5	(9)	98.3	103.2	(5)

	$211.7	$211.4	0%	$422.5	$440.7	(4)%

Net Revenues by Operating Segment:
Design Solutions	$180.8	$177.7	1%	$353.4	$370.7	(5)%
Discreet	30.8	32.8	(6)	69.0	68.2	1
Other	0.1	0.9	(89)	0.1	1.8	(94)

	$211.7	$211.4	0%	$422.5	$440.7	(4)%

Net Design Solutions Revenues:
Manufacturing Solutions Division	$29.0	$33.3	(13)%	$59.2	$66.9	(12)%
Infrastructure Solutions Division	25.4	25.1	1	48.1	51.4	(6)
Building Solutions Division	16.3	16.2	1	32.2	38.0	(15)
Platform Technology Division and Other	110.1	103.1	7	213.9	214.4	0

	$180.8	$177.7	1%	$353.4	$370.7	(5)%

Our net revenues for the three months ended July 31, 2003 were $211.7 million as compared to $211.4 million in the same period last year. Net revenues in the Americas decreased by 8%, net revenues in Europe, Middle East and Africa region increased by 19% and net revenues in Asia Pacific decreased by 9%. For the six months ended July 31, 2003, net revenues were $422.5 million as compared to $440.7 million in the same period last year. Net revenues in the Americas decreased by 11%, net revenues in Europe, Middle East and Africa region increased by 7% and net revenues in Asia Pacific decreased by 5%. As previously described, the decrease in net revenues for the six month period was primarily due to a difficult selling environment across the industries we serve, which differed somewhat by local economies and seasonality within these geographies. Should the difficult environment continue, our net revenues in future periods will be adversely impacted.

Net revenues in the Americas for the three months ended July 31, 2003 were $84.8 million compared to $92.7 million for the three months ended July 31, 2002. Net revenues in the Americas for the six months ended July 31, 2003 were $177.0 million compared to $199.3 million for the six months ended July 31, 2002. The decrease in Americas revenues for the three and six month periods was due primarily to lower sales of Design Solutions products as a result of poor economic conditions in the industries that constitute our customer base. In addition, a reorganization of the Americas sales organization during the first quarter of fiscal 2004 may have had a moderate adverse effect on that quarter.

Net revenues in Europe, Middle East and Africa region for the three months ended July 31, 2003 were $79.2 million as compared to $66.2 million for the three months ended July 31, 2002. Net revenues in Europe, Middle East and Africa region for the six months ended July 31, 2003 were $147.2 million as compared to $138.2 million for the six months ended July 31, 2002. The increase in net revenues in Europe, Middle East and Africa region for the three and six month periods was due primarily to favorable exchange rates.

Net revenues in Asia Pacific for the three months ended July 31, 2003 were $47.7 million as compared to $52.5 million for the three months ended July 31, 2002. Net revenues in Asia Pacific for the six months ended July 31, 2003 were $98.3 million as compared to $103.2 million for the six months ended July 31, 2002. The decrease in net revenues in Asia Pacific for the three and six month periods was due primarily to the impact of severe acute respiratory syndrome (“SARS”) on our sales operations during the quarter especially in the Greater China region.

Net revenues for the Discreet Segment were $30.8 million in the three months ended July 31, 2003 as compared to $32.8 million in the same period last year. For the six months ended July 31, 2002, net revenues for the Discreet Segment were $69.0 million as compared to $68.2 million in the same period last year. The decrease in Discreet Segment revenues for the three month period was due to both a difficult business spending environment and some customers delaying purchases of advanced system products in anticipation of a new generation of workstation by Silicon Graphics, Inc. Our Discreet advanced system products are installed and bundled on workstations from Silicon Graphics, Inc. The advanced system products on the new Silicon Graphics, Inc. workstation are expected to begin shipping towards the end of the third quarter of fiscal 2004. Should the new workstations be delayed, our operating results for the third quarter could be significantly impacted. In addition, the timing of the National Association of Broadcasters (“NAB”) trade show contributed to the reduction in net revenues for the three months ended July 31, 2003 as compared to the net revenues for the three months ended July 31, 2002. The majority of business from this year’s show was fulfilled in the three months ended April 30, 2003, unlike the previous year when the show was held at the end of April 2002, with the business generated at the show primarily fulfilled in the three months ended July 31, 2002.

Net revenues for the Design Solutions Segment were $180.8 million in the three months ended July 31, 2003 as compared to $177.7 million in the same period last year. Net revenues from sales of combined AutoCAD and AutoCAD LT products were $99.4 million in the three months ended July 31, 2003 as compared to $92.1 million in the same period last year. The increase in revenues from AutoCAD and AutoCAD LT was primarily due to an increase in upgrade revenues in Europe and Asia Pacific during the quarter. For the six months ended July 31, 2003, net revenues for the Design Solutions Segment were $353.4 million as compared to $370.7 million in the same period last year. Net revenues from sales of combined AutoCAD and AutoCAD LT products were $192.2 million in the six months ended July 31, 2003 as compared to $192.6 million in the same period last year. The decrease in net revenues during the six months ended July 31, 2003 for both the Design Solutions Segment and combined AutoCAD and AutoCAD LT products were due primarily to a weak spending environment across the industries we serve offset by an increase in AutoCAD and AutoCAD LT upgrade revenues in Europe and Asia Pacific during the second quarter of fiscal 2004. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 47% and 44% of our consolidated net revenues for the three month periods ended July 31, 2003 and 2002, respectively and 46% and 44% for the six month periods ended July 31, 2003 and 2002, respectively.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the three and six months ended July 31, 2003. Had exchange rates from the same period last year been in effect in the three and six months ended July 31, 2003, translated international revenue billed in local currencies would have been $13.9 million and $30.3 million lower, respectively. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To minimize this impact, we utilize foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

International sales accounted for approximately 66% of our net revenues in the three months ended July 31, 2003 as compared to 63% in the same period last year. For the six months ended July 31, 2003, international sales accounted for approximately 64% of our net revenues as compared to 61% in the same period last year. We believe that international sales will continue to comprise a significant portion of total revenues.

Cost of Revenues

	Three Months Ended July 31,			Six Months Ended July 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Cost of revenues	$34.9	$34.2	2%	$71.8	$74.9	(4)%
As a percentage of net revenues	16%	16%		17%	17%

Cost of revenues include direct material and overhead charges, royalties, amortization of purchased technology and capitalized software and the labor cost of processing orders and fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by Silicon Graphics Inc. for the Discreet Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials, and shipping and handling costs.

Cost of revenues was essentially flat in absolute dollars and as a percentage of revenue for the three months ended July 31, 2003 and 2002. The decrease of $3.1 million or 4% between the six months ended July 31, 2003 and 2002 is primarily due to the overall decrease in revenues during the same periods.

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

Marketing and Sales

	Three Months Ended July 31,			Six Months Ended July 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Marketing and sales	$83.6	$81.8	2%	$169.1	$169.1	0%
As a percentage of net revenues	39%	39%		40%	38%

Marketing and sales expenses include salaries, dealer and sales commissions, and travel and facility costs for our marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions as well as various sales and promotional programs designed for specific sales channels and end users.

The slight increase in marketing and sales expenses for the three months ended July 31, 2003 compared to the three months ended July 31, 2002 was primarily due to increased marketing and advertising costs for new products. Our marketing and sales expenses have remained essentially flat in absolute dollars for the six month periods ended July 31, 2003 and 2002.

We expect to continue to invest in marketing and sales of our products, to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Research and development	$45.8	$46.6	(1)%	$93.1	$91.8	1%
As a percentage of net revenues	22%	22%		22%	21%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development.

Research and development expenses have remained essentially flat in absolute dollars and as a percentage of revenue for the three months ended July 31, 2003 and 2002. The slight increase in research and development expenses for the six months ended July 31, 2003 compared to the six months ended July 31, 2002 was primarily due to incremental costs associated with the acquisition of Revit Technology Corporation in April 2002.

We expect that research and development spending will continue to be significant for the remainder of fiscal 2004 as we continue to invest in product development.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
General and administrative	$33.5	$34.6	(3)%	$67.8	$67.8	0%
As a percentage of net revenues	16%	16%		16%	15%

General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations. We generally do not allocate these costs to the business divisions they support. As a result, such expenses impact general and administrative rather than cost of revenues, marketing and sales or research and development expenses.

The slight decrease in general and administrative expenses for the three months ended July 31, 2003 compared to the three months ended July 31, 2002 was primarily due to general cost reductions partially offset by an increase of $1.0 million in legal costs. General and administrative expenses for the six months ended July 31, 2003 have remained flat compared to the six months ended July 31, 2002.

We currently expect that throughout fiscal 2004, general and administrative expense, as a percentage of net revenues, will remain consistent with the level experienced in fiscal 2003.

Restructuring and Other

There were no restructuring charges in the three or six months ended July 31, 2003. During the six months ended July 31, 2002, Autodesk recognized $5.3 million of restructuring charges related to office closures. The restructuring costs, which were part of a formal plan approved by our Board of Directors during fiscal 2002, were in connection with our effort to reduce operating expense levels.

For additional information regarding restructuring reserves see Note 6. “Restructuring Reserves,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Interest and investment income	$1,494	$2,951	$3,179	$5,651
Gains on foreign currency transactions	646	526	1,367	806
Write-downs of cost method investments	—	—	(26)	(200)
Realized gains on sales of marketable securities	367	907	1,030	894
Other	563	1,332	792	1,543

	$3,070	$5,716	$6,342	$8,694

Interest and other income decreased primarily due to a decrease in interest income partially offset by gains on foreign currency transactions. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and investment income when comparing the three and six months ended July 31, 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances combined with lower cash and marketable securities balances.

Provision for Income Taxes

Absent the impact of the non-recurring tax benefit from the resolution of the Foreign Sales Corporation (“FSC”) issue (see below), our effective income tax rate was 24% in the three and six months ended July 31, 2003 and 27% in the three and six months ended July 31, 2002. Consistent with previous years, the effective tax rate is less than the federal statutory rate of 35% due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, research credits, and tax-exempt interest. The tax rate during the first half of fiscal 2004 was lower than the same period last year due to a relatively higher impact of these items.

Our future effective income tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, extraterritorial income exclusion, research credits, and tax-exempt interest.

At July 31, 2003, we had net deferred tax assets of $35.2 million. Realization of these assets is dependent on our ability to generate approximately $90.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

During the second quarter of fiscal 2004, we recognized an income tax benefit of $19.7 million due to the favorable resolution of an industry-wide matter surrounding our FSC for the fiscal years ended 1993 through 1998. Upon the resolution of issues with respect to the eligibility for and computation of interest, we also anticipate, in the future, recognizing interest income upon the refund of tax payments previously made.

Business Combinations

During the six months ended July 31, 2003, we supplemented our existing technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

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

These acquisitions were accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”). None of the purchase price for these acquisitions was allocated to in-process research and development. For a more detailed discussion of the allocation of the total purchase price for each of the acquired businesses described above see Note 13. “Business Combinations” in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At July 31, 2003, our principal sources of liquidity were cash and marketable securities totaling $411.9 million and net accounts receivable of $138.0 million. Additionally, we currently have a $40.0 million line of credit with a financial institution. Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities.

During the six months ended July 31, 2003, we generated $47.6 million of cash from operating activities as compared to $37.2 million in the same period last year. Cash flows from operating activities, together with the proceeds from stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products and changes in working capital accounts.

During the six months ended July 31, 2003 the cash generated, together with cash and securities available at the start of the year, was used to fund repurchases of our common stock of $45.7 million, acquisitions of two businesses for an aggregate of $5.2 million, capital and other expenditures of $13.9 million and payment of dividends of $6.7 million.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 36.9 million have been repurchased and retired as of July 31, 2003. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans.

We have a U.S. line of credit permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time for working capital or other business needs. This credit facility expires in February 2004 and contains restrictive covenants that, among other provisions, require us to maintain certain financial ratios. As of July 31, 2003, we were in compliance with these restrictive covenants and there were no borrowings outstanding under the agreement.

We generally do not enter into binding purchase commitments. Principal commitments at July 31, 2003, consisted of obligations under operating leases for facilities and some computer equipment.

In June 2003, we entered into a Software and Services Agreement for customer relationship management software and services, providing for payment of $3.8 million in license fees and up to $6.7 million in services over the first 18 months of the contract. During the three months ended July 31, 2003, we paid $4.5 million related to this agreement.

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

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the six months ended July 31, 2003 were the Euro, British pound, and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

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

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options:

	Six months ended July 31, 2003		Fiscal year ended January 31,
			2003	2002
Net grants during the period as % of outstanding shares(1)	0.5%		3.1%	6.5%
Grants to Named Executive Officers during the period as % of total options granted	15.6	%(2)	9.3%	14.1%
Grants to Named Executive Officers during the period as % of outstanding shares	0.3%		0.6%	1.1%
Cumulative options held by Named Executive Officers as % of total options outstanding	18.7%		18.0%	18.9%

(1)	Net grants are total grants less cancellations.
(2)	The executive staff, which includes the Named Executive Officers, received option grants during the first quarter of fiscal 2004. Employee grants are made throughout the year.

General Option Information

Our stock option activity for the relevant periods, is summarized as follows:

	Shares Available for Options	Options Outstanding
		Number of Shares	Weighted Average Price Per Share
	(Shares in thousands)
Options outstanding at January 31, 2002	8,998	29,164	$16.50
Granted	(7,356)	7,356	15.41
Options assumed in an acquisition	12	255	1.51
Exercised	—	(3,428)	14.42
Canceled	3,902	(3,902)	17.64
Additional shares reserved	4,001	—	—

Options outstanding at January 31, 2003	9,557	29,445	$16.19
Granted	(2,283)	2,283	14.73
Exercised	—	(853)	11.80
Canceled	1,683	(1,683)	17.26
Canceled from expired plans	—	(208)	20.95
Additional shares reserved	4,084	—	—

Options outstanding at July 31, 2003	13,041	28,984	$16.12

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our common stock at July 31, 2003 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). Exercisable shares are those that are vested at July 31, 2003. The closing price of our Common Stock on July 31, 2003, was $14.91 per share.

	Exercisable		Unexercisable		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Shares in thousands)
In-the-Money	4,926	$12.20	7,518	$12.99	12,444	$12.68
Out-of-the-Money	10,687	19.19	5,853	17.83	16,540	18.71

Total Options Outstanding	15,613	$16.99	13,371	$15.85	28,984	$16.12

Option Grants in Last Fiscal Quarter

There were no options granted to the Named Executive Officers during the three months ended July 31, 2003.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans at July 31, 2003.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(Shares in thousands)
Equity compensation plans approved by security holders(1)	19,379	$16.02	19,230	(2)
Equity compensation plans not approved by security holders(3)	9,605	$16.34	237

Total	28,984	$16.12	19,467

(1)	Included in these amounts are 0.4 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $14.84 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	Included in this amount are 6.4 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to shareholder approval.

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

In the Discreet business, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which has resulted in and may continue to have a negative impact on our operating results. In addition, Discreet’s advanced systems products rely on workstations manufactured by Silicon Graphics, Inc. and failure of Silicon Graphics, Inc. to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period. For the fiscal third quarter of 2004, we are expecting to ship our advanced system products on an upgraded Silicon Graphics workstation late in the quarter. Should the availability of these products on the upgraded hardware be delayed, our third quarter operating results could be significantly impacted.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, lack of momentum in upgrade or subscription revenue, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, distribution channel management, changes in sales compensation practices, the timing of large systems sales and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; one-time events such as acquisitions and litigation; and general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our international results will also continue to be impacted by general economic and political conditions in these foreign markets or in specific large foreign markets. In particular, the potential economic impact from the failure to occur of an expected post-SARS recovery in Asia Pacific (particularly China) could disrupt trade and market relationships in a way that could harm our business. These and other factors may adversely impact our future international operations and consequently our business as a whole.

Our risk management strategy uses derivative financial instruments in the form of foreign currency forward and option contracts for the purpose of hedging foreign currency market exposures in the current quarter, which exist as a part of our ongoing business operations. Nevertheless, significant fluctuations in exchange rates between the U.S. dollar and foreign currency markets may adversely impact our future net revenues.

If we do not maintain our relationship with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction, such as current worldwide economic conditions, and may do so in the future. In addition, the changing distribution models resulting from the Internet, from increased focus on direct sales to major accounts or from two-tiered distribution may impact our reseller network in the future. No single customer, distributor or reseller accounted for more than 10% of our consolidated net revenues in the six months ended July 31, 2003 or during fiscal 2003, 2002 or 2001. We rely significantly upon major distributors and resellers in both the U.S. and international regions. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After a hearing on January 23, 2002, the Superior Court denied Spatial’s motion for a preliminary injunction, finding that Spatial had failed to establish that it was likely to prevail on the merits at trial. On August 1, 2002, Spatial amended its complaint to seek the following additional remedies: (1) a declaration regarding the appropriate location of the ACIS source code and (2) termination of Development Agreement, including our right to work with third party contractors on the ACIS source code and the perpetual right to incorporate and distribute ACIS with our products. On October 16, 2002, Spatial dismissed all of its claims for misappropriation of trade secrets against Autodesk and D-Cubed. On February 13, 2003, the Court granted D-Cubed Ltd.’s motion for summary judgment and denied our motion for summary adjudication of issues. The trial is currently underway and expected to conclude prior to the end of the third quarter of fiscal 2004.

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

On October 7, 2002, Digimation Inc. filed a demand for arbitration against Autodesk with the American Arbitration Association alleging breach of contract and interference with prospective economic advantage and business relations. The dispute was resolved in July 2003 without a material adverse effect on our consolidated statements of financial condition, results of operations or cash flows.

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

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 19, 2003, the following individuals were re-elected to the Board of Directors. Each director will serve for the ensuing year and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Carol A. Bartz	98,787,845	1,949,316
Mark A. Bertelsen	72,184,414	28,552,747
Crawford W. Beveridge	95,441,943	5,295,218
J. Hallam Dawson	94,637,522	6,099,639
Per-Kristian Halvorsen	95,484,076	5,253,085
Steven Scheid	94,640,938	6,096,223
Mary Alice Taylor	94,617,607	6,119,554
Larry Wangberg	94,627,399	6,109,762

The following proposals were approved at our Annual Meeting:

	Affirmative Votes	Negative Votes	Votes Withheld
To approve amendments to the Company’s 2000 Directors’ Option Plan and to certain outstanding director options.	53,650,649	44,709,600	2,376,912
To ratify the appointment of Ernst & Young LLP as Autodesk’s independent auditors for the fiscal year ending January 31, 2004.	91,886,745	8,205,410	645,006

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

The Exhibit listed below is filed as part of this Form 10-Q.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 22, 2003 to report under Item 9 the issuance of a press release announcing its financial results for the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2003

AUTODESK, INC. (Registrant)

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)