Form 10-Q
period 2003-10-31
AUTODESK INC
filed 2003-12-12
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

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

Yes ☒    No ☐

As of November 30, 2003, there were approximately 112.8 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net revenues	$233,862	$188,701	$656,333	$629,429

Costs and expenses:
Cost of revenues	35,364	31,835	107,211	106,737
Marketing and sales	89,860	82,129	259,001	251,247
Research and development	48,562	41,179	141,708	133,028
General and administrative	32,136	28,091	99,924	95,845
Amortization of goodwill and purchased intangibles	—	26	—	273
Restructuring and other	—	13,286	—	18,563

	205,922	196,546	607,844	605,693

Income (loss) from operations	27,940	(7,845)	48,489	23,736
Interest and other income, net	1,805	2,489	8,147	11,183

Income (loss) before income taxes	29,745	(5,356)	56,636	34,919
Income tax (provision) benefit	(7,139)	1,446	6,081	(9,428)

Net income (loss)	$22,606	$(3,910)	$62,717	$25,491

Basic net income (loss) per share	$0.20	$(0.03)	$0.56	$0.23

Diluted net income (loss) per share	$0.20	$(0.03)	$0.55	$0.22

Shares used in computing basic net income (loss) per share	111,220	112,809	111,497	113,161

Shares used in computing diluted net income (loss) per share	114,166	112,809	113,660	114,950

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2003	January 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$234,710	$186,377
Marketable securities	66,125	60,643
Accounts receivable, net	131,623	132,803
Inventories	11,773	12,284
Deferred income taxes	28,615	28,923
Income taxes receivable	24,128	—
Prepaid expenses and other current assets	28,201	28,602

Total current assets	525,175	449,632
Marketable securities	152,343	164,029
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	210,574	210,900
Leasehold improvements	33,714	32,913
Less accumulated depreciation	(174,969)	(167,691)

Net computer equipment, software, furniture and leasehold improvements	69,319	76,122
Purchased technologies and capitalized software, net	21,637	30,125
Goodwill, net	160,164	155,945
Other assets	6,190	7,797

	$934,828	$883,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,816	$45,122
Accrued compensation	65,678	44,869
Accrued income taxes	54,679	39,802
Deferred revenues	107,248	93,241
Other accrued liabilities	56,791	86,994

Total current liabilities	335,212	310,028
Deferred income taxes, net	1,461	1,678
Other liabilities	1,669	2,736

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	468,900	479,874
Accumulated other comprehensive loss	(7,819)	(11,568)
Deferred compensation	(729)	(2,185)
Retained earnings	136,134	103,087

Total stockholders’ equity	596,486	569,208

	$934,828	$883,650

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended October 31,
	2003	2002
Operating activities
Net income	$62,717	$25,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,966	36,698
Write-downs of cost method investments	61	1,292
Tax benefits from employee stock plans	—	8,554
Changes in operating assets and liabilities	1,862	(28,849)

Net cash provided by operating activities	100,606	43,186

Investing activities
Net sales and maturities of marketable securities	4,927	115,291
Capital and other expenditures	(18,716)	(28,806)
Acquisitions, net of cash acquired	(5,150)	(143,531)
Other investing activities	(51)	(2,073)

Net cash used in investing activities	(18,990)	(59,119)

Financing activities
Repayment of notes payable and borrowings	—	(210)
Repurchases of common stock	(81,062)	(45,399)
Proceeds from issuance of common stock	50,798	71,283
Dividends paid	(10,076)	(10,223)

Net cash (used in) provided by financing activities	(40,340)	15,451

Effect of exchange rate changes on cash and cash equivalents	7,057	7,235

Net increase in cash and cash equivalents	48,333	6,753

Cash and cash equivalents at beginning of year	186,377	157,687

Cash and cash equivalents at end of period	$234,710	$164,440

Supplemental cash flow information:
Net cash paid during the period for income taxes	$2,058	$23,307

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Autodesk’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2004.

Certain reclassifications involving cash equivalents and short-term marketable securities have been made to prior year cash equivalents and short-term marketable securities to conform to current year presentation.

2.	Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Autodesk has elected to continue to follow the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for employee stock options.

Autodesk is required under SFAS 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net income (loss) – as reported	$22,606	$(3,910)	$62,717	$25,491
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	368	604	1,061	1,523
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(10,951)	(13,877)	(34,746)	(37,320)

Pro forma net income	$12,023	$(17,183)	$29,032	$(10,306)
Net income (loss) per share:
Basic – as reported	$0.20	$(0.03)	$0.56	$0.23

Basic – pro forma	$0.11	$(0.15)	$0.26	$(0.09)

Diluted – as reported	$0.20	$(0.03)	$0.55	$0.22

Diluted – pro forma	$0.11	$(0.15)	$0.26	$(0.09)

3.	Inventories

Inventories consist of the following (in thousands):

	October 31, 2003	January 31, 2003
Raw materials and finished goods	$9,398	$9,851
Demonstration inventory	2,375	2,433

	$11,773	$12,284

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

4.	Purchased Technologies and Capitalized Software

Purchased technologies and capitalized software and the related accumulated amortization are as follows (in thousands):

	October 31, 2003	January 31, 2003
Purchased technologies	$131,934	$133,029
Capitalized software	18,445	18,444

	150,379	151,473
Less: Accumulated amortization	(128,742)	(121,348)

Purchased technologies and capitalized software, net	$21,637	$30,125

Expected future amortization expense for purchased technologies and capitalized software for the three months ended January 31, 2004 and each of the fiscal years thereafter is as follows (in thousands):

Period ending January 31,
2004	$4,004
2005	12,873
2006	3,349
2007	928
2008	483

Total	$21,637

5.	Goodwill

The changes in the carrying amount of goodwill by reportable segment during the nine months ended October 31, 2003 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2003	$149,539	$6,406	$155,945
Linius acquisition goodwill (1)	978	—	978
VIA acquisition goodwill (1)	3,450	—	3,450
Other	(209)	—	(209)

Balance as of October 31, 2003	$153,758	$6,406	$160,164

(1)	See Note 13. “Business Combinations” for a description of these acquisitions.

6.	Restructuring Reserves

The following table sets forth the restructuring activities during the first nine months of fiscal 2004 (in thousands). The balances at January 31, 2003 in the table below have been adjusted by $2.7 million to reflect actual charges utilized and reversals related to Board approved restructuring reserves. While the actual charges utilized and reversals were properly reflected in Autodesk’s financial statements as of and for the fiscal year ended January 31, 2003, they had not been properly reflected in the restructuring reserves table in the Notes to Consolidated Financial Statements in Autodesk’s Form 10-K for the fiscal year ended January 31, 2003. This adjustment did not impact Autodesk’s financial position, results of operations, cash flows, or earnings per share. The balance at October 31, 2003 is included in “Other accrued liabilities” on our Condensed Consolidated Balance Sheet.

	Balance at January 31, 2003	Additions	Charges Utilized	Reversals	Balance at October 31, 2003
Office closure costs	$12,856	—	$(6,049)	—	$6,807
Employee termination costs	8,252	—	(6,619)	—	1,633

Total	$21,108	—	$(12,668)	—	$8,440

7.	Commitments and Contingencies

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

Legal Proceedings

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and D-Cubed Ltd. (“D-Cubed”), seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. Spatial filed a notice of appeal on December 2, 2003, appealing the decision of the jury. The notice does not specify the basis on which Spatial intends to challenge the jury’s finding. Autodesk does not know any basis on which an appeal would be successful, and accordingly, believes that the ultimate resolution of this matter will not have a material effect on its consolidated statements of financial condition, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could materially affect the future results of operations, cash flows or financial position in a particular period.

Generally, Autodesk is involved in legal proceedings arising from the normal course of business activities. In its opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, it is possible that an unfavorable resolution of a matter could materially affect the future results of operations, cash flows or financial position in a particular period.

8.	Changes in Stockholders’ Equity

During the nine months ended October 31, 2003 Autodesk repurchased and retired 5.0 million shares of its common stock through open market purchases at an average repurchase price of $16.21 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the nine months ended October 31, 2003 by $61.5 million and $19.6 million, respectively.

In addition, during the nine months ended October 31, 2003 Autodesk paid cash dividends of $0.09 per common share, or $0.03 per common share per fiscal quarter, reducing retained earnings by $10.1 million.

9.	Comprehensive Income

Autodesk’s total comprehensive income was as follows, net of tax (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net income (loss)	$22,606	$(3,910)	$62,717	$25,491
Other comprehensive income (loss), net	2,375	(782)	3,749	3,821

Total comprehensive income (loss)	$24,981	$(4,692)	$66,466	$29,312

10.	Net Income Per Share

The following is a reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted per share amount – net income (loss)	$22,606	$(3,910)	$62,717	$25,491

Denominator:
Denominator for basic net income per share — weighted average shares	111,220	112,809	111,497	113,161
Effect of dilutive common stock options	2,946	—	2,163	1,789

Denominator for dilutive net income per share	114,166	112,809	113,660	114,950

For the three months ended October 31, 2003, options to purchase 8.6 million weighted average shares were excluded from the computation of diluted net income per share. For the nine months ended October 31, 2003 and 2002, options to purchase 14.0 million weighted average shares and 17.8 million weighted average shares, respectively, were excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the period and therefore were not dilutive.

For the three months ended October 31, 2002, all outstanding options, a total of 29.3 million, were excluded from the computation of diluted net loss per share because Autodesk incurred a loss.

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

The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, game production, web design and interactive web streaming.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division (formerly Geographic Information Services), Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Professional Services. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT accounted for 45% and 44% of Autodesk’s consolidated net revenues during the nine months ended October 31, 2003 and 2002, respectively.

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

	Three months ended October 31,		Nine months ended October 31,
	2003	2002[1]	2003	2002[1]
Net revenues:
Design Solutions	$200,115	$157,997	$553,512	$528,735
Discreet	33,522	30,498	102,460	98,664
Other	225	206	361	2,030

	$233,862	$188,701	$656,333	$629,429

Income (loss) from operations:
Design Solutions	$80,262	$50,599	$195,914	$182,766
Discreet	(1,050)	(3,969)	(1,987)	(12,170)
Unallocated amounts[2]	(51,272)	(54,475)	(145,438)	(146,860)

	$27,940	$(7,845)	$48,489	$23,736

[1]	For purposes of comparison with the current quarter and year to date information, segment data for the three and nine months ended October 31, 2002 have been restated to reflect the current segment reporting.

[2]	Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net revenues:
Manufacturing Solutions Division	$33,272	$24,607	$92,461	$91,558
Infrastructure Solutions Division	28,699	23,664	76,755	75,034
Building Solutions Division	20,787	16,942	52,997	54,926
Platform Technology Division and Other	117,357	92,784	331,299	307,217

	$200,115	$157,997	$553,512	$528,735

Information regarding Autodesk’s operations by geographic area is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net revenues:
United States	$88,351	$74,715	$239,029	$245,120
Other Americas	16,558	12,757	42,852	41,713

Total Americas	104,909	87,472	281,881	286,833
Europe, Middle East and Africa	77,630	58,167	224,835	196,338
Asia Pacific	51,323	43,062	149,617	146,258

Total net revenues	$233,862	$188,701	$656,333	$629,429

12.	Financial Instruments

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

Forwards

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), have average maturities of 90 days or less. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. Autodesk recorded net gains of $0.4 million and net losses of $0.2 million on foreign currency transactions for the three months ended October 31, 2003 and 2002, respectively. Autodesk recorded net gains on foreign currency transactions of $1.4 million and $0.7 million for the nine months ended October 31, 2003 and 2002, respectively.

The notional amounts of foreign currency contracts are $17.6 million at October 31, 2003 and $32.0 million at January 31, 2003. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts are $51.6 million at October 31, 2003 and $36.2 million at January 31, 2003 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in other income.

During the three months ended October 31, 2003, there were $0.4 million settlement gains recorded against net revenue. There were no settlement gains or losses recorded during the three months ended October 31, 2002. Amounts associated with the cost of the options totaling $0.2 million were recorded in Interest and other income, net during the three months ended October 31, 2003 and 2002. During the nine months ended October 31, 2003, there were $0.3 million in net settlement gains recorded as net revenues. During the nine months ended October 31, 2002 there were $0.6 million in net settlement losses recorded as net revenues. Amounts associated with the cost of the options totaling $0.6 million and $0.7 million were recorded in Interest and other income, net during the nine months ended October 31, 2003 and 2002, respectively.

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

During the second quarter of fiscal 2004, Autodesk recognized an income tax benefit of $ 19.7 million due to the favorable resolution of an industry-wide matter surrounding its Foreign Sales Corporation for the fiscal years ended 1993 through 1998. The income tax benefit was recognized upon the resolution with the United States Tax Court and IRS Appeals which occurred during the second quarter. The income tax benefit represents amounts previously paid by Autodesk related to this matter.

15.	Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

16.	Subsequent Events

During November 2003, the Board of Directors approved a new restructuring plan that involves the elimination of between 550 and 650 positions and the closure of a number of offices worldwide. This plan is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The restructuring charge under this plan is estimated to be $37.0 million and is expected to be incurred over the four quarters beginning the fourth quarter of fiscal 2004.

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

Revenue Recognition. Our accounting policies and practices are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended, and SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

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

Allowance for Bad Debts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. At October 31, 2003, our bad debt reserve was $10.1 million.

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

Product Return Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. At October 31, 2003, our product returns reserves were $20.7 million.

Product returns as a percentage of applicable revenues were 4.1% and 4.3% for the three months ended October 31, 2003 and 2002, respectively. For the nine months ended October 31, 2003 and 2002, product returns as a percentage of applicable revenues were 5.9% and 5.0%, respectively. The product return reserves are based on estimated channel inventory levels, the timing of new product introductions and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2004, the more product returns we expect. During the three and nine months ended October 31, 2003, we recorded a provision for product returns of $6.6 million and $29.8 million, respectively, which reduced our gross revenue for those respective periods.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and proper, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Realizability of Long-Lived Assets. We assess the realizability of our long-lived assets and related intangible assets annually during the fourth fiscal quarter, or sooner, should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which impact the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.

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

Restructuring Expenses. During the fiscal year ended January 31, 2003, we recorded restructuring charges of $25.9 million of which $12.5 million related to the closure of several domestic and international offices. These office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers and management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. Should real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during fiscal 2002 and 2003 and we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

During November 2003, the Board of Directors approved a new restructuring plan that involves the elimination of between 550 and 650 positions and the closure of a number of offices worldwide. This plan is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The restructuring charge under this plan is estimated to be $37.0 million and is expected to be incurred over the four quarters beginning the fourth quarter of fiscal 2004.

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

Overview of the Three and Nine Months Ended October 31, 2003

	Three months ended October 31, 2003	As a % of Net Revenues	Three months ended October 31, 2002	As a % of Net Revenues
	($ in thousands)
Net revenues	$233,862	100%	$188,701	100%

Cost of revenues	35,364	15	31,835	17
Operating expenses	170,558	73	151,399	80
Amortization of purchased intangibles	—	—	26	—
Restructuring and other	—	—	13,286	7

Income (loss) from operations	$27,940	12%	($7,845)	(4%)

	Nine months ended October 31, 2003	As a % of Net Revenues	Nine months ended October 31, 2002	As a % of Net Revenues
	($ in thousands)
Net revenues	$656,333	100%	$629,429	100%

Cost of revenues	107,211	16	106,737	17
Operating expenses	500,633	76	480,120	76
Amortization of purchased intangibles	—	—	273	—
Restructuring and other	—	—	18,563	3

Income from operations	$48,489	7%	$23,736	4%

Our net revenues for the three months ended October 31, 2003 were 24% higher as compared to net revenues for the three months ended October 31, 2002 primarily due to increased upgrade and subscription revenues as well as the positive effects of changes in foreign currencies. The increased upgrade revenues are due in part to the announcement of our intention to retire the AutoCAD 2000-based product series during early calendar 2004. Our operating margin was 12% for the three months ended October 31, 2003 compared to an operating loss of 4% for the three months ended October 31, 2002. This increase is primarily due to higher revenues coupled with the restructuring charges incurred during the three months ended October 31, 2002. Our net revenues for the nine months ended October 31, 2003 were up 4% compared to the nine months ended October 31, 2002. The corresponding operating margin was 7% for the nine months ended October 31, 2003 as compared to 4% for the nine months ended October 31, 2002. The increase in revenue for the nine month period was primarily due to the positive effects of changes in foreign currencies as well as increased upgrade and subscription revenues. In addition, the 24% increase in net revenues for the three month period ended October 31, 2003, as compared to the prior fiscal year, more than offset the lower revenues achieved in the first half of fiscal 2004 compared to the same period in the prior fiscal year. The increase in operating margin is primarily due to the restructuring charges incurred during the nine months ended October 31, 2002.

During fiscal 2002, we introduced the Autodesk Subscription Program in the United States. Under the program, customers who own the most recent version of the underlying product participate in a simplified upgrade process, feature-enhancing extensions and other ancillary services. During the first quarter of fiscal 2004 we completed the rollout of the Autodesk Subscription Program and during the third quarter of fiscal 2004 we launched three enhancements to our North American programs – Web support direct from Autodesk, e-learning and multi-year contracts. Subscriptions are now available to our customers in most major markets worldwide. Through this program, which is available for a majority of our products, we offer customers access to the most current product enhancements while allowing us to reduce our dependence on revenues from customer upgrades when new product cycles occur. Deferred subscription revenues grew to $66.5 million as of October 31, 2003 from $56.7 million as of January 31, 2003. Subscription revenue is recognized ratably over the life of the contracts.

We generate a significant amount of revenue in the United States, Japan, Germany, United Kingdom, Italy, Greater China and Canada. The weaker value of the U.S. dollar, relative to international currencies, had a positive impact of $6.0 million on operating results in the third quarter of fiscal quarter 2004 compared to the same period in the prior fiscal year. Had exchange rates from the comparable period last year been in effect during the three months ended October 31, 2003, translated international revenue billed in local currencies would have been $10.2 million lower and operating expenses would have been $4.2 million lower.

Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. The operating margin for our Design Solutions Segment was 40% for the three months ended October 31, 2003 as compared to 32% for the three months ended October 31, 2002 and was 35% for both the nine months ended October 31, 2003 and 2002. The fluctuations in operating margins for the Design Solutions Segment were primarily due to changes in net revenues. The operating loss for our Discreet Segment as a percentage of net revenue was 3% for the three months ended October 31, 2003 as compared to 13% for the three months ended October 31, 2002 and was 2% for the nine months ended October 31, 2003 as compared to 12% for the nine months ended October 31, 2002. The improved operating margins for the Discreet Segment were due in part to increased revenues and management’s focus on controlling operating expenses.

During the second and third quarters of fiscal 2004, with the help of a major consulting firm, we have analyzed our operations and cost structure. We have identified a number of opportunities to improve operating efficiencies to help achieve our targeted operating margins and to redirect resources to product development, sales development and other critical areas to invest for future growth. As we execute on these plans, we will incur restructuring charges over the four quarters beginning the fourth quarter of fiscal 2004.

During the first quarter of fiscal 2004, we acquired two new businesses, Linius Technologies, Inc. and VIA Development Corporation. These investments supplement existing technology. For a more detailed discussion, see Note 13. “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements.

During the nine months ended October 31, 2003, we maintained a strong balance sheet and generated $100.6 million of cash from our operating activities. We finished the third quarter of fiscal 2004 with $453.2 million in cash and marketable securities, a higher deferred revenue balance and an improved days sales outstanding position as compared to the previous quarter. Over 60% of the deferred revenues balance at October 31, 2003 consisted of customer subscription contracts, which will be recognized as revenue ratably over the life of the contracts, which is generally one year.

Results of Operations

Net Revenues

	Three Months Ended October 31,			Nine Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Net Revenues by Geographic Area:
Americas	$104.9	$87.4	20%	$281.9	$286.8	(2)%
Europe, Middle East and Africa	77.7	58.2	33	224.8	196.3	15
Asia Pacific	51.3	43.1	19	149.6	146.3	2

	$233.9	$188.7	24%	$656.3	$629.4	4%

Net Revenues by Operating Segment:
Design Solutions	$200.2	$158.0	27%	$553.5	$528.7	5%
Discreet	33.5	30.5	10	102.5	98.7	4
Other	0.2	0.2	—	0.3	2.0	(85)

	$233.9	$188.7	24%	$656.3	$629.4	4%

Net Design Solutions Revenues:
Manufacturing Solutions Division	$33.3	$24.6	35%	$92.4	$91.6	1%
Infrastructure Solutions Division	28.7	23.7	21	76.8	75.0	2
Building Solutions Division	20.8	16.9	23	53.0	54.9	(3)
Platform Technology Division and Other	117.4	92.8	27	331.3	307.2	8

	$200.2	$158.0	27%	$553.5	$528.7	5%

Our net revenues for the three months ended October 31, 2003 were $233.9 million as compared to $188.7 million in the same period last year. Net revenues in the Americas increased by 20%, net revenues in the Europe, Middle East and Africa region increased by 33% and net revenues in Asia Pacific increased by 19%. For the nine months ended October 31, 2003, net revenues were $656.3 million as compared to $629.4 million in the same period last year. Net revenues in the Americas decreased by 2%, net revenues in the Europe, Middle East and Africa region increased by 15% and net revenues in Asia Pacific increased by 2%. As previously described, the increase in net revenues for the three and nine month periods was primarily due to increased upgrade and subscription revenues as well as the positive impact of changes in foreign currencies. In addition, the 24% increase in net revenues for the three month period ended October 31, 2003, as compared to the prior fiscal year, more than offset the lower revenues achieved in the first half of fiscal 2004 as compared to the same period in the prior fiscal year. Should the difficult environment encountered during most of the first half of fiscal 2004 return, our net revenues in future periods will be adversely impacted.

Net revenues in the Americas for the three months ended October 31, 2003 were $104.9 million compared to $87.4 million for the three months ended October 31, 2002. Net revenues in the Americas for the nine months ended October 31, 2003 were $281.9 million compared to $286.8 million for the nine months ended October 31, 2002. The increase in Americas revenues for the three months ended October 31, 2003 was due primarily to higher sales of Design Solutions product upgrades and subscriptions. For the nine month period ended October 31, 2003, the improvement in the current fiscal quarter is still offset by the difficult selling environment experienced in the first half of fiscal 2004. In addition, a reorganization of the Americas sales organization during the first quarter of fiscal 2004 may have had a moderate adverse effect on that quarter.

Net revenues in the Europe, Middle East and Africa region for the three months ended October 31, 2003 were $77.7 million as compared to $58.2 million for the three months ended October 31, 2002. Net revenues in Europe, Middle East and Africa region for the nine months ended October 31, 2003 were $224.8 million as compared to $196.3 million for the nine months ended October 31, 2002. The increase in net revenues in Europe, Middle East and Africa region for the three and nine month periods was due primarily to strong upgrade and subscription sales and favorable exchange rates.

Net revenues in Asia Pacific for the three months ended October 31, 2003 were $51.3 million as compared to $43.1 million for the three months ended October 31, 2002. Net revenues in Asia Pacific for the nine months ended October 31, 2003 were $149.6 million as compared to $146.3 million for the nine months ended October 31, 2002. The increase in net revenues in Asia Pacific for the three month period was due primarily to strong new seat sales across a broad range of products as well as strong upgrade and subscription sales and the impact of favorable exchange rates. The increase in net revenues for the nine month period was due primarily to strong upgrade and subscription sales offset in part by the impact of severe acute respiratory syndrome (“SARS”), especially in the Greater China region, during the second quarter of fiscal 2004.

Net revenues for the Discreet Segment were $33.5 million in the three months ended October 31, 2003 as compared to $30.5 million in the same period last year. For the nine months ended October 31, 2002, net revenues for the Discreet Segment were $102.5 million as compared to $98.7 million in the same period last year. The increase in Discreet Segment revenues for the three and nine month periods was due primarily to demand for our advanced systems products in conjunction with the release of a new generation of workstation by Silicon Graphics, Inc. late in the third quarter of fiscal 2004. Our Discreet advanced system products are generally sold as an integrated solution on workstations from Silicon Graphics, Inc. In addition, the Discreet Segment revenues benefited from the release of 3ds max 6 during the third quarter of fiscal 2004.

Net revenues for the Design Solutions Segment were $200.2 million in the three months ended October 31, 2003 as compared to $158.0 million in the same period last year. Net revenues from sales of combined AutoCAD and AutoCAD LT products were $105.3 million in the three months ended October 31, 2003 as compared to $82.1 million in the same period last year. The increase in revenues from AutoCAD and AutoCAD LT was primarily due to an increase in AutoCAD upgrade and subscription revenues worldwide during the quarter as well as favorable exchange rates and a slightly improved spending environment across the industries we serve. For the nine months ended October 31, 2003, net revenues for the Design Solutions Segment were $553.5 million as compared to $528.7 million in the same period last year. Net revenues from sales of combined AutoCAD and AutoCAD LT products were $297.5 million in the nine months ended October 31, 2003 as compared to $274.8 million in the same period last year. The increase in net revenues during the nine months ended October 31, 2003 for both the Design Solutions Segment and combined AutoCAD and AutoCAD LT products was due primarily to a slightly improved spending environment across the industries we serve beginning late in the second quarter of fiscal 2004 and continuing through all of the current fiscal quarter as well as strong upgrade and subscription sales coupled with favorable exchange rates. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 45% and 44% of our consolidated net revenues for the three month periods ended October 31, 2003 and 2002, respectively, and 45% and 44% for the nine month periods ended October 31, 2003 and 2002, respectively.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the three and nine months ended October 31, 2003. Had exchange rates from the same period last year been in effect in the three and nine months ended October 31, 2003, translated international revenue billed in local currencies would have been $10.2 million and $40.5 million lower, respectively. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To minimize this impact, we utilize foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

International sales accounted for approximately 62% of our net revenues in the three months ended October 31, 2003 as compared to 60% in the same period last year. For the nine months ended October 31, 2003, international sales accounted for approximately 64% of our net revenues as compared to 61% in the same period last year. We believe that international sales will continue to comprise a significant portion of total revenues.

Cost of Revenues

	Three Months Ended October 31,			Nine Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Cost of revenues	$35.4	$31.8	11%	$107.2	$106.7	—
As a percentage of net revenues	15%	17%		16%	17%

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

The increase in cost of revenues for the three months ended October 31, 2003 compared to the three months ended October 31, 2002 was primarily due to the overall increase in revenues. Despite increased sales, cost of revenues was relatively flat as a percentage of revenue for the nine months ended October 31, 2003 and the nine months ended October 31, 2002 primarily as a result of changes in product mix.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales, increased consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, and the geographic distribution of sales. However, we expect future cost of revenues as a percentage of net revenues to remain within the historical range of 15 to 18 percent during the remainder of this fiscal year.

Marketing and Sales

	Three Months Ended October 31,			Nine Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Marketing and sales	$89.9	$82.1	10%	$259.0	$251.2	3%
As a percentage of net revenues	38%	44%		39%	40%

Marketing and sales expenses include salaries, dealer and sales commissions, and travel and facility costs for our marketing, sales, dealer training and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions as well as various sales and promotional programs designed for specific sales channels and end users.

The increase in marketing and sales expenses for the three months ended October 31, 2003 compared to the three months ended October 31, 2002 was primarily due to higher bonus accruals to reflect current levels of financial performance and due to increased commission expenses as a result of higher levels of sales and increased costs related to trade shows and conferences. Our marketing and sales expenses increased for the nine months ended October 31, 2003 as compared to 2002 primarily due to increased commission and bonus expenses related to higher levels of sales.

We expect to continue to invest in marketing and sales of our products to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
Research and development	$48.6	$41.2	18%	$141.7	$133.0	7%
As a percentage of net revenues	21%	22%		22%	21%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees and depreciation of computer equipment used in software development.

Research and development expenses, while remaining essentially flat as a percentage of revenue, increased in absolute dollars for the three months ended October 31, 2004 as compared to the three months ended October 31, 2002, as a result of higher bonus accruals to reflect current levels of financial performance and higher professional fees related to our manufacturing division. The increase in research and development expenses for the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002 was due to higher bonus accruals to reflect current levels of financial performance and incremental costs associated with the acquisition of Revit Technology Corporation in April 2002.

We expect that research and development spending will continue to be significant for the remainder of fiscal 2004 as we continue to invest in product development.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
	($ in millions)
General and administrative	$32.1	$28.1	14%	$99.9	$95.8	4%
As a percentage of net revenues	14%	15%		15%	15%

General and administrative expenses include our information systems, finance, human resources, legal and other administrative operations. We generally do not allocate these costs to the business divisions they support. As a result, such expenses impact general and administrative rather than cost of revenues, marketing and sales or research and development expenses.

The absolute dollar increase in general and administrative expenses for the three months ended October 31, 2003 compared to the three months ended October 31, 2002 was primarily due to higher bonus accruals to reflect current levels of financial performance and management consulting expenses offset by a reversal of a litigation reserve related to the Spatial matter (see Note 7. “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements). General and administrative expenses for the nine months ended October 31, 2003 increased slightly as compared to the nine months ended October 31, 2002 primarily due to higher bonus accruals to reflect current levels of financial performance and management consulting expenses offset in part by a reversal of a litigation reserve related to the Spatial matter and general cost reductions.

We currently expect that for the remainder of fiscal 2004, general and administrative expense, as a percentage of net revenues, will remain consistent with the level experienced in fiscal 2003.

Restructuring and Other

There were no restructuring charges in the three or nine months ended October 31, 2003. During the nine months ended October 31, 2002, Autodesk recognized $18.6 million of restructuring charges related to office closures and employee termination costs. Of this amount, $8.1 million related to office closures in Europe and the United States and $10.1 million related to employee termination costs which were part of formal plans approved by our Board of Directors during fiscal 2002 and fiscal 2003, respectively, in connection with our efforts to reduce operating expense levels.

During November 2003, the Board of Directors approved a new restructuring plan that involves the elimination of between 550 and 650 positions and the closure of a number of offices worldwide. This plan is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The restructuring charge under this plan is estimated to be $37.0 million and is expected to be incurred over the four quarters beginning the fourth quarter of fiscal 2004.

For additional information regarding restructuring reserves see Note 6. “Restructuring Reserves,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Interest and investment income	$1,370	$2,022	$4,549	$7,673
(Losses) gains on foreign currency transactions	(369)	(150)	998	656
Write-downs of cost method investments	(35)	(1,092)	(61)	(1,292)
Realized gains on sales of marketable securities	431	461	1,461	1,355
Other	408	1,248	1,200	2,791

	$1,805	$2,489	$8,147	$11,183

Interest and other income decreased primarily due to a decrease in interest income. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and investment income when comparing the three and nine months ended October 31, 2003 and 2002 was primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances.

Provision for Income Taxes

Our effective income tax rate was 24% in the third quarter of fiscal 2004 and 27% in the third quarter of fiscal 2003. Absent the impact of the non-recurring tax benefit from the resolution of the Foreign Sales Corporation “FSC” issue, described below, our effective income tax rate was 24% in the nine months ended October 31, 2003 and 27% in the nine months ended October 31, 2002. The effective tax rate is less than the federal statutory rate of 35% due to the benefits associated with our extraterritorial income exclusion “ETI”, research credits, and tax-exempt interest. The tax rate for the third quarter of fiscal 2004 and the first nine months of fiscal 2004 was lower than the same periods last year due to a relatively higher impact of these items offset by benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate in the prior year.

Our future effective income tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, research credits, and tax-exempt interest.

At October 31, 2003, we had net deferred tax assets of $27.2 million. Realization of these assets is dependent on our ability to generate approximately $70.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

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

Business Combinations

During the nine months ended October 31, 2003, we supplemented our existing technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

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

Liquidity and Capital Resources

At October 31, 2003, our principal sources of liquidity were cash and marketable securities totaling $453.2 million and net accounts receivable of $131.6 million. Additionally, we currently have a $40.0 million line of credit with a financial institution. Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities.

During the nine months ended October 31, 2003, we generated $100.6 million of cash from operating activities as compared to $43.2 million in the same period last year. Cash flows from operating activities, together with the proceeds from stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products and changes in working capital accounts.

During the nine months ended October 31, 2003 the cash generated, together with cash and securities available at the start of the year, was used to fund repurchases of our common stock of $81.1 million, acquisitions of two businesses for an aggregate of $5.2 million, capital and other expenditures of $18.7 million and payment of dividends of $10.1 million.

Between November 1999 and March 2001, the Board of Directors approved plans to repurchase up to 44.0 million shares of our common stock. Of these 44.0 million shares, 38.9 million have been repurchased and retired as of October 31, 2003. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans. The Company expects to continue its stock repurchase programs to offset its employee equity programs.

We have a line of credit in the United States permitting short-term, unsecured borrowings of up to $40.0 million, which may be used from time to time for working capital or other business needs. This credit facility expires in February 2004 and contains restrictive covenants that, among other provisions, require us to maintain certain financial ratios. As of October 31, 2003, we were in compliance with these restrictive covenants and there were no borrowings outstanding under the agreement.

We generally do not enter into binding purchase commitments. Principal commitments at October 31, 2003, consisted of obligations under operating leases for facilities and some computer equipment.

In June 2003, we entered into a Software and Services Agreement for the purchase and implementation of customer relationship management software and services, providing for payment of $3.8 million in license fees and up to $6.7 million in services over the first 18 months of the contract. During the nine months ended October 31, 2003, we paid $4.8 million related to this agreement.

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

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the nine months ended October 31, 2003 were the Euro, British pound, and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

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

All stock option grants to executive officers are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation and Human Resources Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Refer to the “Report of the Compensation and Human Resources Committee of the Board of Directors” in our 2003 Proxy Statement for further information concerning Autodesk’s policies and procedures regarding the use of stock options. Grants to our non-employee directors are non-discretionary and are pre-determined by the terms of the 2000 Directors’ Option Plan.

The following tables provide information about our stock option programs, including distribution and dilutive effect, option plan balances and in-the-money and out-of-the-money options, including participation by the Chief Executive Officer and each of the other most highly compensated executive officers named in our Proxy Statement for the fiscal year ended January 31, 2003 (the “Named Executive Officers”).

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options:

	Nine months ended October 31, 2003	Fiscal year ended January 31,
		2003	2002
Net grants during the period as % of outstanding shares (1)	1.8%	3.1%	6.5%
Grants to Named Executive Officers during the period as % of total options granted (2)	17.4%(3)	9.3%	14.1%
Grants to Named Executive Officers during the period as % of outstanding shares	0.7%	0.6%	1.1%
Cumulative options held by Named Executive Officers as % of total options outstanding	19.8%	18.0%	18.9%

(1)	Net grants are total grants less cancellations.

(2)	Named Executive Officers in our Proxy Statement for the fiscal year ended January 31, 2003, included Tom Vadnais, who left the Company in May 2003.

(3)	The executive staff, which includes the Named Executive Officers, received option grants during the first and third quarters of fiscal 2004. Employee grants are made throughout the year.

General Option Information

Our stock option activity for the relevant periods, is summarized as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
Options outstanding at January 31, 2002	8,998	29,164	$16.50
Granted	(7,356)	7,356	15.41
Options assumed in an acquisition	12	255	1.51
Exercised	—	(3,428)	14.42
Canceled	3,902	(3,902)	17.64
Additional shares reserved	4,001	—	—

Options outstanding at January 31, 2003	9,557	29,445	$16.19
Granted	(4,222)	4,222	15.25
Exercised	—	(2,230)	12.55
Canceled	2,271	(2,271)	17.38
Canceled from expired plans	—	(219)	20.84
Additional shares reserved	4,084	—	—

Options outstanding at October 31, 2003	11,690	28,947	$16.22

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our common stock at October 31, 2003 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). Exercisable shares are those that are vested at October 31, 2003. The closing price of our Common Stock on October 31, 2003, was $19.31 per share.

	Exercisable		Unexercisable		Total
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-Money	12,626	$14.96	11,211	$14.91	23,837	$14.94
Out-of-the-Money	3,901	22.46	1,209	21.50	5,110	22.23

Total Options Outstanding	16,527	$16.73	12,420	$15.85	28,947	$16.22

Option Grants in Last Fiscal Quarter

The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the three months ended October 31, 2003.

Name	Individual Grants
	Options Granted (1)(2)	% of Total Options Granted to Employees (3)	Exercise Price Per Share	Expiration Date (4)	Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation For Option Term (5)
					5%	10%

Carol A. Bartz Chairman of the Board, Chief Executive Officer and President	200,000	10.32%	$17.45	9/25/13	$2,194,842	$5,562,161

Joseph H. Astroth Executive Vice President, Location Services Division	40,000	2.06%	$17.45	9/25/13	$438,968	$1,112,432

Carl Bass Executive Vice President, Design Solutions Group	100,000	5.16%	$17.45	9/25/13	$1,097,421	$2,781,081

Michael E. Sutton Executive Vice President, Business Operations	40,000	2.06%	$17.45	9/25/13	$438,968	$1,112,432

(1)

The options in this table are incentive stock options or nonstatutory stock options granted under the 1996 Stock Plan, and have exercise prices equal to the fair market value of the Company’s Common Stock on the date of grant. Generally, all such options have ten year terms and vest over one to five years. The shares subject to each option will immediately vest in full in the event the Company is acquired by merger or asset sale, unless the option is to be assumed by the acquiring entity. In addition, in the event that the Company terminates any of the Named Executive Officers within 12 months following a change in control, the shares subject to each option will vest as to the number of shares that would have vested within the 12 months following such termination.

(2)	Named Executive Officers in our Proxy Statement for the fiscal year ended January 31, 2003, included Tom Vadnais, who left the Company in May 2003.

(3)	The Company granted options to purchase 1.9 million shares of Common Stock during the three months ended October 31, 2003 to 1,177 employees.

(4)	The options in this table may terminate before their expiration upon the termination of the optionee’s status as an employee or consultant or upon the optionee’s disability or death.

(5)	Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain or “option spread” that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options’ ten-year term at assumed annual rates of 5%, and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company’s estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option, and there can be no assurance that the potential realizable values shown in this table will be achieved.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans at October 31, 2003.

(Shares in thousands)	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	19,844	$16.14	16,893	(2)
Equity compensation plans not approved by security holders (3)	9,103	$16.40	146

Total	28,947	$16.22	17,039

(1)	Included in these amounts are 0.3 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $15.18 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 5.4 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to shareholder approval.

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

General economic conditions may affect our net revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. If economic growth in the U.S. and other countries’ economies is slowed, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could continue to negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

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

In the Discreet business, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which has resulted in and may continue to have a negative impact on our operating results. In addition, Discreet’s advanced systems products rely on workstations manufactured by Silicon Graphics, Inc., and failure of Silicon Graphics, Inc. to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

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

Our international results will also continue to be impacted by general economic and political conditions in these foreign markets or in specific large foreign markets. In particular, the potential economic impact from the failure to occur of an expected continued post-SARS recovery in Asia Pacific (particularly China) in the fourth quarter of fiscal 2004 or the first quarter of fiscal 2005 could disrupt trade and market relationships in a way that could harm our business. These and other factors may adversely impact our future international operations and consequently our business as a whole.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. In addition, the changing distribution models resulting from increased focus on direct sales to strategic accounts or from two-tiered distribution may impact our reseller network in the future. No single customer, distributor or reseller accounted for more than 10% of our consolidated net revenues in the nine months ended October 31, 2003 or during fiscal 2003, 2002 or 2001. We rely significantly upon major distributors and resellers in both the U.S. and international regions. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

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

Our continued growth and success depends significantly on the continued service of highly skilled employees and independent developers. Our ability to attract and retain key personnel is dependent on a number of factors, including our continued ability to grant stock incentive awards. Changes in the accounting rules for stock options, which are granted to most of our employees and which have been a significant factor in attracting and retaining key technical and management experts, could have a material adverse effect on our business. The loss of key personnel or inability to recruit new employees or independent developers would negatively impact our business. We may also experience increased compensation costs to attract and retain skilled personnel. In addition, the Company’s planned restructuring for the fourth quarter of fiscal year 2004 and during fiscal year 2005 could result in disruptions to our business or to our employee base which could negatively impact anticipated revenues during those periods. Moreover, failure to effect all of the headcount and facilities reductions could negatively impact results of operations for those periods or may result in unanticipated fluctuations in quarterly results of operations.

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

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and D-Cubed Ltd. (“D-Cubed”), seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. The notice does not specify the basis on which Spatial intends to challenge the jury’s finding. We do not know of any basis on which an appeal would be successful, and accordingly, believe that the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial condition, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Generally, we are involved in legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, it is possible that an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

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

Reports on Form 8-K

On August 21, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 12 to furnish our press release announcing our financial results for the quarter ended July 31, 2003.

On November 20, 2003, the Company filed a Current Report on Form 8-K under Item 9 to furnish our press release announcing our financial results for the quarter ended October 31, 2003.

On November 25, 2003, the Company filed a Current Report on Form 8-K under Item 9 to furnish our press release announcing the preliminary estimates of the restructuring charges announced in its third quarter fiscal 2004 earnings call on November 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 2003

AUTODESK, INC. (Registrant)

/s/ ALFRED J. CASTINO

Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)