Form 10-K
period 2004-01-31
AUTODESK INC
filed 2004-04-08
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒ No☐

As of July 31, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 110.6 million shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on July 31, 2003) was approximately $1.6 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2004, Registrant had outstanding approximately 117.5 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held June 17, 2004 are incorporated by reference in Part III of this Form 10-K. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 31, 2004.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed in this Annual Report, included under “Risk Factors Which May Impact Future Operating Results.” Actual results may vary from those projected in the forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. A forward-looking statement is any statement that looks to future events, including any statements regarding the markets for our products in the future or the success of our products in these markets, as well as any statements of expectation, plans, strategies and objectives of management for the future and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

ITEM 1.	BUSINESS

GENERAL

Autodesk is one of the world’s leading design software and digital content companies, offering customers progressive business solutions through powerful technology products and services. We help customers in the building, manufacturing, infrastructure and digital media sectors increase the value of their digital design data and improve efficiencies across their entire project lifecycle management processes. We provide a broad range of integrated and interoperable design software, Internet services, wireless development platforms and point-of-location applications that empower millions of users. Our software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

Our strategy is to deliver advanced solutions that address our customers’ needs to leverage the digital design data created with Autodesk design tools, so as to improve their productivity throughout the creation, building, manufacture and management of the customers’ projects. To execute against this strategy, we are focused on delivering strong products on a more frequent release cycle, strengthening our desktop position, migrating our customers to more advanced technologies, expanding in emerging geographies and capturing the lifecycle management market opportunity.

We are organized into two reportable operating segments: the Design Solutions Segment, which accounted for 85% of revenue in fiscal 2004, and the Discreet Segment, which accounted for 15% of revenue in fiscal 2004. A summary of our net revenues, and condensed results of operations for our business segments is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals and consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The principal products sold by the Design Solutions Segment include AutoCAD and AutoCAD LT products, which accounted for 45% of our consolidated net revenues for fiscal 2004. In addition to software products, the Design Solutions Segment offers a range of services including consulting, support and training.

The Design Solutions Segment consists of the following industry specific business divisions: Manufacturing Solutions Division; Infrastructure Solutions Division; Building Solutions Division; and Platform Technology Division and Other, which includes revenue from Autodesk Collaboration Services and Autodesk Consulting. Autodesk Consulting provides integrated consulting, training and support for customers seeking maximum benefit and performance from our products.

The Discreet Segment develops, integrates, markets, sells and supports film and television compositing systems, High Definition (HD) and Standard Definition (SD) broadcast editorial and finishing systems, Digital Cinema production systems for color grading and film finishing, and animation, visualization and streaming media products. Revenues are derived from the sale of products to post production facilities, film studios, broadcasters and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming.

In addition to the customers served by our operating segments, our Location Services Division offers a technology platform designed to deliver location-based applications to wired, mobile and wireless users. We market our product, LocationLogic, to wireless carriers and network operators around the world.

To support our business strategy, during the last three years, we completed the following acquisitions, among others: CAiCE Software Corporation (“CAiCE”) in September 2002, Revit Technology Corporation (“Revit”) in April 2002, the software division of Media 100, Inc. (“Media 100”) in October 2001 and Buzzsaw.com, Inc. (“Buzzsaw”) in August 2001. For more information about the strategic importance of these acquisitions, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903. Our telephone number is (415) 507-5000, and our Internet home page is located at www.autodesk.com; however, the information in, or that can be accessed through, our home page is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our Internet home page shortly after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Investors may also obtain copies of our SEC filings from the SEC Website at www.sec.gov.

PRODUCTS

Design Solutions Segment

The principal product offerings from the different divisions of the Design Solutions Segment are described below:

Platform Technology Division and Other

The Platform Technology Division and Other accounted for 59% of the Design Solutions Segment revenues and 50% of overall net revenues in fiscal 2004. The division’s principal product offerings include:

AutoCAD

AutoCAD, which is our flagship product, is a design and drafting platform that automates design tasks and provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction and manufacturing to process plant design and mapping. Architects, engineers, drafters and design-related professionals use AutoCAD to create, view, manage, plot, share, and reuse accurate, information–rich drawings.

In March 2004, we introduced a new release of AutoCAD. AutoCAD 2005 provides enhanced capabilities that allow users to better manage and publish sheet sets and communicate project information for markup and review. Among other improvements, this release enhances the creation and management of entire sets of related drawings directly inside the application. This release follows the successful launch of AutoCAD 2004 in March 2003, which took advantage of previous product enhancements and also included productivity tools and presentation graphics, CAD standards tools and licensing tools for more efficient software management.

AutoCAD LT

AutoCAD LT is used for 2D drafting and detailing by design professionals in multiple industries who require full DWG file format compatibility and do not need to customize their software. Users can share, with security, all design data with team members who use AutoCAD or Autodesk products built on AutoCAD.

Autodesk Buzzsaw

Autodesk Buzzsaw, offered by Autodesk Collaboration Services, is an online collaboration service that allows users to store, manage, and share project documents from any Internet connection. The Autodesk Buzzsaw online work environment integrates a secure project hosting service with CAD-related software, tools, and services. Users benefit from the ability to connect with their project team anytime, regardless of organizational or geographical boundaries.

Manufacturing Solutions Division

The Manufacturing Solutions Division accounted for 17% of Design Solutions Segment revenues in fiscal 2004. The division’s solutions enable our manufacturing customers to rapidly adopt 3D design, create designs in a simple 2D/3D environment, manage design data for additional business processes, and share design data across the enterprise and with the supply chain. The division’s principal product offerings include:

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

Building Solutions Division

The Building Solutions Division accounted for 10% of Design Solutions Segment revenues in fiscal 2004. The division’s solutions enable our building industry customers to create high quality designs and documentation, securely distribute digital design data, accurately estimate project costs, manage project workflow, and securely collaborate with project team and others who require access to design data. The division’s principal product offerings include:

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

Autodesk Revit

The Autodesk Revit platform provides architects, design-build teams and other building industry professionals a complete architectural design and documentation system supporting all phases of design and all the architectural drawings and schedules required for a building project. Autodesk Revit collects information about the building project and coordinates this information across all other representations of the project so that every drawing sheet, 2D and 3D view, and schedule is based on information from the same underlying building database. The Autodesk Revit parametric change engine automatically coordinates changes made anywhere—in model views or drawing sheets, schedules, sections or plans.

Infrastructure Solutions Division

The Infrastructure Solutions Division accounted for 14% of Design Solutions Segment revenues in fiscal 2004. The division’s solutions enable our infrastructure customers to compile, analyze, and maintain digital design information, manage physical infrastructure projects, and securely distribute information to remote locations. The division’s principal product offerings include:

Autodesk Map

Autodesk Map is the Autodesk solution for precision mapping and geographic information system analysis in the AutoCAD environment. It contains the complete AutoCAD toolset to enhance productivity, and also offers specialized functionality for creating, maintaining and producing maps and geospatial data.

Autodesk Land Desktop

Autodesk Land Desktop is our GIS (geographic information system) land development design tool for the AutoCAD environment built around a centralized product structure that stores critical data—points, terrain models and alignments—in a central location where they can be shared by team members. Users benefit from tools that create and label survey points, define and edit parcels and roadway alignments, automate drafting procedures, create terrain models and calculate volumes and contours.

Discreet Segment

The Discreet Segment’s solutions enable our digital media customers to extend digital content across the value chain, increase productivity and creativity, and distribute content across multiple mediums and formats. The principal product offerings from the Discreet Segment are discussed below:

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

flame

flame, Discreet’s flagship on-line visual effects system, is a creative solution that allows artists to craft visual effects for feature films, television commercials, music videos and broadcast promos at the highest resolutions from film to high definition (HD) television. It offers the ability to interactively create, composite and edit highly challenging sequences that merge live action with computer-generated imagery, including new support in version 8 for editing, 3D graphics and mixed resolutions. Post-production facilities and broadcasters integrate flame within dedicated suites and networked environments.

inferno

inferno, an on-line visual effects system, is a creative solution that builds on the feature set of flame with film tools, and increased image resolution and color control for digital film work, including film specific tools for grain management, wire and scratch removal and color calibration. It is tuned to provide high levels of feedback on large format imagery and is designed specifically for film and HD content.

smoke

smoke is an on-line, non-linear creative editing and finishing solution that enables editors to edit, conform and finish television commercials, broadcast programming and other content. Editors benefit from support for HD and standard definition resolutions, which offers a secure investment for HD mastering, as well as the ability to work in a 3D environment, and compatibility with Discreet’s visual effects systems flame and inferno.

Other Products

Autodesk Subscription Program

In addition to sales of new software licenses and upgrades, we offer customers a subscription option. The Autodesk Subscription Program is available for a majority of our Design Solution products as well as Discreet’s 3ds max product. Under the program, members who own the most recent version of the underlying product participate in a simplified upgrade process, feature-enhancing extensions, downloadable e-Learning courses and optional on-line support. Users benefit from incremental and new releases of the underlying product and extensions over one year and multi-year contract periods.

Subscription program revenues are reported separately on our Consolidated Statements of Income as Maintenance revenue.

Autodesk LocationLogic

LocationLogic provides wireless carriers with location services, including the ability to handle high location services transaction volume, support for real-time data communication, and support for a variety of end-user devices, including mobile phones, PDAs and portable computers. LocationLogic aggregates, integrates and manages all information relevant to a user’s location and preferences and makes that information useful for real-life applications, such as “Find me the nearest...” or “Provide the fastest route...”

PRODUCT DEVELOPMENT AND INTRODUCTION

We continue to enhance our product offerings and develop new products to meet changing customer demands. Research and development expenditures represented 22% of fiscal 2004 net revenues, 23% of fiscal 2003 net revenues and 20% of fiscal 2002 net revenues. Our software is primarily developed internally, with occasional use of independent software developers. Additionally, we acquire products or technology developed by others by purchasing some or all of the assets or stock of the entity that held ownership rights to the technology.

The majority of our basic research and product development is performed in the U.S. and Canada, while translation and localization of foreign-market versions, as well as some product development, is performed by development teams or contractors in our local markets. We generally translate and localize our products into French, Italian, German, Spanish, Japanese and various Chinese dialects. Portions of product development, including some software development, localization, quality assurance and technical publications, are performed in Europe and Asia.

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software, as well as changes in customer requirements and preferences. To keep pace with these changes, we maintain an aggressive program of new product development to address demands in the marketplace for increased connectivity and use of digital data created by our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. However, these investments may not result in sufficient revenue generation to justify their costs or our competitors may introduce new products and services that achieve acceptance among our current customers, either of which would likely adversely affect our competitive position.

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

Independent firms and contractors perform some of our product development activities, while other technologies are licensed from third parties. Licenses may restrict use of such technology in ways that negatively affect our business. We either own or license the software developed by third parties. Because talented development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able to provide development support to us in the future. Similarly, we may not be able to obtain and renew existing license agreements on favorable terms, if at all, and any failure to do so would likely harm our business.

Our business strategy has historically depended in part on our relationships with third-party developers, who provide products that expand the functionality of our software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. These disruptions could negatively impact these third-party developers and, in turn, end users, which could harm our business.

MARKETING AND SALES

We sell our products and services both through authorized distributors and resellers and directly to customers, primarily large corporations. Our customer-related operations are divided into three geographic regions, the Americas, Europe/Middle East/Africa and Asia/Pacific, and are supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and foreign offices.

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

Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. While no single customer, distributor or reseller accounted for more than 10% of our consolidated net revenues in any of the past three fiscal years, the loss of, or a significant reduction in, business with any one of our major international distributors or large U.S. resellers could harm our business.

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise a significant portion of our consolidated net revenues. Economic weakness in any of the countries which contribute a significant portion of our net revenues would likely have a material adverse effect on our business. A summary of our financial information by geographic location is found in Note 13, “Segments” in the Notes to Consolidated Financial Statements.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a leveraged model, augmented by programs designed to address specific direct needs. End users rely primarily on their resellers and distributors for technical support; however, we do provide certain direct support for our high-end Discreet hardware systems. We support the resellers and distributors through technical product training, sales training classes, the Internet and direct telephone support. We also provide optional online support through our subscription program and support content is also available on the Product Support portion of our Internet site. There are also a number of user group forums in which customers are able to share information.

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

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our backlog is primarily comprised of deferred revenue from our subscription program, but also includes current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period. We typically experience temporarily higher levels of this component of backlog for quarters in which we retire a release of AutoCAD, as we did in the fourth quarter of fiscal 2004. Aggregate backlog at January 31, 2004 and January 31, 2003 was approximately $159.2 million and $97.5 million, respectively. Although the backlog at the end of fiscal 2004 was higher than normal, we do not believe that backlog as of any particular date is indicative of future results.

COMPETITION

We compete with a variety of companies in different aspects of our business.

In our Design Solutions Segment, our primary global competitors include Dassault Systems and its SolidWorks subsidiary, Parametric Technology Corporation, UGS PLM Solutions, Bentley Systems and ESRI. In our Discreet Segment, our primary competitors include Avid Technology, Alias Systems (a division of Silicon Graphics, Inc.) and Apple Computer.

In addition, in each of our markets, there are numerous regional and specialized software and services companies, with which we compete.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance capacity at progressively lower prices contributes to the ease of market entry. The design software market in particular is fairly mature and characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, the availability of third-party application software is a competitive factor within all of our markets.

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

From time to time, we receive claims alleging infringement of a third party’s intellectual property rights, including patents. Litigation often becomes more likely in times of economic uncertainty. Disputes involving our intellectual property rights or those of another party have in the past and may in the future lead to, among other things, costly litigation or product shipment delays, which could harm our business.

We retain ownership of software we develop. All software is licensed to users and provided in object code pursuant to either shrink-wrap, embedded or on-line licenses, or signed license agreements. These agreements contain restrictions on duplication, disclosure and transfer.

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

PRODUCTION AND SUPPLIERS

Production of our Design Solutions Segment and certain Discreet Segment software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include CD-ROMs and diskettes, which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Production is generally performed in leased facilities operated by us. Some product assembly is also performed by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

In addition, the Discreet segment has historically relied on third-party vendors for the supply of hardware components used in its systems. Many of Discreet’s software products currently run on workstations manufactured by Silicon Graphics, Inc. (“SGI”). There are significant risks associated with this reliance on SGI and Discreet may be impacted by unforeseen difficulties associated with adapting its products to future SGI products and the timing of the development and release of SGI products.

EMPLOYEES

As of January 31, 2004, we employed 3,493 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by worker councils. We have never experienced any work stoppages and believe our employee relations are good.

Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our continued growth and future success is highly dependent on our continued ability to attract, retain and motivate highly skilled employees.

ITEM 2.	PROPERTIES

We lease approximately 1,234,000 square feet of office space in 89 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and the principal offices for domestic marketing, sales and production are located in leased office space in San Rafael California. Our San Rafael facilities consist of approximately 270,000 square feet under leases that have expiration dates ranging from 2004 to 2007. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel. During fiscal 2005, as part of our restructuring plan, we expect to consolidate several domestic and international offices in an effort to further reduce operating expense levels.

All facilities are in good condition and are operating at capacities averaging 75% occupancy worldwide. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 7, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. The court ordered Spatial to pay Autodesh approximately $2.4 million for reimbursement of attorneys’ fees and costs of trial. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. The notice does not specify the basis on which Spatial intends to challenge the jury’s finding. We do not know of any basis on which an appeal would be successful, and accordingly, believe the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial condition, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

We are involved in legal proceedings from time to time arising from the normal course of business activities. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of January 31, 2004 regarding our executive officers:

Name	Age	Position
Carol A. Bartz	55	Chairman of the Board, Chief Executive Officer and President
Joseph H. Astroth	48	Executive Vice President, Location Services Division
Carl Bass	46	Senior Executive Vice President, Design Solutions Group
Jan Becker	50	Senior Vice President, Human Resources and Corporate Real Estate
Alfred J. Castino	51	Senior Vice President and Chief Financial Officer
Paul Lypaczewski	46	Executive Vice President, Discreet Division
Marcia K. Sterling	60	Senior Vice President, General Counsel and Secretary
Michael E. Sutton	59	Executive Vice President, Business Operations

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

Carl Bass joined Autodesk in September 1993 and serves as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. Mr. Bass is a director of Serena Software, Inc.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000 and previously served in other capacities in the Human Resources Department.

Alfred J. Castino joined Autodesk in August 2002 and serves as Senior Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Castino was Chief Financial Officer for Virage, Inc., a video and media communication software company from January 2000 to July 2002 and from August 1999 to January 2000 he served as Chief Financial Officer for RightPoint, Inc., an e-marketing company. Prior to this, Mr. Castino served as Vice President of Finance and then Senior Vice President and Chief Financial Officer at PeopleSoft, Inc., an enterprise software company, where he worked from September 1997 to August 1999.

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

Michael E. Sutton joined Autodesk in October 1986 and serves as Executive Vice President, Business Operations. Previously, Mr. Sutton served as Executive Vice President, Worldwide Field Organization and in other capacities at Autodesk. From June 1993 through September 1998, Mr. Sutton served as Vice President, Europe, Middle East and Africa.

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

	High	Low
Fiscal 2004
First Quarter	$16.53	$13.29
Second Quarter	$16.99	$14.11
Third Quarter	$19.50	$14.75
Fourth Quarter	$26.55	$19.40

	High	Low
Fiscal 2003
First Quarter	$23.19	$17.21
Second Quarter	$18.28	$10.96
Third Quarter	$13.92	$10.85
Fourth Quarter	$15.95	$12.48

Dividends

Adjusted for a stock split in April 2002, we paid quarterly dividends of $0.03 per share in fiscal 2004 and 2003 to Autodesk stockholders. We currently intend to continue paying regular cash dividends on a quarterly basis.

Stockholders

As of January 31, 2004 the number of common stockholders of record was 767. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The financial data for the years ended January 31, 2004, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The financial data for the years ended January 31, 2001 and 2000 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
For the Fiscal Year
Net revenues	$951,643	$824,945	$947,491	$936,324	$848,051
Income from operations(1)	106,237	24,962	98,174	140,014	763
Net income(1)(2)(3)	120,316	31,904	90,313	93,233	9,808
At Year End
Total Assets	$1,017,160	$883,650	$902,444	$807,759	$902,946
Long-term liabilities	10,595	4,414	2,479	1,208	1,255
Common stock data
Basic net income per share	$1.08	$0.28	$0.83	$0.82	$0.08
Diluted net income per share	1.04	0.28	0.80	0.80	0.08
Dividends paid per share	0.12	0.12	0.12	0.12	0.12

(1)	Fiscal 2004, 2003, 2002 and 2000 results were impacted by restructuring and other charges. See Note 11, “Restructuring and Other,” in the Notes to Consolidated Financial Statements for further discussion.

(2)	Fiscal 2004 and 2003 results were impacted by non-recurring tax benefits of $26.7 million and $3.8 million, respectively. See Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion. Fiscal 2002 results were also impacted by a one-time non-cash gain of $9.5 million related to the dissolution of an affiliate.

(3)	Fiscal 2002, 2001 and 2000 results were impacted by goodwill amortization charges of $19.9 million, $24.3 million and $24.4 million, respectively. See Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with our overall strategy and the strategy for our major business units to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 18, we discuss our Results of Operations for fiscal 2004 compared to fiscal 2003 and for fiscal 2003 compared to fiscal 2002, beginning with an Overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1: Business,” Item 6: “Selected Financial Data,” and Item 8: “Financial Statements and Supplementary Data.”

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding net revenues, revenue mix, costs and expenses, gross margins, allowance for bad debts, level of product returns, restructuring activity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, included in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission.

STRATEGY

Our goal is to be the world’s leading design software and digital content company, offering customers progressive business solutions through powerful technology products and services. Our focus is to help customers in the building, manufacturing, infrastructure and digital media sectors increase the value of their digital design data and improve efficiencies across the entire lifecycle management processes.

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our architecture allows for extensibility and integration. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment.

We have created a large global community of resellers, third party developers and customers allowing us broad reach into volume markets. Our reseller network is extensive, and provides our customers with resources for the purchase, support and training of our products globally in an effective and cost efficient manner. We have a significant number of registered third party developers, creating products that run on top of our products, further extending our reach into volume markets. Our installed base of millions of users has made Autodesk products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing work force, reducing the cost of training for our customers.

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. Beyond our general design products, we develop products addressing specific vertical market needs. In addition, we believe that migration from our 2D products to our 3D products presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D products, then sales of our 2D products may decrease without a corresponding conversion of customer seats to 3D products, which would harm our business.

Additionally, we are creating products to address our customers’ needs for better design information management tools, also known as lifecycle management. We believe that for each author of design information, there are 5 to 10 users of that information, whom we call downstream users. We are developing and introducing products that will allow downstream users, both within and external to our customer enterprises, to manage and share their designs. Our large installed base provides a unique opportunity to grow from design and engineering departments to adjacent departments and into the supply chain.

Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly growing economies in China and Eastern Europe present significant growth opportunities for the company. In support of our growth efforts in China, we opened our China Application Development Center during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center will develop products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where software piracy is a substantial problem.

A significant part of our growth strategy is based upon improving the installed base business model. A key element of this change is our current plan to release major products on at least an annual basis. Strong annual release cycles have a number of benefits. In particular, it permits us to deliver key performance and functionality improvements to the customer on a regular and timely basis. Annual releases also drive annual product retirement programs, thereby reducing the volatility of revenues we have experienced in the past, as both the release of the new version and retirement of the oldest supported version happen annually. Volatility may also be reduced through the Autodesk Subscription Program, as revenue is recognized ratably over the subscription contract period.

We are continually focused on improving productivity and efficiency in all areas of the company. Doing so will allow us to increase our investment in growth initiatives. During fiscal 2004, we conducted a rigorous study of our cost structure. Through the services of a top consulting firm, we benchmarked Autodesk metrics against averages of other companies as well as other leading software companies. As a result of the study, we are implementing efficiency initiatives throughout the company. Each division has short term and long term efficiency targets.

We believe that increases in our efficiency and productivity will allow us to increase investment in our growth initiatives while improving our profitability. We are committed to achieving annual operating margins in the 18% to 20% target range by fiscal year 2006. This goal is based upon current generally accepted accounting principles and makes no attempt to consider the effect of future changes to those principles, including the potential expensing of stock options which would have a material adverse effect on our operating margins. Longer term, we will continue to balance operating margin targets with revenue growth opportunities.

Autodesk generates significant cash flow. Our uses of cash include a $0.03 per share quarterly dividend, share repurchases to offset the dilutive impact of our employee stock plans, mergers and acquisitions, and investments in growth initiatives. We continually evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions provide adjacency to our current products and services, specific technology or expertise and quick product integration. Additionally, we continue to invest internally in growth initiatives including lifecycle management and Autodesk Location Services.

Design Solutions Segment

The Design Solutions Segment consists of the following industry specific divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and Platform Technology Division and Other, which includes our Autodesk Consulting and Autodesk Collaboration Services.

For the Manufacturing Solutions Division, our focus is to enable our customers to rapidly adopt 3D design, create designs in a simple 2D/3D environment, manage design data for additional business processes and share design data across the enterprise with the supply chain. Our primary solution offering is the Autodesk Inventor Series, which delivers Autodesk Mechanical Desktop, based on AutoCAD software, and Autodesk Inventor, a 3D mechanical design software with built in collaboration and design management tools, in one solution.

For the Infrastructure Solutions Division, our focus is to enable our customers to compile, analyze and maintain digital design information, manage physical infrastructure projects and securely distribute information to remote locations. Our primary offerings are Autodesk Map for precision mapping and geographic information system analysis in the AutoCAD environment and Autodesk Land Desktop, our land development design tool for the AutoCAD environment.

For the Building Solutions Division, our focus is to enable our customers to create high quality designs and documentation, securely distribute digital design data, accurately estimate project costs, manage project workflow and securely collaborate with project team and downstream users. Our primary offerings are Autodesk Architectural Desktop, based on AutoCAD software, and Autodesk Revit, a platform providing a complete architectural design and documentation platform supporting all phases of design and all the architectural drawings and schedules required for a building project.

For the Platform Technology Division our focus is on providing CAD design tools and technologies that allow our customers in multiple markets to create, manage, and share design data. Our primary offerings are AutoCAD, AutoCAD LT and Autodesk Buzzsaw.

Discreet Segment

The Discreet Segment serves the digital media sector. Our strategy is to provide powerful and sophisticated solutions that enable our customers to extend the use of digital content, increase their creative capability, increase their productivity and enable content distribution across multiple media and formats. Our primary offerings include visual effects solutions, editing and color grading solutions, 3D animation for next generation games development, design visualization solutions and media mastering and streaming solutions.

Location Services Division

For the Locations Services Division focus is on providing a technology platform designed to deliver location-based applications to wired, mobile and wireless users. Our primary offering is LocationLogic.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, net revenues, costs and expenses and related disclosures. We regularly re-evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1, “Notes to Consolidated Financial Statements”, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition. Our accounting policies and practices are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended, and SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

For multiple element arrangements that include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value, which is the price charged when that element is sold separately or the price as set by management with the relevant authority. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

Our assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition.

Our product sales to distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller, provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed and determinable payments, regardless of whether they collect cash from their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In addition to product sales, Autodesk recognizes maintenance revenues from our subscription program and hosted service revenues ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed.

Allowance for Bad Debts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our bad debt reserve was $9.7 million and $9.2 million at January 31, 2004 and 2003, respectively.

Estimated reserves are determined based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts. The use of different estimates or assumptions could produce different allowance balances. While we believe our existing reserve for doubtful accounts is adequate and appropriate, additional reserves may be required should the financial condition of our customers deteriorate or as unusual circumstances arise.

Product Returns and Price Adjustment Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. At January 31, 2004 and 2003, our product returns reserves were $20.6 million and $19.8 million, respectively. Product returns as a percentage of applicable revenues were 5.4% in fiscal 2004, 5.5% in fiscal 2003 and 6.0% in fiscal 2002.

For certain distributors in Europe, we offer incremental discounts, or price adjustments, ranging from less than 1% to 4%, for certain qualifying sales. At January 31, 2004 and 2003, our price adjustment reserves were $4.2 million and $4.1 million, respectively. Price adjustment claims as a percentage of applicable revenues were 3.1% in fiscal 2004, 2.0% in fiscal 2003 and 0.3% in fiscal 2002.

The product returns and price adjustment reserves are based on estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets, historical experience of actual product returns and price adjustment rates and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2004, the more product returns we expect. Similarly, the higher the applicable channel sell-in or the higher the channel inventory level, the more price adjustment claims we expect. During fiscal year 2004, we recorded a reserve for product returns of $39.3 million and a reserve for price adjustments of $5.9 million, both of which reduced our gross revenue.

While we believe our accounting practice for establishing and monitoring product returns and price adjustment reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

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

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. When assessing long-lived assets, we use undiscounted cash flow models which include assumptions regarding projected cash flows and discount rates. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of the impairment charge. Impairment charges, if any, result in situations where the fair values of these assets are less than their carrying values. During fiscal 2004, we recognized an impairment charge of $1.8 million related to technology acquired as part of the software division of Media 100, Inc. (See Note 10, “Business Combinations”, in the Notes to Consolidated Financial Statements for further discussion).

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

Goodwill. On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Therefore, we no longer amortize goodwill. We test goodwill for impairment annually in the fourth quarter or sooner should events or changes in circumstances indicate potential impairment. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets. We currently have $17.6 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of US deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $46.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses. In November 2003, the Board of Directors approved a restructuring plan that involves the elimination of between 550 and 650 positions and the closure of a number of offices worldwide. This plan is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The restructuring charge under this plan is estimated to be up to $37.0 million and is expected to be substantially complete by the end of the third quarter of fiscal 2005.

During the fiscal year ended January 31, 2004, we recorded gross restructuring charges of $4.9 million of which $3.6 million related to the elimination of positions in the fourth quarter of fiscal 2004 under the fiscal 2004 restructuring plan, $0.2 million related to the closure of a facility under the fiscal 2004 restructuring plan and $1.1 million related to the office closures effected during previous years. The office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers as well as management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. Should real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during fiscal 2002, 2003 and 2004; we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

Legal Contingencies. As described in Item 3, “Legal Proceedings” and Note 7, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly results of operations.

Stock Option Accounting. We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant.

Had we recorded compensation expense, our net income would have been substantially less. In addition, if we are required to record compensation expense, our ability to achieve our target operating margins will be adversely affected. The impact of expensing employee stock awards is further described in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The adoption of this statement had no effect on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) which requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no effect on our consolidated financial position, results of operations or cash flows.

Overview of Fiscal 2004 Results of Operations

(in thousands)	For the year ended January 31, 2004	As a % of Net Revenues	For the year ended January 31, 2003	As a % of Net Revenues
Net Revenues	$951,643	100%	$824,945	100%
Cost of revenues	148,128	16%	145,810	18%
Operating expenses excluding amortization of purchased intangibles and restructuring and other charges	693,573	73%	627,987	76%
Amortization of purchased intangibles	522	—	299	—
Restructuring and other	3,183	—	25,887	3%

Income from Operations	$106,237	11%	$24,962	3%

For fiscal 2004 our primary goals were to deliver a series of market-leading products and solutions to our customers to drive revenue growth, while increasing our operating efficiency to move our business model toward our long-term operating margin objectives. We made considerable progress towards our goals. Our fiscal 2004 product releases offered continued advancements in design and authoring productivity as well as project lifecycle management capability.

Our net revenues were 15% higher in fiscal 2004 as compared to fiscal 2003 primarily due to strong upgrade and subscription revenues coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro. Upgrade revenues, equally driven by price increases and volume growth, increased 88% from the prior year due to the strength of our product releases and to the announcement of our intention to retire the AutoCAD 2000-based product series during early calendar 2004. In addition, our AutoCAD-based product installed base grew to nearly 3.4 million at the end of fiscal 2004. Subscription revenues increased 51% from the prior year as our subscription program, now available to most customers in most major markets worldwide, continues to attract new customers with new enhancements such as Web support direct from Autodesk, e-learning and multi-year contracts.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, China and Canada. The weaker value of the U.S. dollar, relative to international currencies, had a positive impact of $34.3 million on operating results in fiscal 2004 compared to fiscal 2003. Had exchange rates from fiscal 2003 been in effect during fiscal 2004, translated international revenue billed in local currencies would have been $57.8 million lower and operating expenses would have been $23.5 million lower.

Our operating expenses, excluding amortization of purchased intangibles and restructuring and other, for fiscal 2004 increased $65.6 million but declined as a percentage of revenue as compared to fiscal 2003. The increase is due primarily to higher commission and bonus costs based on current financial performance as well as higher marketing costs. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. In future periods, employee-related expenditures would likely increase if we are required to expense employee stock option grants.

During the second and third quarters of fiscal 2004, with the help of a major consulting firm, we analyzed our operations and cost structure. We identified a number of opportunities to help achieve our targeted operating margins as well as redirect investments to the most promising growth areas, such as product lifecycle management and development of our China sales and development infrastructure. As we executed on these plans, we began to incur restructuring charges beginning in the fourth quarter of fiscal 2004. We expect to incur additional charges through the third quarter of fiscal 2005.

Throughout fiscal 2004, we maintained a strong balance sheet and generated $220.1 million of cash from our operating activities as compared to $85.6 million in the previous year. We finished the year with $529.5 million in cash and marketable securities, a higher deferred revenue balance and an improved days sales outstanding position as compared to the previous year. Approximately 65% of the deferred revenues balance at January 31, 2004 consisted of customer subscription contracts which will be recognized as revenue ratably over the life of the contracts, which is generally one year.

Results of Operations

Net Revenues

(in millions)		Increase (decrease) compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2004	$	percent	Fiscal 2003	$	percent	Fiscal 2002
Net Revenues:
License and Other	$836.7	$87.8	12%	$748.9	($152.9)	(17%)	$901.8
Maintenance	114.9	38.9	51%	76.0	30.3	66%	45.7

	$951.6	$126.7	15%	$824.9	($122.6)	(13%)	$947.5

Net Revenues by Geographic Area:
Americas	$409.6	$35.4	9%	$374.2	($59.5)	(14%)	$433.7
Europe, Middle East and Africa	337.2	73.8	28%	263.4	(27.4)	(9%)	290.8
Asia Pacific	204.8	17.5	9%	187.3	(35.7)	(16%)	223.0

	$951.6	$126.7	15%	$824.9	($122.6)	(13%)	$947.5

Net Revenues by Operating Segment:
Design Solutions	$811.7	$117.3	17%	$694.4	($95.8)	(12%)	$790.2
Discreet	139.6	11.1	9%	128.5	(27.6)	(18%)	156.1
Other	0.3	(1.7)	(85%)	2.0	0.8	67%	1.2

	$951.6	$126.7	15%	$824.9	($122.6)	(13%)	$947.5

Net Design Solutions Revenues:
Manufacturing Solutions Division	$139.5	$20.7	17%	$118.8	($11.4)	(9%)	$130.2
Infrastructure Solutions Division	115.2	11.8	11%	103.4	(13.0)	(11%)	116.4
Building Solutions Division	80.3	6.8	9%	73.5	(9.4)	(11%)	82.9
Platform Technology Division and Other	476.7	78.0	20%	398.7	(62.0)	(13%)	460.7

	$811.7	$117.3	17%	$694.4	($95.8)	(12%)	$790.2

Fiscal 2004 Net Revenues Compared to Fiscal 2003 Net Revenues

Net revenues increased to $951.6 million in fiscal 2004 from $824.9 million in fiscal 2003. Net revenues increased in all three geographic areas, due primarily to strong upgrade and subscription revenues coupled with the positive effects of changes in foreign currencies.

In fiscal 2003 and part of fiscal 2004, customers in the industries we serve, particularly manufacturing, commercial construction and media and entertainment, were impacted by economic pressures in their own businesses, resulting in a difficult customer purchasing environment. During the last half of fiscal 2004, we saw a lessening of these economic pressures across the industries that constitute our customer base, particularly in the manufacturing and media and entertainment sectors. However, uncertainty remains as to the sustainability of an economic recovery in the industries we serve.

License and other revenues for fiscal 2004 were $836.7 million as compared to $748.9 million in fiscal 2003. The increase was primarily due to increased upgrade revenues across all major products as a result of our new product releases and the announced retirement of the AutoCAD 2000-based product series for early calendar 2004, as well as the positive impact of changes in foreign currencies. We expect significant upgrade revenues during fiscal 2005 as a result of new product releases across our divisions and the announcement of our retirement of the AutoCAD 2000i-based product series in January 2005. The installed base of the AutoCAD 2000i release is similar in size to the installed base of the AutoCAD 2000 release.

Maintenance revenues, consisting of revenues derived from the subscription program, were $114.9 million for fiscal 2004 as compared to $76.0 million in fiscal 2003. As a percentage of total net revenues, maintenance revenues were 12% and 9% for fiscal 2004 and fiscal 2003, respectively. Our subscription program, now available to most customers in most major markets worldwide, continues to attract new customers with our planned annual product release cycle and new enhancements, such as Web support direct from Autodesk and e-learning. We expect maintenance revenues to continue to increase as a percentage of total net revenues.

Net revenues in the Americas increased 9% to $409.6 million in fiscal 2004 as compared to $374.2 million in fiscal 2003. Despite the difficult selling environment experienced during most of the first half of fiscal 2004, the overall increase is primarily due to strong upgrade and subscription revenue during the third and fourth quarters of fiscal 2004.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased 28% to $337.2 million in fiscal 2004 from $263.4 million in fiscal 2003 due primarily to strong upgrade and subscription sales and favorable exchange rates. Ignoring the effects of changes in foreign currencies during the year, net revenues for EMEA increased approximately 10% as compared to fiscal 2003.

Net revenues in Asia Pacific increased 9% to $204.8 million in fiscal 2004 from $187.3 million in fiscal 2003. The increase in net revenues was due primarily to strong upgrade and subscription sales offset in part by the impact of severe acute respiratory syndrome (“SARS”), especially in the Greater China region, during the second quarter of fiscal 2004. Ignoring the effects of changes in foreign currencies during the year, net revenues for Asia Pacific increased approximately 4% as compared to fiscal 2003.

For fiscal 2004, net revenues for the Design Solutions Segment were $811.7 million as compared to $694.4 million in fiscal 2003. Aggregate net revenues from sales of AutoCAD and AutoCAD LT products increased to $432.2 million in fiscal 2004 from $357.0 million in fiscal 2003. The increase in net revenues in fiscal 2004 for both the Design Solutions Segment and combined AutoCAD and AutoCAD LT products was due primarily to strong upgrade and subscription sales coupled with favorable exchange rates. Revenue from new seat licenses accounted for 50% of Design Solutions Segment fiscal 2004 revenues as compared to 65% for fiscal 2003 and upgrade revenue accounted for 27% of fiscal 2004 as compared to 15% for fiscal 2003. Maintenance revenue accounted for 14% of total Design Solutions Segment revenue for fiscal 2004 as compared to 11% in fiscal 2003. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 45% and 43% of our consolidated net revenues for fiscal 2004 and 2003, respectively. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Series or Autodesk Revit. However, should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

Net revenues for the Discreet Segment increased to $139.6 million in fiscal 2004 from $128.5 million in fiscal 2003. This increase was due primarily to demand for new versions of our advanced systems products during early fiscal 2004, increased demand related to the release of a new generation of workstations by Silicon Graphics, Inc. (“SGI”) late in the third quarter of fiscal 2004 and increased revenue from the most recent version of our 3ds max product released at the end of the third fiscal quarter of fiscal 2004. Our Discreet advanced system products are generally sold as integrated solutions on workstations from SGI. Net revenues from our advanced systems products were $91.9 million during fiscal 2004 as compared to $80.1 million in fiscal 2003.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in fiscal 2004. Had exchange rates from the prior year been in effect in fiscal 2004, translated international revenue billed in local currencies would have been $57.8 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To minimize this impact, we utilize foreign currency option collar contracts to reduce the current period exchange rate impact on the net revenue of certain anticipated transactions.

International sales accounted for approximately 63% of our net revenues in fiscal 2004 as compared to 61% in the prior fiscal year. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

Fiscal 2003 Net Revenues Compared to Fiscal 2002 Net Revenues

Our net revenues for fiscal 2003 were $824.9 million as compared to $947.5 million in fiscal 2002. Net revenues decreased in all three geographic areas. The overall decrease was due to two primary factors.

First, we faced a difficult customer purchasing environment across the industries we serve, particularly manufacturing, commercial construction and media and entertainment. Our customers both delayed purchases and purchased in smaller quantities than we would normally expect. We believe our customers were impacted by economic pressures in their own businesses.

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

While the customer subscription program met our internal growth goals during fiscal 2003, subscription revenues were not yet large enough to offset the relatively weak upgrade sales. This was due to the ratable revenue recognition model that we use for subscription bookings and the lack of availability of the subscription program in several regions outside of the United States.

Net revenues in the Americas decreased to $374.2 million in fiscal 2003 from $433.7 million in fiscal 2002 due primarily to lower sales of Design Solutions products as a result of poor economic conditions in the industries that constitute our customer base. Net revenues in Europe, Middle East and Africa decreased to $263.4 million in fiscal 2003 from $290.8 million in 2002 due to the impact of lower customer spending across product lines. Net revenues in Asia Pacific decreased to $187.3 million in fiscal 2003 from $223.0 million in fiscal 2002 due primarily to weakness in the Japanese economy.

In the Design Solutions Segment, net revenues from sales of combined AutoCAD and AutoCAD LT products decreased to $357.0 million in fiscal 2003 from $439.8 million in fiscal 2002 due primarily to a weak spending environment across the industries we serve, and reduced purchasing of then current product releases in anticipation of new product releases that started in March 2003. Such sales accounted for 43% of our consolidated net revenues in fiscal 2003 and 46% of our consolidated net revenues in fiscal 2002.

Net revenues for the Discreet Segment were $128.5 million in fiscal 2003 as compared to $156.1 million in fiscal 2002 as advanced system sales were significantly affected by the timing of new product releases and delays in customer purchases as those customers were severely impacted by the economic slow down in the media, advertising and entertainment sectors. Discreet advanced system sales are dependent upon capital spending from post production companies. Demand from post production companies is largely dependent upon television advertising spending. Television advertising spending was weak during fiscal 2003 and 2002.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in fiscal 2003. Had exchange rates from the prior year been in effect in fiscal 2003, translated international revenue billed in local currencies would have been $14.1 million lower.

International sales accounted for approximately 61% of our net revenues in fiscal 2003 as compared to 66% in the prior fiscal year.

Costs and Expenses

Autodesk previously classified Information Technology and other corporate service costs that benefit the entire organization as General and Administrative expenses in our Consolidated Statements of Income. During the fourth quarter of fiscal 2004, Autodesk re-evaluated its cost allocation methodology and reclassified these costs to other functional areas of the business that benefit from these services. As a result, fiscal 2004 General and Administrative expenses have been reduced by $46.4 million and fiscal 2004 total Cost of Revenues, Marketing and Sales and Research and Development have been increased by $5.1 million, $23.6 million and $17.7 million, respectively. This reclassification has no impact on Autodesk’s income from operations or net income. Fiscal 2003 and 2002 balances have been reclassified to conform to the 2004 presentation. For a more detailed discussion, see Note 1, “Business and Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

Cost of Revenues

(in millions)		Increase (decrease) compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2004	$	percent	Fiscal 2003	$	percent	Fiscal 2002
Cost of revenues:
License and other	$132.7	($3.0)	(2%)	$135.7	($13.6)	(9%)	$149.3
Maintenance	15.4	5.3	52%	10.1	1.8	22%	8.3

	$148.1	$2.3	2%	$145.8	($11.8)	(7%)	$157.6

As a percentage of net revenues	16%			18%			17%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software and the labor cost of processing orders and fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI for the Discreet Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues decreased 2% during fiscal 2004, or $3.0 million, as compared to fiscal 2003 due primarily to reduced royalty expense and changes in product mix. Cost of license and other revenues in fiscal year 2003 was $13.6 million lower than fiscal year 2002 due primarily to the mix of product sales and overall lower revenue between years.

Cost of maintenance revenues includes direct program costs, amortization of capitalized software and overhead charges. Cost of maintenance revenues increased $5.3 million for fiscal 2004 as compared to fiscal 2003 primarily due to higher amortization of capitalized software related to underlying support systems and incremental direct program costs incurred as part of the expansion of the subscription program. Cost of maintenance revenues in fiscal 2003 increased $1.8 million as compared to fiscal 2002 due primarily to additional amortization of capitalized software related to underlying support systems.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales, increased consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and the geographic distribution of sales.

Marketing and Sales Expenses

(in millions)		Increase compared to prior fiscal year			Decrease compared to prior fiscal year
	Fiscal 2004	$	percent	Fiscal 2003	$	percent	Fiscal 2002
Marketing and sales	$393.2	$35.5	10%	$357.7	($10.2)	(3%)	$367.9
As a percentage of net revenues	41%			43%			39%

Marketing and sales expenses include salaries, dealer and sales commissions, travel and facility costs for our marketing, sales, dealer training and support personnel and overhead charges. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows and expositions, as well as various sales and promotional programs designed for specific sales channels and end users.

The increase of $35.5 million between fiscal years 2004 and 2003 was due primarily to increased commission, bonus and other incentive compensation expenses of $21.3 million related to the increased sales volume as well as higher marketing costs related to new product introductions.

The decrease of $10.2 million between fiscal years 2003 and 2002 was due primarily to lower dealer and sales commissions of $4.6 million due to lower revenue, lower rent and occupancy charges of $1.4 million, which resulted from cost saving initiatives, and lower professional services of $4.5 million.

We expect to continue to invest in marketing and sales of our products to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development Expenses

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2004	$	percent	Fiscal 2003	$	percent	Fiscal 2002
Research and development	$209.3	$19.0	10%	$190.3	$5.2	3%	$185.1
As a percentage of net revenues	22%			23%			20%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, depreciation of computer equipment used in software development and overhead charges.

The increase of $19.0 million between fiscal years 2004 and 2003 was due to higher bonus accruals based on current financial performance, higher costs associated with localizing our products for different markets worldwide and incremental development costs resulting from our acquisitions of Linius Technologies and Via Development Corporation during the first quarter of fiscal 2004.

The increase of $5.2 million between fiscal years 2003 and 2002 was primarily due to incremental costs resulting from our acquisitions of Revit Technology Corporation in April 2002 and CAiCE Software Corporation in September 2002 and our continued funding of location based services and product lifecycle management initiatives. Research and development expenses for fiscal year 2003 were offset by $3.6 million of capitalized development costs mostly associated with AutoCAD 2004, which was released in March 2003.

We expect that research and development spending will continue to be significant in fiscal 2005 as we continue to invest in product development.

General and Administrative Expenses

(in millions)		Increase compared to prior fiscal year			Decrease compared to prior fiscal year
	Fiscal 2004	$	Percent	Fiscal 2003	$	percent	Fiscal 2002
General and administrative	$91.0	$10.9	14%	$80.1	($4.0)	(5%)	$84.1
As a percentage of net revenues	10%			10%			9%

General and administrative expenses include our finance, human resources, legal costs and overhead charges.

The increase of $10.9 million between fiscal years 2004 and 2003 was due primarily to higher bonus accruals based on current financial performance offset in part by the reversal of the Spatial legal accrual established in fiscal 2003.

The decrease of $4.0 million between fiscal years 2003 and 2002 was due primarily to lower rent and occupancy charges of $1.7 million, which resulted from cost saving initiatives, and a $4.9 million decrease in bad debt expense, as a result of improved collection of trade receivables. These decreases were primarily offset by $3.5 million of additional legal accruals, of which $2.5 million was specifically set aside for Spatial legal proceedings matter.

Given we do not plan to complete our restructuring activities until the end of the third quarter of fiscal 2005 and we plan to incur incremental costs related to our assessment of internal controls as required by the Sarbanes-Oxley Act of 2002 for fiscal 2005, we currently expect that general and administrative expense, as a percentage of net revenues, will remain in the range of 9% to 10% of revenue for fiscal 2005.

Goodwill Amortization Expense

On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Therefore, Autodesk no longer amortizes goodwill but rather tests it for impairment annually in the fourth quarter. There was no impairment of goodwill during the year ended January 31, 2004 or 2003. Goodwill amortization expense was $19.9 million in fiscal 2002.

Other Intangible Amortization Expense

Amortization of purchased intangibles is provided on a straight-line basis over the respective useful lives of the assets, which range from three to seven years. Amortization expense was $0.5 million in fiscal 2004, $0.3 million in fiscal 2003 and $1.0 million in fiscal 2002.

Restructuring and Other Charges

(in millions)		Decrease compared to prior fiscal year			Decrease compared to prior fiscal year
	Fiscal 2004	$	percent	Fiscal 2003	$	percent	Fiscal 2002
Restructuring and other	$3.2	($22.7)	(88%)	$25.9	($7.7)	(23%)	$33.6

In the fourth quarter of fiscal 2004 the Board of Directors approved a restructuring plan that involves the elimination of between 550 and 650 positions and the closure of a number of offices worldwide. This plan is designed to further reduce operating expense levels to enable us to achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The restructuring charge under this plan is estimated to be up to $37.0 million incurred over the four quarters beginning the fourth quarter of fiscal 2004. Of the $37.0 million, $26.0 million is attributable to one-time termination benefits and $11.0 million is attributable to office closure costs. As a result of this restructuring plan, we expect to realize pretax savings of $12.5 million per quarter upon completion of the plan, resulting in an annual savings of $50.0 million to be reflected in each on-going cost and expense line item in the consolidated statements of income. A portion of these annual savings will be reinvested in other parts of the business resulting in the creation of new positions in these reinvested areas.

During fiscal 2004 Autodesk recognized net $3.2 million of restructuring and other charges resulting solely from restructuring activities. The net charge of $3.2 million is comprised of $3.8 million related to the fiscal 2004 restructuring plan, recorded during the fourth quarter of fiscal 2004, as well as $1.1 million related to additional office closure costs under the fiscal 2002 restructuring plan. Since the office closures in fiscal 2002, there has been a significant downturn in the commercial real estate market, particularly in areas of the United Kingdom where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts originally estimated during fiscal 2002. These charges were offset by $1.7 million of credits resulting from restructuring accrual reversals related to underlying liabilities originally established under the fiscal 2002 and fiscal 2003 restructuring plans. The underlying liabilities, primarily related to employee termination costs outside the United States, were ultimately settled for less than originally estimated.

Of the $3.8 million related to the fiscal 2004 plan, $0.2 million related to office closure costs and $3.6 million related to the termination of 71 employees in the United States and 15 employees outside the United States. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs consisted of one-time termination benefits including severance benefits, medical benefits and outplacement costs.

During fiscal 2003 Autodesk recognized $25.9 million of restructuring and other charges. Of the $25.9 million, $10.7 million related to additional costs associated with the fiscal 2002 restructuring plan and $18.3 million related to a fiscal 2003 restructuring plan, offset by a credit of $2.1 million recorded as a result of accrual reversals and a credit of $1.0 million recorded related to the reversal of the remaining restructuring charges related to our fiscal 2000 restructuring program. Of the $10.7 million, $1.2 million related to the further consolidation of certain European offices and the remaining $9.5 million resulted from changes to estimated accrued liabilities related to vacated facilities.

During the third quarter of fiscal 2003 the Board of Directors approved a restructuring plan that resulted in the termination of 394 employees and the closure of several additional international and domestic offices. As a result of this restructuring plan, we realized immediate pretax savings of $10.0 million per quarter and increased cash flows of $10.0 per quarter in addition to the savings realized from the fiscal 2002 plan. Both the pretax and cash flow savings were re-invested in other parts of the business. During the year ended January 31, 2003, Autodesk recognized $18.3 million of expenses as part of this restructuring effort, of which $16.5 million related to employee termination costs and $1.8 million related to office closures. Employee termination costs consisted of wage continuation, advance notice pay, medical benefits and outplacement costs for 184 employees in the United States and 210 employees outside the United States. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. During fiscal year 2003 we also reversed $2.1 million of accruals related to restructuring reserves established in fiscal 2002. The facility-related accruals were settled for less than originally estimated.

During fiscal 2002 Autodesk recognized $33.6 million of restructuring and other charges. These charges resulted from restructuring activities ($24.5 million), in-process research and development expenses related to the acquisition of the software division of Media 100 ($3.2 million—see Note 10, “Business Combinations”), the wind-down costs associated with the dissolution of RedSpark ($3.6 million—see Note 5, “Gain on Disposal of Affiliate”), and a goodwill write-off of $2.3 million. The write-off of goodwill primarily related to an acquired Infrastructure Solutions Division business and resulted from a strategic decision to abandon the underlying product line.

The restructuring costs, which were part of a formal exit plan approved by our Board of Directors during the second quarter of fiscal 2002, were in connection with our effort to reduce operating expense levels. During that same quarter, we reduced our revenue estimates for the remainder of fiscal 2002. As a result of the restructuring, we realized immediate pretax savings of $6.0 million per quarter and increased cash flows of $4.0 million per quarter. These pretax savings have been reflected in each on-going cost and expense line in the consolidated statements of income. Both the pretax and cash flow savings were re-invested in other parts of the business.

For additional information regarding the restructuring and other charges recorded over the past three fiscal years, see Note 11, “Restructuring and Other”, in the Notes to Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in millions):

	2004	2003	2002
Interest and investment income	$10.4	$9.4	$14.1
Gains (losses) on foreign currency transactions	3.3	1.7	(0.4)
Minority interest in net loss of RedSpark	—	—	2.7
Write-downs of cost method investments	(0.6)	(3.4)	(2.9)
Realized gains on sales of marketable securities	1.6	2.1	2.8
Other	2.3	3.7	2.8

	$17.0	$13.5	$19.1

Interest and investment income increased $1.0 million during fiscal 2004 as compared to fiscal 2003 primarily due to $4.2 million of interest income related to a one time tax benefit realized during the second quarter of fiscal 2004 resulting from the favorable resolution with the IRS of an industry-wide issue regarding Foreign Sales Corporations, partially offset by continued declining interest rates on the investment of cash and marketable securities balances.

Investment income decreased between fiscal 2003 and 2002 primarily due to a trend of declining interest rates on the investment of cash and marketable securities balances. Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

Gain on disposal of affiliate

During the third quarter of fiscal 2002 we recognized a one-time non-cash gain of $9.5 million related to the dissolution of RedSpark. Because we owned greater than 50% of the voting stock, we had been consolidating RedSpark’s operating losses since RedSpark was formed in April 2000. RedSpark’s expenses, which were primarily research and development related, were included within the operating expense categories of our consolidated statements of income. The gain, which resulted from the reversal of the minority interest liability balance, represents the reversal of cumulative losses recognized in excess of the $3.2 million we originally invested.

Provision for income taxes

Absent the impact of the non-recurring tax benefits from the resolution of a Foreign Sales Corporation (“FSC”) issue and the Internal Revenue Service (“IRS”) audit resolution for fiscal 2000, described below, our effective income tax rate was 24% in fiscal 2004, 27% in fiscal 2003 (absent the impact of the non-recurring tax benefit from the IRS audit resolution for fiscal 1997-1999) and 30% in fiscal 2002 (absent the impact of the gain on disposal of an affiliate). The effective tax rate for fiscal 2004 is less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI”), research credits and tax-exempt interest. The fiscal 2004 tax rate was lower than the fiscal 2003 and 2002 tax rates due to a relatively higher impact of these items offset by benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate in the prior years.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, research credits, tax-exempt interest and changes in the tax law. We currently believe that our fiscal 2005 effective tax rate will approximate 24% subject to any material changes related to our foreign earnings which are taxed at rates different from the federal statutory rate, ETI, research credits, tax-exempt interest and changes in the tax law.

At January 31, 2004, we had net deferred tax assets of $17.6 million. Realization of these assets is dependent on our ability to generate approximately $46.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

During fiscal 2004, we recognized an income tax benefit of $19.7 million due to a favorable resolution of an industry-wide matter surrounding our FSC for the fiscal years ended 1993 through 1998. In connection with the refund of these tax payments previously made, the Company received payment and recognized interest income of $4.2 million during fiscal 2004.

Also during the fourth quarter of fiscal 2004, we recognized a non-recurring income tax benefit of $7.0 million resulting from the resolution of an IRS audit for the fiscal year ended 2000.

Equity in net loss of affiliate

In August 2001, we acquired the remaining 60% interest in Buzzsaw, Inc. that we did not own. Consequently, from the date of the acquisition, Buzzsaw’s on-going revenues and costs and expenses have been included in each of the respective line items in our consolidated statements of income. In fiscal 2002, prior to the acquisition, we recognized equity in net losses of $1.2 million representing our proportionate share of Buzzsaw’s losses during that period.

Business Combinations

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date	Company	Details
March 2003	VIA Development Corporation	The acquisition of certain assets of VIA Development Corporation provided us with electrical schematics, wire diagram, and controls engineering automation technology. This acquisition has been integrated into our Manufacturing Solutions Division within the Design Solutions Segment.

February 2003	Linius Technologies, Inc.	The acquisition of certain assets of Linius Technologies, Inc. brought us technology that allows a wire harness designer to create 3D prototypes in our Autodesk Inventor Professional product.

This acquisition has been integrated into our Manufacturing Solutions Division within the Design Solutions Segment.

December 2002	truEInnovations, Inc.	This acquisition brought us file and data management software that has been integrated into our Autodesk Inventor Series environment. The truEInnovations, Inc. acquisition has been integrated with our Manufacturing Solutions Division.

September 2002	CAiCE Software Corporation	This acquisition allowed us to expand our presence in the transportation software market as well as enhance our core civil design industry business. The CAiCE acquisition has been integrated with our Infrastructure Solutions Division.

April 2002	Revit Technology Corporation	This acquisition provided us with parametric building information modeling technology and provides us with potential next generation technology. The Revit acquisition has been integrated with our Building Solutions Division.

October 2001	Software Division of Media 100	This acquisition provided us with streaming media technology, cleaner brand encoding software, production and editing tools. This business has been integrated with our Discreet segment.

August 2001	Buzzsaw, Inc.	We acquired the remaining 60% of stock in Buzzsaw that we did not own. This acquisition provided us with leading online project collaboration applications to improve efficiencies and reduce costs for the building industry. Buzzsaw’s results are reported in the Platform Technology Division and Other.

For additional information on each of the acquired businesses described above see Note 10, “Business Combinations” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At January 31, 2004, our principal sources of liquidity were cash and marketable securities totaling $529.5 million and net accounts receivable of $166.8 million. Cash flows from operating activities, together with the proceeds from stock issuances resulting from our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products and changes in working capital accounts.

During fiscal 2004, we generated $220.1 million of cash from operating activities as compared to $85.6 million in fiscal 2003. Working capital uses of cash included increases in accounts receivable and inventories and a decrease in other accrued liabilities. Accounts receivable increased over January 2003 levels, primarily due to higher revenue. Our days sales outstanding improved to 51 days at January 31, 2004 as compared to 62 days at January 31, 2003. Overall our inventory levels were higher by 41% at the end of fiscal 2004 compared to fiscal 2003 primarily due to higher levels of hardware for our newer Discreet Segment products. The decrease in other accrued liabilities was primarily due to the utilization of restructuring accruals during fiscal 2004. Working capital sources of cash included increases in accrued compensation, largely due to higher accruals for bonus and commission expenses based on fiscal 2004 financial performance, and deferred revenue due to higher subscription program revenues.

During fiscal 2004, we used $59.0 million in net cash for investing activities compared to $65.0 million during fiscal 2003. The increase in cash generated from operating activities compared to fiscal 2003 resulted in net purchases of available-for-sale investments in fiscal 2004. Capital expenditures decreased to $25.9 million in fiscal 2004 as compared to $36.1 million in fiscal 2003 due in part to cost saving measures. Current capital expenditures reflect our continuing investment in our IT infrastructure. In addition, we acquired two businesses for an aggregate $5.2 million.

We used $76.5 million in net cash for financing activities in fiscal 2004, compared to $3.9 million during fiscal 2003. The major financing use of cash in both years was for the repurchase of shares. Between November 1999 and December 2003, the Board of Directors approved plans to repurchase up to 60.0 million shares of our common stock. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans. During fiscal 2004 we repurchased 9.1 million shares for $178.5 million and during fiscal 2003 we repurchased 4.4 million shares for $64.8 million. At January 31, 2004 approximately 17.1 million shares remained available for repurchase under the existing repurchase authorization. We expect to continue our stock repurchase programs to offset the impact of our employee equity programs. The other financing use of cash for both years was for the payment of dividends. Dividend payments were $13.4 million in fiscal 2004 and $13.6 million in fiscal 2003. The principal source of cash from financing activities was $115.4 million in fiscal 2004 and $74.7 million in fiscal 2003 of proceeds from the issuance of common stock under our stock option and stock purchase plans.

During fiscal 2004, we had a U.S. line of credit available that permitted unsecured short-term borrowings of up to $40.0 million. This credit facility expired in February 2004. We do not plan to renew this facility as we believe our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase of customer relationship management software and services.

At January 31, 2004 approximately 54% of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States; the remaining balances are held with financial institutions outside the United States. For tax consequences of the unremitted earnings of our foreign subsidiaries, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during fiscal 2004 were the euro, Swiss francs, Canadian dollars, British pounds and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at January 31, 2004.

	Payments due by period
(in millions)	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Operating lease obligations	$120.9	$38.6	$45.4	$14.4	$22.5
Purchase obligations	15.5	12.8	2.7	—	—

Total(1)	$136.4	$51.4	$48.1	$14.4	$22.5

(1)	Total does not include contractual obligations recorded on the balance sheet or certain purchase obligations as discussed below.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase orders or contracts for the purchase of supplies, services and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies, services or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however in most instances, the obligations under these contracts were not significant and the contracts contain clauses allowing for cancellation without significant penalty. In addition we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenues, was $8.6 million, $7.6 million and $10.8 million in fiscal 2004, 2003 and 2002, respectively.

Principal commitments at January 31, 2004, consisted of obligations under operating leases for facilities and computer equipment, IT infrastructure costs, marketing costs, contractual development costs and certain capital expenditures related to the purchase and implementation of customer relationship management software and services.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

We provide indemnifications of varying scopes and certain guarantees, including limited product warranties. Historically, costs related to these warranties and indemnifications have not been significant, and because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2004 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

We maintain three active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available to employees but not directors), the Nonstatutory Stock Option Plan (available only to non-executive employees) and the 2000 Directors’ Option Plan (available only to outside directors). Additionally, there are five expired plans with options outstanding. Our 1996 Stock Plan expires during calendar 2006.

Our stock option program is a broad-based, long-term retention program. Essentially all of our employees participate. Approximately 88% of the options we granted during fiscal 2004 were awarded to employees other than our CEO and four of the most highly compensated executive officers. Options granted under the above-mentioned plans vest over periods ranging from one to five years and expire within ten years. The exercise price of the stock options is equal to the fair market value of the stock on the grant date.

With the exception of grants to our outside directors, all stock option grants to executive officers and guidelines for grants to other employees are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the application rules for issuers traded on The Nasdaq National Market. See the “Report of the Compensation and Human Resources Committee of the Board of Directors on Executive Compensation” appearing in Autodesk’s proxy statement dated May 20, 2003, for further information concerning Autodesk’s policies and procedures regarding the use of stock options. Grants to our outside directors are non-discretionary and are pre-determined by the terms of the 2000 Directors’ Option Plan.

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

We derive a substantial portion of our net revenues from sales of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including product release cycle, market acceptance, product performance and reliability, reputation, price competition and the availability of third-party applications, would likely harm our operating results.

In the Discreet business, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and may continue to have a negative impact on our operating results. In addition, Discreet’s advanced systems products rely on workstations manufactured by Silicon Graphics, Inc. (“SGI”). Failure of SGI to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include, among other things, the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, distribution channel management, changes in sales compensation practices, the timing of large systems sales and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. If economic growth in the United States and other countries’ economies is slowed, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Any of these events would likely harm our business, results of operations and financial condition.

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

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. An example of this type of software is the ACIS geometric solid modeler we license from Spatial Corp. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would likely harm our business.

In addition, for certain of our products and services, we rely on third party hardware and services, like the workstations supplied by SGI. Financial difficulties or even failure of these third parties, like SGI, may impact our ability to deliver such products and services and, as a result, may adversely impact our business.

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

Rapid technological change as well as changes in customer requirements and preferences characterize the software industry. We are devoting significant resources to the development of technologies, like our Linux based applications in the Discreet Segment, and service offerings to address demands in the marketplace for increased connectivity and use of digital data created by computer-aided design software. As a result, we are transitioning to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that will achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Series or Autodesk Revit. However, should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Our business could suffer as a result of risks associated with strategic acquisitions, divestures and investments.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, in February 2003 we acquired assets of Linius Technologies, Inc., in March 2003 we acquired certain assets of VIA Development Corporation, and in March 2004 we entered into an agreement to purchase certain assets of MechSoft.com, Inc., subject to standard closing contingencies. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions, as well as business divestures, may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments, acquisitions and divestures may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

Our international operations expose us to significant regulatory, intellectual property, collections, exchange fluctuations and other risks, which could adversely impact our future net revenues and increase our net expenses.

We anticipate that international operations will continue to account for a significant portion of our consolidated net revenues and will provide significant support to our overall development efforts. Risks inherent in our international operations include the following: unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws and laws regarding the management of data, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business.

Our international results will also continue to be impacted by general economic and political conditions in these foreign markets or in specific large foreign markets. In particular, the potential economic impact from the failure of expected continued growth in Asia Pacific (particularly China) in the first quarter of fiscal 2005 could disrupt trade and market relationships in a way that could harm our business. These and other factors may adversely impact our future international operations and consequently our business as a whole.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. In addition, the changing distribution models resulting from increased focus on direct sales to strategic accounts or from two-tiered distribution may impact our reseller network in the future. No single customer, distributor or reseller accounted for more than 10% of our consolidated net revenues in during fiscal 2004, 2003 or 2002. We rely significantly upon major distributors and resellers in both the U.S. and international regions. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

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

As more and more software patents are granted worldwide and as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement, invalid claims or misappropriation claims may be asserted against us, and any such assertions could harm our business. Litigation often becomes more likely in times of economic downturn. Additionally, certain patent holders have become more aggressive in threatening litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

If we are required to expense options granted under our employee stock plans as compensation, our net income and earnings per share would be significantly reduced and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Certain proposals related to accounting for the grant of an employee stock option as an expense have been issued for comment by the Financial Accounting Standards Board. If such proposals are implemented, our net income and earnings per share will be negatively impacted. As a result, we may decide to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

Our planned restructuring for fiscal year 2005 could result in disruptions to our business or to our employee base which could negatively impact anticipated revenues during those periods.

In the fourth quarter of fiscal 2004, we announced a planned restructuring which included workforce reduction and closure of certain facilities. We expect related restructuring charges to be charged through the third quarter of fiscal 2005. If we fail to effect all of the planned headcount and facilities reductions, our results of operations for those periods may be negatively impacted or may result in unanticipated fluctuations in quarterly results of operations. Additionally, disruptions to our employee base may adversely impact anticipated revenues during those periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign currency exchange risk

Our revenues, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency forward and option contracts to manage our foreign currency exposures that exist as part of our ongoing business operations. Contracts are primarily denominated in euro, Swiss Franc, Canadian dollar, British pounds and Japanese yen. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.

A sensitivity analysis, performed on our hedging portfolio as of January 31, 2004, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2004 would increase the fair value of our forward exchange and option contracts by $6.1 million. Conversely, a hypothetical 10% depreciation of the dollar from its value at January 31, 2004 would decrease the fair value of our forward exchange and option contracts by $4.1 million. These results are consistent with the sensitivity analysis performed on our hedging portfolio as of January 31, 2003, which indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2003 would have increased the fair value of our forward exchange and option contracts by $6.6 million and a hypothetical 10% depreciation of the dollar from its value at January 31, 2003 would have decreased the fair value of our forward exchange and option contracts by $4.4 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

We had an investment portfolio of fixed income securities, including those classified as security deposits, of $247.3 million at January 31, 2004 and $224.7 million at January 31, 2003. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

A sensitivity analysis was performed on our investment portfolio as of January 31, 2004. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points occurring in either six months or 12 months. For the six-month time horizon the market value changes for a 50, 100, or 150 basis point increase were reductions of $1.6 million, $3.1 million and $4.6 million, respectively. For the 12-month time horizon the market value changes for a 50, 100 or 150 basis point increase were reductions of $1.3 million, $2.7 million and $4.0 million, respectively.

The same sensitivity analysis was performed on our investment portfolio as of January 31, 2003. For the six-month time horizon the market value changes for a 50, 100, or 150 basis point increase were reductions of $1.7 million, $3.3 million and $4.9 million, respectively. For the 12-month time horizon the market value changes for a 50, 100 or 150 basis point increase were reductions of $1.4 million, $2.8 million and $4.1 million, respectively.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Investments in privately-held businesses

We have an investment portfolio that includes minority equity investments in several privately-held technology companies, many of which are in the development stage. We account for these minority equity investments using the cost method of accounting because our ownership interests are less than 20% and we do not have the ability to exert significant influence on the investees. At January 31, 2004, the remaining net book value of these investments was reduced to zero. Write downs of our investments in privately-held businesses totaled $0.6 million in fiscal 2004, $3.4 million in fiscal 2003 and $2.9 million in fiscal 2002.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2004	2003	2002
	(in thousands, except per share data)
Net revenues:
License and other	$836,737	$748,944	$901,812
Maintenance	114,906	76,001	45,679

Total net revenues	951,643	824,945	947,491

Costs and expenses:
Cost of license and other revenues	132,727	135,687	149,314
Cost of maintenance revenues	15,401	10,123	8,314
Marketing and sales	393,234	357,667	367,930
Research and development	209,349	190,252	185,084
General and administrative	90,990	80,068	84,142
Amortization of goodwill and purchased intangibles	522	299	20,903
Restructuring and other	3,183	25,887	33,630

Total costs and expenses	845,406	799,983	849,317

Income from operations	106,237	24,962	98,174
Interest and other income, net	16,959	13,504	19,058
Gain on disposal of affiliate	—	—	9,461

Income before income taxes	123,196	38,466	126,693
Provision for income taxes	(2,880)	(6,562)	(35,169)
Equity in net loss of affiliate	—	—	(1,211)

Net income	$120,316	$31,904	$90,313

Basic net income per share	$1.08	$0.28	$0.83

Diluted net income per share	$1.04	$0.28	$0.80

Shares used in computing basic net income per share	111,497	113,035	108,815

Shares used in computing diluted net income per share	115,652	114,775	112,275

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	January 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$282,249	$186,377
Marketable securities	81,275	60,643
Accounts receivable, net	166,816	132,803
Inventories	17,365	12,284
Deferred income taxes	25,410	28,923
Prepaid expenses and other current assets	24,137	28,602

Total current assets	597,252	449,632
Marketable securities	165,976	164,029
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	206,319	210,900
Leasehold improvements	34,526	32,913
Less accumulated depreciation	(174,371)	(167,691)

Net computer equipment, software, furniture and leasehold improvements	66,474	76,122
Purchased technologies and capitalized software, net	19,378	30,125
Goodwill, net	160,094	155,945
Other assets	7,986	7,797

	$1,017,160	$883,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,307	$45,122
Accrued compensation	92,830	44,869
Accrued income taxes	50,695	39,802
Deferred revenues	127,276	93,241
Other accrued liabilities	61,814	86,994

Total current liabilities	384,922	310,028
Deferred income taxes, net	7,849	1,678
Other liabilities	2,746	2,736
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none issued or outstanding at January 31, 2004 and 2003	—	—
Common stock and additional paid-in capital, $0.01 par value; 400,000 shares authorized; 111,720 shares outstanding at January 31, 2004 (112,264 shares in 2003)	473,673	479,874
Accumulated other comprehensive loss	(4,754)	(11,568)
Deferred compensation	(451)	(2,185)
Retained earnings	153,175	103,087

Total stockholders’ equity	621,643	569,208

	$1,017,160	$883,650

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2004	2003	2002
	(in thousands)
Operating activities
Net income	$120,316	$31,904	$90,313
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	—	3,180
Depreciation and amortization	50,292	48,844	62,907
Stock compensation expense	1,775	2,753	769
Gain on disposal of affiliate	—	—	(9,461)
Write-downs of cost-method investments	596	3,436	2,861
Equity in net loss of affiliate	—	—	1,211
Net loss on fixed asset disposals	—	940	2,016
Tax benefits from employee stock plans	—	—	12,176
Restructuring related charges, net	3,183	25,887	26,816
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(34,013)	8,202	18,383
Inventories	(5,081)	5,715	(357)
Deferred income taxes	9,684	38,990	7,789
Prepaid expenses and other current assets	4,465	7,657	(5,771)
Accounts payable and accrued liabilities	23,938	(63,623)	(9,035)
Deferred revenues	34,035	27,050	11,856
Accrued income taxes	10,893	(52,120)	(5,187)

Net cash provided by operating activities	220,083	85,635	210,466

Investing activities
Purchases of available-for-sale marketable securities	(421,540)	(837,560)	(1,416,274)
Sales and maturities of available-for-sale marketable securities	397,501	960,565	1,359,457
Business combinations, net of cash acquired	(5,150)	(145,231)	(34,271)
Capital and other expenditures	(25,852)	(36,103)	(45,068)
Purchases of software technologies and capitalization of software development costs	(4,230)	(3,656)	(12,365)
Other investing activities	279	(3,033)	2,970

Net cash used in investing activities	(58,992)	(65,018)	(145,551)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	115,401	74,687	80,185
Repurchase of common stock	(178,463)	(64,817)	(97,293)
Dividends paid	(13,408)	(13,566)	(13,092)
Repayments on borrowings	—	(210)	(486)
Minority interest	—	—	(2,656)

Net cash used in financing activities	(76,470)	(3,906)	(33,342)

Effect of exchange rate changes on cash and cash equivalents	11,251	11,979	(6,168)

Net increase in cash and cash equivalents	95,872	28,690	25,405
Cash and cash equivalents at beginning of year	186,377	157,687	132,282

Cash and cash equivalents at end of year	$282,249	$186,377	$157,687

Supplemental noncash information:
Shares issued in connection with an acquisition	$—	$—	$450

See accompanying notes.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock and additional paid-in capital		Comprehensive income	Accumulated other comprehensive income (loss)	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount
	(in thousands)
Balances, January 31, 2001	109,428	$424,652		$(16,104)	$(1,172)	$52,298	$459,674
Common shares issued under stock option and stock purchase plans	7,099	80,185					80,185
Tax effect of stock plans		12,176					12,176
Shares issued in connection with an acquisition	23	450					450
Compensation expense related to stock options		310			459		769
Comprehensive income:
Net income			$90,313			90,313	90,313
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities, net of reclassification adjustments			(111)
Foreign currency translation adjustment			(3,757)

Other comprehensive income			(3,868)	(3,868)			(3,868)

Comprehensive income			$86,445

Dividends paid						(13,092)	(13,092)
Repurchase and retirement of common shares	(5,263)	(59,638)				(37,655)	(97,293)

Balances, January 31, 2002	111,287	458,135		(19,972)	(713)	91,864	529,314
Common shares issued under stock option and stock purchase plans	5,384	74,687					74,687
Options assumed in connection with an acquisition		5,353			(4,556)		797
Compensation expense related to stock options		(599)			3,084		2,485
Comprehensive income:
Net income			$31,904			31,904	31,904
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities, net of reclassification adjustments			753
Foreign currency translation adjustment			7,651

Other comprehensive income			8,404	8,404			8,404

Comprehensive income			$40,308

Dividends paid						(13,566)	(13,566)
Repurchase and retirement of common shares	(4,407)	(57,702)				(7,115)	(64,817)

Balances, January 31, 2003	112,264	479,874		(11,568)	(2,185)	103,087	569,208
Common shares issued under stock option and stock purchase plans	8,517	115,401					115,401
Compensation expense related to stock options		41			1,734		1,775
Comprehensive income:
Net income			$120,316			120,316	120,316
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities			(1,460)
Foreign currency translation adjustment			8,274

Other comprehensive income			6,814	6,814			6,814

Comprehensive income			$127,130

Dividends paid						(13,408)	(13,408)
Repurchase and retirement of common shares	(9,061)	(121,643)				(56,820)	(178,463)

Balances, January 31, 2004	111,720	$473,673		$(4,754)	$(451)	$153,175	$621,643

See accompanying notes.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

Note 1. Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or “the Company”) is one of the world’s leading design software and digital content companies, offering customers progressive business solutions through powerful technology products and services. The Company helps customers in the building, manufacturing, infrastructure, digital media, and wireless data services fields increase the value of their digital design data and improve efficiencies across their entire project lifecycle management processes. Autodesk provides a broad range of integrated and interoperable design software, Internet services, wireless development platforms and point-of-location applications that empower millions of users. Autodesk software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in companies in which Autodesk has significant influence, which is generally represented by stock ownership of at least 20% but not more than 50%. During the fiscal years ended January 31, 2004 and 2003, Autodesk no longer had any investments accounted for under the equity method of accounting. For additional information regarding investments accounted for under the equity method in fiscal year 2002, see Note 10, “Business Combinations”.

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

Significant estimates and assumptions made by management involve the establishment of provisions for bad debts, product returns, the determination of the fair value of stock awards to employees for purposes of the pro forma disclosures in Note 1, Employee Stock Compensation, and Note 9, “Stock Compensation and Employee Benefit Plans”, realizability of deferred tax assets and long-lived assets, goodwill valuation, legal settlement reserves and the adequacy of office closure and employee termination related restructuring accruals.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are recorded as other comprehensive income.

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the subsidiary’s functional currency, are included in interest and other income. These amounts are immaterial.

Forward Foreign Exchange Contracts (“Forwards”) and Option Contracts (“Options”)

Autodesk hedges a portion of its European, Asian and Canadian currency exposures in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period.

In accordance with the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Autodesk recognizes all derivative instruments on the balance sheet at fair value. Gains and losses resulting from changes in fair value are accounted for depending upon the use of the derivative and whether it is designated and qualifies for hedge accounting under SFAS 133.

The costs of forwards are amortized on a straight-line basis over the life of the contract to interest and other income, while option premiums are expensed within the quarter because of the short-term life of the options.

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

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Autodesk classifies all of its marketable securities as available-for-sale and carries such securities at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity.

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2004	2003
	(In thousands)
Trade accounts receivable	$201,251	$165,880
Less: Allowance for doubtful accounts	(9,654)	(9,192)
Less: Product returns and price adjustment reserves	(24,781)	(23,885)

	$166,816	$132,803

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

Autodesk’s accounts receivable are derived from sales to a large number of direct customers, resellers and distributors in the Americas, Europe and the Asia Pacific region. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. No single customer accounted for more than 10% of consolidated net revenues or accounts receivable in fiscal 2004, 2003 or 2002.

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts.

Inventories

Inventories consisted of the following as of January 31:

	2004	2003
	(in thousands)
Raw materials and finished goods	$13,875	$9,851
Demonstration inventory, net	3,490	2,433

	$17,365	$12,284

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

Computer Equipment, Software, Furniture and Leasehold Improvements

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $34.3 million in fiscal 2004, $31.6 million in fiscal 2003 and $26.3 million in fiscal 2002.

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities and post-implementation activities.

Purchased Technologies and Capitalized Software

Costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, production costs (programming and testing) are capitalized. Certain acquired software-technology rights are also capitalized. Capitalized software costs are amortized using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, but not less than on a straight-line basis over the estimated economic life of the product, which range from 12 months to seven years. Amortization expense, which is included as a component of cost of revenues, was $15.5 million in fiscal 2004, $16.9 million in fiscal 2003 and $15.7 million in fiscal 2002.

Purchased technologies and capitalized software and the related accumulated amortization at January 31 were as follows (in thousands):

	2004	2003
Purchased technologies	$133,041	$133,029
Capitalized software	20,875	18,444

	153,916	151,473
Less: Accumulated amortization	(134,538)	(121,348)

Purchased technologies and capitalized software, net	$19,378	$30,125

Expected future amortization expense for purchased technologies and capitalized software for each of the fiscal years ended through January 31, 2009 is as follows (in thousands):

Year ending January 31,
2005	$13,488
2006	3,369
2007	927
2008	912
2009	682

Total	$19,378

Goodwill

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Therefore, Autodesk no longer amortizes goodwill but instead tests it for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during the year ended January 31, 2004. Goodwill amortization expense was $19.9 million in fiscal 2002.

The following table sets forth Autodesk’s net income and per share amounts had the provisions of SFAS 142 been in effect during the fiscal year ended January 31, 2002.

(In thousands, except per share amounts)	Fiscal year ended 2002
Net income as reported	$90,313
Add back amortization of goodwill, net of tax	13,912

Adjusted net income	$104,225

Basic net income per share – as reported	$0.83

Basic net income per share – pro forma	$0.96

Diluted net income per share – as reported	$0.80

Diluted net income per share – pro forma	$0.93

At January 31, 2004 all of the goodwill associated with fiscal year 2004 acquisitions was allocated to the Design Solutions segment. The changes in the carrying amount of goodwill during the two years ended January 31, 2004 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2002	$33,581	$6,406	$39,987
Revit acquisition goodwill	107,234	—	107,234
CAiCE acquisition goodwill	7,546	—	7,546
TruEInnovations goodwill	1,178	—	1,178

Balance as of January 31, 2003	149,539	6,406	155,945
Linius acquisition goodwill	978	—	978
VIA acquisition goodwill	3,450	—	3,450
Other	(279)	—	(279)

Balance as of January 31, 2004	$153,688	$6,406	$160,094

Impairment of Long-Lived Assets

Annually or sooner, as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. During the fourth quarter of fiscal 2004, Autodesk identified an impairment related to certain intangible assets related to Media 100, attributed to the Discreet Segment of Autodesk. See Note 10, “Business Combinations”, for a more detailed discussion of the impairment.

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

Investments in Privately-held Businesses

Autodesk has several minority investments in privately-held technology companies, many of which are in the development stage. These investments are accounted for using the cost method of accounting because Autodesk’s ownership interest in the investees is less than 20% and Autodesk does not have the ability to exercise significant influence on the investees. The value of these investments is included in other assets in the accompanying consolidated balance sheets. Autodesk monitors these investments for impairment and makes appropriate reductions in carrying values when declines in their fair value are determined to be other-than-temporary.

During fiscal 2004, the carrying value of these investments was reduced to zero; as of January 31, 2003, the carrying value was $0.6 million.

Employee Stock Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both the annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS 123, as amended by SFAS 148, Autodesk has elected to continue to follow the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for employee stock options.

The following table illustrates the effect on net income and earnings per share if Autodesk had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation:

	Fiscal year ended January 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income – as reported	$120,316	$31,904	$90,313
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	1,243	1,917	571
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(45,383)	(48,923)	(44,510)

Pro forma net income (loss)	$76,176	($15,102)	$46,374

Net income (loss) per share:
Basic – as reported	$1.08	$0.28	$0.83

Basic – pro forma	$0.68	($0.13)	$0.43

Diluted – as reported	$1.04	$0.28	$0.80

Diluted – pro forma	$0.67	($0.13)	$0.41

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

Autodesk recognizes revenue as follows: Product sales, which include software licenses and any related hardware and peripherals, are recognized at the time of shipment to our distributors, resellers and direct customers, providing all other criteria for recognition of revenue have been met. In addition to product sales, Autodesk recognizes maintenance revenues from our subscription program and hosted service revenues ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed. In arrangements that include multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) for fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. VSOE is the price charged when that element is sold separately or the price as set by management with the relevant authority.

For reporting purposes, Autodesk reports revenue generated from the subscription program separately as maintenance revenue on the Consolidated Statements of Income. Revenue from all other sales types including product, consulting, training, hardware support, and hosting services, are reported as License and Other Revenue on the Consolidated Statements of Income. Revenue from the sales of our services, training and support are immaterial for all periods presented.

With the exception of contracts with certain distributors, sales contracts do not contain specific product-return privileges. However, Autodesk permits its distributors and resellers to return product in certain instances, such as during periods of product transition and during update cycles. In addition, for certain distributors in Europe, we offer incremental discounts, or price adjustments, ranging from 1% to 4% for certain qualifying sales.

Autodesk establishes reserves for product return and price adjustments. These reserves are based upon channel inventory levels and the timing of new product introductions, channel sell-in for applicable markets, historical experience of actual product returns and price adjustment rates and other factors. These reserves are recorded as a direct reduction of revenue and accounts receivable at the time the related revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $11.7 million in fiscal 2004, $9.8 million in fiscal 2003 and $13.8 million in fiscal 2002.

Net Income Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The adoption of this statement had no effect on Autodesk’s consolidated financial position, results of operations or cash flows.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) which requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no effect on Autodesk’s consolidated financial position, results of operations or cash flows.

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

Reclassifications

Certain reclassifications have been made to the fiscal 2003 and 2002 balances to conform to the 2004 presentation. Autodesk previously classified Information Technology and other corporate service costs that benefit the entire organization as General and Administrative expenses in our Consolidated Statements of Income. During the fourth quarter of fiscal 2004, Autodesk re-evaluated its cost allocation methodology and reclassified these costs to other functional areas of the business that benefit from these services. As a result, fiscal 2004 General and Administrative expenses have been reduced by $46.4 million and fiscal 2004 total Cost of Revenues, Marketing and Sales and Research and Development have been increased by $5.1 million, $23.6 million and $17.7 million, respectively. This reclassification has no impact on Autodesk’s income from operations or net income. Fiscal 2003 and 2002 balances have been reclassified to conform to the 2004 presentation.

The effect of this reclassification on previously reported consolidated financial statements are as follows:

	Fiscal year ended January 31,
	2003		2002
	As previously reported	As reclassified	As previously reported	As reclassified
	(In thousands)
Cost of revenues	$140,162	$145,810	$151,203	$157,628
Marketing and sales	331,721	357,667	343,508	367,930
Research and development	172,985	190,252	168,574	185,084
General and administrative	128,929	80,068	131,499	84,142
Income from operations	24,962	24,962	98,174	98,174

Note 2. Net Income Per Share

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

	Year ended January 31,
	2004	2003	2002
	(In thousands)
Numerator:
Numerator for basic and diluted net income per share—net income	$120,316	$31,904	$90,313

Denominator:
Denominator for basic net income per share—weighted average shares	111,497	113,035	108,815
Effect of dilutive common stock options	4,155	1,740	3,460

Denominator for diluted net income per share	115,652	114,775	112,275

The computation of diluted net income per share does not include 8.2 million options for fiscal 2004, 18.7 million options for fiscal 2003 and 8.0 million options for fiscal 2002. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive.

Note 3. Financial Instruments

Fair Values of Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2004		January 31, 2003
	Cost	Fair value	Cost	Fair value
	(In thousands)
Cash and cash equivalents	$282,249	$282,249	$186,377	$186,377
Marketable securities	244,729	247,251	219,756	224,672
Forward foreign currency contracts	630	630	694	694
Foreign currency option contracts	181	181	205	205

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

The notional amounts of foreign currency contracts were $26.0 million at January 31, 2004 and $32.0 million at January 31, 2003. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $42.0 million at January 31, 2004 and $36.2 million at January 31, 2003 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. During fiscal 2004 and 2003, there were no net settlement gains recorded as net revenues. Amounts associated with the cost of the options totaling $0.8 million during fiscal 2004 and $0.8 million during fiscal 2003 were recorded in interest and other income, net.

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2004 and 2003:

		January 31, 2004
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term:
Municipal Bonds	$69,894	$132	$—	$70,026
Mutual Funds	11,249	—	—	11,249

	81,143	132	—	81,275
Long-term:
Municipal Bonds	163,586	2,390	—	165,976

	$244,729	$2,522	$—	$247,251

		January 31, 2003
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term:
Municipal Bonds	$46,813	$119	$(10)	$46,922
Preferred Stock	6,000	—	—	6,000
Mutual Funds	7,721	—	—	7,721

	60,534	119	(10)	60,643
Long-term:
Municipal Bonds	159,222	4,807	—	164,029

	$219,756	$4,926	$(10)	$224,672

The short-term mutual fund balances represent amounts held by Autodesk for deferred compensation arrangements.

The contractual maturities of Autodesk’s long-term marketable securities at January 31, 2004 were as follows: $116.6 million between one and two years; $30.3 million maturing in three years; $18.0 million maturing in four to five years; and $1.1 million beyond five years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains on the sale of available-for-sale securities were $1.6 million in fiscal 2004, $2.1 million in fiscal 2003 and $2.8 million in fiscal 2002. The cost of securities sold is based on the specific identification method. Proceeds from the sale of marketable securities were $202.6 million in fiscal 2004, $145.9 million in fiscal 2003, and $191.0 million in fiscal 2002.

Note 4. Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2004	2003	2002
	(In thousands)
Federal:
Current	$(20,354)	$(38,377)	$9,468
Deferred	16,856	42,660	6,735
State:
Current	819	(1,532)	5,441
Deferred	(4,121)	(561)	(2,507)
Foreign:
Current	11,536	7,112	12,621
Deferred	(1,856)	(2,740)	3,411

	$2,880	$6,562	$35,169

The tax benefit associated with dispositions from employee stock plans did not reduce taxes currently payable in fiscal 2004 or fiscal 2003. The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $12.2 million for fiscal 2002. Foreign pretax income was $126.7 million in fiscal 2004, $59.5 million in fiscal 2003 and $85.7 million in fiscal 2002.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

	Fiscal year ended January 31,
	2004	2003	2002
	(In thousands)
Income tax provision at statutory rate	$43,119	$13,463	$44,342
Foreign income taxed at rates different from the U.S. statutory rate	—	(1,861)	(7,449)
State income taxes, net of the federal benefit	(2,279)	(1,361)	1,907
Tax-exempt interest	(1,846)	(2,551)	(2,882)
Goodwill amortization	—	—	4,308
Research and development tax credit benefit	(3,968)	(2,668)	(1,433)
Net income tax benefit from resolution of the Foreign Sales Corporation issue	(19,674)	—	—
Net income tax benefit from closure of IRS audit	(7,013)	(3,824)	—
Non-taxable gain on disposition of unconsolidated affiliate	—	—	(3,311)
Additional taxes provided on prior year foreign earnings	—	6,884	—
Extraterritorial income exclusion/Foreign Sales Corporation tax benefit	(4,575)	(1,632)	(2,690)
Other	(884)	112	2,377

	$2,880	$6,562	$35,169

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2004	2003
	(In thousands)
Purchased technology and capitalized software	$29,888	$33,816
Reserves for product returns and bad debts	7,805	9,207
Tax loss carryforwards	57,969	43,439
Accrued compensation and benefits	7,568	8,252
Fixed assets	8,931	8,554
Research and development credit carryforwards	15,635	7,304
Foreign tax credit carryforwards	11,463	6,679
Other accruals not currently deductible for tax	12,974	14,449
Other	1,408	—

Total deferred tax assets	153,641	131,700
Less: valuation allowance	(23,734)	(11,865)

Net deferred tax assets	129,907	119,835

Unremitted earnings of foreign subsidiaries	(112,346)	(88,445)
Other	—	(4,145)

Total deferred tax liability	(112,346)	(92,590)

Net deferred tax assets	$17,561	$27,245

The valuation allowance increased by $11.9 million in fiscal 2004 and $7.6 million in fiscal 2003, and decreased by $0.6 million in fiscal 2002. Approximately $21.1 million of the valuation allowance at January 31, 2004 and $9.0 million at January 31, 2003 relates to tax benefits of stock option deductions for fiscal 2004 and 2003 respectively, which will be credited to equity if and when realized.

No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $144.0 million at January 31, 2004) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2004, the unrecognized deferred tax liability for these earnings was approximately $ 49.0 million.

Realization of the Company’s net deferred tax assets of $17.6 million is dependent upon the Company generating approximately $46.0 million of future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash refunds for income taxes were approximately $19.3 million in fiscal 2004. Cash payments for income taxes were approximately $19.3 million in fiscal 2003 and $20.0 million in fiscal 2002.

The Company has $164.2 million of cumulative federal tax loss carryforwards and $12.1 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. The federal tax loss carryforwards will expire beginning January 31, 2008 through January 31, 2025. The state tax loss carryforwards will expire beginning January 31, 2006 through January 31, 2015. Autodesk has recorded a valuation allowance against some deferred tax assets including the tax benefit of certain tax loss carryforwards of acquired companies due to the uncertainty of their realizability.

The Company has $11.5 million of cumulative federal research tax credit carryforwards and $4.1 million of cumulative state research tax credit carryforwards, which may be available to reduce future income tax liabilities in the U.S. and California. The federal credit carryforwards will expire beginning January 31, 2019 through January 31, 2025. The state credit carryforwards may reduce future California income tax liabilities indefinitely.

The Company also has $11.4 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. The federal credits will expire beginning January 31, 2009 through January 31, 2010.

As a result of certain employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates and in some cases is wholly exempt from taxes for years through fiscal 2009. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $0 in fiscal 2004, $0.4 million ($0.00 impact on basic net income per share) in fiscal 2003 and $4.4 million ($0.04 impact on basic net income per share) in fiscal 2002.

During the fiscal year 2004, the Company recognized an income tax benefit of $19.7 million due to a favorable resolution of an industry-wide matter surrounding the Company’s Foreign Sales Corporation for the fiscal years ended 1993 through 1998. In connection with the refund of these tax payments previously made, the Company received payment and recognized interest income of $4.2 million during fiscal 2004.

During the fourth quarter of fiscal 2004, the statute of limitations lapsed with respect to the fiscal year ended 2000. As a result of the Company’s resolution of its Internal Revenue Service (“IRS”) audit and closure for that year, the Company recognized an income tax benefit of approximately $7.0 million for items dealing primarily with various international tax matters and research and development tax credits.

In fiscal 2003, the Company resolved its IRS audit for the fiscal years ended 1997-1999, and the statute of limitations lapsed with respect to these years in the fourth quarter of fiscal 2003. The closure of these years resulted in a current income tax benefit of approximately $61.7 million which related primarily to various international tax matters and research and development tax credits. Also in the fourth quarter, the Company provided an additional $57.9 million in U.S. deferred income taxes on previously permanently reinvested foreign earnings to reflect a potential repatriation of such foreign earnings to meet expected U.S. cash needs, including the Company’s current stock repurchase program. The impact of these events was a net income tax benefit of $3.8 million.

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

Note 6. Borrowing Arrangements

During fiscal 2004, Autodesk had a U.S. line of credit available that permitted unsecured short-term borrowings of up to $40.0 million, which could be used from time to time for working capital or other business needs. This credit facility expired in February 2004. There were no borrowings outstanding under this agreement at the time it expired. Autodesk does not plan to renew this credit facility.

Note 7. Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancelable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows (in millions):

2005	$38.6
2006	29.0
2007	16.4
2008	9.4
2009	5.0
Thereafter	22.5

120.9
Less: Sublease income	(8.5)

$112.4

Of these amounts, $7.7million has been included in our restructuring accruals at January 31, 2004. Rent expense was $33.5 million in fiscal 2004, $41.1 million in fiscal 2003 and $40.9 million in fiscal 2002.

Guarantees and Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of its products and certain guarantees, including limited product warranties. Autodesk accrues for known indemnification and warranty issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnifications have not been significant, and because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

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

As permitted under Delaware law, Autodesk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at Autodesk’s request in such capacity. The maximum potential amount of future payments Autodesk could be required to make under these indemnification agreements is unlimited; however, Autodesk has director and officer insurance coverage that reduces its exposure and would generally enable Autodesk to recover a portion of any future amounts paid. Autodesk believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Proceedings

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and D-Cubed Ltd. (“D-Cubed”), seeking among other things, termination of a development agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the development agreement. On October 2, 2003, a jury found that Autodesk did not breach the development agreement. Spatial filed a notice of appeal on December 2, 2003, appealing the decision of the jury. Autodesk believes that the ultimate resolution of this matter will not have a material effect on its consolidated statements of financial condition, results of operations or cash flows.

Generally, Autodesk is involved in legal proceedings arising from the normal course of business activities. In its opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, it is possible that an unfavorable resolution of a matter could materially affect the future results of operations, cash flows or financial position in a particular period.

Note 8. Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2004, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

In December 1995, the Board of Directors approved a Preferred Shares Rights Agreement (the “Rights Agreement”). The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Each right entitles stockholders to buy 1/1000 of a share of preferred stock at an exercise price of $100, subject to further adjustment. The rights will become exercisable for half-priced common stock if a person or group acquires or announces a tender offer or exchange offer to acquire 15% or more of the Company’s common stock. The rights will expire no later than December 14, 2005.

Common Stock Repurchase Programs

Autodesk repurchased and retired 9.1 million shares in fiscal 2004 at an average repurchase price of $19.69 per share, 4.4 million shares in fiscal 2003 at an average repurchase price of $14.71 per share and 5.3 million shares in fiscal 2002 at an average repurchase price of $18.49 per share. The purpose of the stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under Autodesk’s employee stock plans.

Between November 1999 and December 2003, the Board of Directors approved plans to repurchase up to 60.0 million shares of our common stock. Of these 60.0 million shares, 42.9 million shares were repurchased and retired as of January 31, 2004. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock.

In fiscal 2004, 2003 and 2002, Autodesk repurchased its common stock through open market purchases.

Dividends

During fiscal 2004, 2003 and 2002 Autodesk paid annual cash dividends of $0.12 per share at a rate of $0.03 each quarter, reducing retained earnings by $13.4 million, $13.6 million, and $13.1 million, respectively.

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

The 1996 Stock Plan, which was approved by stockholders, allows for options to be granted to employees, including officers. At January 31, 2004, 9.5 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 3.5% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. The plan expires in calendar 2006.

In 1996, Autodesk adopted the Nonstatutory Stock Option Plan which allows for options to be granted to employees and consultants. Officers and members of Autodesk’s Board of Directors are not eligible to participate in this plan. Autodesk does not have a practice of awarding stock options to consultants. This plan was not subject to stockholder approval. At January 31, 2004, 0.1 million shares were available for future issuance.

The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to members of Autodesk’s outside Board of Directors. At January 31, 2004, 0.3 million shares were available for future issuance.

Options granted under the above mentioned plans vest over periods ranging from one to five years and generally expire within ten years from the date of grant. The exercise price of the stock options is equal to the fair market value of the stock on the grant date.

A summary of stock option activity is as follows:

	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 2001	26,998	$15.72
Granted	8,724	16.77
Exercised	(5,017)	12.62
Canceled	(1,541)	17.42

Options outstanding at January 31, 2002	29,164	$16.50
Granted	7,356	15.41
Options assumed in acquisitions	255	1.51
Exercised	(3,428)	14.42
Canceled	(3,902)	17.64

Options outstanding at January 31, 2003	29,445	$16.19
Granted	6,460	17.46
Exercised	(6,425)	14.48
Canceled	(3,012)	17.13
Options outstanding at January 31, 2004	26,468	$16.80
Options exercisable at January 31, 2004	13,253	17.00
Options available for grant at January 31, 2004	9,947

The following table summarizes information about options outstanding and exercisable at January 31, 2004:

	Options Exercisable		Options Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price
Range of per share exercise prices:
$ 0.08 – 14.60	3,770	$11.89	6,971	6.7	$12.22
$ 14.61 – 16.28	2,065	15.49	6,487	8.0	15.25
$ 16.50 – 19.20	3,939	17.73	6,159	6.8	17.67
$ 19.31 – 36.75	3,479	22.61	6,851	6.3	22.13

	13,253	$17.00	26,468	6.9	$16.80

These options will expire if not exercised at specific dates ranging through January 2014.

A total of 41.8 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s employee qualified stock purchase plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2004, a total of 5.4 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 5.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Autodesk issued 2.1 million shares at an average price of $10.96 per share in fiscal 2004, 2.0 million shares at an average price of $11.55 per share in fiscal 2003, and 2.1 million shares at an average price of $9.43 in fiscal 2002. The provisions of this plan expire during 2018.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under these plans (number of securities in thousands) as of January 31, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	19,269	$16.85	15,213	(2)
Equity compensation plans not approved by security holders (3)	7,199	$16.66	109

Total	26,468	$16.80	15,322

(1)	Included in these amounts are 0.3 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $15.94 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 5.4 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to stockholder approval.

Pro Forma Net Income (Loss) Information

Autodesk applies APB 25 in accounting for its employee stock plans. Accordingly, no compensation expense is recognized in Autodesk’s consolidated statements of income, other than for stock awards that have exercise prices less than the fair market value of Autodesk’s common stock at the date of grant.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Refer to Note 1, “Business and Summary of Significant Accounting Policies” for further discussion.

The weighted average estimated fair value of stock options granted was $8.07 per share during fiscal 2004, $7.82 during fiscal 2003 and $8.93 during fiscal 2002. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2004	2003	2002
Volatility	0.6	0.6	0.6
Weighted-average estimated life	5 years	5 years	5 years
Weighted-average risk-free interest rate	3.2%	3.0%	4.8%
Dividend yield	0.7%	0.8%	0.7%

The weighted average estimated fair value of shares granted under the employee qualified stock purchase plan was $3.93 per share during fiscal 2004, $4.81 during fiscal 2003 and $4.14 during fiscal 2002. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2004	2003	2002
Volatility	0.5	0.5	0.6
Weighted-average estimated life	0.5 years	0.5 years	0.5 years
Weighted-average risk-free interest rate	1.2%	2.1%	3.3%
Dividend yield	0.7%	0.8%	0.7%

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 20% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $6.2 million in fiscal 2004, $6.3 million in fiscal 2003 and $5.8 million in fiscal 2002. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Autodesk provides defined-contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined-contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $4.4 million in fiscal 2004, $4.2 million in fiscal 2003 and $4.4 million in fiscal 2002.

Note 10. Business Combinations

The following acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations (“SFAS 141”). Accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions, except the Buzzsaw acquisition, because the effects of these acquisitions were not significant to Autodesk on either an individual or an aggregate basis.

VIA Development Corporation (“VIA”)

In March 2003, Autodesk acquired certain assets of VIA for approximately $4.2 million in cash. This acquisition provides Autodesk with electrical schematics, wire diagram, and controls engineering automation technology. Autodesk allocated the purchase consideration to the following intangible assets, which are deductible for tax purposes: $0.7 million to purchased technology and $3.5 million to goodwill. The purchased technology is being amortized on a straight-line basis over an estimated useful life of 2 years. The goodwill was assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

Linius Technologies, Inc. (“Linius”)

In February 2003, Autodesk acquired certain assets of Linius for approximately $1.0 million in cash. In addition, Autodesk assumed approximately $0.2 million in liabilities. This acquisition provides Autodesk with software that allows a wire harness designer to create 3D prototypes. Autodesk allocated the purchase consideration to the following intangible assets, which are deductible for tax purposes: $0.2 million to purchased technology and $1.0 million to goodwill. The purchased technology is being amortized on a straight-line basis over an estimated useful life of 3 years. The goodwill was assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

truEInnovations

In December 2002, Autodesk acquired certain assets of truEInnovations for approximately $1.7 million in cash. This acquisition provided Autodesk with file and data management software that has been integrated into the Autodesk Inventor Series environment. The purchase consideration was allocated principally to purchased technology and goodwill, which are deductible for tax purposes. The goodwill was assigned to the Manufacturing Division of the Design Solutions Segment.

CAiCE Software Corporation (“CAiCE”)

In September 2002, Autodesk acquired certain assets and liabilities of CAiCE for $10.0 million in cash. This acquisition allowed Autodesk to expand its presence in the transportation software market as well as enhance Autodesk’s core civil design industry business by addressing the needs of both the public and private sector engineering community.

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

Revit Technology Corporation (“Revit”)

In April 2002, Autodesk acquired the outstanding stock of Revit for a $133.0 million cash payment to Revit shareholders, the assumption of unvested Revit stock options of $5.4 million, direct transaction costs of $0.5 million and net assumed liabilities of $0.6 million for total purchase consideration of $139.5 million. The acquisition provided Autodesk with parametric building information modeling technology that allows customers to create a building design as a completely integrated system.

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

As part of the acquisition, Autodesk granted Revit employees 0.3 million options in connection with the assumption of their outstanding unvested options. The fair value of these options of $5.4 million was added to the purchase consideration. At January 31, 2004, the intrinsic value of the stock options, which relate to future services, totaled $0.3 million and is included in deferred compensation within stockholders’ equity.

During the fourth quarter of fiscal 2003, an adjustment to the purchase price of $15.4 million was recorded in order to establish a deferred tax asset. Accordingly, goodwill was reduced by $15.4 million.

Software Division of Media 100, Inc. (“Media 100”)

During October 2001, Autodesk acquired the software division of Media 100 for $16.0 million in cash. The acquisition provided Autodesk with streaming media technology for, among other things, the immediate playback of content over the Internet.

Management’s allocation of the purchase price, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Inventory and computer hardware	$558
Intangible assets and amounts:
Developed technologies (3 year useful life)	7,380
Brand names (6 year useful life)	620
In-process research and development (“IPR&D”)	3,180
Goodwill	4,262

$16,000

The value assigned to IPR&D, which was expensed at the time of the acquisition, was determined by identifying projects in areas where technological feasibility had not been achieved and alternative future uses did not exist.

The $4.3 million of goodwill, which is deductible for tax purposes, was assigned to the Discreet Segment of Autodesk. The goodwill represented the premium paid to acquire the streaming media technology, which is an integral part of future products.

During the fourth quarter of fiscal 2004, as part of its annual impairment analysis, Autodesk identified a shortfall between the undiscounted cash flows and remaining net book values of developed technologies and brand names associated with Media 100. Consequently, Autodesk wrote-down the remaining net book value by $1.8 million to an amount equal to the fair value of the Media 100-based products. This charge was recorded in cost of license and other revenues for the Discreet Segment of Autodesk.

Buzzsaw.com, Inc. (“Buzzsaw”)

On August 20, 2001, Autodesk acquired the remaining outstanding stock of Buzzsaw it did not own for $15.0 million in cash plus the assumption of $13.3 million of liabilities. Prior to the acquisition, Autodesk held a 40% interest in Buzzsaw, a privately held company that provided leading online collaboration applications to improve efficiencies and reduce costs for the building industry. The acquisition of Buzzsaw is part of Autodesk’s strategy to extend its business to complementary new markets. Buzzsaw’s results of operations, which are not material in relation to Autodesk, have been included in the consolidated financial statements since the acquisition date. Prior to the acquisition date, Autodesk accounted for its interest in Buzzsaw using the equity method of accounting.

Management’s allocation of the purchase price, which is based on valuations of acquired assets performed by a third party, resulted in negative goodwill of approximately $11.0 million. In accordance with SFAS 141, the carrying values of Buzzsaw’s long-lived assets were reduced proportionately to the extent of the negative goodwill balance. Management’s allocation of the purchase price is as follows (in thousands):

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

The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Autodesk acquired the remaining 60% interest in Buzzsaw on February 1, 2001.

The pro forma summary includes the impact of certain adjustments resulting from the allocation of the purchase consideration and reversal of the equity in net losses that Autodesk recognized.

(in thousands, except per share data)	Fiscal year ended January 31, 2002
Net revenues	$953,255
Net income	$76,042
Basic earnings per share	$0.70
Diluted earnings per share	$0.68

During the period from February 1, 2001 to August 20, 2001, Autodesk recognized $1.2 million of losses associated with its equity investment in Buzzsaw.

Note 11. Restructuring and Other

The following table sets forth the components of Restructuring and Other in the consolidated statements of income for the fiscal years ended January 31, (in thousands):

	2004	2003	2002
Restructuring and exit charges, net	$3,183	$25,887	$28,097
Acquired in-process research and development charges	—	—	3,180
Goodwill write-off	—	—	2,353

	$3,183	$25,887	$33,630

During the fourth quarter of fiscal 2004 the Board of Directors approved a restructuring plan that involves the elimination of between 550 and 650 positions and the closure of a number of offices worldwide. This plan is designed to further reduce operating expense levels to enable us to achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The restructuring charge under this plan is estimated to be up to $37.0 million incurred over four quarters beginning the fourth quarter of fiscal 2004. Of the $37.0 million, $26.0 million is attributable to one-time termination benefits and $11.0 million is attributable to office closure costs.

During fiscal 2004, Autodesk recognized net $3.2 million of restructuring and other charges resulting solely from restructuring activities. The net charge of $3.2 million is comprised of $3.8 million related to the fiscal 2004 restructuring plan, recorded during the fourth quarter of fiscal 2004, $1.1 million related to additional office closure costs under the fiscal 2002 restructuring plan and reversals of the accrual for changes in estimates of $1.7 million related to underlying liabilities originally established under the fiscal 2002 and fiscal 2003 restructuring plans. The underlying liabilities, primarily related to employee termination costs outside the United States, were ultimately settled for less than originally estimated.

Since the office closures in fiscal 2002, there has been significant downturn in the commercial real estate market, particularly in areas of the United Kingdom where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts originally estimated during fiscal 2002.

Of the $3.8 million related to the fiscal 2004 plan, $0.2 million related to office closure costs and $3.6 million related to the termination of 71 employees in the United States and 15 employees outside the United States. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs consisted of one-time termination benefits including severance benefits, medical benefits and outplacement costs.

During fiscal 2003 Autodesk recognized $25.9 million of restructuring and other charges. The $25.9 million was comprised of $10.7 million related to additional costs associated with the fiscal 2002 restructuring plan and $18.3 million related to the fiscal 2003 restructuring plan, offset by a credit of $2.1 million resulting from accrual reversals and a credit of $1.0 million related to the reversal of the remaining restructuring charges related to the fiscal 2000 restructuring program. Of the $10.7 million, $1.2 million related to the further consolidation of certain European offices and the remaining $9.5 million resulted from changes to estimated accrued liabilities related to vacated facilities.

During the third quarter of fiscal 2003 the Board of Directors approved a restructuring plan that resulted in the termination of 394 employees and the closure of several additional international and domestic offices. This plan was designed to help further reduce operating expense levels as well as redirect resources to product development and other critical areas. During the year ended January 31, 2003, Autodesk recognized $18.3 million of expenses as part of this restructuring effort, of which $16.5 million related to employee termination costs and $1.8 million related to office closures. Employee termination costs consisted of wage continuation, advance notice pay, medical benefits and outplacement costs for 184 employees in the United States and 210 employees outside the United States. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. During fiscal year 2003 we also reversed $2.1 million of accruals related to restructuring reserves established in fiscal 2002. The facility-related accruals were settled for less than originally estimated.

During fiscal 2002 Autodesk recognized $33.6 million of restructuring and other charges. These charges resulted from restructuring activities ($24.5 million), in-process research and development expenses related to the acquisition of the software division of Media 100 ($3.2 million—see Note 10, “Business Combinations”), the wind-down costs associated with the dissolution of RedSpark ($3.6 million—see Note 5, “Gain on Disposal of Affiliate”), and a goodwill write-off of $2.3 million. The write-off of goodwill primarily related to an acquired Infrastructure Solutions Division business and resulted from a strategic decision to abandon the underlying product line.

Of the $3.6 million of RedSpark wind-down costs, $1.3 million related to losses on asset disposals and $2.3 million related to employee termination costs.

Of the $24.5 million associated with restructuring activities during fiscal 2002, $19.2 million related to the closure of several domestic and international offices and $5.3 million related to employee termination costs. Office closure costs of $19.2 million included losses on operating leases and the write-off of leasehold improvements and equipment. These asset write-offs totaled $1.8 million. Employee termination costs associated with staff reductions mostly in the U.S. consisted of wage continuation, advance notice pay and medical benefits. These restructuring activities were part of a formal exit plan that was approved by the Board of Directors and were part of an effort to reduce operating expense levels. The plan included the termination of 164 employees and the closure of several domestic and international offices.

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2002, 2003 and 2004 (in thousands). The fiscal 2003 office closure cost balances in the table below have been adjusted by $2.7 million to reflect actual charges utilized and reversals related to Board approved restructuring reserves. While the actual charges utilized and reversals were properly reflected in Autodesk’s financial statements as of and for the fiscal year ended January 31, 2003, they had not been properly reflected in the restructuring reserves table in the Notes to Consolidated Financial Statements in Autodesk’s Form 10-K for the fiscal year ended January 31, 2003. This adjustment did not impact Autodesk’s financial position, results of operations, cash flows, or earnings per share. The balance at January 31, 2004 is included in other accrued liabilities on our Consolidated Balance Sheet.

	Office Closure Costs	Employee Termination Costs	Losses on Asset Disposals -RedSpark	Total
Balance at January 31, 2001	$211	$180	$—	$391
Additions	19,408	7,397	1,292	28,097
Charges utilized	(2,125)	(3,069)	(1,292)	(6,486)

Balance at January 31, 2002	17,494	4,508	—	22,002
Additions related to 2002 plan	10,693	—	—	10,693
Additions related to 2003 plan	1,796	16,451	—	18,247
Charges utilized	(15,074)	(12,707)	—	(27,781)
Reversals	(2,053)	—	—	(2,053)

Balance at January 31, 2003	12,856	8,252	—	21,108
Additions related to 2002 plan	1,098	—	—	1,098
Additions related to 2004 plan	149	3,610	—	3,759
Charges utilized	(6,220)	(9,218)	—	(15,438)
Reversals	(197)	(1,477)	—	(1,674)

Balance at January 31, 2004	$7,686	$1,167	$—	$8,853

Charges utilized include $0.1 million, $1.3 million, and $0 of non-cash charges during fiscal 2004, 2003 and 2002, respectively. Autodesk expects to pay the employee termination costs within one year, and the office closure costs over the remaining lease terms, ranging from one to five years.

An analysis of the fiscal 2004 restructuring charges by reportable segment is included in Note 13, “Segments.”

Note 12. Interest and Other Income

Interest and other income, net consists of the following:

	2004	2003	2002
	(In thousands)
Interest and investment income	$10,377	$9,466	$14,144
Gains (losses) on foreign currency transactions	3,255	1,727	(440)
Minority interest in net loss of RedSpark	—	—	2,657
Write-downs of cost method investments	(596)	(3,436)	(2,861)
Realized gains on sales of marketable securities	1,644	2,069	2,775
Other	2,279	3,678	2,783

	$16,959	$13,504	$19,058

Note 13. Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Discreet Segment. During the first quarter of fiscal 2004, Autodesk modified its segment disclosure to align the segment disclosure with how Autodesk’s business is currently being managed and evaluated. Under the revised segment disclosure, a significant amount of costs previously not allocated to either reportable segment, such as geographic sales and marketing expenditures, are being allocated to the Design Solutions Segment, thereby reducing the Design Solutions Segment profitability. Also, certain costs of operations previously allocated to the Discreet and the Design Solutions Segments are no longer being allocated. Additionally, the Locations Services Division is no longer included with the Design Solutions Segment and is reflected as Other. Prior period numbers have been restated to reflect the current segment alignment.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Consulting. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT in the aggregate accounted for 45%, 43% and 46% of our consolidated net revenues in fiscal 2004, 2003 and 2002, respectively.

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

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies”. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for certain assets such as goodwill. Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2004	2003	2002
	(In millions)
Net revenues:
Design Solutions	$811.7	$694.4	$790.2
Discreet	139.6	128.5	156.1
Other	0.3	2.0	1.2

	$951.6	$824.9	$947.5

Income (loss) from operations:
Design Solutions	$314.9	$242.9	$318.2
Discreet	3.1	(17.3)	(2.4)
Unallocated amounts(1)	(211.8)	(200.6)	(217.6)

	$106.2	$25.0	$98.2

Depreciation and amortization:
Design Solutions	$22.8	$23.8	$31.0
Discreet	6.2	7.4	10.3
Unallocated amounts	21.3	17.6	21.6

	$50.3	$48.8	$62.9

(1)	Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses that are managed outside the reportable segments. Unallocated amounts in fiscal 2004, 2003 and 2002 also include $3.2 million, $25.9 million and $33.6 million of charges, respectively, primarily resulting from restructuring activity.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Fiscal year ended January 31,
	2004	2003	2002
	(In millions)
Net revenues:
Manufacturing Solutions Division	$139.5	$118.8	$130.2
Infrastructure Solutions Division	115.2	103.4	116.4
Building Solutions Division	80.3	73.5	82.9
Platform Technology Division and Other	476.7	398.7	460.7

	$811.7	$694.4	$790.2

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2004	2003	2002
	(In millions)
Net revenues:
U.S. customers	$348.7	$321.7	$325.2
Other Americas	60.9	52.5	108.5

Total Americas	409.6	374.2	433.7
Europe, Middle East and Africa	337.2	263.4	290.8
Asia Pacific	204.8	187.3	223.0

Total net revenues	$951.6	$824.9	$947.5

	January 31,
	2004	2003
	(In millions)
Long-lived assets: (1)
U.S. operations	$252.0	$239.7
Other Americas	5.0	34.2

Total Americas	257.0	273.9

Neuchâtel, Switzerland (2)	317.5	319.1
Other Europe, Middle East and Africa	230.7	230.6

Total Europe, Middle East and Africa	548.2	549.7

Asia Pacific	8.4	8.2

Consolidating eliminations	(559.7)	(561.8)

Total long-lived assets	$253.9	$270.0

(1)	Long-lived assets exclude financial instruments and deferred tax assets. As such, marketable securities and deferred taxes have been excluded above.

(2)	Investment in Discreet held by Neuchâtel. This investment eliminates upon consolidation.

As noted in Note 11, “Restructuring and Other”, during the fourth quarter of fiscal 2004 the Board of Directors approved a new restructuring plan that involves the elimination of between 550 and 650 positions and the closure of a number of offices worldwide. The restructuring charge under this plan is estimated to be $37.0 million incurred over the four quarters beginning the fourth quarter of fiscal 2004. Of the $37.0 million, $31.0 million is attributable to the Design Solutions Segment and $6.0 million is attributable to the Discreet Segment.

The following table sets forth the fiscal 2004 restructuring plan activities for Autodesk’s reportable segments for the fiscal year ended January 31, 2004 (in thousands):

	Design Solutions Segment		Discreet Segment
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2003	$—	$—	$—	$—	$—
Additions	149	2,414	—	1,196	3,759
Charges utilized	—	(1,636)	—	(863)	(2,499)
Reversals	—	—	—	—	—

Balance at January 31, 2004	$149	$778	$—	$333	$1,260

Note 14. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	January 31,
	2004	2003	2002
	(In thousands)
Net income	$120,316	$31,904	$90,313
Net unrealized gains on available-for-sale securities:
Change in net unrealized gains on available-for-sale securities, net of tax benefit (charge) of $292 in 2004, $(1,288) in 2003 and $(836) in 2002	(457)	2,016	1,776
Less: net unrealized gains reclassified into earnings, net of tax charge of $641 in 2004, $806 in 2003 and $888 in 2002	1,003	1,263	1,887

Change in net unrealized gains	(1,460)	753	(111)

Net change in cumulative translation adjustment	8,274	7,651	(3,757)

Comprehensive income	$127,130	$40,308	$86,445

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31,
	2004	2003
	(In thousands)
Net unrealized gains on available-for-sale securities	$1,539	$2,999
Currency translation adjustments	(6,293)	(14,567)

Accumulated other comprehensive loss	$(4,754)	$(11,568)

Note 15. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2004 and 2003 is as follows:

	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
	(In thousands, except per share data)
Fiscal 2004
Net revenues	$210,766	$211,705	$233,862	$295,310	$951,643
Gross margin	172,524	175,659	197,253	258,079	803,515
Income from operations	6,607	13,941	27,940	57,749	106,237
Net income	7,508	32,602	22,606	57,600	120,316
Basic net income per share	0.07	0.29	0.20	0.52	1.08
Diluted net income per share	0.07	0.29	0.20	0.48	1.04
Fiscal 2003
Net revenues	$229,327	$211,401	$188,701	$195,516	$824,945
Gross margin	187,056	175,835	155,509	160,735	679,135
Income (loss) from operations	21,188	10,393	(7,845)	1,226	24,962
Net income (loss)	17,641	11,760	(3,910)	6,413	31,904
Basic net income (loss) per share	0.16	0.10	(0.03)	0.06	0.28
Diluted net income (loss) per share	0.15	0.10	(0.03)	0.06	0.28

Results for the second quarter of fiscal 2004 include a non-recurring tax benefit of $19.7 million. Results for the fourth quarter of fiscal 2004 include a non-recurring tax benefit of $7.0 million and restructuring and other charges of $3.2 million, which related to corporate restructuring activities.

Results for the first, second, third and fourth quarters of fiscal 2003 include restructuring and other charges totaling $1.5 million, $3.8 million, $13.3 million and $7.3 million, respectively, which related to corporate restructuring activities. In addition, results for the fourth quarter of fiscal 2003 include a non-recurring tax benefit of $3.8 million.

Autodesk previously classified Information Technology and other corporate service costs that benefit the entire organization as General and Administrative expenses in our Consolidated Statements of Income. During the fourth quarter of fiscal 2004, Autodesk re-evaluated its cost allocation methodology and reclassified these costs to other functional areas of the business that benefit from these services. This reclassification has no impact on Autodesk’s total income from operations or net income. As a result of this reclassification, the gross margin for fiscal 2004 and fiscal 2003 were reduced as follows:

	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
	(In thousands)
Fiscal 2004
Gross margin as previously reported	$173,815	$176,809	$198,498	$258,079	$807,201
Gross margin as reclassified	172,524	175,659	197,253	258,079	803,515

Effect of reclassification	$1,291	$1,150	$1,245	$—	$3,686

Fiscal 2003
Gross margin as previously reported	$188,635	$177,191	$156,866	$162,091	$684,783
Gross margin as reclassified	187,056	175,835	155,509	160,735	679,135

Effect of reclassification	$1,579	$1,356	$1,357	$1,356	$5,648

Note 16. Subsequent Events (Unaudited)

In March 2004, Autodesk acquired certain assets of MechSoft, Inc (“MechSoft”). MechSoft technology complements Autodesk’s solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk plans to integrate key components of MechSoft’s technology into future versions of Autodesk Inventor Series. The assets acquired were assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc., as of January 31, 2004 and 2003 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of Autodesk’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 in the consolidated financial statements, in 2002 Autodesk, Inc. changed its method of accounting for goodwill and other purchased intangible assets.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February	24, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information concerning Autodesk’s directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer required by this Item are incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors,” “Section 16(a) – Beneficial Ownership Reporting Compliance” and “Code of Business Conduct.”

The information concerning Autodesk’s executive officers required by this Item is incorporated by reference herein to the section of this Report at the end of Part I, entitled “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors—Compensation of Directors,” “Executive Officer Compensation” and “Employee and Director Stock Options.”

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Auditors—Fee Disclosure.”

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

2. Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2004, 2003 and 2002, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: See Item 15(c) below.

(b) Reports on Form 8-K

On November 20, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 12 to furnish our press release announcing our financial results for the quarter ended October 31, 2003.

On November 26, 2003, the Company filed a Current Report on Form 8-K under Item 9 to furnish our press release announcing the preliminary estimates of the restructuring charges announced in its third quarter fiscal 2004 earnings call on November 20, 2003.

(c) Exhibits. We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(d) Financial Statement Schedule. See Item 15(a) above.

ITEM 15(A)(2)  FINANCIAL STATEMENT SCHEDULE II

AUTODESK, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Write-Offs	Balance at End of Year
Fiscal year ended January 31, 2004
Allowance for doubtful accounts	$9,192,000	$2,378,000	$1,916,000	$9,654,000
Product returns reserve	19,797,000	39,265,000	38,472,000	20,590,000
Price adjustment reserve	4,088,000	5,854,000	5,751,000	4,191,000
Restructuring	21,108,000	4,857,000	17,112,000	8,853,000
Fiscal year ended January 31, 2003
Allowance for doubtful accounts	$13,181,000	$(413,000)	$3,576,000	$9,192,000
Product returns reserve	20,578,000	33,264,000	34,045,000	19,797,000
Price adjustment reserve	4,352,000	3,297,000	3,561,000	4,088,000
Restructuring	22,002,000	28,940,000	29,834,000	21,108,000
Fiscal year ended January 31, 2002
Allowance for doubtful accounts	$11,611,000	$4,519,000	$2,949,000	$13,181,000
Product returns reserve	17,761,000	45,876,000	43,059,000	20,578,000
Price adjustment reserve	3,211,000	1,803,000	662,000	4,352,000
Restructuring	391,000	28,097,000	6,486,000	22,002,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CAROL A. BARTZ

Carol A. Bartz Chairman of the Board

Dated:	April 8, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carol A. Bartz and Alfred J. Castino as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROL A. BARTZ Carol A. Bartz	Chairman, Chief Executive Officer and President (Principal Executive Officer)	April 8, 2004

/s/ ALFRED J. CASTINO Alfred J. Castino	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2004

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	April 8, 2004

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director	April 8, 2004

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director	April 8, 2004

/s/ MIKE FISTER Mike Fister	Director	April 8, 2004

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	April 8, 2004

Signature	Title	Date

/s/ STEVEN L. SCHEID Steven L. Scheid	Director	April 8, 2004

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	April 8, 2004

/s/ LARRY W. WANGBERG Larry W. Wangberg	Director	April 8, 2004

Index to Exhibits

Exhibit No.		Description

2.1		Agreement and Plan of Merger by and among Autodesk, Inc., Rosie Acquisition Corporation, Revit Technology Corporation and Irwin Jungreis as Stockholder Representative dated as of February 21, 2002 (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed on April 16, 2002)

3.1		Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.2		Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

4.1		Preferred Shares Right Agreement dated December 14, 1995 (incorporated by reference to the Registrant’s Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998)

4.2		Amendment No. 1 to Preferred Shares Rights Agreement (incorporated by reference to the Registrant’s Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998)

10.1	*	Registrant’s 1998 Employee Qualified Stock Purchase Plan and form of Subscription Agreement, as amended (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000)

10.2	*	Registrant’s 2000 Directors’ Option Plan (incorporated by reference to Exhibit 99.3 filed with the Registrant’s Registration Statement on Form S-8 as filed on September 15, 2000)

10.3	*	Registrant’s 1996 Stock Plan, as amended (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000)

10.4	*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995)

10.5	*	Agreement between Registrant and Carol A. Bartz dated April 7, 1992 (incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended April 30, 1992)

10.6	*	Retention Agreement dated September 8, 1999 (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.7	*	Nonstatutory Stock Option Plan, as amended through March 20, 2001 (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.8	*	Executive Change in Control Program (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.9	*	Agreement between Registrant and Tom Vadnais, dated November 21, 2001 (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP, Independent Auditors

24.1		Power of Attorney (contained in the signature page to this Annual Report)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.