Form 10-Q
period 2004-04-30
AUTODESK INC
filed 2004-06-09
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

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

Yes ☒    No ☐

As of May 31, 2004, there were approximately 113.5 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2004	2003
Net revenues:
License and other	$260,509	$186,881
Maintenance	37,367	23,885

Total net revenues	297,876	210,766

Costs and expenses:
Cost of license and other revenues	37,585	35,047
Cost of maintenance revenues	4,287	3,195
Marketing and sales	109,279	92,354
Research and development	57,881	51,579
General and administrative	27,073	21,984
Restructuring and other	8,250	—

Total costs and expenses	244,355	204,159

Income from operations	53,521	6,607
Interest and other income, net	2,416	3,272

Income before income taxes	55,937	9,879
Provision for income taxes	(13,432)	(2,371)

Net income	$42,505	$7,508

Basic net income per share	$0.38	$0.07

Diluted net income per share	$0.36	$0.07

Shares used in computing basic net income per share	112,052	111,775

Shares used in computing diluted net income per share	119,283	113,446

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2004	January 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$304,147	$282,249
Marketable securities	49,780	81,275
Accounts receivable, net	142,630	166,816
Inventories	16,686	17,365
Deferred income taxes	24,170	25,410
Prepaid expenses and other current assets	27,830	24,137

Total current assets	565,243	597,252
Marketable securities	165,463	165,976
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	208,614	206,319
Leasehold improvements	34,288	34,526
Less accumulated depreciation	(179,350)	(174,371)

Net computer equipment, software, furniture and leasehold improvements	63,552	66,474
Purchased technologies and capitalized software, net	18,546	19,378
Goodwill	163,885	160,094
Deferred income taxes	3,760	—
Other assets	9,851	7,986

	$990,300	$1,017,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,639	$52,307
Accrued compensation	65,871	92,830
Accrued income taxes	44,403	50,695
Deferred revenues	137,220	127,276
Other accrued liabilities	56,188	61,814

Total current liabilities	350,321	384,922
Deferred income taxes, net	—	7,849
Other liabilities	2,756	2,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	519,300	473,673
Accumulated other comprehensive loss	(8,889)	(4,754)
Deferred compensation	(285)	(451)
Retained earnings	127,097	153,175

Total stockholders’ equity	637,223	621,643

	$990,300	$1,017,160

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended April 30,
	2004	2003
Operating activities
Net income	$42,505	$7,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,502	12,307
Stock compensation expense	197	557
Net loss on fixed asset disposals	212	—
Write-downs of cost method investments	—	26
Tax benefits from employee stock plans	24,414	—
Restructuring related charges, net	4,326	—
Changes in operating assets and liabilities, net of business combinations	(28,993)	(2,992)

Net cash provided by operating activities	55,163	17,406

Investing activities
Net sales and maturities of available-for-sale marketable securities	30,757	1,876
Business combinations	(6,500)	(5,150)
Capital and other expenditures	(5,864)	(4,083)
Other investing activities	(843)	52

Net cash provided by (used in) investing activities	17,550	(7,305)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	104,934	15,123
Repurchase of common stock	(149,033)	(29,881)
Dividends paid	(3,302)	(3,347)

Net cash used in financing activities	(47,401)	(18,105)

Effect of exchange rate changes on cash and cash equivalents	(3,414)	1,070

Net increase (decrease) in cash and cash equivalents	21,898	(6,934)
Cash and cash equivalents at beginning of year	282,249	186,377

Cash and cash equivalents at end of period	$304,147	$179,443

Supplemental cash flow information:
Net cash paid (received) during the period for income taxes	$4,668	$(123)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Other than adjustments related to our fiscal 2004 restructuring plan, as further described below in Note 6 “Restructuring Reserves,” all adjustments are of a normal recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s fiscal 2004 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2005 or for any other period.

Certain reclassifications, described as follows, have been made to prior year numbers to conform to current year presentation. Autodesk previously classified Information Technology and other corporate service costs that benefit the entire organization as General and Administrative expenses in our Consolidated Statements of Income. During the fourth quarter of fiscal 2004, Autodesk re-evaluated its cost allocation methodology and reclassified these costs to other functional areas of the business that benefit from these services. This reclassification had no impact on Autodesk’s total income from operations or net income.

The effect of this reclassification on the previously reported condensed consolidated financial statements for the quarter ended April 30, 2003 is as follows (in thousands):

	As previously reported	As reclassified
Cost of revenues	$36,951	$38,242

Marketing and sales	85,538	92,354
Research and development	47,392	51,579
General and administrative	34,278	21,984
Income from operations	6,607	6,607

2.	Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), Autodesk has elected to continue to follow the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for employee stock options.

The following table illustrates the effect on net income and earnings per share if Autodesk had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended April 30,
	2004	2003
Net income – as reported	$42,505	$7,508
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	150	347
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(12,017)	(11,806)

Pro forma net income (loss)	$30,638	$(3,951)

Net income (loss) per share:
Basic – as reported	$0.38	$0.07

Basic – pro forma	$0.27	$(0.04)

Diluted – as reported	$0.36	$0.07

Diluted – pro forma	$0.26	$(0.04)

3.	Inventories

Inventories consisted of the following (in thousands):

	April 30, 2004	January 31, 2004
Raw materials and finished goods	$13,578	$13,875
Demonstration inventory, net	3,108	3,490

	$16,686	$17,365

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

4.	Purchased Technologies and Capitalized Software

Purchased technologies and capitalized software and the related accumulated amortization were as follows (in thousands):

	April 30, 2004	January 31, 2004
Purchased technologies	$134,941	$133,041
Capitalized software	21,780	20,875

	156,721	153,916
Less: Accumulated amortization	(138,175)	(134,538)

Purchased technologies and capitalized software, net	$18,546	$19,378

Expected future amortization expense for purchased technologies and capitalized software for the nine months ended January 31, 2005 and each of the fiscal years thereafter is as follows (in thousands):

Year ending January 31,
2005	$10,947
2006	4,287
2007	1,560
2008	1,070
2009	682

Total	$18,546

5.	Goodwill

The changes in the carrying amount of goodwill during the three months ended April 30, 2004 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2004	$153,688	$6,406	$160,094
MechSoft acquisition goodwill (1)	3,903	—	3,903
Other	(112)	—	(112)

Balance as of April 30, 2004	$157,479	$6,406	$163,885

(1)	See Note 13, “Business Combinations” for a description of this acquisition.

6.	Restructuring Reserves

The following table sets forth the restructuring plan activities during the three months ended April 30, 2004 (in thousands). The balance at April 30, 2004 is included in other accrued liabilities on our Condensed Consolidated Balance Sheet.

	Balance at January 31, 2004	Additions	Charges Utilized	Reversals	Balance at April 30, 2004
Office closure costs	$7,686	$1,819	$(3,667)	$(109)	$5,729
Employee termination costs	1,167	6,540	(4,888)	—	2,819

Total	$8,853	$8,359	$(8,555)	$(109)	$8,548

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the fiscal 2004 restructuring plan, is designed to further reduce operating expense levels to help achieve Autodesk’s targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The expected total charges under this plan are approximately $28.0 million, with $18.0 million attributable to one-time termination benefits and $10.0 million attributable to office closure costs. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 and through attrition, the Company expects to achieve its targeted efficiencies with a lower level of involuntary terminations; consequently, the expected total charges under this plan were reduced in the first quarter of fiscal 2005 from a previous estimate of $37.0 million to the approximately $28.0 million noted above. This plan is expected to be substantially complete by the end of the third quarter of fiscal 2005.

During the three months ended April 30, 2004, Autodesk recorded gross restructuring charges of $8.4 million under the fiscal 2004 restructuring plan. Of this amount, approximately $6.5 million related to the elimination of positions and approximately $1.8 million related to the closure of facilities. Partially off-setting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure costs liabilities originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated. Charges utilized include $0.2 million of non-cash charges for the three months ended April 30, 2004. Since inception of the fiscal 2004 restructuring plan, Autodesk recorded restructuring charges totaling $12.1 million.

An analysis of the fiscal 2004 restructuring plan charges by reportable segment is included in Note 11, “Segments.”

7.	Commitments and Contingencies

Guarantees and Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. Autodesk accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnifications have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

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

Legal Proceedings

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which we expect will be paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. After reviewing the arguments made in the appeal, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com (“Buzzsaw”) in 2000. Autodesk acquired Buzzsaw in 2001. In the complaint, Nuvo alleges that Autodesk breached the contract by assigning certain technology acquired as part of its acquisition of Buzzsaw to a third party without Nuvo’s prior consent. The complaint seeks unspecified damages and recovery of the amount in which Autodesk was unjustly enriched by the assignment. Autodesk has not been served with the complaint. While Autodesk believes the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

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

During the three months ended April 30, 2004 Autodesk repurchased and retired 5.2 million shares of its common stock at an average repurchase price of $28.76 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the three months ended April 30, 2004 by $83.7 million and $65.3 million, respectively.

In addition, during the three months ended April 30, 2004 Autodesk paid cash dividends of $0.03 per common share reducing retained earnings by $3.3 million.

9.	Comprehensive Income

Autodesk’s total comprehensive income, including net unrealized gains and losses on the Company’s available for sale securities and cumulative foreign currency translation adjustments, was as follows, net of tax (in thousands):

	Three months ended April 30,
	2004	2003
Net income	$42,505	$7,508
Other comprehensive (loss) income, net	(4,135)	169

Total comprehensive income	$38,370	$7,677

10.	Net Income Per Share

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended April 30,
	2004	2003
Numerator:
Numerator for basic and diluted net income per share – net income	$42,505	$7,508

Denominator:
Denominator for basic net income per share — weighted average shares	112,052	111,775
Effect of dilutive common stock options	7,231	1,671

Denominator for dilutive net income per share	119,283	113,446

The computation of diluted net income per share does not include 0.2 million options for the first quarter of fiscal 2005 and 17.4 million options for the first quarter of fiscal 2004. Such options were excluded because the options had exercise prices greater than the average market prices of Autodesk common stock during the respective periods and therefore were not dilutive.

11.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Discreet Segment. During the first quarter of fiscal 2005, Autodesk modified its segment disclosure to align the segment disclosure with the method by which Autodesk’s business is currently being managed and evaluated. Prior period numbers have been restated to reflect the current segment alignment. The Location Services Division, which is not included in either reportable segment, is reflected as Other.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Consulting. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT in the aggregate accounted for 48% and 44% of our consolidated net revenues during the three months ended April 30, 2004 and 2003, respectively.

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

	Three months ended April 30,
	2004	2003
Net revenues:
Design Solutions	$261,642	$174,230
Discreet	36,130	36,536
Other	104	—

	$297,876	$210,766

Income (loss) from operations:
Design Solutions	$114,968	$56,039
Discreet	1,719	(939)
Unallocated amounts (1)	(63,166)	(48,493)

	$53,521	$6,607

(1)	Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses that are managed outside the reportable segments. Unallocated amounts in the quarter ended April 30, 2004 also include $8.3 million resulting from restructuring activity.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in thousands):

	Three months ended April 30,
	2004	2003
Net revenues:
Manufacturing Solutions Division	$44,806	$30,126
Infrastructure Solutions Division	33,610	22,628
Building Solutions Division	27,134	15,929
Platform Technology Division and Other	156,092	105,547

	$261,642	$174,230

Information regarding Autodesk’s operations by geographic area is as follow (in thousands):

	Three months ended April 30,
	2004	2003
Net revenues:
U.S. customers	$103,988	$78,774
Other Americas	17,557	13,377

Total Americas	121,545	92,151
Europe, Middle East and Africa	108,767	68,062
Asia Pacific	67,564	50,553

Total net revenues	$297,876	$210,766

The following table sets forth the fiscal 2004 restructuring plan activities for Autodesk’s reportable segments during the three months ended April 30, 2004 (in thousands):

	Design Solutions Segment		Discreet Segment		Unallocated
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2004	$149	$778	$—	$333	$—	$—	$1,260
Additions	711	2,782	327	2,835	781	923	8,359
Charges utilized	—	(2,748)	(48)	(1,464)	(367)	(676)	(5,303)

Balance at April 30, 2004	$860	$812	$279	$1,704	$414	$247	$4,316

The expected total charges under this plan are approximately $28.0 million, with approximately $13.0 million attributable to the Design Solutions Segment, approximately $9.0 million attributable to the Discreet Segment and approximately $6.0 million not allocable to either segment. Since inception of the fiscal 2004 restructuring plan, the Design Solutions Segment and the Discreet Segment recorded restructuring charges totaling $6.1 million and $4.4 million, respectively.

12.	Financial Instruments

Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. Generally, Autodesk’s practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Forwards

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), have average maturities of less than three months. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

The notional amounts of foreign currency contracts were $22.4 million at April 30, 2004 and $26.0 million at January 31, 2004. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $41.8 million at April 30, 2004 and $42.0 million at January 31, 2004 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. Net settlement gains recorded as net revenues were $0.2 million during the three months ended April 30, 2004 and zero during the three months ended April 30, 2003. Amounts associated with the cost of the options totaling $0.2 million were recorded in interest and other income, net during the three months ended April 30, 2004 and April 30, 2003.

13.	Business Combinations

The following acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations”. Accordingly, the results of operations are included in the accompanying condensed consolidated statements of income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not significant to Autodesk.

MechSoft.com, Inc. (“MechSoft”)

In April 2004, Autodesk acquired certain assets of MechSoft for approximately $6.5 million in cash. This acquisition provides technology that complements Autodesk’s manufacturing solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk plans to integrate key components of MechSoft’s technology into future versions of Autodesk Inventor Series. Autodesk’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Developed technologies (3 year useful life)	$1,900
Goodwill	3,903
Other assets	697

$6,500

The $3.9 million of goodwill, which is deductible for tax purposes, was assigned to the Manufacturing Solutions Division of the Design Solutions Segment. The goodwill is attributable to the premium paid for technology that accelerates our time to market for complementary manufacturing design product enhancements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding anticipated future net revenues, revenue mix, costs and expenses, operating margins, allowance for bad debts, level of product returns, restructuring activity, planned annual release cycles and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission.

STRATEGY

Our goal is to be the world’s leading design software and digital content company, offering customers progressive business solutions through powerful technology, products and services. Our focus is to help customers in the building, manufacturing, infrastructure and digital media sectors increase the value of their digital design data and improve efficiencies across the entire lifecycle management processes.

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

Additionally, we are creating products to address our customers’ needs for better design information management tools, also known as lifecycle management. We believe that for each author of design information, there are five to 10 users of that information, whom we call downstream users. We are developing and introducing products that will allow downstream users, both within and external to our customer enterprises, to manage and share their designs. Our large installed base provides a unique opportunity to grow from design and engineering departments to adjacent departments and into the supply chain.

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

A significant part of our growth strategy is based upon improving the installed base business model. A key element of this change is our current plan to release major products on at least an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to the customer on a regular and timely basis. Annual releases also drive annual product retirement programs, thereby reducing the volatility of revenues we have experienced in the past, as both the release of the new version and retirement of the oldest supported version happen annually. Volatility may also be reduced through the Autodesk Subscription Program, as revenue is recognized ratably over the subscription contract period.

We are continually focused on improving productivity and efficiency in all areas of the company. Doing so will allow us to increase our investment in growth initiatives. During fiscal 2004, we conducted a rigorous study of our cost structure. Through the services of a major consulting firm, we benchmarked Autodesk metrics against averages of other companies as well as other leading software companies. As a result of the study, we are implementing efficiency initiatives throughout the company. Longer term, we will continue to balance operating margin targets with revenue growth opportunities.

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

Revenue Recognition. Our accounting policies and practices are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended, and SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended.

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

Allowance for Bad Debts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our bad debt reserve was $9.9 million at April 30, 2004 and $9.7 million at January 31, 2004.

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

Product Returns and Price Adjustment Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. Our product returns reserves were $20.6 million at April 30, 2004 and at January 31, 2004. Product returns as a percentage of applicable revenues were 4.8% and 5.1% for the three months ended April 30, 2004 and 2003, respectively.

For certain distributors in Europe, we offer incremental discounts, or price adjustments, ranging from less than 1% to 4%, for certain qualifying sales. At April 30, 2004 and January 31, 2004, our price adjustment reserves were $3.0 million and $4.2 million, respectively. Price adjustment claims as a percentage of applicable revenues were 4.5% and 5.3% for the three months ended April 30, 2004 and 2003, respectively.

The product returns and price adjustment reserves are based on estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets, historical experience of actual product returns and price adjustment rates and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2005, the more product returns we expect. Similarly, the higher the applicable channel sell-in or the higher the channel inventory level, the more price adjustment claims we expect. During the three months ended April 30, 2004, we recorded a reserve for product returns of $10.9 million and a reserve for price adjustments of $2.3 million, both of which reduced our revenue.

While we believe our accounting practice for establishing and monitoring product returns and price adjustment reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Realizability of Long-Lived Assets. We assess the realizability of our long-lived assets and related intangible assets, other than goodwill, annually during the fourth fiscal quarter, or sooner should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which impact the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. When assessing long-lived assets, we use undiscounted cash flow models which include assumptions regarding projected cash flows and future uses of the asset or asset group. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of the impairment charge. Impairment charges, if any, result in situations where the fair values of these assets are less than their carrying values.

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

Goodwill. As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill, but test goodwill for impairment annually in the fourth quarter or sooner should events or changes in circumstances indicate potential impairment. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets. We currently have $27.9 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $72.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses. During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the 2004 restructuring plan, is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the previous two fiscal quarters and through attrition, we expect to achieve our targeted efficiencies with a lower level of involuntary terminations; consequently, we now expect the total charge under the fiscal 2004 restructuring plan to be approximately $28.0 million, as compared to the $37.0 million originally estimated. This plan is expected to be substantially complete by the end of the third quarter of fiscal 2005.

During the three months ended April 30, 2004, we recorded gross restructuring charges of $8.4 million under the fiscal 2004 restructuring plan. Of this amount, approximately $6.5 million related to the reduction of headcount in the first quarter of fiscal 2005 and approximately $1.8 million related to the closure of facilities. The office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers as well as management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. Should real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during each of fiscal 2002, 2003 and 2004; we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

Legal Contingencies. As described in Part II. Item 1, “Legal Proceedings,” we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly results of operations.

Stock Option Accounting. We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant.

Had we recorded compensation expense from stock option grants, our net income would have been substantially less. In addition, if we are required to record compensation expense, our ability to achieve our target operating margins will be adversely affected. The impact of expensing employee stock awards is further described in Note 2, “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements.

Overview of First Quarter 2005

	Three Months Ended April 30, 2004	As a % of Net Revenues	Three Months Ended April 30, 2003	As a % of Net Revenues
	(in millions)
Net Revenues	$297.9	100%	$210.8	100%
Cost of revenues	41.9	14%	38.2	18%
Operating expenses excluding restructuring and other charges	194.2	65%	166.0	79%
Restructuring and other	8.3	3%	—	—

Income from Operations	$53.5	18%	$6.6	3%

Our net revenues were 41% higher for the three months ended April 30, 2004 as compared to the same period in the prior fiscal year primarily due to strong upgrade, subscription and new seat revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro, and a decrease in our backlog of license product orders. Driven by volume growth, upgrade revenues in the first quarter of fiscal 2005 increased 116% compared to the first quarter of fiscal 2004 due to the strength of our current product releases, in particular, the AutoCAD 2005 family of products released during the first quarter of fiscal 2005. In addition, new seat revenues increased 30% from the first quarter of fiscal 2004, again largely attributable to the recent release of the AutoCAD 2005 product series. Subscription revenues increased 56% from the same period in the prior fiscal year, as our subscription program continues to attract new customers with new enhancements such as Web support direct from Autodesk, e-learning and multi-year contracts.

With the retirement of the AutoCAD 2000-based product series during the fourth quarter of fiscal 2004, we began fiscal 2005 with higher than normal levels of product backlog. Product backlog is comprised of deferred revenue from our subscription program and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. During the first quarter of fiscal 2005, the component of product backlog attributable to product orders that have not yet shipped decreased approximately $20.0 million, back to typical levels.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, China and Canada. The weaker value of the U.S. dollar, relative to international currencies, had a positive impact of $11.8 million on operating results in the first quarter of fiscal 2005 compared to the prior fiscal year. Had exchange rates from the first quarter of fiscal 2004 been in effect during fiscal 2005, translated international revenue billed in local currencies would have been $17.0 million lower and operating expenses would have been $5.2 million lower.

Our operating expenses, excluding restructuring and other, increased $28.2 million for the three months ended April 30, 2004 as compared to the same period in the prior fiscal year, but declined as a percentage of revenue. The increase is due primarily to higher commission and bonus costs based on current financial performance as well as higher marketing costs. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. In future periods, employee-related expenditures will increase if we are required to expense employee stock option grants.

During fiscal 2004, with the help of a major consulting firm, we analyzed our operations and cost structure. We identified a number of opportunities to help achieve our targeted operating margins as well as redirect funds to the most promising growth areas, such as product lifecycle management and development of our China sales and development infrastructure. As we execute on these plans, we continued to incur restructuring charges during the first quarter of fiscal 2005. We expect to incur additional charges relating to these plans through the third quarter of fiscal 2005.

During the three months ended April 30, 2004 we generated $55.2 million of cash from our operating activities as compared to $17.4 million during the same period in the prior fiscal year. We closed the first quarter of fiscal 2005 with $519.4 million in cash and marketable securities, a higher deferred revenue balance and an improved days sales outstanding position as compared to the same period in the prior fiscal year. Approximately 70% of the deferred revenues balance at April 30, 2004, as compared to 63% for the same period in the prior fiscal year, consisted of customer subscription contracts which will be recognized as revenue ratably over the life of the contracts, which is generally one year.

Results of Operations

Net Revenues

	Three Months Ended April 30, 2004	Increase (decrease) compared to prior year period		Three Months Ended April 30, 2003
		$	%
	(in millions)
Net revenues:
License and other	$260.5	$73.6	39%	$186.9
Maintenance	37.4	13.5	56	23.9

	$297.9	$87.1	41%	$210.8

Net revenues by geographic area:
Americas	$121.5	$29.4	32%	$92.1
Europe, Middle East and Africa	108.8	40.7	60	68.1
Asia Pacific	67.6	17.0	34	50.6

	$297.9	$87.1	41%	$210.8

Net revenues by operating segment:
Design Solutions	$261.7	$87.5	50%	$174.2
Discreet	36.1	(0.5)	(1)	36.6
Other	0.1	0.1	n/a	—

	$297.9	$87.1	41%	$210.8

Net Design Solutions Revenues:
Manufacturing Solutions Division	$44.8	$14.7	49%	$30.1
Infrastructure Solutions Division	33.6	10.9	48	22.7
Building Solutions Division	27.2	11.3	71	15.9
Platform Technology Division and Other	156.1	50.6	48	105.5

	$261.7	$87.5	50%	$174.2

Net revenues increased to $297.9 million in the first quarter of fiscal 2005 from $210.8 million in the first quarter of fiscal 2004. Net revenues increased in all three listed geographic areas, due primarily to strong upgrade, subscription and new seat revenues, and to a lesser extent to the positive effects of changes in foreign currencies and a decrease in backlog of license product orders.

During the first half of fiscal 2004, customers in the industries we serve, particularly manufacturing, commercial construction and media and entertainment, were impacted by economic pressures in their own businesses, resulting in a difficult customer purchasing environment. During the last half of fiscal 2004 and through the first quarter of fiscal 2005, we saw a lessening of these economic pressures across the industries that constitute our customer base, particularly in the manufacturing and media and entertainment sectors. However, uncertainty remains as to the sustainability of an economic recovery in the industries we serve.

License and other revenues for the first quarter of fiscal 2005 were $260.5 million as compared to $186.9 million in the same period of the prior fiscal year. The increase was primarily due to increased upgrade and new seat revenues across all major products as a result of our new product releases, and to a lesser extent to the positive impact of changes in foreign currencies and a decrease in backlog of license product orders. We expect significant upgrade revenues during fiscal 2005 as a result of new product releases across our divisions and the announcement of the January 2005 retirement of the AutoCAD 2000i-based product series. The installed base of the AutoCAD 2000i release is similar in size to the then remaining installed base of the AutoCAD 2000 release at the time of its retirement in January 2004.

Maintenance revenues, consisting of revenues derived from the subscription program, were $37.4 million for the first quarter of fiscal 2005 as compared to $23.9 million for the first quarter of fiscal 2004. As a percentage of total net revenues, maintenance revenues were 13% and 11% for the first quarter of fiscal 2005 and fiscal 2004, respectively. Our subscription program, now available to most customers worldwide, continues to attract new customers with our planned annual product release cycle and new enhancements, such as Web support direct from Autodesk and e-learning. We expect maintenance revenues to continue to increase as a percentage of total net revenues.

Net revenues in the Americas increased 32% to $121.5 million in the first quarter of fiscal 2005 as compared to $92.1 million in same period of the prior fiscal year. The increase is largely due to strong upgrade, new seat and subscription revenue during the first quarter of fiscal 2005 and a decrease in backlog of license product orders, as compared to the difficult selling environment experienced during most of the first half of fiscal 2004.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased 60% to $108.8 million in the first quarter of fiscal 2005 from $68.1 million in the same period of the prior fiscal year due primarily to strong upgrade, new seat and subscription sales and to a lesser extent to favorable exchange rates and a decrease in backlog of license product orders. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for EMEA increased approximately 42% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Net revenues in Asia Pacific increased 34% to $67.6 million in the first quarter of fiscal 2005 from $50.6 million in the same period of the prior fiscal year. The increase in net revenues was again due primarily to strong upgrade, new seat and subscription sales and to a lesser extent to favorable exchange rates. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for Asia Pacific increased approximately 24% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

For the first quarter of fiscal 2005, net revenues for the Design Solutions Segment were $261.7 million as compared to $174.2 million in the same period in the prior fiscal year. Aggregate net revenues from sales of AutoCAD and AutoCAD LT products increased to $142.7 million in the first quarter of fiscal 2005 from $92.9 million in the first quarter of fiscal 2004. The increase in net revenues in the current fiscal quarter for both the Design Solutions Segment and combined AutoCAD and AutoCAD LT products was due primarily to strong upgrade, new seat and subscription sales and to a lesser extent to a decrease in backlog of license product orders and to favorable exchange rates. Revenue from new seat licenses accounted for 55% of Design Solutions Segment revenues for the first quarter of fiscal 2005 as compared to 61% for fiscal 2004, and upgrade revenue accounted for 24% of revenues for the first quarter of fiscal 2005 as compared to 15% for the first quarter of fiscal 2004. Maintenance revenue accounted for 14% of total Design Solutions Segment revenue for the first quarter of fiscal 2005 as compared to 13% in the first quarter of fiscal 2004. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 48% and 44% of our consolidated net revenues for the first quarter of fiscal 2005 and 2004, respectively. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Series or Autodesk Revit. However, should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

Net revenues for the Discreet Segment remained relatively constant at $36.1 million in the first quarter of fiscal 2005 as compared to $36.6 million in the first quarter of fiscal 2004. Animation revenues increased 13%, offset by a 7% decline in Advanced Systems revenue, due primarily to the timing of the annual National Association of Broadcasters (NAB) trade show which occurred earlier in first quarter of fiscal 2004 than it did during fiscal 2005, contributing to greater revenue in the first quarter of fiscal 2004.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the first quarter of fiscal 2005. Had exchange rates from the prior year been in effect in the first quarter of fiscal 2005, translated international revenue billed in local currencies would have been $17.0 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To reduce this impact, we utilize foreign currency option collar contracts to reduce the current period exchange rate impact on the net revenue of certain anticipated transactions.

International sales accounted for approximately 65% of our net revenues in the first quarter of fiscal 2005 as compared to 63% in the same period of the prior fiscal year. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

Costs and Expenses

Autodesk previously classified Information Technology and other corporate service costs that benefit the entire organization as General and Administrative expenses in our Consolidated Statements of Income. During the fourth quarter of fiscal 2004, Autodesk re-evaluated its cost allocation methodology and reclassified these costs to other functional areas of the business that benefit from these services. As a result, General and Administrative expenses for the three months ended April 30, 2003 have been reduced by $12.3 million and total Cost of Revenues, Marketing and Sales and Research and Development for the same period have been increased by $1.3 million, $6.8 million and $4.2 million, respectively. This reclassification has no impact on Autodesk’s income from operations or net income. For a more detailed discussion, see Note 1, “Basis of Presentation,” in the Notes to the Condensed Consolidated Financial Statements.

Cost of Revenues

	Three Months Ended April 30, 2004	Increase compared to prior year period		Three Months Ended April 30, 2003
		$	%
	(in millions)
Cost of revenues:
License and Other	$37.6	$2.6	7%	$35.0
Maintenance	4.3	1.1	34	3.2

	$41.9	$3.7	10%	$38.2

As a percentage of net revenues	14%			18%

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

Cost of license and other revenues increased 7% during the three months ended April 30, 2004, or $2.6 million, as compared to the same period in the prior fiscal year, primarily due to increased volume and changes in product mix, off-set in part by reduced royalty expenses for licensed technology embedded in our products.

Cost of maintenance revenues includes direct program costs, amortization of capitalized software and overhead charges. Cost of maintenance revenues increased $1.1 million during the three months ended April 30, 2004 as compared to the same period in the prior fiscal year primarily due to incremental direct program costs incurred as part of the expansion of the subscription program.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales, increased consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and the geographic distribution of sales.

Marketing and Sales

	Three Months Ended April 30, 2004	Increase compared to prior year period		Three Months Ended April 30, 2003
		$	%
	(in millions)
Marketing and sales	$109.3	$16.9	18%	$92.4
As a percentage of net revenues	37%			44%

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

The increase of $16.9 million in marketing and sales expenses when comparing the first quarter of fiscal 2005 with the first quarter of fiscal 2004 was due primarily to increased commission, bonus and other incentive compensation expenses related to the increased sales volume, incremental costs related to a customer relationship management project, as well as higher advertising and promotion costs related to new product introductions.

We expect to continue to invest in marketing and sales of our products to develop market opportunities and to promote our competitive position. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended April 30, 2004	Increase compared to prior year period		Three Months Ended April 30, 2003
		$	%
	(in millions)
Research and development	$57.9	$6.3	12%	$51.6
As a percentage of net revenues	19%			24%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, depreciation of computer equipment used in software development and overhead charges.

The increase of $6.3 million in research and development expenses when comparing the first quarter of fiscal 2005 with the first quarter of fiscal 2004 was primarily due to $4.9 million related to higher bonus accruals and benefits based on current financial performance and incremental costs associated with purchased technology.

We expect that research and development spending will continue to be significant in future periods as we continue to invest in product development.

General and Administrative

	Three Months Ended April 30, 2004	Increase compared to prior year period		Three Months Ended April 30, 2003
		$	%
	(in millions)
General and administrative	$27.1	$5.1	23%	$22.0
As a percentage of net revenues	9%			10%

General and administrative expenses include our finance, human resources, legal costs and overhead charges.

The increase of $5.1 million in general and administrative expenses when comparing the first quarter of fiscal 2005 with the first quarter of fiscal 2004 was due primarily to higher bonus accruals and benefits based on current financial performance.

Since we do not plan to complete our restructuring activities until the end of the third quarter of fiscal 2005 and we plan to incur incremental costs related to our assessment of internal controls as required by the Sarbanes-Oxley Act of 2002 for fiscal 2005, we currently expect that general and administrative expense, as a percentage of net revenues, will continue to be significant in fiscal 2005.

Restructuring and Other

	Three Months Ended April 30, 2004	Increase compared to prior year period		Three Months Ended April 30, 2003
		$	%
	(in millions)
Restructuring and other	$8.3	$8.3	n/a	—
As a percentage of net revenues	3%			—

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide having a total expected cost of $28.0 million, with $18.0 million attributable to one-time termination benefits and $10.0 million attributable to office closure costs. This plan, which we refer to as the fiscal 2004 restructuring plan, is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 and through attrition, we expect to achieve our targeted efficiencies with a lower level of involuntary terminations; consequently, the expected total charges under the fiscal 2004 restructuring plan were reduced from a previous estimate of $37.0 million to the approximately $28.0 million noted above. As a result of the fiscal 2004 restructuring plan, we expect to realize pretax savings of $9.8 million per quarter upon completion of the plan, resulting in an annual savings of $39.2 million to be reflected in each on-going cost and expense line item in the consolidated statements of income. This plan is expected to be substantially complete by the end of the third quarter of fiscal 2005.

During the three months ended April 30, 2004, we recorded gross restructuring charges of $8.4 million under the fiscal 2004 restructuring plan. Of this amount, approximately $6.5 million related to the elimination of positions and approximately $1.8 million related to the closure of facilities. Partially off-setting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure costs originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated.

There were no restructuring charges in the three months ended April 30, 2003.

For additional information regarding restructuring reserves, see Note 6, “Restructuring Reserves” and Note 11, “Segments,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in thousands):

	Three Months Ended April 30,
	2004	2003
Interest and investment income	$1,773	$1,685
Gains (losses) on foreign currency transactions	(544)	721
Realized gains on sales of marketable securities	460	663
Other	727	203

	$2,416	$3,272

The investment income portion of the Interest and investment line item fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

Provision for income taxes.

Our effective income tax rate was 24% in the three months ended April 30, 2004 and in the three months ended April 30, 2003. The effective tax rate for fiscal 2005 is less than the federal statutory rate of 35% due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, the extraterritorial income exclusion (“ETI”), research credits and tax-exempt interest.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, research credits, tax-exempt interest and changes in the tax law.

At April 30, 2004, we had net deferred tax assets of $27.9 million. Realization of these assets is dependent on our ability to generate approximately $72.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combinations

We acquire new technology or supplement our technology by purchasing businesses focused in specific markets or industries. During the three months ended April 30, 2004, we acquired the following business:

Date	Company	Details
April 2004	MechSoft.com, Inc.	The assets acquired from MechSoft complement Autodesk’s solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk plans to integrate key components of MechSoft’s technology into future versions of Autodesk Inventor Series. The assets acquired were assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

For additional information on this acquired business, see Note 13, “Business Combinations” in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At April 30, 2004, our principal sources of liquidity were cash and marketable securities totaling $519.4 million and net accounts receivable of $142.6 million. Cash flows from operating activities, together with the proceeds from stock issuances under our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products and changes in working capital accounts.

During the first quarter of fiscal 2005, we generated $55.2 million of cash from operating activities as compared to $17.4 million during the same period of fiscal 2004. Working capital uses of cash included decreases in accrued compensation of $27.0 million primarily due to the payout of fiscal 2004 bonuses and commissions. Other working capital uses of cash included decreases in current and deferred income taxes and increases in prepaid expenses. Working capital sources of cash included decreases in net accounts receivable of $24.2 million primarily due to improved collections across all of our geographic areas. Our days sales outstanding improved to 43 days at April 30, 2004 from 51 days at January 31, 2004.

During the first quarter of fiscal 2005, we generated $17.6 million in net cash from investing activities compared to a use of $7.3 million during the same period of fiscal 2004, which resulted from higher net sales of available-for-sale marketable securities in the first quarter of fiscal 2005. A portion of marketable securities were liquidated to fund our repurchase of 5.2 million shares of our common stock, as discussed below.

We used $47.4 million in net cash for financing activities in the first quarter of fiscal 2005, compared to $18.1 million in the same period last year. The major financing use of cash in both periods was for the repurchase of shares and the payment of dividends. During the first quarter of fiscal 2005, we repurchased 5.2 million shares for $149.0 million and during the same period of fiscal 2004 we repurchased 2.0 million shares for $29.9 million. Dividend payments were $3.3 million in each of the first quarters of fiscal 2005 and 2004. The principal source of cash from financing activities was $104.9 million in the first quarter of fiscal 2005 and $15.1 million in the first quarter of fiscal 2004 of proceeds from the issuance of common stock under our stock option and stock purchase plans.

During fiscal 2004, we had a U.S. line of credit available that permitted unsecured short-term borrowings of up to $40.0 million. This credit facility expired in February 2004. We did not renew this facility as we believe our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of customer relationship management software.

At April 30, 2004 approximately 42% of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States; the remaining balances are held with financial institutions outside the United States.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three months ended April 30, 2004 were the euro, Swiss francs, Canadian dollars, British pounds and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of the Company’s common stock. At April 30, 2004, approximately 11.9 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the quarter ended April 30, 2004:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1-February 29	—		—	—		—
March 1-March 31	5,183	(1)	$28.76	5,183	(1)	11,868	(2)
April 1-April 30	—		—	—		—

Total	5,183		$28.76	5,183		11,868

(1)	Includes 1.1 million shares purchased in open-market transactions under the plan approved by the Board of Directors authorizing the repurchase of 12.0 million shares in March 2001 and 4.1 million shares purchased under the plan approved by the Board of Directors authorizing the repurchase of 16.0 million shares in December 2003. The plan approved by the Board of Directors in March 2001 was announced in March 2001 and does not have a fixed expiration date. The plan approved by the Board of Directors in December 2003 was announced in December 2003 and does not have a fixed expiration date.

(2)	Amount corresponds to remaining shares available for repurchase under the plan approved by the Board of Directors in December 2003. The plan approved by the Board of Directors in March 2001 was completed during the first quarter of fiscal 2005 as the 12.0 million shares authorized had been repurchased.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2004 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 70% of the options we granted during the first quarter of fiscal 2005 were awarded to employees other than the officers named in the table entitled “Option Grants in Last Fiscal Quarter” below, (the “Named Executive Officers”). Options granted under our equity plans vest over periods ranging from one to five years and expire within ten years of date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

All stock option grants to executive officers are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation and Human Resources Committee are independent directors, as defined by the listing standards of The Nasdaq Stock Market. See the “Report of the Compensation and Human Resources Committee of the Board of Directors” in our 2004 Proxy Statement for further information concerning Autodesk’s policies and procedures regarding the use of stock options. Grants to our non-employee directors are non-discretionary and are pre-determined by the terms of the 2000 Directors’ Option Plan.

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options for the named periods:

	Three months ended April 30, 2004		Fiscal year ended January 31,
			2004	2003
Net grants during the period as % of outstanding shares	2.1%		3.1%	3.1%
Grants to Named Executive Officers during the period as % of total options granted	29.8	%(1)	11.7%	9.3%
Grants to Named Executive Officers during the period as % of outstanding shares	0.7%		0.7%	0.6%
Cumulative options held by Named Executive Officers as % of total options outstanding	23.6%		20.9%	18.0%

(1)	The executive staff, which includes the Named Executive Officers, received option grants during the first quarter of fiscal 2005. Employee grants are made throughout the year.

General Option Information

Our stock option activity for the named periods is summarized as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
Options outstanding at January 31, 2003	9,557	29,445	$16.19
Granted	(6,460)	6,460	17.46
Exercised	—	(6,425)	14.48
Canceled	2,766	(3,012)	17.13
Additional shares reserved	4,084	—	—

Options outstanding at January 31, 2004	9,947	26,468	$16.80
Granted	(2,753)	2,753	28.91
Exercised	—	(5,311)	17.22
Canceled	366	(330)	15.91
Additional shares reserved	4,228	—	—

Options outstanding at April 30, 2004	11,788	23,580	$18.13

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our Common Stock at April 30, 2004 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). The closing price of our Common Stock on April 30, 2004 was $33.51 per share.

	Exercisable		Unexercisable		Total
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-Money	8,939	$16.93	14,600	$18.81	23,539	$18.10
Out-of-the-Money	41	36.75	—	—	41	36.75

Total Options Outstanding	8,980	$17.02	14,600	$18.81	23,580	$18.13

Option Grants in Last Fiscal Quarter

The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the three months ended April 30, 2004.

	Individual Grants
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees (2)	Exercise Price	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($) (4)
Name					5%	10%
Carol A. Bartz Chairman of the Board, Chief Executive Officer and President	500,000	18.2%	$28.80	3/18/14	$9,056,083	$22,949,891

Carl Bass Senior Executive Vice President, Design Solutions Group	125,000	4.5%	$28.80	3/18/14	$2,264,021	$5,737,473

Alfred J. Castino Senior Vice President, Chief Financial Officer	75,000	2.7%	$28.80	3/18/14	$1,358,412	$3,442,484

Marcia K. Sterling Senior Vice President, General Counsel and Secretary	60,000	2.2%	$28.80	3/18/14	$1,086,730	$2,753,987

Michael E. Sutton Executive Vice President, Business Operations	60,000	2.2%	$28.80	3/18/14	$1,086,730	$2,753,987

(1)	The options in this table are incentive stock options or nonstatutory stock options granted under the 1996 Stock Plan, and have exercise prices equal to the fair market value of the Company’s Common Stock on the date of grant. Generally, all such options have ten year terms and vest over one to five years. The shares subject to each option will immediately vest in full in the event the Company is acquired by merger or asset sale, unless the option is to be assumed by the acquiring entity. In addition, under the Change in Control Program, in the event that the Company terminates any of the Named Executive Officers within 12 months following a change in control, the shares subject to that person’s option will vest as to the number of shares that would have vested within the 12 months following such termination.

(2)	The Company granted options to purchase 2.8 million shares of Common Stock during the three months ended April 30, 2004 to 1,111 employees.

(3)	The options in this table may terminate before their expiration upon the termination of the optionee’s status as an employee or consultant or upon the optionee’s disability or death.

(4)	Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain or “option spread” that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options’ ten-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company’s estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option, and there can be no assurance that the potential realizable values shown in this table will be achieved.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans at April 30, 2004 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	18,178	$18.48	18,371	(2)
Equity compensation plans not approved by security holders (3)	5,402	$16.94	31

Total	23,580	$18.13	18,402

(1)	Included in these amounts are 0.2 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $18.77 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 6.6 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to shareholder approval.

Descriptions of each of our compensation plans may be found in our proxy statement for our 2004 Annual Meeting of Stockholders.

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

In the Discreet business, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and may continue to have a negative impact on our operating results. In addition, Discreet’s advanced systems products rely primarily on workstations manufactured by Silicon Graphics, Inc. (“SGI”). Failure of SGI to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

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

Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Further, gross margins may be adversely affected if our sales of AutoCAD LT, upgrades and advanced systems products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

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

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance at progressively lower prices contributes to the ease of market entry. The markets in which we compete are fairly mature and characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in continued price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

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

Net revenues or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; one-time events such as acquisitions, divestitures and litigation; and general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Historically, after periods of volatility in the market price of a company’s securities, a company becomes more susceptible to securities class action litigation. This type of litigation is often expensive and diverts management’s attention and resources.

Our efforts to develop and introduce new products and service offerings expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenues.

Rapid technological change as well as changes in customer requirements and preferences characterize the software industry. We are devoting significant resources to the development of technologies, like our lifecycle management initiatives, and service offerings to address demands in the marketplace for increased connectivity and use of digital data created by computer-aided design software. As a result, we are transitioning to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Series or Autodesk Revit. However, should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of customer seats to 3D products, our results of operations will be adversely affected.

Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in the need for corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Our business could suffer as a result of risks associated with strategic acquisitions, divestitures and investments.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, in February 2003 we acquired assets of Linius Technologies, Inc., in March 2003 we acquired certain assets of VIA Development Corporation, and in April 2004 we acquired certain assets of MechSoft.com, Inc. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions, as well as business divestitures, may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments, acquisitions and divestitures may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

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

Our international results will also continue to be impacted by economic and political conditions in foreign markets generally or in specific large foreign markets. These factors may adversely impact our future international operations and consequently our business as a whole.

Our risk management strategy uses derivative financial instruments in the form of foreign currency forward and option contracts, for the purpose of hedging foreign currency market exposures, during each quarter, which exist as a part of our ongoing business operations. Nevertheless, significant fluctuations in exchange rates between the U.S. dollar and foreign currency markets may adversely impact our future net revenues.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have a processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. In addition, the changing distribution models resulting from increased focus on direct sales to strategic accounts or from two-tiered distribution may impact our reseller network in the future. No single customer, distributor or reseller accounted for more than 10% of our consolidated net revenues in during fiscal 2004, 2003 or 2002. We rely significantly upon major distributors and resellers in both the U.S. and international regions. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

Product returns could exceed our estimates and harm our net revenues.

With the exception of contracts with some distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return products in certain instances. For example, we generally allow our distributors and resellers to return older versions of products which have been superceded by new product releases. We anticipate that product returns will continue to be impacted by product update cycles, new product releases such as AutoCAD 2005 and software quality.

We establish reserves for stock balancing and product rotation. These reserves are based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. While we maintain strict measures to monitor these reserves, actual product returns may exceed our reserve estimates, and such differences could harm our business.

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

As more and more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement, invalidity claims or misappropriation claims may be asserted against us, and any such assertions could harm our business. Litigation often becomes more likely in times of economic downturn. Additionally, certain patent holders have become more aggressive in threatening litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

If we are required to expense options granted under our employee stock plans as compensation, our net income and earnings per share would be significantly reduced, and we may be forced to change our business practices to attract and retain employees.

Historically, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term stockholder value and, through the use of vesting, encourage valued employees to remain with us. Proposals related to accounting for the grant of an employee stock option as an expense have been issued for comment by the Financial Accounting Standards Board. If such proposals are implemented, our net income and earnings per share will be negatively impacted, and we will not achieve our announced target for operating margins. As a result, we may decide to reduce the number of employees who receive stock options or grant fewer options to particular employees. This could adversely affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

Our planned restructuring for fiscal year 2005 could result in disruptions to our business or to our employee base, which could negatively impact anticipated revenues during those periods.

In the fourth quarter of fiscal 2004, we announced a planned restructuring which included workforce reduction and closure of certain facilities, which we revised in the first quarter of fiscal 2005. We expect related restructuring charges to be charged through the third quarter of fiscal 2005. If we fail to effect all of the currently planned headcount and facilities reductions, our results of operations may be negatively impacted. Additionally, disruptions to our employee base may adversely impact anticipated revenues during those periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A of our report on Form 10-K for the fiscal year ended January 31, 2004.

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

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which we expect will be paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. After reviewing the arguments made in the appeal, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com (“Buzzsaw”) in 2000. Autodesk acquired Buzzsaw in 2001. In the complaint, Nuvo alleges that Autodesk breached the contract by assigning certain technology acquired as part of its acquisition of Buzzsaw to a third party without Nuvo’s prior consent. The complaint seeks unspecified damages and recovery of the amount in which Autodesk was unjustly enriched by the assignment. Autodesk has not been served with the complaint. While Autodesk believes the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

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

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On February 26, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12 to furnish our press release announcing our financial results for the three months and fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2004

AUTODESK, INC. (Registrant)

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)