Form 10-Q
period 2004-07-31
AUTODESK INC
filed 2004-09-09
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

Yes ☒    No ☐

As of August 31, 2004, there were approximately 115.6 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net revenues:
License and other	$238,445	$183,434	$498,954	$370,315
Maintenance	41,133	28,271	78,500	52,156

Total net revenues	279,578	211,705	577,454	422,471

Costs and expenses:
Cost of license and other revenues	36,116	32,455	73,701	67,502
Cost of maintenance revenues	4,100	3,591	8,387	6,786
Marketing and sales	105,013	89,864	214,292	182,218
Research and development	58,342	49,664	116,223	101,243
General and administrative	22,946	22,190	50,019	44,174
Restructuring and other	3,717	—	11,967	—

Total costs and expenses	230,234	197,764	474,589	401,923

Income from operations	49,344	13,941	102,865	20,548
Interest and other income, net	2,179	3,070	4,595	6,342

Income before income taxes	51,523	17,011	107,460	26,890
Income tax (provision) benefit	(12,358)	15,591	(25,790)	13,220

Net income	$39,165	$32,602	$81,670	$40,110

Basic net income per share	$0.34	$0.29	$0.72	$0.36

Diluted net income per share	$0.31	$0.29	$0.66	$0.35

Shares used in computing basic net income per share	114,002	111,480	113,094	111,642

Shares used in computing diluted net income per share	125,304	113,460	123,369	113,462

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2004	January 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$345,971	$282,249
Marketable securities	76,390	81,275
Accounts receivable, net	156,273	166,816
Inventories	16,312	17,365
Deferred income taxes	21,504	25,410
Prepaid expenses and other current assets	25,953	24,137

Total current assets	642,403	597,252
Marketable securities	149,313	165,976
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	214,615	206,319
Leasehold improvements	34,071	34,526
Less accumulated depreciation	(184,269)	(174,371)

Net computer equipment, software, furniture and leasehold improvements	64,417	66,474
Purchased technologies and capitalized software, net	17,030	19,378
Goodwill	166,693	160,094
Other assets	9,550	7,986

	$1,049,406	$1,017,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,315	$52,307
Accrued compensation	84,864	92,830
Accrued income taxes	45,544	50,695
Deferred revenues	149,390	127,276
Other accrued liabilities	61,139	61,814

Total current liabilities	385,252	384,922
Deferred income taxes, net	2,097	7,849
Other liabilities	992	2,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	531,001	473,673
Accumulated other comprehensive loss	(9,521)	(4,754)
Deferred compensation	(486)	(451)
Retained earnings	140,071	153,175

Total stockholders’ equity	661,065	621,643

	$1,049,406	$1,017,160

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended July 31,
	2004	2003
Operating activities
Net income	$81,670	$40,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,372	24,129
Stock compensation expense	377	1,013
Net loss on fixed asset disposals	282	—
Write-downs of cost method investments	—	26
Tax benefits from employee stock plans	24,414	—
Restructuring-related charges, net	5,648	—
Changes in operating assets and liabilities, net of business combinations	884	(17,707)

Net cash provided by operating activities	138,647	47,571

Investing activities
Net sales and maturities of available-for-sale marketable securities	20,165	30,839
Capital and other expenditures	(15,775)	(13,865)
Business combinations	(11,750)	(5,150)
Other investing activities	(1,490)	1,448

Net cash (used in) provided by investing activities	(8,850)	13,272

Financing activities
Proceeds from issuance of common stock, net of issuance costs	160,879	21,467
Repurchase of common stock	(216,410)	(45,671)
Dividends paid	(6,741)	(6,680)

Net cash used in financing activities	(62,272)	(30,884)

Effect of exchange rate changes on cash and cash equivalents	(3,803)	3,088

Net increase in cash and cash equivalents	63,722	33,047
Cash and cash equivalents at beginning of year	282,249	186,377

Cash and cash equivalents at end of period	$345,971	$219,424

Supplemental cash flow information:
Net cash paid (received) during the period for income taxes	$7,365	$(573)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Other than adjustments related to our fiscal 2004 restructuring plan, as further described below in Note 6 “Restructuring Reserves,” all adjustments are of a normal recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s fiscal 2004 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2005 or for any other period.

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

The effect of this reclassification on the previously reported condensed consolidated financial statements for the three and six months ended July 31, 2003 is as follows (in thousands):

	Three months ended July 31, 2003		Six months ended July 31, 2003
	As previously reported	As reclassified	As previously reported	As reclassified
Cost of revenues	$34,896	$36,046	$71,847	$74,288

Marketing and sales	83,604	89,864	169,142	182,218
Research and development	45,754	49,664	93,146	101,243
General and administrative	33,510	22,190	67,788	44,174
Income from operations	13,941	13,941	20,548	20,548

2.	Stock-Based Compensation

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

The following table illustrates the effect on net income and earnings per share if Autodesk had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net income – as reported	$39,165	$32,602	$81,670	$40,110
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	136	347	286	693
Deduct: Total stock-based employee compensation cost determined under the fair-value based method for all awards, net of related tax effects	(13,244)	(9,074)	(25,260)	(20,879)

Pro forma net income	$26,057	$23,875	$56,696	$19,924

Net income per share:
Basic – as reported	$0.34	$0.29	$0.72	$0.36

Basic – pro forma	$0.23	$0.21	$0.50	$0.18

Diluted – as reported	$0.31	$0.29	$0.66	$0.35

Diluted – pro forma	$0.21	$0.21	$0.47	$0.18

3.	Inventories

Inventories consisted of the following (in thousands):

	July 31, 2004	January 31, 2004
Raw materials and finished goods	$13,215	$13,875
Demonstration inventory, net	3,097	3,490

	$16,312	$17,365

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

4.	Purchased Technologies and Capitalized Software

Purchased technologies and capitalized software and the related accumulated amortization were as follows (in thousands):

	July 31, 2004	January 31, 2004
Purchased technologies	$137,108	$133,041
Capitalized software	21,780	20,875

	158,888	153,916
Less: Accumulated amortization	(141,858)	(134,538)

Purchased technologies and capitalized software, net	$17,030	$19,378

Expected future amortization expense for purchased technologies and capitalized software for the six months ended January 31, 2005 and each of the fiscal years thereafter is as follows (in thousands):

Year ending January 31,
Remainder of 2005	$7,710
2006	5,204
2007	2,259
2008	1,175
2009	682

Total	$17,030

5.	Goodwill

The changes in the carrying amount of goodwill during the six months ended July 31, 2004 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2004	$153,688	$6,406	$160,094
Additions arising from acquisitions	5,440	1,159	6,599

Balance as of July 31, 2004	$159,128	$7,565	$166,693

6.	Restructuring Reserves

The following table sets forth the restructuring plan activities during the six months ended July 31, 2004 (in thousands). The balance at July 31, 2004 is included in other accrued liabilities on our Condensed Consolidated Balance Sheet.

	Balance at January 31, 2004	Additions	Charges Utilized	Reversals	Balance at July 31, 2004
Office closure costs	$7,686	$3,011	$(5,043)	$(109)	$5,545
Employee termination costs	1,167	9,065	(8,429)	—	1,803

Total	$8,853	$12,076	$(13,472)	$(109)	$7,348

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the fiscal 2004 restructuring plan, is designed to further reduce operating expense levels to help achieve Autodesk’s targeted operating margins as well as redirect resources to product development, sales development and other critical areas. The expected total charges under this plan are approximately $21.5 million, with $17.5 million attributable to one-time termination benefits and $4.0 million attributable to office closure costs. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and the first two quarters of fiscal 2005 and through attrition, the Company expects to achieve its targeted efficiencies with a lower level of involuntary terminations than originally anticipated; consequently, the expected total charges under this plan were reduced in the first half of fiscal 2005 from a previous estimate of $37.0 million to the approximately $21.5 million noted above. This plan is expected to be completed by the end of fiscal 2005.

During the six months ended July 31, 2004, Autodesk recorded gross restructuring charges of $12.1 million under the fiscal 2004 restructuring plan, of which $3.7 million was recorded in the three months ended July 31, 2004. Of the $12.1 million, $9.1 million related to headcount reductions and $3.0 million related to the closure of facilities. Partially off-setting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure cost liabilities originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated. Charges utilized include $0.4 million of non-cash charges for the six months ended July 31, 2004. Since inception of the fiscal 2004 restructuring plan, Autodesk recorded restructuring charges totaling $15.8 million.

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

Legal Proceedings

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. Autodesk filed its opposition to Spatial’s appeal in August 2004. At the present time, the appeal has not been set for hearing by the appellate court. After reviewing the arguments made in the appeal, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com (“Buzzsaw”) in 2000. Autodesk acquired Buzzsaw in 2001. In the complaint, Nuvo alleges that Autodesk breached the contract by assigning the contract or rights under the contract to a third party without Nuvo’s prior consent. The complaint seeks unspecified damages and recovery of the amount in which Autodesk was unjustly enriched by the assignment. While Autodesk believes the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

In connection with our anti-piracy program, designed to enforce copyright protection of our software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time we undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin American countries. To date, none of such counter claims has resulted in material damages and the Company does not believe that any such pending claims, individually or in the aggregate, will result in a material adverse effect on our future results of operations, cash flows or financial position.

In addition, we are involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.

8.	Changes in Stockholders’ Equity

During the six months ended July 31, 2004 Autodesk repurchased and retired 6.8 million shares of its common stock at an average repurchase price of $31.63 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the six months ended July 31, 2004 by $128.4 million and $88.0 million, respectively.

In addition, during the six months ended July 31, 2004 Autodesk paid cash dividends of $0.03 per common share reducing retained earnings by $6.7 million.

9.	Comprehensive Income

Autodesk’s total comprehensive income, including net unrealized gains and losses on the Company’s available for sale securities and cumulative foreign currency translation adjustments, was as follows, net of tax (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net income	$39,165	$32,602	$81,670	$40,110
Other comprehensive (loss) income, net of tax:
Net unrealized losses on available-for-sale securities	(132)	(878)	(1,383)	(1,330)
Currency translation adjustments	(500)	1,701	(3,384)	2,322
Net unrealized gain in derivative instruments	—	382	—	382

Other comprehensive (loss) income	(632)	1,205	(4,767)	1,374

Total comprehensive income	$38,533	$33,807	$76,903	$41,484

10.	Net Income Per Share

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted net income per share – net income	$39,165	$32,602	$81,670	$40,110

Denominator:
Denominator for basic net income per share — weighted average shares	114,002	111,480	113,094	111,642
Effect of dilutive common stock options	11,302	1,980	10,275	1,820

Denominator for dilutive net income per share	125,304	113,460	123,369	113,462

For the three months ended July 31, 2004 and 2003, options to purchase 0.2 million weighted average shares and 14.2 million weighted average shares were excluded from the computation of diluted net income per share. For the six months ended July 31, 2004 and 2003, options to purchase 0.7 million weighted average shares and 16.6 million weighted average shares were excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of Autodesk common stock during the respective periods and therefore were not dilutive.

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

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Consulting. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT in the aggregate accounted for 46% of our consolidated net revenues during both the six months ended July 31, 2004 and 2003.

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

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net revenues:
Design Solutions	$243,807	$182,430	$505,449	$356,660
Discreet	35,296	29,139	71,426	65,675
Other	475	136	579	136

	$279,578	$211,705	$577,454	$422,471

Income (loss) from operations:
Design Solutions	$98,777	$62,924	$213,745	$118,963
Discreet	5,092	(3,224)	6,811	(4,163)
Unallocated amounts (1)	(54,525)	(45,759)	(117,691)	(94,252)

	$49,344	$13,941	$102,865	$20,548

(1)	Unallocated amounts are attributed primarily to corporate expenses and other geographic costs and expenses that are managed outside the reportable segments. Unallocated amounts in the three months and six months ended July 31, 2004 also include $3.7 million and $12.1 million resulting from restructuring activity, respectively.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net revenues:
Manufacturing Solutions Division	$44,207	$29,063	$89,013	$59,189
Infrastructure Solutions Division	31,444	25,387	65,054	48,056
Building Solutions Division	28,781	16,281	55,915	32,210
Platform Technology Division and other	139,375	111,699	295,467	217,205

	$243,807	$182,430	$505,449	$356,660

Information regarding Autodesk’s operations by geographic area is as follow (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net revenues:
U.S. customers	$97,352	$71,958	$201,340	$150,732
Other Americas	17,736	12,863	35,294	26,240

Total Americas	115,088	84,821	236,634	176,972
Europe, Middle East and Africa	98,928	79,143	207,695	147,205
Asia Pacific	65,562	47,741	133,125	98,294

Total net revenues	$279,578	$211,705	$577,454	$422,471

The following table sets forth the fiscal 2004 restructuring plan activities for Autodesk’s reportable segments during the six months ended July 31, 2004 (in thousands):

	Design Solutions Segment		Discreet Segment		Unallocated
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2004	$149	$778	$—	$333	$—	$—	$1,260
Additions	1,547	3,822	680	3,694	784	1,549	12,076
Charges utilized	(513)	(3,979)	(89)	(3,027)	(554)	(1,423)	(9,585)

Balance at July 31, 2004	$1,183	$621	$591	$1,000	$230	$126	$3,751

The expected total charges under this plan are approximately $21.5 million, with approximately $9.0 million attributable to the Design Solutions Segment, approximately $6.0 million attributable to the Discreet Segment and approximately $6.5 million not allocable to either segment. Since inception of the fiscal 2004 restructuring plan, the Design Solutions Segment and the Discreet Segment recorded restructuring charges totaling $7.9 million and $5.6 million, respectively.

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

The notional amounts of foreign currency contracts were $1.3 million at July 31, 2004 and $26.0 million at January 31, 2004. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $51.7 million at July 31, 2004 and $42.0 million at January 31, 2004 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. There were no settlement gains or losses recorded during the three months ended July 31, 2004 and $0.2 million of settlement losses recorded against net revenues during the three months ended July 31, 2003. Settlement gains of $0.2 million and settlement losses of $0.2 million were recorded as net revenues during the six months ended July 31, 2004 and July 31, 2003, respectively. Amounts associated with the cost of the options totaling $0.2 million were recorded in interest and other income, net during the three months ended July 31, 2004 and July 31, 2003. Option costs of $0.4 million were recorded in interest and other income, net during the six months ended July 31, 2004 and July 31, 2003. At July 31, 2003 Autodesk had an unrecognized gain of $0.4 million on euro contracts recorded as a component of other comprehensive income.

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

The discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding future growth opportunities, anticipated future net revenues, revenue mix, costs and expenses, operating margins, allowance for bad debts, level of product returns, level and timing of restructuring activity, planned annual release cycles and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission.

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

Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly growing economies in China and Eastern Europe present significant growth opportunities for the company. In support of our growth efforts in China, we opened our China Application Development Center during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center will, among other things, develop products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where software piracy is a substantial problem.

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

Autodesk generates significant cash flow. Our uses of cash include a $0.03 per share quarterly dividend, share repurchases to offset the dilutive impact of our employee stock plans, mergers and acquisitions, and investments in growth initiatives. We continually evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions provide adjacency to our current products and services, specific technology or expertise and quick product integration. Additionally, we continue to invest in growth initiatives including lifecycle management and Autodesk Location Services.

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

We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition. Our accounting policies and practices are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

For multiple element arrangements that include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value, which is the price charged when that element is sold separately or the price as set by management with the relevant authority. If we do not have VSOE of the undelivered element, we defer revenue recognition on the entire sales arrangement until all elements are delivered. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

Our assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition.

Our product sales to distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller, provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect cash from their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In addition to product sales, Autodesk recognizes maintenance revenues from our subscription program and hosted service revenues ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed.

Allowance for Bad Debts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our bad debt reserve was $8.4 million at July 31, 2004 and $9.7 million at January 31, 2004.

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

Product Returns and Price Adjustment Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. Our product returns reserves were $19.3 million at July 31, 2004 and $20.6 million at January 31, 2004. Product returns as a percentage of applicable revenues were 5.1% and 6.9% for the six months ended July 31, 2004 and 2003, respectively.

For certain distributors in Europe, we offer incremental discounts, or price adjustments, ranging from less than 1% to 4%, for certain qualifying sales. At July 31, 2004 and January 31, 2004, our price adjustment reserves were $2.0 million and $4.2 million, respectively. Price adjustment claims as a percentage of applicable revenues were 3.0% and 4.5% for the six months ended July 31, 2004 and 2003, respectively.

The product returns and price adjustment reserves are based on estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets, historical experience of actual product returns and price adjustment rates and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2005, the more product returns we expect. Similarly, the higher the applicable channel sell-in or the higher the channel inventory level, the more price adjustment claims we expect. During the six months ended July 31, 2004, we recorded a reserve for product returns of $20.9 million and a reserve for price adjustments of $3.3 million, both of which reduced our revenue.

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

Deferred Tax Assets. We currently have $19.4 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $50.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses. During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the fiscal 2004 restructuring plan, is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the previous three fiscal quarters and through attrition, we expect to achieve our targeted efficiencies with a lower level of involuntary terminations than originally anticipated; consequently, we now expect the total charge under the fiscal 2004 restructuring plan to be approximately $21.5 million, as compared to the $37.0 million originally estimated. We expect that this plan will be completed by the end of fiscal 2005.

During the three months ended July 31, 2004, we recorded gross restructuring charges of $3.7 million under the fiscal 2004 restructuring plan. Of this amount, approximately $2.5 million related to headcount reductions in the second quarter of fiscal 2005 and approximately $1.2 million related to the closure of facilities. The office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers as well as management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. If real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during each of fiscal 2002, 2003 and 2004; we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

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

Overview of the Three and Six Months Ended July 31, 2004

	Three Months Ended July 31, 2004	As a % of Net Revenues	Three Months Ended July 31, 2003	As a % of Net Revenues
	(in millions)
Net Revenues	$279.6	100%	$211.7	100%
Cost of revenues	40.2	14%	36.0	17%
Operating expenses excluding restructuring and other charges	186.4	67%	161.8	76%
Restructuring and other	3.7	1%	—	—

Income from Operations	$49.3	18%	$13.9	7%

	Six Months Ended July 31, 2004	As a % of Net Revenues	Six Months Ended July 31, 2003	As a % of Net Revenues
	(in millions)
Net Revenues	$577.5	100%	$422.5	100%
Cost of revenues	82.1	14%	74.3	18%
Operating expenses excluding restructuring and other charges	380.5	66%	327.7	78%
Restructuring and other	12.0	2%	—	—

Income from Operations	$102.9	18%	$20.5	5%

Our net revenues were 32% higher for the three months ended July 31, 2004 as compared to the same period in the prior fiscal year primarily due to strong new seat and subscription revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro and the Japanese yen. New seat revenues in the second quarter of fiscal 2005 increased 45% compared to the second quarter of fiscal 2004 as unit sales increased due to the strength of our current product releases, in particular the AutoCAD 2005 family of products released in March 2004 and Autodesk Inventor 9, our 3D mechanical design product released in July 2004. Subscription revenues increased 45% from the same period in the prior fiscal year as our subscription program continues to attract new customers with new enhancements such as Web support direct from Autodesk, e-learning and multi-year contracts.

Our net revenues for the six months ended July 31, 2004 were 37% higher as compared to the same period in the prior fiscal year primarily due to strong new seat, upgrade and subscription revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro, and a decrease in our backlog of license product orders. Upgrade revenues for the six months ended July 31, 2004 increased 47% compared to the same period during fiscal 2004 and new seat revenues increased 37% for the six months ended July 31, 2004 as compared to the same period in the prior fiscal year as unit sales increased due to the strength of our current product releases, particularly the AutoCAD 2005 family of products and Autodesk Inventor 9 products. Subscription revenues increased 51% from the same period in the prior fiscal year as our subscription program continues to attract new customers.

With the retirement of the AutoCAD 2000-based product series during the fourth quarter of fiscal 2004, we began fiscal 2005 with higher than normal levels of product backlog. Product backlog is comprised of deferred revenue from our subscription program and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. During the first quarter of fiscal 2005, the component of product backlog attributable to product orders that have not yet shipped decreased approximately $20.0 million back to typical levels and remained at this level at the end of July 31, 2004.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, Australia, China and Canada. The weaker value of the U.S. dollar, relative to international currencies, had a positive impact of $6.3 million on operating results in the second quarter of fiscal 2005 compared to the prior fiscal year. Had exchange rates from the second quarter of fiscal 2004 been in effect during the second quarter of fiscal 2005, translated international revenue billed in local currencies would have been $9.4 million lower and operating expenses would have been $3.1 million lower.

Our operating expenses, excluding restructuring and other, increased $24.6 million for the three months ended July 31, 2004 as compared to the same period in the prior fiscal year, but declined as a percentage of revenue. The increase is due primarily to higher commission and bonus costs, including related benefits and payroll taxes, based on current financial performance as well as higher marketing costs offset in part by a reduction in salary expense due to our restructuring efforts. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. We expect total operating expenses are likely to increase as our incremental commitments under our existing bonus and commission plans increase, in particular during the fourth quarter of fiscal 2005 when most sales commission accelerators may be achieved. In future periods, employee-related expenditures will increase if we are required to expense employee stock option grants.

During fiscal 2004, with the help of a major consulting firm, we analyzed our operations and cost structure. We identified a number of opportunities to help achieve our targeted operating margins as well as redirect funds to the most promising growth areas, such as product lifecycle management and development of our China sales and development infrastructure. As we execute on these plans, we continued to incur restructuring charges during the second quarter of fiscal 2005. We expect to incur additional charges relating to these plans through the end of fiscal 2005.

During the three months ended July 31, 2004 we generated $83.5 million of cash from our operating activities as compared to $30.2 million during the same period in the prior fiscal year. We closed the second quarter of fiscal 2005 with $571.7 million in cash and marketable securities, a higher deferred revenue balance and an improved days sales outstanding position as compared to the same period in the prior fiscal year. Approximately 72% of the deferred revenues balance at July 31, 2004, as compared to 63% for the same period in the prior fiscal year, consisted of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is generally one year.

Results of Operations

Net Revenues

	Three Months Ended July 31, 2004	Increase compared to prior year period		Three Months Ended July 31, 2003	Six Months Ended July 31, 2004	Increase compared to prior year period		Six Months Ended July 31, 2003
		$	%			$	%
	(in millions)
Net revenues:
License and other	$238.5	$55.1	30%	$183.4	$499.0	$128.7	35%	$370.3
Maintenance	41.1	12.8	45	28.3	78.5	26.3	50	52.2

	$279.6	$67.9	32%	$211.7	$577.5	$155.0	37%	$422.5

Net revenues by geographic area:
Americas	$115.1	$30.3	36%	$84.8	$236.6	$59.6	34%	$177.0
Europe, Middle East and Africa	98.9	19.7	25	79.2	207.8	60.6	41	147.2
Asia Pacific	65.6	17.9	38	47.7	133.1	34.8	35	98.3

	$279.6	$67.9	32%	$211.7	$577.5	$155.0	37%	$422.5

Net revenues by operating segment:
Design Solutions	$243.8	$61.3	34%	$182.5	$505.5	$148.8	42%	$356.7
Discreet	35.3	6.2	21	29.1	71.4	5.7	9	65.7
Other	0.5	0.4	400	0.1	0.6	0.5	500	0.1

	$279.6	$67.9	32%	$211.7	$577.5	$155.0	37%	$422.5

Net Design Solutions Revenues:
Manufacturing Solutions Division	$44.2	$15.1	52%	$29.1	$89.0	$29.8	50%	$59.2
Infrastructure Solutions Division	31.4	6.0	24	25.4	65.1	17.0	35	48.1
Building Solutions Division	28.8	12.5	77	16.3	55.9	23.7	74	32.2
Platform Technology Division and other	139.4	27.7	25	111.7	295.5	78.3	36	217.2

	$243.8	$61.3	34%	$182.5	$505.5	$148.8	42%	$356.7

Net revenues increased to $279.6 million in the second quarter of fiscal 2005 from $211.7 million in the second quarter of fiscal 2004. Net revenues increased in all three of our geographic areas, due primarily to strong new seat and subscription revenues, and to a lesser extent to the positive effects of changes in foreign currencies. Net revenues increased to $577.5 million in the six months ended July 31, 2004 from $422.5 million in the six months ended July 31, 2003. Again, net revenues increased in all three of our geographic areas, due primarily to strong new seat, upgrade and subscription revenues, and to a lesser extent to the positive effects of changes in foreign currencies and a decrease in backlog of license product orders.

During the first half of fiscal 2004, customers in the industries we serve, particularly manufacturing, commercial construction and media and entertainment, were impacted by economic pressures in their own businesses, resulting in a difficult customer purchasing environment. During the last half of fiscal 2004 and through the second quarter of fiscal 2005, we saw a lessening of these economic pressures across the industries that constitute our customer base, particularly in the manufacturing and media and entertainment sectors. However, uncertainty remains as to the sustainability of an economic recovery in the industries we serve.

License and other revenues for the second quarter of fiscal 2005 were $238.5 million as compared to $183.4 million in the same period of the prior fiscal year. The increase was primarily due to increased new seat revenues across all major products as a result of our new product releases, and to a lesser extent to the positive impact of changes in foreign currencies. License and other revenues for the six months ended July 31, 2004 were $499.0 million as compared to $370.3 million in the same period of the prior fiscal year. The increase was primarily due to increased new seat and upgrade revenues across all major products as a result of our new product releases, and to a lesser extent to the positive impact of changes in foreign currencies and a decrease in backlog of license product orders. We expect significant upgrade revenues during fiscal 2005 as a result of new product releases across our divisions and the announcement of the January 2005 retirement of the AutoCAD 2000i-based product series. The installed base of the AutoCAD 2000i release is similar in size to the then remaining installed base of the AutoCAD 2000 release at the time of its retirement in January 2004.

Maintenance revenues, consisting of revenues derived from the subscription program, were $41.1 million for the second quarter of fiscal 2005 as compared to $28.3 million for the second quarter of fiscal 2004. As a percentage of total net revenues, maintenance revenues were 15% and 13% for the second quarter of fiscal 2005 and fiscal 2004, respectively. Maintenance revenues were $78.5 million for the six months ended July 31, 2004 as compared to $52.2 million for the six months ended July 31, 2003. As a percentage of total net revenues, maintenance revenues were 14% and 12% for the first six months of fiscal 2005 and fiscal 2004, respectively. Our subscription program, now available to most customers worldwide, continues to attract new customers with our planned annual product release cycle and new enhancements, such as Web support direct from Autodesk and e-learning. We expect maintenance revenues to continue to increase as a percentage of total net revenues.

Net revenues in the Americas increased 36% to $115.1 million in the second quarter of fiscal 2005 as compared to $84.8 million in the same period of the prior fiscal year largely due to strong new seat, upgrade and subscription revenue during the second quarter of fiscal 2005. Net revenues in the Americas increased 34% to $236.6 million in the six months ended July 31, 2004 as compared to $177.0 million in same period of the prior fiscal year, again largely due to strong new seat, upgrade and subscription revenue during the first and second quarters of fiscal 2005 as well as a decrease in backlog of license product orders, as compared to the difficult selling environment experienced during most of the first half of fiscal 2004.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased 25% to $98.9 million in the second quarter of fiscal 2005 from $79.2 million in the same period of the prior fiscal year due primarily to strong new seat and subscription sales and to a lesser extent to favorable exchange rates offset in part by a slight decline in upgrade revenues. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for EMEA increased approximately 18% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Net revenues in EMEA increased 41% to $207.8 million in the six months ended July 31, 2004 from $147.2 million in the same period of the prior fiscal year due primarily to strong new seat, upgrade and subscription sales and to a lesser extent to favorable exchange rates and a decrease in backlog of license product orders. Ignoring the effects of changes in foreign currencies during the current fiscal year, net revenues for EMEA increased approximately 29% in the six months ended July 31, 2004 as compared to the same period of the prior fiscal year.

Net revenues in Asia Pacific increased 38% to $65.6 million in the second quarter of fiscal 2005 from $47.7 million in the same period of the prior fiscal year, due primarily to strong new seat and subscription sales and to a lesser extent to favorable exchange rates offset in part by a modest decline in upgrade revenues. In addition, revenues for the second quarter of fiscal 2004 in Asia Pacific were adversely affected by the impact on our sales operations of concerns regarding severe acute respiratory syndrome (“SARS”). We noted strong year over year revenue growth in Japan and China. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for Asia Pacific increased approximately 30% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Net revenues in Asia Pacific increased 35% to $133.1 million in the six months ended July 31, 2004 from $98.3 million in the same period of the prior fiscal year. The increase in net revenues was again due primarily to strong new seat and subscription sales and to a lesser extent upgrade revenues and favorable exchange rates. In addition, revenues for the six months ended July 31, 2003 were affected by the impact of SARS on our sales operations. Ignoring the effects of changes in foreign currencies during the current fiscal year, net revenues for Asia Pacific increased approximately 27% in the six months ended July 31, 2004 as compared to the same period of the prior fiscal year.

For the second quarter of fiscal 2005, net revenues for the Design Solutions Segment were $243.8 million as compared to $182.5 million in the same period in the prior fiscal year. The increase in net revenues in the current fiscal quarter for the Design Solutions Segment was due primarily to strong new seat and subscription revenues and to a lesser extent to favorable exchange rates. Revenue from new seat licenses accounted for 56% of Design Solutions Segment revenues for the second quarter of fiscal 2005 as compared to 51% for fiscal 2004, and upgrade revenue accounted for 18% of revenues for the second quarter of fiscal 2005 as compared to 24% for the second quarter of fiscal 2004. Maintenance revenue accounted for 16% of total Design Solutions Segment revenue for the second quarter of fiscal 2005 as compared to 15% in the second quarter of fiscal 2004. For the six months ended July 31, 2004, net revenues for the Design Solutions Segment were $505.5 million as compared to $356.7 million in the same period of the prior fiscal year. The increase in net revenues in the current fiscal year for the Design Solutions Segment was due primarily to strong new seat, upgrade and subscription revenues and to a lesser extent to a decrease in backlog of license product orders and favorable exchange rates. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 45% and 47% of our consolidated net revenues for the second quarter of fiscal 2005 and 2004, respectively, and 46% for both the six months ended July 31, 2004 and 2003. Net revenues for our 3D products increased approximately 60% for the six months ended July 31, 2004 as compared to the same period of the prior fiscal year. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Series or Autodesk Revit. However, should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

Net revenues for the Discreet Segment increased 21% to $35.3 million in the second quarter of fiscal 2005 from $29.1 million in the second quarter of fiscal 2004. The increase is due primarily to growth in new seat and subscription revenues for our 3ds max Animation product and higher Advanced Systems sales. The increase in Advanced Systems sales resulted in part from the timing of the National Association of Broadcasters (NAB) trade show which occurred later in the first quarter of fiscal 2005 than it did during fiscal 2004, contributing to less revenue in the second quarter of fiscal 2004. Net revenues for the six months ended July 31, 2004 increased 9% to $71.4 million from $65.7 million in the same period of the prior fiscal year primarily due to growth in new seat and subscription revenues of our 3ds max Animation product and modest growth in Advanced Systems sales.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the first six months of fiscal 2005. Had exchange rates from the prior year been in effect in fiscal 2005, translated international revenue billed in local currencies would have been $26.4 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To reduce this impact, we utilize foreign currency option collar contracts to reduce the current period exchange rate impact on the net revenue of certain anticipated transactions.

International sales accounted for approximately 65% of our net revenues in the second quarter of fiscal 2005 as compared to 66% in the same period of the prior fiscal year. International sales accounted for 65% of our net revenues in the six months ended July 31, 2004 as compared to 64% in the same period of the prior fiscal year. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

Costs and Expenses

Cost of Revenues

	Three Months Ended July 31, 2004	Increase compared to prior year period		Three Months Ended July 31, 2003	Six Months Ended July 31, 2004	Increase compared to prior year period		Six Months Ended July 31, 2003
		$	%			$	%
	(in millions)
Cost of revenues:
License and Other	$36.1	$3.7	11%	$32.4	$73.7	$6.2	9%	$67.5
Maintenance	4.1	0.5	14	3.6	8.4	1.6	24	6.8

	$40.2	$4.2	12%	$36.0	$82.1	$7.8	11%	$74.3

As a percentage of net revenues	14%			17%	14%			18%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software, hosting costs and the labor cost of processing orders and fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI for the Discreet Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased 11% during the three months ended July 31, 2004 and 9% during the six months ended July 31, 2004, as compared to the same periods in the prior fiscal year, primarily due to increased volume and changes in product mix, offset in part by reduced royalty expenses for licensed technology embedded in our products.

Cost of maintenance revenues includes direct program costs, amortization of capitalized software and overhead charges. Cost of maintenance revenues increased 14% during the three months ended July 31, 2004 and 24% during the six months ended July 31, 2004, as compared to the same periods in the prior fiscal year primarily due to incremental direct program costs incurred as part of the expansion of the subscription program.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the mix of product sales, increased consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the geographic distribution of sales.

Marketing and Sales

	Three Months Ended July 31, 2004	Increase compared to prior year period		Three Months Ended July 31, 2003	Six Months Ended July 31, 2004	Increase compared to prior year period		Six Months Ended July 31, 2003
		$	%			$	%
	(in millions)
Marketing and sales	$105.0	$15.1	17%	$89.9	$214.3	$32.1	18%	$182.2
As a percentage of net revenues	38%			42%	37%			43%

Marketing and sales expenses include salaries, dealer and sales commissions, bonus, travel and facility costs for our marketing, sales, dealer training and support personnel and overhead charges. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales and promotional programs designed for specific sales channels and end users.

The increase of $15.1 million in marketing and sales expenses when comparing the second quarter of fiscal 2005 with the second quarter of fiscal 2004 was due primarily to approximately $7.0 million of higher advertising and promotion costs related to new product introductions and approximately $6.0 million of increased commission, bonus and other incentive compensation expenses related to the increased sales volume.

The increase of $32.1 million in marketing and sales expenses when comparing the six months ended July 31, 2004 with the six months ended July 31, 2003 was due primarily to approximately $12.5 million of increased commission, bonus and other incentive compensation expenses related to the increased sales volume, approximately $10.0 million of higher advertising and promotion costs related to new product introductions as well as incremental costs related to a customer relationship management project.

We expect to continue to invest in marketing and sales of our products to develop market opportunities and to promote our competitive position. In addition, we expect that our incremental commitments under our existing bonus and commission plans are likely to continue to increase, in particular during the fourth quarter of fiscal 2005 when most sales commission accelerators may be achieved. Accordingly, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended July 31, 2004	Increase compared to prior year period		Three Months Ended July 31, 2003	Six Months Ended July 31, 2004	Increase compared to prior year period		Six Months Ended July 31, 2003
		$	%			$	%
	(in millions)
Research and development	$58.3	$8.6	17%	$49.7	$116.2	$15.0	15%	$101.2
As a percentage of net revenues	21%			23%	20%			24%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, depreciation of computer equipment used in software development and overhead charges.

The increase of $8.6 million in research and development expenses when comparing the second quarter of fiscal 2005 with the second quarter of fiscal 2004 was due primarily to approximately $5.0 million related to higher bonus accruals and benefits based on current financial performance and incremental costs associated with purchased technology.

The increase of $15.0 million in research and development expenses when comparing the six months ended July 31, 2004 with the six months ended July 31, 2003 was due primarily to approximately $10.0 million related to higher bonus accruals and benefits based on current financial performance and incremental costs associated with purchased technology.

We expect that research and development spending will continue to be significant in future periods as we continue to invest in product development.

General and Administrative

	Three Months Ended July 31, 2004	Increase compared to prior year period		Three Months Ended July 31, 2003	Six Months Ended July 31, 2004	Increase compared to prior year period		Six Months Ended July 31, 2003
		$	%			$	%
	(in millions)
General and administrative	$22.9	$0.7	3%	$22.2	$50.0	$5.8	13%	$44.2
As a percentage of net revenues	8%			10%	9%			10%

General and administrative expenses include our finance, human resources, legal costs and overhead charges.

General and administrative expenses in total remained relatively constant when comparing the second quarter of fiscal 2005 with the second quarter of fiscal 2004. Higher bonus accruals and benefits of $5.3 million, based on current financial performance, were offset by a reduction in IT-related expenses.

The increase of $5.8 million in general and administrative expenses when comparing the six months ended July 31, 2004 with the six months ended July 31, 2003 was due primarily to approximately $9.0 million of higher bonus accruals and benefits based on current financial performance offset in part by a reduction in IT-related expenses.

We plan to complete our restructuring activities by the end of fiscal 2005 and we plan to incur incremental costs related to our assessment of internal controls as required by the Sarbanes-Oxley Act of 2002 for fiscal 2005. We currently expect that general and administrative expense, as a percentage of net revenues, will continue to be significant during the remainder of fiscal 2005.

Restructuring and Other

	Three Months Ended July 31, 2004	Increase compared to prior year period			Three Months Ended July 31, 2003	Six Months Ended July 31, 2004	Increase compared to prior year period			Six Months Ended July 31, 2003
		$	%				$	%
	(in millions)
Restructuring and other	$3.7	$3.7		n/a	$—	$12.0	$12.0		n/a	$—
As a percentage of net revenues	1%					2%

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide having a total expected cost of $21.5 million, with $17.5 million attributable to one-time termination benefits and $4.0 million attributable to office closure costs. This plan, which we refer to as the fiscal 2004 restructuring plan, is designed to further reduce operating expense levels to help achieve our targeted operating margins as well as redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and the first two quarters of fiscal 2005 and through attrition, we expect to achieve our targeted efficiencies with a lower level of involuntary terminations than originally anticipated; consequently, the expected total charges under the fiscal 2004 restructuring plan were reduced from a previous estimate of $37.0 million to the approximately $21.5 million noted above. As a result of the fiscal 2004 restructuring plan, we expect to realize pretax savings of $8.7 million per quarter upon completion of the plan, resulting in an annual savings of $34.8 million to be reflected across each on-going cost and expense line item in the consolidated statements of income. However, these savings are being used to fund various growth initiatives in-line with our corporate strategy; consequently, not all of these savings will directly reduce operating expenses. We expect that this plan will be completed by the end of fiscal 2005.

During the three months ended July 31, 2004, we recorded gross restructuring charges of $3.7 million under the fiscal 2004 restructuring plan. Of this amount, $2.5 million related to headcount reductions and $1.2 million related to the closure of facilities. During the six months ended July 31, 2004, we recorded gross restructuring charges of $12.1 million under the fiscal 2004 restructuring plan. Of this amount, approximately $9.1 million related to headcount reductions and approximately $3.0 million related to the closure of facilities. Partially off-setting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure costs originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated.

There were no restructuring charges in the three months or six months ended July 31, 2003.

For additional information regarding restructuring reserves, see Note 6, “Restructuring Reserves” and Note 11, “Segments,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Interest and investment income, net	$(959)	$1,494	$814	$3,179
Gains (losses) on foreign currency transactions	(117)	646	(661)	1,367
Write-downs of cost method investments	—	—	—	(26)
Realized (losses) gains on sales of marketable securities	(92)	367	367	1,030
Other income	3,347	563	4,075	792

	$2,179	$3,070	$4,595	$6,342

Interest and investment income, net includes $1.8 million of net interest income offset by an accrual of $2.7 million of foreign-based stamp taxes. During the current fiscal quarter we determined that certain money market fund investments were subject to Swiss Transfer Stamp Taxes from August 2000 through the current period. We determined that the impact of this adjustment is not material to previously reported periods. The investment income portion of the Interest and investment income, net line item fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

Other income includes $2.4 million received during the second quarter of fiscal 2005 as part of a court settlement related to legal proceedings with Spatial Corp. During October 2003, Spatial was ordered to reimburse Autodesk for attorneys’ fees and trial costs.

Provision for income taxes.

Our effective income tax rate was 24% in the six months ended July 31, 2004 and in the six months ended July 31, 2003 excluding the impact of the non-recurring tax benefit from the resolution of the Foreign Sales Corporation (“FSC”) issue in the second quarter of fiscal 2004. The effective tax rate for fiscal 2005 is less than the federal statutory rate of 35% due to the benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, the extraterritorial income exclusion (“ETI”), research credits and tax-exempt interest. The effective tax for fiscal 2004 was less than the federal statutory rate of 35% due to the ETI, research credits and tax-exempt interest.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, research credits, tax-exempt interest and changes in the tax law.

At July 31, 2004, we had net deferred tax assets of $19.4 million. Realization of these assets is dependent on our ability to generate approximately $50.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combinations

We acquire new technology or supplement our technology by purchasing businesses focused in specific markets or industries. During the six months ended July 31, 2004, we acquired the following businesses:

Date	Company	Details
June 2004	DESC, Inc.	The assets acquired from DESC give Autodesk initial entry into the disaster response market with purpose-built applications developed around Autodesk MapGuide. The assets acquired were assigned to the Infrastructure Solutions Division of the Design Solutions Segment.

May 2004	Unreal Pictures	The acquisition of Unreal Pictures gives Autodesk complete access to a comprehensive character design software solution and a proven software development team. Autodesk plans to fully integrate the Unreal Pictures technology (currently known as Character Studio) into a future release of our 3ds max product. The acquisition was assigned to the Discreet Segment.

April 2004	MechSoft.com, Inc.	The assets acquired from MechSoft complement Autodesk’s solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk plans to integrate key components of MechSoft’s technology into future versions of Autodesk Inventor Series. The assets acquired were assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

Liquidity and Capital Resources

At July 31, 2004, our principal sources of liquidity were cash and marketable securities totaling $571.7 million and net accounts receivable of $156.3 million. Cash flows from operating activities, together with the proceeds from stock issuances under our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products and changes in working capital accounts.

During the six months ended July 31, 2004, we generated $138.6 million of cash from operating activities as compared to $47.6 million during the same period of fiscal 2004. Working capital sources of cash included decreases in net accounts receivable of $10.5 million primarily due to strong collection performance across all of our geographic areas. Our days sales outstanding remained constant at 51 days at July 31, 2004 and January 31, 2004. Working capital uses of cash included decreases in accrued compensation of $8.0 million primarily due to the payout of fiscal 2004 bonuses and commissions during the first quarter of 2005 along with decreases in accounts payable and other accrued liabilities and a growing deferred revenue balance.

During the six months ended July 31, 2004, we used $8.9 million in investing activities compared to net cash provided of $13.3 million during the same period of fiscal 2004. The net use of cash from investing activities during the six months ended July 31, 2004 was due in part to slightly higher capital and other expenditures related to internal software application development costs. A larger portion of these costs were required to be capitalized under generally accepted accounting principals during the six months ended July 31, 2004 which resulted in a reduction of our IT-related project expenses, included in general and administrative expenses in our Condensed Consolidated Statements of Income. In addition, more was spent on business combinations and net sales of available-for-sale marketable securities were lower during the six months ended July 31, 2004 as compared to the same period last year. A portion of marketable securities were liquidated to fund our repurchase of 6.8 million shares of our common stock, as discussed below.

We used $62.3 million in net cash for financing activities during the six months ended July 31, 2004, compared to $30.9 million in the same period last year. The major financing use of cash in both periods was for the repurchase of shares and the payment of dividends. During the six months ended July 31, 2004, we repurchased 6.8 million shares for $216.4 million and during the same period of fiscal 2004 we repurchased 3.0 million shares for $45.7 million. Dividend payments were $6.7 million in the six months ended July 31, 2004 and 2003. The principal source of cash from financing activities was $160.9 million in the six months ended July 31, 2004 and $21.5 million in the six months ended July 31, 2003 of proceeds from the issuance of common stock under our stock option and stock purchase plans.

During fiscal 2004, we had a U.S. line of credit available that permitted unsecured short-term borrowings of up to $40.0 million. This credit facility expired in February 2004. We did not renew this facility as we believe our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; dividend payments; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal software applications.

At July 31, 2004 approximately 42% of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States; the remaining balances are held with financial institutions outside the United States.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the six months ended July 31, 2004 were the euro, Swiss francs, Canadian dollars, British pounds and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of the Company’s common stock. At July 31, 2004, approximately 10.2 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the three months ended July 31, 2004:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-May 31	—		—	—		—
June 1-June 30	1,660	(1)	$40.59	1,660	(1)	10,209	(2)
July 1-July 31	—		—	—		—

Total	1,660		$40.59	1,660		10,209

(1)	Represents shares purchased in open-market transactions under the plan approved by the Board of Directors authorizing the repurchase of 16.0 million shares in December 2003. This plan, approved by the Board of Directors in December 2003 and announced in December 2003, does not have a fixed expiration date.

(2)	Amount corresponds to remaining shares available for repurchase under the plan approved by the Board of Directors in December 2003.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2004 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 79% of the options we granted during the six months ended July 31, 2004 were awarded to employees other than the officers named in the table entitled “Option Grants in Last Fiscal Quarter” below, (the “Named Executive Officers”). Options granted under our equity plans vest over periods ranging from one to five years and expire within ten years of the date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

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

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options for the named periods:

	Six months ended July 31, 2004		Fiscal year ended January 31,
			2004	2003
Net grants during the period as % of outstanding shares (1)	3.3%		3.1%	3.1%
Grants to Named Executive Officers during the period as % of total options granted	20.6	% (2)	11.7%	9.3%
Grants to Named Executive Officers during the period as % of outstanding shares	0.8%		0.7%	0.6%
Cumulative options held by Named Executive Officers as % of total options outstanding	24.1%		20.9%	18.0%

(1)	Net grants represent total option grants during the period less any shares returned to the plan as a result of cancellations.

(2)	The executive staff, which includes the Named Executive Officers, generally receive option grants during the first fiscal quarter. Employee grants are made throughout the year.

General Option Information

Our stock option activity for the named periods is summarized as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
Options outstanding at January 31, 2003	9,557	29,445	$16.19
Granted	(6,460)	6,460	17.46
Exercised	—	(6,425)	14.48
Canceled	2,766	(3,012)	17.13
Additional shares reserved	4,084	—	—

Options outstanding at January 31, 2004	9,947	26,468	$16.80
Granted	(4,458)	4,458	31.49
Exercised	—	(8,463)	17.47
Canceled	699	(669)	15.99
Additional shares reserved	4,228	—	—

Options outstanding at July 31, 2004	10,416	21,794	$19.56

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our Common Stock at July 31, 2004 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). The closing price of our Common Stock on July 31, 2004 was $40.20 per share.

	Exercisable		Unexercisable		Total
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-Money	7,190	$16.24	14,504	$21.05	21,694	$19.46
Out-of-the-Money	—	—	100	$41.37	100	$41.37

Total Options Outstanding	7,190	$16.24	14,604	$21.19	21,794	$19.56

Option Grants in Last Fiscal Quarter

The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the three months ended July 31, 2004.

Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees (2)	Exercise Price	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($) (4)
					5%	10%
Carol A. Bartz Chairman of the Board and Chief Executive Officer	—	n/a	n/a	n/a	n/a	n/a

Carl Bass Chief Operating Officer	100,000	6.5%	$41.37	6/28/14	$2,601,737	$6,593,313

Alfred J. Castino Senior Vice President, Chief Financial Officer	—	n/a	n/a	n/a	n/a	n/a

Marcia K. Sterling Senior Vice President, General Counsel and Secretary	—	n/a	n/a	n/a	n/a	n/a

Michael E. Sutton Executive Vice President, Business Operations	—	n/a	n/a	n/a	n/a	n/a

(1)	The options in this table are incentive stock options or nonstatutory stock options granted under the 1996 Stock Plan, and have exercise prices equal to the fair market value of the Company’s Common Stock on the date of grant. Generally, all such options have ten year terms and vest over one to five years. The shares subject to each option will immediately vest in full in the event the Company is acquired by merger or asset sale, unless the option is to be assumed by the acquiring entity. In addition, under the Change in Control Program, in the event that the Company terminates any of the Named Executive Officers within 12 months following a change in control, the shares subject to that person’s option will vest as to the number of shares that would have vested within the 12 months following such termination.

(2)	The Company granted options to purchase 1.5 million shares of Common Stock during the three months ended July 31, 2004 to 1,198 employees.

(3)	The options in this table may terminate before their expiration upon the termination of the optionee’s status as an employee or consultant or upon the optionee’s disability or death.

(4)	Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain or “option spread” that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options’ ten-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company’s estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option, and there can be no assurance that the potential realizable values shown in this table will be achieved.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans at July 31, 2004 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	17,415	$20.09	16,990	(2)
Equity compensation plans not approved by security holders (3)	4,379	$17.44	39

Total	21,794	$19.56	17,029

(1)	Included in these amounts are 0.2 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $18.91 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 6.6 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which is not subject to shareholder approval.

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

In the Discreet Segment, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and may continue to have a negative impact on our operating results. In addition, Discreet’s Advanced Systems products rely primarily on workstations manufactured by Silicon Graphics, Inc. (“SGI”). Failure of SGI to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, in April 2004 we acquired certain assets of MechSoft.com, Inc, in May 2004 we acquired Unreal Pictures and in June 2004 we acquired certain assets of DESC, Inc. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions, as well as business divestitures, may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments, acquisitions and divestitures may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

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

Our restructuring for fiscal year 2005 could result in disruptions to our business or to our employee base, which could negatively impact anticipated revenues during those periods.

In the fourth quarter of fiscal 2004, we announced a restructuring which included workforce reduction and closure of certain facilities, which we revised in the first half of fiscal 2005. We expect related restructuring charges to be charged through the end of fiscal 2005. If we fail to effect all of the currently planned headcount and facilities reductions, our results of operations may be negatively impacted. Additionally, disruptions to our employee base may adversely impact anticipated revenues during those periods.

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

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. Autodesk filed its opposition to Spatial’s appeal in August 2004. At the present time, the appeal has not been set for hearing by the appellate court. After reviewing the arguments made in the appeal, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com (“Buzzsaw”) in 2000. Autodesk acquired Buzzsaw in 2001. In the complaint, Nuvo alleges that Autodesk breached the contract by assigning the contract or rights under the contract to a third party without Nuvo’s prior consent. The complaint seeks unspecified damages and recovery of the amount in which Autodesk was unjustly enriched by the assignment. While Autodesk believes the ultimate resolution of this matter will not have a material effect on Autodesk’s consolidated statements of financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

In connection with our anti-piracy program, designed to enforce copyright protection of our software and conducted both internally and through the Business Software Alliance (“BSA”), we from time to time undertake litigation against alleged copyright infringers. Such lawsuits may lead to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin American countries. To date, none of such counter claims has resulted in material damages and the Company does not believe that any such pending claims, individually or in the aggregate, will result in a material adverse effect on our future results of operations, cash flows or financial position.

In addition, we are involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the six months ended July 31, 2004.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 17, 2004, the following individuals were re-elected to the Board of Directors. Each director will serve for the ensuing year and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Carol A. Bartz	100,487,592	3,035,562
Mark A. Bertelsen	89,140,019	14,383,135
Crawford W. Beveridge	94,976,207	8,546,947
J. Hallam Dawson	99,193,358	4,329,796
Michael J. Fister	101,965,406	1,557,748
Per-Kristian Halvorsen	96,116,535	7,406,619
Steven L. Scheid	100,338,128	3,185,026
Mary Alice Taylor	100,336,242	3,186,912
Larry W. Wangberg	96,114,759	7,408,395

The following proposals were approved at our Annual Meeting:

		Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
1.	To ratify the appointment of Ernst & Young LLP as Autodesk’s independent auditors for the fiscal year ending January 31, 2005.	98,036,283	4,555,444	931,427	—

2.	Stockholder proposal urging the Compensation and Human Resource Committee of the Board of Directors to adopt a policy requiring that senior executives retain a significant percentage of shares acquired through equity compensation programs during their employment, and to report to stockholders regarding the policy before Autodesk’s 2005 annual meeting of stockholders.	34,124,729	54,664,999	2,753,718	11,979,708

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	Description of Autodesk Executive Growth Bonus Plan

Exhibit 10.2	Autodesk Incentive Program

Exhibit 10.3	1996 Stock Plan and form of stock option agreement

Exhibit 10.4	Nonstatutory Stock Option Plan and form of stock option agreement

Exhibit 10.5	2000 Directors’ Option Plan and forms of agreements

Exhibit 10.6	1998 Employee Qualified Stock Purchase Plan and form of agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2004

AUTODESK, INC. (Registrant)

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)