Form 10-Q
period 2004-10-31
AUTODESK INC
filed 2004-12-09
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Yes ☒    No ☐

As of November 30, 2004, there were approximately 229.5 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net revenues:
License and other	$254,450	$204,303	$753,404	$574,618
Maintenance	45,708	29,559	124,208	81,715

Total net revenues	300,158	233,862	877,612	656,333

Costs and expenses:
Cost of license and other revenues	39,184	32,690	112,885	100,193
Cost of maintenance revenues	4,210	3,919	12,597	10,705
Marketing and sales	113,205	95,364	327,497	277,581
Research and development	59,942	53,004	176,165	154,247
General and administrative	26,837	20,945	76,856	65,118
Restructuring and other	2,922	—	14,889	—

Total costs and expenses	246,300	205,922	720,889	607,844

Income from operations	53,858	27,940	156,723	48,489
Interest and other income, net	2,801	1,805	7,396	8,147

Income before income taxes	56,659	29,745	164,119	56,636
Income tax benefit (provision)	17,411	(7,139)	(8,379)	6,081

Net income	$74,070	$22,606	$155,740	$62,717

Basic net income per share	$0.33	$0.10	$0.69	$0.28

Diluted net income per share	$0.30	$0.10	$0.63	$0.28

Shares used in computing basic net income per share	227,823	222,440	227,344	222,994

Shares used in computing diluted net income per share	248,045	228,333	245,492	227,319

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2004	January 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$377,148	$282,249
Marketable securities	56,917	81,275
Accounts receivable, net	168,044	166,816
Inventories	12,530	17,365
Deferred income taxes	56,985	25,410
Prepaid expenses and other current assets	25,896	24,137

Total current assets	697,520	597,252
Marketable securities	83,899	165,976
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	193,845	206,319
Leasehold improvements	32,625	34,526
Less accumulated depreciation	(158,571)	(174,371)

Net computer equipment, software, furniture and leasehold improvements	67,899	66,474
Purchased technologies and capitalized software, net	13,108	19,378
Goodwill	166,669	160,094
Deferred income taxes, net	44,048	—
Other assets	8,984	7,986

	$1,082,127	$1,017,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,909	$52,307
Accrued compensation	107,917	92,830
Accrued income taxes	37,734	50,695
Deferred revenues	157,105	127,276
Other accrued liabilities	53,891	61,814

Total current liabilities	407,556	384,922
Deferred income taxes, net	—	7,849
Other liabilities	1,293	2,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	600,936	473,673
Accumulated other comprehensive loss	(4,432)	(4,754)
Deferred compensation	(412)	(451)
Retained earnings	77,186	153,175

Total stockholders’ equity	673,278	621,643

	$1,082,127	$1,017,160

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended October 31,
	2004	2003
Operating activities
Net income	$155,740	$62,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,581	35,966
Stock compensation expense	2,915	1,497
Net loss on fixed asset disposals	321	—
Write-downs of cost method investments	—	61
Tax benefits from employee stock plans	91,414	—
Restructuring-related charges, net	4,773	—
Changes in operating assets and liabilities, net of business combinations	(64,318)	709

Net cash provided by operating activities	229,426	100,950

Investing activities
Net sales and maturities of available-for-sale marketable securities	105,238	4,927
Capital and other expenditures	(29,291)	(18,716)
Business combinations	(11,750)	(5,150)
Other investing activities	(1,487)	(51)

Net cash provided by (used in) investing activities	62,710	(18,990)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	211,456	50,454
Repurchase of common stock	(400,066)	(81,062)
Dividends paid	(10,146)	(10,076)

Net cash used in financing activities	(198,756)	(40,684)

Effect of exchange rate changes on cash and cash equivalents	1,519	7,057

Net increase in cash and cash equivalents	94,899	48,333
Cash and cash equivalents at beginning of year	282,249	186,377

Cash and cash equivalents at end of period	$377,148	$234,710

Supplemental cash flow information:
Net cash paid during the period for income taxes	$12,123	$2,058

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Other than certain adjustments related to income taxes, as further described below in Note 6 “Income Taxes,” all adjustments are of a normal recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s fiscal 2004 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2005 or for any other period.

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

The effect of this reclassification on the previously reported condensed consolidated financial statements for the three and nine months ended October 31, 2003 is as follows (in thousands):

	Three months ended October 31, 2003		Nine months ended October 31, 2003
	As previously reported	As reclassified	As previously reported	As reclassified
Cost of revenues	$35,364	$36,609	$107,211	$110,898

Marketing and sales	89,860	95,364	259,001	277,581
Research and development	48,562	53,004	141,708	154,247
General and administrative	32,136	20,945	99,924	65,118
Income from operations	27,940	27,940	48,489	48,489

On November 16, 2004 the Board of Directors authorized a two-for-one stock split in the form of a stock dividend to stockholders of record as of December 6, 2004. All references in the condensed consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices of Autodesk’s common stock have been restated to reflect the effect of the stock split.

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

The following table illustrates the effect on net income and earnings per share if Autodesk had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net income – as reported	$74,070	$22,606	$155,740	$62,717
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	2,041	368	2,327	1,061
Deduct: Total stock-based employee compensation cost determined under the fair-value based method for all awards, net of related tax effects	(16,577)	(10,951)	(42,178)	(34,746)

Pro forma net income	$59,534	$12,023	$115,889	$29,032

Net income per share:
Basic – as reported	$0.33	$0.10	$0.69	$0.28

Basic – pro forma	$0.26	$0.05	$0.51	$0.13

Diluted – as reported	$0.30	$0.10	$0.63	$0.28

Diluted – pro forma	$0.24	$0.05	$0.48	$0.13

3.	Inventories

Inventories consisted of the following (in thousands):

	October 31, 2004	January 31, 2004
Raw materials and finished goods	$8,800	$13,875
Demonstration inventory, net	3,730	3,490

	$12,530	$17,365

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Appropriate consideration is given to excess and obsolete inventory levels in evaluating lower of cost or market.

4.	Purchased Technologies and Capitalized Software

Purchased technologies and capitalized software and the related accumulated amortization were as follows (in thousands):

	October 31, 2004	January 31, 2004
Purchased technologies	$137,108	$133,041
Capitalized software	21,780	20,875

	158,888	153,916
Less: Accumulated amortization	(145,780)	(134,538)

Purchased technologies and capitalized software, net	$13,108	$19,378

Expected future amortization expense for purchased technologies and capitalized software for the three months ended January 31, 2005 and each of the fiscal years thereafter is as follows (in thousands):

Year ending January 31,
Remainder of 2005	$3,788
2006	5,204
2007	2,259
2008	1,175
2009	682

Total	$13,108

5.	Goodwill

The changes in the carrying amount of goodwill during the nine months ended October 31, 2004 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2004	$153,688	$6,406	$160,094
Additions arising from acquisitions	5,440	1,135	6,575

Balance as of October 31, 2004	$159,128	$7,541	$166,669

6.	Income Taxes

During the third quarter of fiscal 2005, the American Jobs Creation Act of 2004 was signed into law which allows for the repatriation of foreign dividends at a rate lower than the 35% federal statutory rate through a one-time election (“DRD Legislation”). Autodesk believes that it will be able to repatriate foreign earnings under this DRD legislation. During the third quarter of fiscal 2005, Autodesk recognized a one-time income tax benefit of $15.5 million relating to the difference between income taxes previously provided on the earnings of a foreign subsidiary at the federal statutory tax rate and the lower rate afforded under the new DRD legislation. As a result, the deferred tax liability previously accrued on these earnings was reduced, which increased the Company’s total net deferred tax asset balance.

Also, as a result of the Company’s resolution and closure of its Internal Revenue Service (IRS) audit for fiscal 2001 as well as the closure of certain state and foreign tax years, Autodesk recognized a current income tax benefit of approximately $8.9 million during the third quarter of fiscal 2005. This benefit reduced accrued income taxes at October 31, 2004.

Absent the impact of the one-time income tax benefits of $15.5 million relating to the DRD legislation and $8.9 million related to income tax audit closures in the third quarter of fiscal 2005, the Company has provided for taxes for the nine months ended October 31, 2004 based on a projected effective tax rate of 20%. The projected tax rate was reduced in the third quarter of fiscal 2005 as a result of the new DRD legislation and the belief that current year foreign earnings of certain subsidiaries will also be taxed at a rate lower than previously projected. As a result, a cumulative catch-up adjustment was recorded to the tax provision in the third quarter of fiscal 2005 totaling $4.3 million to account for this reduction of the effective tax rate from 24% to 20%.

Finally, in the third quarter of fiscal 2005, Autodesk re-assessed the realizability of certain deferred tax assets related to stock option deductions that had not been previously recognized. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results we believe these deferred tax assets are now realizable on the “more likely than not” standard required for recognition. Accordingly, in the third quarter of fiscal 2005, the Company reduced the valuation allowance by $21.1 million and credited additional paid in capital by an equal and offsetting amount.

7.	Restructuring Reserves

The following table sets forth the restructuring plan activities during the nine months ended October 31, 2004 (in thousands). The balance at October 31, 2004 is included in other accrued liabilities on our Condensed Consolidated Balance Sheet.

	Balance at January 31, 2004	Additions	Charges Utilized	Reversals	Balance at October 31, 2004
Office closure costs	$7,686	$3,477	$(5,917)	$(137)	$5,109
Employee termination costs	1,167	11,550	(10,901)	—	1,816

Total	$8,853	$15,027	$(16,818)	$(137)	$6,925

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The expected total charges under this plan are approximately $21.7 million, with $18.2 million attributable to one-time termination benefits and $3.5 million attributable to office closure costs. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005 and through attrition, the Company expects to achieve its targeted efficiencies with a lower level of involuntary terminations than originally anticipated; consequently, the expected total charges under this plan have been reduced from a previous estimate of $37.0 million to the approximately $21.7 million noted above. This plan is expected to be completed by the end of fiscal 2005.

During the nine months ended October 31, 2004, Autodesk recorded gross restructuring charges of $15.0 million under the fiscal 2004 restructuring plan, of which $2.9 million was recorded in the three months ended October 31, 2004. Of the $15.0 million, approximately $11.5 million related to headcount reductions and $3.5 million related to the closure of facilities. Partially off-setting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure cost liabilities originally established under a separate fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated. Charges utilized include $0.6 million of non-cash charges for the nine months ended October 31, 2004. Since inception of the fiscal 2004 restructuring plan, Autodesk recorded restructuring charges totaling $18.7 million.

An analysis of the fiscal 2004 restructuring plan charges by reportable segment is included in Note 12, “Segments.”

8.	Commitments and Contingencies

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

As permitted under Delaware law, Autodesk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at Autodesk’s request in such capacity. The maximum potential amount of future payments Autodesk could be required to make under these indemnification agreements is unlimited; however, Autodesk has director and officer insurance coverage that is intended to reduce its exposure and may enable Autodesk to recover a portion of any future amounts paid. Autodesk believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Proceedings

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005 and recorded as other income. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. Autodesk filed its opposition to Spatial’s appeal in August 2004. At the present time, the appeal has not been set for hearing by the appellate court. After reviewing the arguments made in the appeal, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com (“Buzzsaw”) in 2000. Autodesk acquired Buzzsaw in 2001. In the complaint, Nuvo alleges that Autodesk breached the contract by assigning the contract or rights under the contract to a third party without Nuvo’s prior consent. The complaint seeks unspecified damages and recovery of the amount in which Autodesk was unjustly enriched by the assignment. While Autodesk believes the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On September 22, 2004, Plaintiff z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471, entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825, entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleges that Autodesk infringes the ‘471 patent and the ‘825 patent by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. z4 seeks unspecified compensatory damages, injunctive relief and fees and costs. Autodesk is currently investigating the allegations made in the complaint and intends to vigorously defend against it. Autodesk cannot determine the expected impact, if any, on its financial position, results of operations or cash flows at this time.

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

9.	Changes in Stockholders’ Equity

During the nine months ended October 31, 2004 Autodesk repurchased and retired 21.7 million shares of its common stock at an average repurchase price of $18.42 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the nine months ended October 31, 2004 by $178.5 million and $221.6 million, respectively.

In addition, during the nine months ended October 31, 2004 Autodesk paid cash dividends of $0.045 per common share, or $0.015 per common share per fiscal quarter, reducing retained earnings by $10.1 million.

10.	Comprehensive Income

Autodesk’s total comprehensive income, including net unrealized gains and losses on the Company’s available for sale securities and cumulative foreign currency translation adjustments, was as follows, net of tax (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net income	$74,070	$22,606	$155,740	$62,717
Other comprehensive (loss) income, net of tax:
Net unrealized losses (gains) on available-for-sale securities	186	53	(1,197)	(1,277)
Currency translation adjustments	4,903	2,704	1,519	5,026
Net unrealized gain in derivative instruments	—	(382)	—	—

Other comprehensive income	5,089	2,375	322	3,749

Total comprehensive income	$79,159	$24,981	$156,062	$66,466

11.	Net Income Per Share

On November 16, 2004, the Company’s Board of Directors approved a two-for-one split of Autodesk’s common stock in the form of a stock dividend, payable to shareholders of record on December 6, 2004. The additional shares of common stock will be mailed or delivered on or about December 20, 2004 by the Company’s transfer agent. All share numbers and per share information have been retroactively adjusted for all periods presented to reflect the stock split.

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted net income per share – net income	$74,070	$22,606	$155,740	$62,717

Denominator:
Denominator for basic net income per share — weighted average shares	227,823	222,440	227,344	222,994
Effect of dilutive common stock options	20,222	5,893	18,148	4,325

Denominator for dilutive net income per share	248,045	228,333	245,492	227,319

For the three months ended October 31, 2004 and 2003, options to purchase 0.1 million weighted average shares and 17.3 million weighted average shares were excluded from the computation of diluted net income per share. For the nine months ended October 31, 2004 and 2003, options to purchase 0.4 million weighted average shares and 28.0 million weighted average shares were excluded from the computation of diluted net income per share. Such options were excluded because the options had exercise prices greater than the average market prices of Autodesk common stock during the respective periods and therefore were not dilutive.

12.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Discreet Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other. During the first quarter of fiscal 2005 and again in the third quarter of fiscal 2005, Autodesk modified its segment disclosure to align the segment disclosure with the method by which Autodesk’s business is currently being managed and evaluated. Prior period numbers have been restated to reflect the current segment alignment.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Consulting. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT in the aggregate accounted for 45% of our consolidated net revenues during both the nine months ended October 31, 2004 and 2003.

The Discreet Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, game production, web design and interactive web streaming.

Both segments primarily distribute their respective products through authorized dealers and distributors, and, to a lesser extent, they also sell their products directly to end-users. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for certain assets such as goodwill. Information concerning the operations of Autodesk’s reportable segments is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net revenues:
Design Solutions	$257,898	$201,844	$763,347	$558,504
Discreet	41,607	31,793	113,034	97,468
Other	653	225	1,231	361

	$300,158	$233,862	$877,612	$656,333

Income (loss) from operations:
Design Solutions	$115,803	$87,553	$346,567	$219,591
Discreet	5,407	(2,575)	12,379	(4,342)
Unallocated amounts (1)	(67,352)	(57,038)	(202,223)	(166,760)

	$53,858	$27,940	$156,723	$48,489

(1)	Unallocated amounts are attributed primarily to corporate expenses and other costs and expenses that are managed outside the reportable segments. Unallocated amounts in the three months and nine months ended October 31, 2004 also include $2.9 million and $14.9 million resulting from restructuring activity, respectively.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net revenues:
Manufacturing Solutions Division	$50,383	$33,272	$139,396	$92,461
Infrastructure Solutions Division	33,012	28,699	98,067	76,755
Building Solutions Division	29,091	20,787	85,006	52,997
Platform Technology Division and other	145,412	119,086	440,878	336,291

	$257,898	$201,844	$763,347	$558,504

Information regarding Autodesk’s operations by geographic area is as follow (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net revenues:
U.S. customers	$116,808	$88,351	$318,148	$239,029
Other Americas	20,193	16,558	55,487	42,852

Total Americas	137,001	104,909	373,635	281,881
Europe, Middle East and Africa	95,825	77,630	303,520	224,835
Asia Pacific	67,332	51,323	200,457	149,617

Total net revenues	$300,158	$233,862	$877,612	$656,333

The following table sets forth the fiscal 2004 restructuring plan activities for Autodesk’s reportable segments during the nine months ended October 31, 2004 (in thousands). The balance at October 31, 2004 is included in other accrued liabilities on our Condensed Consolidated Balance Sheet.

	Design Solutions Segment		Discreet Segment		Unallocated		Total
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs
Balance at January 31, 2004	$149	$294	$—	$333	$—	$484	$1,260
Additions	1,742	4,932	794	3,837	941	2,781	15,027
Charges utilized	(846)	(4,662)	(166)	(3,863)	(615)	(2,376)	(12,528)

Balance at October 31, 2004	$1,045	$564	$628	$307	$326	$889	$3,759

The expected total charges under this plan are approximately $21.7 million, with approximately $8.3 million attributable to the Design Solutions Segment, approximately $6.1 million attributable to the Discreet Segment and approximately $7.3 million not allocable to either segment. Since inception of the fiscal 2004 restructuring plan, the Design Solutions Segment and the Discreet Segment recorded restructuring charges totaling $7.7 million and $5.8 million, respectively.

13.	Financial Instruments

Autodesk uses derivative instruments to manage the exposure to its earnings and cash flow from fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage this exposure to its underlying assets, liabilities and other obligations, which exists as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months and settle before the end of each quarterly period. Generally, Autodesk’s practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

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

The notional amounts of foreign currency forward contracts were $7.6 million at October 31, 2004 and $26.0 million at January 31, 2004. While the contract or notional amount is often used to express the absolute volume of foreign exchange contracts, the amounts potentially subject to risk are generally limited to the net amount of obligations between Autodesk and the counterparties.

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

The notional amounts of foreign currency option contracts were $77.1 million at October 31, 2004 and $42.0 million at January 31, 2004 and the critical terms were generally the same as those of the forecasted underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. There were no settlement gains or losses recorded during the three months ended October 31, 2004 and $0.4 million of settlement gains recorded as net revenues during the three months ended October 31, 2003. Settlement gains of $0.2 million and settlement gains of $0.3 million were recorded as net revenues during the nine months ended October 31, 2004 and October 31, 2003, respectively. Amounts associated with the cost of the options totaling $0.2 million were recorded in interest and other income, net during the three months ended October 31, 2004 and October 31, 2003. Option costs of $0.6 million were recorded in interest and other income, net during the nine months ended October 31, 2004 and October 31, 2003.

14.	Business Combinations

The following acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying condensed consolidated statements of income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not significant to Autodesk.

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

15.	Subsequent Event

On November 16, 2004, the Company’s Board of Directors approved a two-for-one split of Autodesk’s common stock in the form of a stock dividend, payable to shareholders of record on December 6, 2004. The additional shares of common stock will be mailed or delivered on or about December 20, 2004 by the Company’s transfer agent. All references in the condensed consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices of Autodesk’s common stock have been restated to reflect the effect of the stock split.

On November 18, 2004 Autodesk announced that it will discontinue its $0.015 per share quarterly cash dividend effective after the dividend payable for the fourth quarter of fiscal 2005, which is expected to be paid in March 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding anticipated operating expenses, both in absolute dollars and as a percentage of revenues, future growth opportunities, anticipated future net revenues, revenue mix, costs and expenses, operating margins, allowance for bad debts, level of product returns, level and timing of, and expected future cost savings from, restructuring activity, planned annual release cycles and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission.

STRATEGY

Our goal is to be the world’s leading software and services company for the building, manufacturing, infrastructure, digital media and wireless data services fields. Our focus is to help customers create, manage and share their data and digital assets more effectively and improve efficiencies across the entire lifecycle management processes.

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

We have created a large global community of resellers, third party developers and customers allowing us broad reach into volume markets. Our reseller network is extensive, and provides our customers with global resources for the purchase, support and training of our products in an effective and cost efficient manner. We have a significant number of registered third party developers, creating products that run on top of our products, further extending our reach into volume markets. Our installed base of millions of users has made Autodesk products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing work force, reducing the cost of training for our customers.

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. Beyond our general design products, we develop products addressing specific vertical market needs. In addition, we believe that migration from our 2D products to our 3D products presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D products as expected, and sales of our 2D products decrease without a corresponding conversion of customer seats to 3D products, we would not realize the growth we expect and our business would be adversely affected.

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

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China and Eastern Europe, present significant growth opportunities for the company. In support of our growth efforts in China, we opened our China Application Development Center during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center, among other things, develops products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. We believe, our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where software piracy is a substantial problem.

Another significant part of our growth strategy is based upon improving the installed base business model. A key element of this change is our current plan to release major products on at least an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to the customer on a regular and timely basis. Annual releases also drive annual product retirement programs, thereby reducing the volatility of revenues we have experienced in the past, as both the release of the new version and retirement of the oldest supported version happen annually. Volatility may also be reduced through the Autodesk Subscription Program, as revenue is recognized ratably over the subscription contract period.

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

Autodesk generates significant cash flow. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans, mergers and acquisitions, investments in growth initiatives and a $0.015 per share quarterly dividend that will be discontinued after the dividend payable for the fourth quarter of fiscal 2005, which is expected to be paid in March 2005. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions are intended to provide adjacency to our current products and services, specific technology or expertise and quick product integration. Additionally, we continue to invest in growth initiatives including lifecycle management and sales, market and channel development.

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

Allowance for Bad Debts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our bad debt reserve was $9.8 million at October 31, 2004 and $9.7 million at January 31, 2004.

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

Product Returns and Price Adjustment Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. Our product returns reserves were $17.6 million at October 31, 2004 and $20.6 million at January 31, 2004. Product returns as a percentage of applicable revenues were 4.6% and 5.9% for the nine months ended October 31, 2004 and 2003, respectively.

For certain distributors in Europe, we offer incremental discounts, or price adjustments, ranging from less than 1% to 4%, for certain qualifying sales. At October 31, 2004 and January 31, 2004, our price adjustment reserves were $2.0 million and $4.2 million, respectively. Price adjustment claims as a percentage of applicable revenues were 1.3% and 3.9% for the nine months ended October 31, 2004 and 2003, respectively.

The product returns and price adjustment reserves are based on historical experience of actual product returns and price adjustment rates, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. The greater the channel inventory level or the closer the proximity of a major new product release such as AutoCAD 2005, the more product returns we expect. Similarly, the higher the applicable channel sell-in or the higher the channel inventory level, the more price adjustment claims we expect. During the nine months ended October 31, 2004, we recorded a reserve for product returns of $27.3 million and a reserve for price adjustments of $3.3 million, both of which reduced our revenue.

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

Deferred Tax Assets. We currently have $101.0 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $260.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may possibly require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Restructuring Expenses. During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the previous four fiscal quarters and through attrition, we expect to achieve our targeted efficiencies with a lower level of involuntary terminations than originally anticipated;

consequently, we now expect the total charge under the fiscal 2004 restructuring plan to be approximately $21.7 million, as compared to the $37.0 million originally estimated. We expect that this plan will be completed by the end of fiscal 2005.

During the three months ended October 31, 2004, we recorded gross restructuring charges of $2.9 million under the fiscal 2004 restructuring plan. Of this amount, approximately $2.4 million related to headcount reductions in the third quarter of fiscal 2005 and approximately $0.5 million related to the closure of facilities. The office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers as well as management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. If real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during each of fiscal 2002, 2003 and 2004; we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

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

Overview of the Three and Nine Months Ended October 31, 2004

	Three Months Ended October 31, 2004	As a % of Net Revenues	Three Months Ended October 31, 2003	As a % of Net Revenues
	(in millions)
Net Revenues	$300.2	100%	$233.9	100%
Cost of revenues	43.4	14%	36.6	16%
Gross margin	256.8	86%	197.3	84%
Operating expenses excluding restructuring and other charges	200.0	67%	169.4	72%
Restructuring and other	2.9	1%	—	—

Income from Operations	$53.9	18%	$27.9	12%

	Nine Months Ended October 31, 2004	As a % of Net Revenues	Nine Months Ended October 31, 2003	As a % of Net Revenues
	(in millions)
Net Revenues	$877.6	100%	$656.3	100%
Cost of revenues	125.5	14%	110.9	17%
Gross margin	752.1	86%	545.4	83%
Operating expenses excluding restructuring and other charges	580.5	66%	496.9	76%
Restructuring and other	14.9	2%	—	—

Income from Operations	$156.7	18%	$48.5	7%

Our net revenues were 28% higher for the three months ended October 31, 2004 as compared to the same period in the prior fiscal year primarily due to strong new seat and subscription revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro and the Japanese yen. New seat revenues in the third quarter of fiscal 2005 increased 36% compared to the third quarter of fiscal 2004 as unit sales increased due to the strength of our current product releases, in particular the AutoCAD 2005 family of products released in March 2004 and Autodesk Inventor 9, our 3D mechanical design product released in July 2004. Subscription revenues increased 55% from the same period in the prior fiscal year as our subscription program continues to attract new customers and existing customer renewals with its beneficial pricing and enhancements such as Web support direct from Autodesk, e-learning and multi-year contracts.

Our net revenues for the nine months ended October 31, 2004 were 34% higher as compared to the same period in the prior fiscal year primarily due to strong new seat, upgrade and subscription revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro, and a decrease in our order backlog in the first quarter of fiscal 2005. Upgrade revenues for the nine months ended October 31, 2004 increased 26% compared to the same period during fiscal 2004 and new seat revenues increased 37% for the nine months ended October 31, 2004 as compared to the same period in the prior fiscal year as unit sales increased due to the strength of our current product releases, particularly the AutoCAD 2005 family of products and Autodesk Inventor 9 products, and a decrease in order backlog in the first quarter of fiscal 2005. Subscription revenues increased 52% from the same period in the prior fiscal year as our subscription program continues to attract new customers and existing customer renewals.

With the retirement of the AutoCAD 2000-based product series during the fourth quarter of fiscal 2004, we began fiscal 2005 with higher than normal levels of product backlog. Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. During the first quarter of fiscal 2005, the component of product backlog attributable to product orders that have not yet shipped decreased approximately $20.0 million back to typical levels and was somewhat above typical levels at the end of October 2004.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, Australia, China and Canada. The weaker value of the U.S. dollar, relative to international currencies, had a positive impact of $5.9 million on operating results in the third quarter of fiscal 2005 compared to the prior fiscal year. Had exchange rates from the third quarter of fiscal 2004 been in effect during the third quarter of fiscal 2005, translated international revenue billed in local currencies would have been $9.0 million lower and operating expenses would have been $3.1 million lower.

Our operating expenses, excluding restructuring and other, increased $30.6 million for the three months ended October 31, 2004 as compared to the same period in the prior fiscal year, but declined as a percentage of revenue. The increase is due primarily to higher commission and bonus costs, including related benefits and payroll taxes, based on our improved financial performance as well as higher marketing costs, offset in part by a reduction in salary expense due to our restructuring efforts. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. We expect total operating expenses to increase during the fourth quarter of fiscal 2005 as our incremental commitments under our existing bonus and commission plans increase, and sales commission accelerators may be achieved. Also, beyond the fourth quarter of fiscal 2005, we expect operating expenses to increase in absolute dollars but decline as a percentage of revenue, subject to achievement of anticipated revenue growth, as we balance investment in our growth opportunities with our focus on increasing profitability. In future periods, employee-related expenditures will increase if we are required to expense employee stock option grants.

During fiscal 2004, with the help of a major consulting firm, we analyzed our operations and cost structure. We identified a number of opportunities to help achieve our targeted operating margins as well as redirect funds to the most promising growth areas, such as 3D development, product lifecycle management and development of our China sales and development infrastructure. As we execute on these plans, we continued to incur restructuring charges during the third quarter of fiscal 2005. We expect to incur additional charges relating to these plans through the end of fiscal 2005.

During the three months ended October 31, 2004 we generated $91.0 million of cash from our operating activities as compared to $53.4 million during the same period in the prior fiscal year. We closed the third quarter of fiscal 2005 with $518.0 million in cash and marketable securities, a higher deferred revenue balance and an improved days sales outstanding position as compared to the same period in the prior fiscal year. Approximately 72% of the deferred revenues balance at October 31, 2004, as compared to 62% at the same point in the prior fiscal year, consisted of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is generally one year.

Results of Operations

Net Revenues

	Three Months Ended October 31, 2004	Increase compared to prior year period		Three Months Ended October 31, 2003	Nine Months Ended October 31, 2004	Increase compared to prior year period		Nine Months Ended October 31, 2003
		$	%			$	%
	(in millions)
Net revenues:
License and other	$254.5	$50.2	25%	$204.3	$753.4	$178.8	31%	$574.6
Maintenance	45.7	16.1	55%	29.6	124.2	42.5	52%	81.7

	$300.2	$66.3	28%	$233.9	$877.6	$221.3	34%	$656.3

Net revenues by geographic area:
Americas	$137.0	$32.1	31%	$104.9	$373.6	$91.7	33%	$281.9
Europe, Middle East and Africa	95.8	18.1	23%	77.7	303.5	78.7	35%	224.8
Asia Pacific	67.4	16.1	31%	51.3	200.5	50.9	34%	149.6

	$300.2	$66.3	28%	$233.9	$877.6	$221.3	34%	$656.3

Net revenues by operating segment:
Design Solutions	$257.9	$56.0	28%	$201.9	$763.3	$204.8	37%	$558.5
Discreet	41.6	9.8	31%	31.8	113.0	15.5	16%	97.5
Other	0.7	0.5	250%	0.2	1.3	1.0	333%	0.3

	$300.2	$66.3	28%	$233.9	$877.6	$221.3	34%	$656.3

Net Design Solutions Revenues:
Manufacturing Solutions Division	$50.4	$17.1	51%	$33.3	$139.4	$47.0	51%	$92.4
Infrastructure Solutions Division	33.0	4.3	15%	28.7	98.0	21.2	28%	76.8
Building Solutions Division	29.1	8.3	40%	20.8	85.0	32.0	60%	53.0
Platform Technology Division and other	145.4	26.3	22%	119.1	440.9	104.6	31%	336.3

	$257.9	$56.0	28%	$201.9	$763.3	$204.8	37%	$558.5

Net revenues increased to $300.2 million in the third quarter of fiscal 2005 from $233.9 million in the third quarter of fiscal 2004. Net revenues increased in all three of our geographic areas, due primarily to strong new seat and subscription revenues, and to a lesser extent to the positive effects of changes in foreign currencies. Net revenues increased to $877.6 million in the nine months ended October 31, 2004 from $656.3 million in the nine months ended October 31, 2003. Again, net revenues increased in all three of our geographic areas, due primarily to strong new seat, upgrade and subscription revenues, and to a lesser extent to the positive effects of changes in foreign currencies and a decrease in backlog of license product orders in the first quarter of fiscal 2005.

During the first half of fiscal 2004, customers in the industries we serve, particularly manufacturing, commercial construction and media and entertainment, were impacted by economic pressures in their own businesses, resulting in a difficult customer purchasing environment. Towards the end of fiscal 2004 and through the third quarter of fiscal 2005, we saw a lessening of these economic pressures, particularly in the manufacturing, building and media and entertainment sectors. However, uncertainty remains as to the sustainability of an economic recovery in the industries we serve.

License and other revenues for the third quarter of fiscal 2005 were $254.5 million as compared to $204.3 million in the same period of the prior fiscal year. The increase was primarily due to increased new seat revenues across all major products as a result of our new product releases, and to a lesser extent to the positive impact of changes in foreign currencies. License and other revenues for the nine months ended October 31, 2004 were $753.4 million as compared to $574.6 million in the same period of the prior fiscal year. The increase was primarily due to increased new seat and upgrade revenues across all major products as a result of our new product releases, and to a lesser extent to the positive impact of changes in foreign currencies and a decrease in backlog of license product orders in the first quarter of fiscal 2005. We expect upgrade revenues to continue to be higher than typical levels during the fourth quarter of fiscal 2005 as a result of the January 2005 retirement of the AutoCAD 2000i-based product series. The installed base of the AutoCAD 2000i release is similar in size to the then remaining installed base of the AutoCAD 2000 release at the time of its retirement in January 2004.

Maintenance revenues, consisting of revenues derived from the subscription program, were $45.7 million for the third quarter of fiscal 2005 as compared to $29.6 million for the third quarter of fiscal 2004. As a percentage of total net revenues, maintenance revenues were 15% and 13% for the third quarter of fiscal 2005 and fiscal 2004, respectively. Maintenance revenues were $124.2 million for the nine months ended October 31, 2004 as compared to $81.7 million for the nine months ended October 31, 2003. As a percentage of total net revenues, maintenance revenues were 14% and 12% for the first nine months of fiscal 2005 and fiscal 2004, respectively. Our subscription program, now available to most customers worldwide, continues to attract new and renewal customers with its beneficial pricing and our planned annual product release cycle and enhancements, such as Web support direct from Autodesk and e-learning. We expect maintenance revenues to continue to increase as a percentage of total net revenues.

Net revenues in the Americas increased 31% to $137.0 million in the third quarter of fiscal 2005 as compared to $104.9 million in the same period of the prior fiscal year largely due to strong new seat and subscription revenue during the third quarter of fiscal 2005. Net revenues in the Americas increased 33% to $373.6 million in the nine months ended October 31, 2004 as compared to $281.9 million in same period of the prior fiscal year, largely due to strong new seat, upgrade and subscription revenue during the first nine months of fiscal 2005 as well as a decrease in backlog of license product orders in the first quarter of fiscal 2005. In addition, the first nine months of fiscal 2004 were impacted by the difficult selling environment experienced during the first two quarters of fiscal 2004.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased 23% to $95.8 million in the third quarter of fiscal 2005 from $77.7 million in the same period of the prior fiscal year due primarily to strong new seat and subscription sales and favorable exchange rates offset in part by a slight decline in upgrade revenues. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for EMEA increased approximately 14% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Net revenues in EMEA increased 35% to $303.5 million in the nine months ended October 31, 2004 from $224.8 million in the same period of the prior fiscal year due primarily to strong new seat, upgrade and subscription sales and to a lesser extent to favorable exchange rates and a decrease in backlog of license product orders in the first quarter of fiscal 2005. Ignoring the effects of changes in foreign currencies during the current fiscal year, net revenues for EMEA increased approximately 24% in the nine months ended October 31, 2004 as compared to the same period of the prior fiscal year.

Net revenues in Asia Pacific increased 31% to $67.4 million in the third quarter of fiscal 2005 from $51.3 million in the same period of the prior fiscal year, due primarily to strong new seat and subscription sales and to a lesser extent to favorable exchange rates offset in part by a modest decline in upgrade revenues. We noted strong year over year revenue growth in Japan and continued strong sales in China and Australia. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for Asia Pacific increased approximately 28% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Net revenues in Asia Pacific increased 34% to $200.5 million in the nine months ended October 31, 2004 from $149.6 million in the same period of the prior fiscal year. The increase in net revenues was again due primarily to strong new seat and subscription sales and to a lesser extent upgrade revenues and favorable exchange rates. In addition, revenues for the nine months ended October 31, 2003 were adversely affected by the impact on our sales operations of concerns regarding severe acute respiratory syndrome (“SARS”) primarily during the first quarter of fiscal 2004. Ignoring the effects of changes in foreign currencies during the current fiscal year, net revenues for Asia Pacific increased approximately 28% in the nine months ended October 31, 2004 as compared to the same period of the prior fiscal year.

For the third quarter of fiscal 2005, net revenues for the Design Solutions Segment were $257.9 million as compared to $201.9 million in the same period in the prior fiscal year. The increase in net revenues in the current fiscal quarter for the Design Solutions Segment was due primarily to strong new seat and subscription revenues and to a lesser extent to favorable exchange rates. Revenue from renewals (upgrades and subscription) accounted for 37% of Design Solutions Segment revenues for the third quarter of fiscal 2005 with the remainder attributable to new seats and emerging businesses. Revenue from renewals (upgrades and subscription) accounted for 42% of Design Solutions Segment revenues for the third quarter of fiscal 2004. Maintenance revenue accounted for 17% of total Design Solutions Segment revenue for the third quarter of fiscal 2005 as compared to 14% in the third quarter of fiscal 2004. For the nine months ended October 31, 2004, net revenues for the Design Solutions Segment were $763.3 million as compared to $558.5 million in the same period of the prior fiscal year. The increase in net revenues in the current fiscal year for the Design Solutions Segment was due primarily to strong new seat, upgrade and subscription revenues and to a lesser extent to a decrease in backlog of license product orders in the first quarter of fiscal 2005 and favorable exchange rates. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 43% and 45% of our consolidated net revenues for the third quarter of fiscal 2005 and 2004, respectively, and 45% for both the nine months ended October 31, 2004 and 2003. Net revenues for our 3D products increased approximately 50% for the third quarter of fiscal 2005 and 55% for the nine months ended October 31, 2004 as compared to the same periods of the prior fiscal year. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD and related vertical industry products, to our 3D products such as Autodesk Inventor Series, Autodesk Revit Series, Architectural Desktop, Autodesk Map 3D and Autodesk Civil 3D. However, should sales of 2D products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

Net revenues for the Discreet Segment increased 31% to $41.6 million in the third quarter of fiscal 2005 from $31.8 million in the third quarter of fiscal 2004. The increase is due primarily to higher Advanced Systems sales and continuing growth in upgrade and subscription revenues for our 3ds max Animation product. The increase in Advanced Systems sales resulted in part from a refreshed product line, modest demand for our new linux-based products and strong demand for our new color grading solution, lustre. Net revenues for the nine months ended October 31, 2004 increased 16% to $113.0 million from $97.5 million in the same period of the prior fiscal year primarily due to growth in new seat and subscription revenues of our 3ds max Animation product and good growth in Advanced Systems sales.

The weaker value of the U.S. dollar, relative to international currencies, had a positive impact on net revenues in the first nine months of fiscal 2005. Had exchange rates from the prior year been in effect in fiscal 2005, translated international net revenues recognized in local currencies would have been $35.3 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To reduce this impact, we utilize foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

International sales accounted for approximately 61% of our net revenues in the third quarter of fiscal 2005 as compared to 62% in the same period of the prior fiscal year. International sales accounted for 64% of our net revenues in the nine months ended October 31, 2004 and 2003. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

Costs and Expenses

Cost of Revenues

	Three Months Ended October 31, 2004	Increase compared to prior year period		Three Months Ended October 31, 2003	Nine Months Ended October 31, 2004	Increase compared to prior year period		Nine Months Ended October 31, 2003
		$	%			$	%
	(in millions)
Cost of revenues:
License and Other	$39.2	$6.5	20%	$32.7	$112.9	$12.7	13%	$100.2
Maintenance	4.2	0.3	8%	3.9	12.6	1.9	18%	10.7

	$43.4	$6.8	19%	$36.6	$125.5	$14.6	13%	$110.9

As a percentage of net revenues	14%			16%	14%			17%

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

Cost of license and other revenues increased 20% during the three months ended October 31, 2004 and 13% during the nine months ended October 31, 2004, as compared to the same periods in the prior fiscal year, primarily due to increased volume and changes in product mix, offset in part by reduced royalty expenses for licensed technology embedded in our products.

Cost of maintenance revenues includes direct costs of our subscription program, amortization of capitalized software and overhead charges. Cost of maintenance revenues increased 8% during the three months ended October 31, 2004 and 18% during the nine months ended October 31, 2004, as compared to the same periods in the prior fiscal year primarily due to incremental direct program costs incurred as part of the expansion of the subscription program.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the geographic distribution of sales.

Marketing and Sales

	Three Months Ended October 31, 2004	Increase compared to prior year period		Three Months Ended October 31, 2003	Nine Months Ended October 31, 2004	Increase compared to prior year period		Nine Months Ended October 31, 2003
		$	%			$	%
	(in millions)
Marketing and sales	$113.2	$17.8	19%	$95.4	$327.5	$49.9	18%	$277.6
As a percentage of net revenues	38%			41%	37%			42%

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

The increase of $17.8 million in marketing and sales expenses when comparing the third quarter of fiscal 2005 with the third quarter of fiscal 2004 was due primarily to approximately $10.2 million of higher advertising, promotion and branding costs and approximately $6.7 million of increased commission, bonus and other incentive compensation expenses related to the increased sales volume.

The increase of $49.9 million in marketing and sales expenses when comparing the nine months ended October 31, 2004 with the nine months ended October 31, 2003 was due primarily to approximately $19.3 million of increased commission, bonus and other incentive compensation expenses related to the increased sales volume, approximately $20.5 million of higher advertising, branding and promotion costs as well as incremental costs related to a customer relationship management project.

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

Research and Development

	Three Months Ended October 31, 2004	Increase compared to prior year period		Three Months Ended October 31, 2003	Nine Months Ended October 31, 2004	Increase compared to prior year period		Nine Months Ended October 31, 2003
		$	%			$	%
	(in millions)
Research and development	$59.9	$6.9	13%	$53.0	$176.2	$22.0	14%	$154.2
As a percentage of net revenues	20%			23%	20%			24%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, depreciation of computer equipment used in software development and overhead charges.

The increase of $6.9 million in research and development expenses when comparing the third quarter of fiscal 2005 with the third quarter of fiscal 2004 was due primarily to approximately $3.1 million related to higher bonus accruals and benefits based on current financial performance, higher localization costs and incremental costs of approximately $2.3 million associated with purchased technology in our Manufacturing Solutions Division.

The increase of $22.0 million in research and development expenses when comparing the nine months ended October 31, 2004 with the nine months ended October 31, 2003 was due primarily to approximately $13.0 million related to higher bonus accruals and benefits based on current financial performance and incremental costs of approximately $3.3 million associated with purchased technology in our Manufacturing Solutions Division.

We expect that research and development spending will continue to be significant in future periods as we continue to invest in product development and continue to acquire new technology.

General and Administrative

	Three Months Ended October 31, 2004	Increase compared to prior year period		Three Months Ended October 31, 2003	Nine Months Ended October 31, 2004	Increase compared to prior year period		Nine Months Ended October 31, 2003
		$	%			$	%
				(in millions)
General and administrative	$26.8	$5.9	28%	$20.9	$76.9	$11.8	18%	$65.1
As a percentage of net revenues	9%			9%	9%			10%

General and administrative expenses include our finance, human resources, legal costs and overhead charges.

The increase of $5.9 million in general and administrative expenses when comparing the third quarter of fiscal 2005 with the third quarter of fiscal 2004 was due primarily to $2.4 million of stock compensation expense incurred in connection with the change in employment status of a senior executive officer. In addition, general and administrative expenses for the third quarter of fiscal 2004 included the effects of a $2.5 million reversal of a litigation reserve related to the Spatial matter (see Note 8. “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements).

The increase of $11.8 million in general and administrative expenses when comparing the nine months ended October 31, 2004 with the nine months ended October 31, 2003 was due primarily to approximately $9.4 million of higher bonus accruals and benefits based on current financial performance, $2.4 million of stock compensation expense incurred in connection with the change in employment status of a senior executive officer, offset in part by a reduction in IT-related expenses. In addition, general and administrative expenses for the nine months ended October 31, 2003 included the effects of a $2.5 million reversal of a litigation reserve related to the Spatial matter (see Note 8. “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements).

We plan to complete our restructuring activities by the end of fiscal 2005; however, we expect to incur incremental costs related to our assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 for fiscal 2005. As such, we expect that general and administrative expense, as a percentage of net revenues, will continue to be significant in future periods.

Restructuring and Other

	Three Months Ended October 31, 2004	Increase compared to prior year period		Three Months Ended October 31, 2003	Nine Months Ended October 31, 2004	Increase compared to prior year period		Nine Months Ended October 31, 2003
		$	%			$	%
	(in millions)
Restructuring and other	$2.9	$2.9	n/a	$—	$14.9	$14.9	n/a	$—
As a percentage of net revenues	1%				2%

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide having a total expected cost of $21.7 million, with $18.2 million attributable to one-time termination benefits and $3.5 million attributable to office closure costs. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005 and through attrition, we expect to achieve our targeted efficiencies with a lower level of involuntary terminations than originally anticipated; consequently, the expected total charges under the fiscal 2004 restructuring plan were reduced from a previous estimate of $37.0 million to the approximately $21.7 million noted above. As a result of the fiscal 2004 restructuring plan, we expect to realize pretax savings of approximately $8.7 million per quarter upon completion of the plan, resulting in an annual savings of approximately $34.8 million to be reflected across each on-going cost and expense line item in the consolidated statements of income. However, these savings are being used to fund various growth initiatives in-line with our corporate strategy; consequently, not all of these savings will directly reduce operating expenses. We expect that this plan will be completed by the end of fiscal 2005.

During the three months ended October 31, 2004, we recorded gross restructuring charges of $2.9 million under the fiscal 2004 restructuring plan. Of this amount, approximately $2.4 million related to headcount reductions and approximately $0.5 million related to the closure of facilities. During the nine months ended October 31, 2004, we recorded gross restructuring charges of $15.0 million under the fiscal 2004 restructuring plan. Of this amount, approximately $11.5 million related to headcount reductions and approximately $3.5 million related to the closure of facilities. Partially off-setting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure costs originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated.

There were no restructuring charges in the three months or nine months ended October 31, 2003.

For additional information regarding restructuring reserves, see Note 7, “Restructuring Reserves” and Note 11, “Segments,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Interest and investment income, net	$1,483	$1,370	$2,298	$4,549
Gains (losses) on foreign currency transactions	710	(369)	49	998
Write-downs of cost method investments	—	(35)	—	(61)
Realized gains on sales of marketable securities	176	431	543	1,461
Other income	432	408	4,506	1,200

	$2,801	$1,805	$7,396	$8,147

Interest and investment income for the nine months ended October 31, 2004 includes $2.8 million of foreign-based stamp taxes. During the second quarter of fiscal 2005, we determined that certain money market fund investments were subject to Swiss Transfer Stamp Taxes from the third quarter of fiscal 2001 through the second quarter of fiscal 2005 and that the impact of this adjustment was not material to previously reported periods. The investment income portion of the Interest and investment income, net line item fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

Other income includes $2.4 million received during the second quarter of fiscal 2005 as part of a court settlement related to legal proceedings with Spatial Corp. During October 2003, Spatial was ordered to reimburse Autodesk for attorneys’ fees and trial costs.

Provision for income taxes.

During the third quarter of fiscal 2005, Autodesk recognized a one-time income tax benefit of $15.5 million relating to the new tax legislation surrounding the DRD Legislation. This DRD Legislation, which was signed into law during the third quarter of fiscal 2005 as part of the American Jobs Creation Act of 2004, allows for the repatriation of certain foreign dividends at a rate lower than the 35% federal statutory rate. Because Autodesk believes that it will be able to repatriate foreign earnings under this DRD legislation, the deferred tax liability which was previously accrued on prior year foreign earnings was reduced, which resulted in a $15.5 million one-time income tax benefit. This one-time income tax benefit relates to the difference between the taxes previously provided on the earnings of a foreign subsidiary at the federal statutory tax rate and the lower rate afforded under the new DRD legislation.

Also, as a result of the Company’s resolution and closure of its Internal Revenue Service (IRS) audit for fiscal 2001 as well as the closure of certain state and foreign tax years, Autodesk recognized a current income tax benefit of approximately $8.9 million during the third quarter of fiscal 2005. This benefit reduced accrued income taxes at October 31, 2004.

Absent the impact of the one-time income tax benefits of $15.5 million relating to the DRD Legislation and $8.9 million related to income tax audit closures in the third quarter of fiscal 2005, our effective income tax rate was 20% percent in the nine months ended October 31, 2004 and 24% in the nine months ended October 31, 2003 absent the impact of the non-recurring tax benefit from the resolution of the Foreign Sales Corporation (“FSC”) issue in the second quarter of fiscal 2004. Autodesk reduced its projected tax rate in the third quarter of fiscal 2005 from 24% to 20% as a result of the new DRD legislation and our belief that current year foreign earnings of certain subsidiaries will be taxed at a rate lower than previously projected. As result, we recorded a cumulative catch-up adjustment of $4.3 million to our tax provision in the third quarter of fiscal 2005 to account for this reduction of the effective tax rate. The effective tax rate for fiscal 2005 is less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI”), research credits, tax-exempt interest, and the tax benefits from low-taxed foreign earnings and the DRD legislation. The effective tax rate for fiscal 2004 was less than the federal statutory rate of 35% due to the ETI, research credits and tax-exempt interest.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, research credits, tax-exempt interest, DRD election and changes in the tax law.

During the third quarter of fiscal 2005, following certain business changes, Autodesk completed an internal reorganization of the ownership of Autodesk Canada. As a result of the reorganization, Autodesk believes that it will be able to claim U.S. tax deductions for the remaining unamortized portion of the purchase price from the March 1999 acquisition of Discreet (now Autodesk Canada). The amount of the potential deferred tax asset arising from this reorganization is approximately $96.2 million, reflecting future U.S. tax amortization deductions of goodwill and other intangible assets. Autodesk determined that these tax benefits are not probable and has not yet recognized these benefits. Instead, the tax benefits arising from this reorganization will be recognized if and when the tax treatment is verified with tax authorities or such other factors occur that would permit a probable confidence level to be achieved.

Business Combinations

We acquire new technology or supplement our technology by purchasing businesses focused in specific markets or industries. During the nine months ended October 31, 2004, we acquired the following businesses:

Date	Company	Details
June 2004	DESC, Inc.	The assets acquired from DESC give Autodesk initial entry into the disaster response market with purpose-built applications developed around Autodesk MapGuide. The assets acquired were assigned to the Infrastructure Solutions Division of the Design Solutions Segment.
May 2004	Unreal Pictures	The acquisition of Unreal Pictures gives Autodesk complete access to a comprehensive character design software solution and a proven software development team. Autodesk integrated the Unreal Pictures technology (known as Character Studio) into the latest release of our 3ds max product in October 2004. The acquisition was assigned to the Discreet Segment.
April 2004	MechSoft.com, Inc.	The assets acquired from MechSoft complement Autodesk’s solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk plans to integrate key components of MechSoft’s technology into future versions of Autodesk Inventor Series. The assets acquired were assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

Liquidity and Capital Resources

At October 31, 2004, our principal sources of liquidity were cash and marketable securities totaling $518.0 million and net accounts receivable of $168.0 million. Cash flows from operating activities, together with the proceeds from stock issuances under our employee stock plans, continue to be our principal means of generating cash. Cash flows from operating activities have historically resulted from sales of our software products and changes in working capital accounts.

During the nine months ended October 31, 2004, we generated $229.4 million of cash from operating activities as compared to $101.0 million during the same period of fiscal 2004. Working capital sources of cash included increases in accrued compensation of $15.1 million related to bonus and other incentive compensation accruals as well as significant movements in our deferred taxes resulting from the DRD Legislation and future tax benefits associated with employee stock option exercises. Working capital uses of cash included decreases in accrued income taxes of $13.0 million.

During the nine months ended October 31, 2004, we generated $62.7 million of cash from investing activities compared to net cash used of $19.0 million during the same period of fiscal 2004. The net generation of cash from investing activities during the nine months ended October 31, 2004 was due to significantly higher net sales of available-for-sale marketable securities offset in part by slightly higher capital and other expenditures related to a customer relationship management (“CRM”) software implementation and business combinations as compared to the same period last year. A larger portion of our internal software application development costs were required to be capitalized under generally accepted accounting principles during the nine months ended October 31, 2004 which resulted in a reduction of our IT-related project expenses, included in general and administrative expenses in our Condensed Consolidated Statements of Income. A portion of marketable securities were liquidated to fund our repurchase of 21.7 million shares of our common stock, as discussed below.

We used $198.8 million in net cash for financing activities during the nine months ended October 31, 2004, compared to $40.7 million in the same period last year. The major financing uses of cash in both periods were for the repurchase of shares and the payment of dividends. During the nine months ended October 31, 2004, we repurchased 21.7 million shares for $400.1 million and during the same period of fiscal 2004 we repurchased 10.0 million shares for $81.1 million. Dividend payments were $10.1 million in the nine months ended October 31, 2004 and 2003. As mentioned previously, we announced we are discontinuing cash dividends after the dividend payable for the fourth quarter of fiscal 2005, expected to be paid in March 2005. Proceeds from the issuance of common stock under our stock option and stock purchase plans continue to be a principal source of cash from financing activities and amounted $211.5 million in the nine months ended October 31, 2004 and $50.5 million in the nine months ended October 31, 2003.

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

At October 31, 2004 approximately 23% of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States; the remaining balances are held with financial institutions outside the United States. As a result of the passage of the Dividends Received Deduction legislation in October 2004, we intend to repatriate cash earned by our foreign operations to the U.S. where we can more effectively manage our cash and invest in our business.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the nine months ended October 31, 2004 were the euro, Swiss francs, Canadian dollars, British pounds and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is, among other things, to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of the Company’s common stock. At October 31, 2004, approximately 12.3 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the three months ended October 31, 2004:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1-August 31	—		—	—		—
September 1-September 30	8,032	(1)	$22.86	8,032	(1)	12,349	(2)
October 1-October 31	—		—	—		—

Total	8,032		$22.86	8,032		12,349

(1)	Represents shares purchased in open-market transactions under the plan approved by the Board of Directors authorizing the repurchase of 32.0 million shares in December 2003. This plan, approved by the Board of Directors and announced in December 2003, does not have a fixed expiration date.

(2)	Amount corresponds to remaining shares available for repurchase under the plan approved by the Board of Directors in December 2003.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of October 31, 2004 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Material Changes in Contractual Obligations

We lease certain office facilities under noncancelable operating leases. In October 2004, we entered into a Third Amendment to a lease agreement with J.H.S. Trust for approximately 116,000 square feet of office space located at 111 McInnis Parkway, San Rafael, California. The office space serves as our corporate headquarters. The lease term will begin on January 1, 2005 and end on December 31, 2009. Autodesk has two options to extend the lease term for additional periods of five years each. The annual rent expenses during the initial lease term range from approximately $2.69 million in 2005 to approximately $2.97 million in 2009, which amounts include operating expenses and real estate taxes. There were no other material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the year ended January 31, 2004.

Stock Compensation

Option Program Description

Autodesk maintains two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are six expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors in December 2004. In addition to its stock option plans, the Company’s employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan. Autodesk does not have a practice of awarding stock options to consultants.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 82% of the options we granted during the nine months ended October 31, 2004 were awarded to employees other than the officers named in the table entitled “Summary Compensation Table” in our 2004 Proxy Statement. Options granted under our equity plans vest over periods ranging from one to five years and expire within ten years of the date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

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

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options for the named periods:

	Nine months ended October 31, 2004		Fiscal year ended January 31,
			2004	2003
Net grants during the period as % of outstanding shares (1)	3.6%		3.1%	3.1%
Grants to Named Executive Officers during the period as % of total options granted (2)	17.5	% (3)	11.7%	9.3%
Grants to Named Executive Officers during the period as % of outstanding shares	0.8%		0.7%	0.6%
Cumulative options held by Named Executive Officers as % of total options outstanding	24.1%		20.9%	18.0%

(1)	Net grants represent total option grants during the period less any shares returned to the plan as a result of cancellations.

(2)	Named Executive Officers in our 2004 Proxy Statement for the fiscal year ended January 31, 2004 included Mike Sutton who changed his employment status from an executive officer to part time employee in September 2004.

(3)	The executive officers, which includes the Named Executive Officers, generally receive option grants during the first fiscal quarter. Employee grants are made throughout the year.

General Option Information

Our stock option activity for the named periods is summarized as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
Options outstanding at January 31, 2003	19,115	58,890	$8.10
Granted	(12,921)	12,921	8.73
Exercised	—	(12,850)	7.24
Canceled	5,533	(6,025)	8.57
Additional shares reserved	8,167	—	—

Options outstanding at January 31, 2004	19,894	52,936	$8.40
Granted	(10,530)	10,530	16.24
Exercised	—	(21,735)	8.52
Canceled	2,310	(2,251)	9.12
Additional shares reserved	8,455	—	—

Options outstanding at October 31, 2004	20,129	39,480	$10.38

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our Common Stock at October 31, 2004 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). The closing price of our Common Stock on October 31, 2004 was $26.38 per share.

	Exercisable		Unexercisable		Total
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-Money	14,249	$8.02	25,230	$11.71	39,479	$10.38
Out-of-the-Money	—	—	—	—	—	—

Total Options Outstanding	14,249	$8.02	25,230	$11.71	39,479	$10.38

Option Grants in Last Fiscal Quarter

There were no options granted to the Named Executive Officers during the three months ended October 31, 2004.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans at October 31, 2004 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	32,641	$10.66	30,959	(2)
Equity compensation plans not approved by security holders (3)	6,839	$9.03	104

Total	39,480	$10.38	31,063

(1)	Included in these amounts are 0.2 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $8.49 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 10.9 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors during December 2004.

Descriptions of each of our compensation plans may be found in our 2004 Proxy Statement.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, failure to convert our 2D customer base to 3D products, distribution channel management, changes in sales compensation practices, the timing of large systems sales and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

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

Failure to comply with Section 404 of Sarbanes-Oxley Act of 2002 in a timely fashion may have a negative impact on investor confidence

Under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending January 31, 2005, we will be required to assess the effectiveness of our internal controls over financial reporting and report that our internal control over financial reporting is effective. Our auditors must conduct an audit to evaluate management’s assessment of the effectiveness of our internal control over financial reporting and both attest that management’s report is fairly stated and express an opinion on the effectiveness of internal control over financial reporting. To comply with Section 404, we have undertaken certain actions including a schedule of activities for the evaluation, test and remediation, if necessary, of our internal controls. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide their affirmative attestation and opinion as of fiscal 2005, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance. Although we believe we will be able to satisfy the requirements of Section 404 in a timely fashion, if we are unable to do so, we may be unable to assert that the internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. This may negatively impact investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

In addition, for certain of our products and services, we rely on third party hardware and services, like the workstations supplied by SGI. Financial difficulties, product line changes, or even failure of these third parties, like SGI, may impact our ability to deliver such products and services and, as a result, may adversely impact our business.

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

Because talented development personnel are in high demand, independent developers, including those who currently develop products for us in the United States and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-US jurisdictions with developing legal systems, may be adversely impacted by evolving employment, export and intellectual property laws, which could result in disruptions to product delivery schedules. Similarly, we may not be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could harm our business.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

(b)	Changes in internal control over financial reporting.

We continue to enhance our internal control over financial reporting by adding resources in key areas and bringing our operations up to the level of documentation, segregation of duties, systems security, and transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We routinely discuss and disclose these matters to the audit committee of our board of directors and to our independent auditors.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. Autodesk filed its opposition to Spatial’s appeal in August 2004. At the present time, the appeal has not been set for hearing by the appellate court. After reviewing the arguments made in the appeal, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com (“Buzzsaw”) in 2000. Autodesk acquired Buzzsaw in 2001. In the complaint, Nuvo alleges that Autodesk breached the contract by assigning the contract or rights under the contract to a third party without Nuvo’s prior consent. The complaint seeks unspecified damages and recovery of the amount in which Autodesk was unjustly enriched by the assignment. While Autodesk believes the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

On September 22, 2004, Plaintiff z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471, entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825, entitled “method for Securing Software to Decrease Software Piracy.” z4’s complaint alleges that Autodesk infringes the ‘471 patent and the ‘825 patent by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. z4 seeks unspecified compensatory damages, injunctive relief and fees and costs. Autodesk is currently investigating the allegations made in the complaint and intend to vigorously defend against it. Autodesk cannot determine the expected impact, if any, on its financial position, results of operations or cash flows at this time.

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

There were no sales of unregistered securities during the nine months ended October 31, 2004.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	Office lease between Registrant and the J.H.S Trust for 111 McInnis Parkway, San Rafael, CA, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2004

AUTODESK, INC. (Registrant)

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)