Form 10-K
period 2005-01-31
AUTODESK INC
filed 2005-03-31
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of July 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 227.8 million shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on July 30, 2004) was approximately $4.6 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, Registrant had outstanding approximately 228.0 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held June 23, 2005 are incorporated by reference in Part III of this Form 10-K. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 31, 2005.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed in this Annual Report, under “Risk Factors Which May Impact Future Operating Results.” Actual results may vary from those projected in the forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. A forward-looking statement is any statement that looks to future events, including any statements regarding the markets for our products in the future or the success of our products in these markets, as well as any statements of expectation, plans, strategies and objectives of management for the future and any statement of assumptions underlying any of the foregoing. In some cases, you can identify a forward looking statement by such terms as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1. BUSINESS

GENERAL

Autodesk is one of the world’s leading design software and services companies, offering customers progressive business solutions through powerful technology products and services. We help customers in the building, manufacturing, infrastructure and digital media sectors increase the value of their digital design data and improve efficiencies across their entire project lifecycle management processes. We provide a broad range of integrated and interoperable design software, Internet services, wireless development platforms and point-of-location applications that empower millions of users. Our software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

Our strategy is to deliver advanced solutions to leverage the digital design data created with Autodesk design tools, so as to improve our customers’ productivity throughout the creation, building, manufacture and management of the customers’ projects. To execute against this strategy, we are focused on delivering strong products on a frequent and predictable release cycle, strengthening our desktop position, migrating our customers to more advanced technologies, expanding in emerging geographies and capturing the lifecycle management market opportunity.

We are organized into two reportable operating segments: the Design Solutions Segment, which accounted for 87% of revenue in fiscal 2005, and the Discreet Segment, our Media and Entertainment Division, which accounted for 13% of revenue in fiscal 2005. A summary of our net revenues, and condensed results of operations for our business segments is found in Note 11, “Segments,” in the Notes to Consolidated Financial Statements.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers who design, build, manage and own building projects or manufactured goods and from the sale of civil engineering design software and mapping and geographic information systems technology to public and private users. The principal products sold by the Design Solutions Segment include AutoCAD and AutoCAD LT (2D design products), which accounted for 45% of our consolidated net revenues for fiscal 2005, and our 3D design products (Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D) which accounted for 14% of our consolidated net revenues for fiscal 2005. In addition to software products, the Design Solutions Segment offers a range of services including consulting, support and training.

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

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903. Our telephone number is (415) 507-5000. We maintain a Website at www.autodesk.com. Information on our website is not part of this Annual Report on Form 10-K. Investors can obtain copies of our SEC filings from this site free of charge as well as from the SEC Website at www.sec.gov.

PRODUCTS

Design Solutions Segment

The principal product offerings from the different divisions of the Design Solutions Segment are described below:

Platform Technology Division and Other

The Platform Technology Division and Other accounted for 57% of the Design Solutions Segment revenues and 50% of overall net revenues in fiscal 2005. The division’s principal product offerings include:

AutoCAD

AutoCAD software, which accounted for more revenue than any other product, is a customizable and extendable computer aided design (CAD) application for 2D drafting, detailing, design documentation and basic 3D design. AutoCAD provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction, to manufacturing, to process plant design and mapping. Architects, engineers, drafters and design related professionals use AutoCAD to create, manage and share critical design data.

In March 2005, we introduced the newest release of AutoCAD. AutoCAD 2006 enhances productivity through usability improvements to everyday drafting and documentation tools, bringing a new level of efficiency and effectiveness to users’ most common tasks. This release follows one year after the launch of AutoCAD 2005, which focused on workflow issues related to managing and sharing complete sets of drawings.

AutoCAD LT

AutoCAD LT software is used for 2D drafting and detailing by design professionals in all industries who require full DWG file format compatibility and document sharing without the need for software customization or 3D functionality. Users can share, with security, all design data with team members who use AutoCAD or Autodesk products built on AutoCAD.

Autodesk Buzzsaw

Autodesk Buzzsaw, offered by Autodesk Collaboration Services, is an online collaboration service that allows users to store, manage and share project documents from any Internet connection. The Autodesk Buzzsaw online work environment integrates a secure project hosting service with CAD-related software, tools and services. Users benefit from the ability to connect with their project team anytime, regardless of organizational or geographical boundaries.

Manufacturing Solutions Division

The Manufacturing Solutions Division accounted for 18% of Design Solutions Segment revenues in fiscal 2005. The division provides the mainstream manufacturing industry with comprehensive design and data management solutions enabling our manufacturing customers to rapidly adopt 3D design, create designs in a simple 2D/3D environment, manage design data for additional business processes, and share design data across the enterprise and with the supply chain. The division’s principal product offerings include:

Autodesk Inventor Series and Autodesk Inventor Professional

Autodesk Inventor Series and Autodesk Inventor Professional account for a significant portion of the Manufacturing Solution Division’s revenues. The Autodesk Inventor Series delivers Autodesk Mechanical Desktop, based on AutoCAD software, and Autodesk Inventor software, in one solution. Autodesk Inventor software is a 3D mechanical design creation tool that provides users a 3D assembly-centric solid modeling system and 2D drawing production system together with adaptive design functionality. Users benefit from on-demand large assembly segment loading, adaptive design, layout and assembly functionality for solving function before form, built-in collaboration and design management tools and AutoCAD file compatibility. Customers who purchase Autodesk Inventor Professional have access to additional specialized capabilities for efficiently creating wire harness and cabling, plus integrated finite element analysis.

AutoCAD Mechanical

AutoCAD Mechanical software offers 2D mechanical design and engineering tools that are seamlessly compatible with all AutoCAD-based applications.

Infrastructure Solutions Division

The Infrastructure Solutions Division accounted for 13% of Design Solutions Segment revenues in fiscal 2005. The division’s solutions enable our infrastructure customers to compile, analyze and maintain digital design and mapping information, manage physical infrastructure projects, and securely distribute information to remote locations. The division’s principal product offerings include:

Autodesk Map 3D

Autodesk Map 3D is the Autodesk solution for precision mapping and analysis in an integrated geographic information system (“GIS”) and CAD environment. It contains the complete AutoCAD toolset to enhance productivity, and also offers specialized functionality for creating, maintaining and producing maps and geospatial data.

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

Autodesk Civil 3D

Autodesk Civil 3D is the next generation design and drafting software that introduces dynamic, model-based design to the civil engineering industry. It enables customers to build intelligent, flexible models of civil engineering products and speeds the design by automating repetitive and tedious drafting tasks.

Building Solutions Division

The Building Solutions Division accounted for 12% of Design Solutions Segment revenues in fiscal 2005. The division’s solutions range from the most advanced technology for building information modeling (“BIM”) — a new paradigm for building design, documentation and construction — to the most widely adopted discipline-specific drawing solutions. Supporting information and management needs throughout the building lifecycle, Autodesk building industry solutions enable customers to eliminate inefficiencies in building design, construction and management. The division’s principal product offerings include:

Autodesk Architectural Desktop

Designed for architects and built on the familiar AutoCAD platform, Autodesk Architectural Desktop software supports existing 2D ways of working and lets users gradually introduce increasingly powerful industry-specific 3D features to save time and improve coordination. It offers flexibility in implementation, the efficiency of real-world 3D building objects and AutoCAD-based design and documentation productivity for architects.

Autodesk Revit Building and Autodesk AutoCAD Revit Series

Purpose-built for BIM, Autodesk Revit Building and Autodesk AutoCAD Revit Series software collects information about the building project and coordinates this information across all other representations of the project so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent, coordinated information from the same underlying building database. Autodesk Revit Building and Autodesk AutoCAD Revit Series software provides architects, design-build teams and other building industry professionals a complete architectural design and documentation system that works the way they think, increases coordination and quality and helps them improve their businesses.

Autodesk Building Systems

Autodesk Building Systems software provides integrated AutoCAD-based systems engineering design and analysis for improved productivity, accuracy and coordination. Users can get instant design feedback from the model to ensure coordination with architectural and structural designs, easily connect to third-party analysis applications with automated exchange of engineering data and reduce errors and design changes in the field by linking construction documents to the design model.

Discreet Segment

Discreet, our Media and Entertainment Division, has solutions which enable our digital media customers to extend digital content across the value chain, increase productivity and creativity, and distribute content across multiple mediums and formats. Discreet’s products include animating, compositing, finishing, color grading, media mastering and encoding, and workflow tools used for visual effects and editing. The principal product offerings from the Discreet Segment are discussed below:

3ds max

3ds max is a professional 3D modeling, animation and rendering software package providing advanced tools for character animation, next-generation game development, design visualization and visual effects production. Animators, designers and game developers benefit from the unified, object-oriented platform, customizable real-time interface, multiple-processor support and 3D graphics acceleration capabilities, as well as support for a wide range of plug-ins.

flame

flame, our flagship on-line visual effects system, is a creative solution that allows artists to craft visual effects for feature films, television commercials, music videos and broadcast promos at the highest resolutions from film to HD television. It offers the ability to interactively create, composite and edit highly challenging sequences that merge live action with computer-generated imagery using 3D graphics and mixed resolutions. Post-production facilities and broadcasters integrate flame within dedicated suites and networked environments.

inferno

inferno, our high-end on-line visual effects system, builds on the feature set of flame with film tools and increased image resolution and color control for digital film work, including film specific tools for grain management, wire and scratch removal and color calibration. It is tuned to provide high levels of feedback on large format imagery and is designed specifically for film and HD content.

smoke

smoke is an on-line, non-linear creative editing and finishing solution that enables editors to edit, conform and finish television commercials, broadcast programming and other content. Editors benefit from support for HD and standard definition resolutions, which offers a secure investment for HD mastering, as well as the ability to work in a 3D environment and compatibility with our flame and inferno systems.

Autodesk Subscription Program and Autodesk Upgrade Program

In addition to sales of new software licenses, we offer our customers two ways to migrate to the most recent version of our products. These programs are available for a majority of our Design Solution products as well as Discreet’s 3ds max. Under the Autodesk Subscription program, members who own the most recent version of the underlying product participate in a simplified upgrade process, feature-enhancing extensions, downloadable e-Learning courses and optional on-line support. Users benefit from incremental and new releases of the underlying product and extensions over one year and multi-year contract periods. Subscription program revenues are reported separately on our Consolidated Statements of Income as Maintenance revenue.

Under the current Autodesk Upgrade Program, a customer who is on a currently supported version of a product, which is generally the prior three versions, can upgrade to the latest release of the product. Typically, the cost to upgrade is based on a multiple of the number of versions the customer is upgrading.

PRODUCT DEVELOPMENT AND INTRODUCTION

We continue to enhance our product offerings and develop new products to meet changing customer demands. Research and development expenditures were $239.4 million or 19% of fiscal 2005 net revenues, $209.3 million or 22% of fiscal 2004 net revenues and $190.3 million or 23% of fiscal 2003 net revenues. Our software is primarily developed internally; however we do use independent contractors to supplement our development efforts. Additionally, we acquire products or technology developed by others by purchasing some or all of the assets or stock of the entity that held ownership rights to the technology. During fiscal 2005, approximately 6% of our total research and development expenditures were attributable to development work performed by a single independent contractor on behalf of our Manufacturing Solutions Division.

The majority of our basic research and product development is performed in the U.S. and Canada while translation and localization of foreign-market versions, as well as some product development, is performed by development teams or contractors in our local markets. We generally translate and localize our products into French, Italian, German, Spanish, Japanese and various Chinese dialects. Portions of product development, including some software development, localization, quality assurance and technical publications, are performed in Europe and Asia, including India, Singapore, China and the United Kingdom. We plan to significantly increase our product development operations in the Asia/Pacific region over the next several years, particularly in China.

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software, as well as changes in customer requirements and preferences. To keep pace with these changes, we maintain an aggressive program of new product development to address demands in the marketplace for our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. However, these investments may not result in sufficient revenue generation to justify their costs or our competitors may introduce new products and services that achieve acceptance among our current customers, either of which would likely adversely affect our competitive position.

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

Independent firms and contractors perform some of our product development activities. Because talented development personnel are in high demand, these independent firms and contractors may not be able to provide development support to us in the future. In addition, we license some technology from third parties. Use of this licensed technology may be restricted in ways that negatively affect our business. We may not be able to obtain and renew existing license agreements on favorable terms, if at all, and any failure to do so would likely harm our business.

In addition, our business strategy has historically depended in part on our relationships with a network of third-party developers, who develop their own products that expand the functionality of our software. Some third-party developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. These disruptions could negatively impact these third-party developers and, in turn, end users, which could harm our business.

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

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise a significant portion of our consolidated net revenues. Economic weakness in any of the countries where we generate a significant portion of our net revenues would likely have a material adverse effect on our business. A summary of our financial information by geographic location is found in Note 11, “Segments” in the Notes to Consolidated Financial Statements.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a leveraged model, augmented by programs designed to address some specific needs directly. End users rely primarily on their resellers and distributors for technical support; however, we do provide certain direct support for our high-end Discreet Segment hardware systems. We support the resellers and distributors through technical product training, sales training classes, the Internet and direct telephone support. We also provide optional online support directly to end users through our subscription program and support content is also available on the Product Support portion of our Internet site. There are also a number of user group forums in which customers are able to share information.

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

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our backlog is primarily comprised of deferred revenue. Deferred revenue is derived from our subscription program, services and deferred license sales. Backlog also includes current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period. We typically experience temporarily higher levels of this component of backlog for quarters in which we retire a release of AutoCAD, as we did in the fourth quarter of fiscal 2005 and fiscal 2004. Aggregate backlog at January 31, 2005 and January 31, 2004 was approximately $226.2 million and $159.2 million, respectively, of which $32.0 million and $31.9 million related to current software license product orders which had not yet shipped at the end of each respective fiscal year. In accordance with usual trends, we anticipate a reduction of backlog, related to software license product orders which had not yet shipped, during the first quarter of fiscal 2006. We do not believe that backlog as of any particular date is indicative of future results.

COMPETITION

We compete with a variety of companies in different aspects of our business.

In our Design Solutions Segment, our primary global competitors include Dassault Systemes and its subsidiary SolidWorks Corporation, Parametric Technology Corporation, UGS Corp., Bentley Systems Inc. and Environmental Systems Research Institute, Inc. (ESRI). In our Discreet Segment, our primary competitors include Avid Technology, Alias Systems and Apple Computer.

In addition, in each of our markets, there are numerous regional and specialized software and services companies, with which we compete.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance capacity at progressively lower prices contributes to the ease of market entry. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, the availability of third-party application software is a competitive factor within all of our markets.

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

We believe that our future results depend largely upon our ability to offer new products and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

INTELLECTUAL PROPERTY AND LICENSES

We protect our intellectual property through a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions. Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Enforcement of copyrights against alleged infringers can sometimes lead to costly litigation and counterclaims. Our inability to protect our proprietary information could harm our business.

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

While we have recovered some revenues resulting from the unauthorized use of our software products, we are unable to measure the full extent to which piracy of our software products exists. We believe, however, that software piracy is and can be expected to be a persistent problem.

PRODUCTION AND SUPPLIERS

Production of our Design Solutions Segment and certain Discreet Segment software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include CD-ROMs which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Production is generally performed in leased facilities operated by us. Some product assembly is also performed by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

In addition, the Discreet Segment has historically relied on third-party vendors for the supply of hardware components used in its systems. Many of Discreet’s software products currently run on workstations manufactured by Silicon Graphics, Inc. (“SGI”). There are significant risks associated with this reliance on SGI and we may be impacted by unforeseen difficulties associated with adapting our products to future SGI products and the timing of the development and release of SGI products. We continue development of Discreet Segment products for use on alternative platforms (e.g. linux) to help mitigate these risks.

EMPLOYEES

As of January 31, 2005, we employed 3,477 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by worker councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks that possible further government instability or regulation unfavorable to foreign owned businesses could negatively impact our business in the future.

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

BUSINESS COMBINATIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date	Company	Details
June 2004	DESC, Inc.	The assets acquired from DESC give Autodesk initial entry into the disaster response market with purpose-built applications developed around Autodesk MapGuide. The assets acquired were assigned to the Infrastructure Solutions Division of the Design Solutions Segment.

May 2004	Unreal Pictures	The acquisition of Unreal Pictures gives Autodesk complete access to a comprehensive character design software solution and a proven software development team. Autodesk integrated the Unreal Pictures technology (known as Character Studio) into the latest release of our 3ds max product in October 2004. The acquisition has been integrated into the Discreet Segment.

April 2004	MechSoft.com, Inc.	The assets acquired from MechSoft complement Autodesk’s solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk plans to integrate key components of MechSoft’s technology into future versions of Autodesk Inventor Series. The assets acquired were assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

March 2003	VIA Development Corporation	The acquisition of certain assets of VIA Development Corporation provided us with electrical schematics, wire diagram, and controls engineering automation technology. This acquisition has been integrated into our Manufacturing Solutions Division of the Design Solutions Segment.

February 2003	Linius Technologies, Inc.	The acquisition of certain assets of Linius Technologies, Inc. brought us technology that allows a wire harness designer to create 3D prototypes in our Autodesk Inventor Professional product. This acquisition has been integrated into our Manufacturing Solutions Division of the Design Solutions Segment.

December 2002	truEInnovations, Inc.	This acquisition brought us file and data management software that has been integrated into our Autodesk Inventor Series environment. The truEInnovations, Inc. acquisition has been integrated with our Manufacturing Solutions Division of the Design Solutions Segment.

September 2002	CAiCE Software Corporation	This acquisition allowed us to expand our presence in the transportation software market as well as enhance our core civil design industry business. The CAiCE acquisition has been integrated with our Infrastructure Solutions Division of the Design Solutions Segment.

April 2002	Revit Technology Corporation	This acquisition provided us with parametric building information modeling technology and provides us with potential next generation technology. The Revit acquisition has been integrated with our Building Solutions Division of the Design Solutions Segment.

For additional information on each of the acquired businesses described above, see Note 8, “Business Combinations” in the Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.autodesk.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

We lease approximately 1,237,000 square feet of office space in 89 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and the principal offices for domestic marketing, sales and development are located in leased office space in San Rafael, California. Our San Rafael facilities consist of approximately 290,000 square feet under leases that have expiration dates ranging from 2005 to 2009. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition and are operating at capacities averaging 85% occupancy worldwide. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 5, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments.

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

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com in 2000. In March 2005, the parties entered into a settlement agreement resolving all claims and counterclaims among them. The resolution of this matter will not materially affect our future results of operations, cash flows or financial position.

On September 22, 2004, Plaintiff z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471, entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825, entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleges that Autodesk infringes the ‘471 patent and the ‘825 patent by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. z4 seeks unspecified compensatory damages, injunctive relief and fees and costs. We believe the allegations made in the complaint have no merit and intend to vigorously defend against the case. While Autodesk believes the ultimate resolution of this case will not have a material effect on our financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of January 31, 2005 regarding our executive officers:

Name	Age	Position
Carol A. Bartz	56	Chairman of the Board, Chief Executive Officer and President
Carl Bass	47	Chief Operating Officer
George M. Bado	50	Senior Vice President, Worldwide Sales and Consulting
Jan Becker	51	Senior Vice President, Human Resources and Corporate Real Estate
Alfred J. Castino	52	Senior Vice President and Chief Financial Officer
Marcia K. Sterling	61	Senior Vice President, General Counsel and Secretary

Carol A. Bartz joined Autodesk in April 1992 and serves as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is a director of Cisco Systems, Inc., Network Appliance, Inc. and BEA Systems, Inc. Prior to joining Autodesk, Ms. Bartz held various positions at Sun Microsystems, Inc., including Vice President, Worldwide Field Operations from July 1990 through April 1992.

Carl Bass joined Autodesk in September 1993 and serves as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. Mr. Bass is a director of Serena Software, Inc.

George M. Bado joined Autodesk in October 2002 and serves as Senior Vice President, Worldwide Sales and Consulting. From October 2002 to October 2004 Mr. Bado served as Vice President, DSG Worldwide Sales. Prior to joining Autodesk, Mr. Bado served as a consultant to the Board of Directors of ChipData, Inc., a venture backed start up involved in electronic design verification from May 2002 to October 2002. Prior to this, Mr. Bado was Executive Vice President, Sales and Consulting for Innoveda, Inc., an electronic design automation software company, from July 2001 to April 2002 (Innoveda, Inc. was acquired by Mentor Graphics Corporation in April 2002) and from March 2000 to June 2001 was Executive Vice President, Operations for Centric Software, Inc., a product lifecycle management solutions company. Prior to this, Mr. Bado served as Senior Vice President, World Trade at Mentor Graphics Corporation, a hardware and software design software company, where he worked from September 1988 to November 1999.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years. These share prices were adjusted for the two-for-one stock split that was effective for holders of record on December 6, 2004.

	High	Low
Fiscal 2005
First Quarter	$17.48	$12.49
Second Quarter	$21.37	$15.55
Third Quarter	$26.36	$18.11
Fourth Quarter	$38.55	$26.83

	High	Low
Fiscal 2004
First Quarter	$8.15	$6.52
Second Quarter	$8.37	$6.95
Third Quarter	$9.68	$7.29
Fourth Quarter	$13.21	$9.63

Dividends

Adjusted for the stock split in December 2004, we paid quarterly dividends of $0.015 per share in fiscal 2005 and 2004 to Autodesk stockholders. Effective after the dividend for the fourth quarter of fiscal 2005 (to be paid in April 2005), we have discontinued our quarterly cash dividend.

Stockholders

As of January 31, 2005 the number of common stockholders of record was 732. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to earnings per share caused by the issuance of stock under our employee stock plans and to effectively utilize excess cash generated from the business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At January 31, 2005, approximately 32.2 million shares remained available for repurchase under the existing repurchase authorization. See Note 6, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock during the three months ended January 31, 2005:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – November 30	448		$32.29	448		35,937
December 1 - December 31	3,752		35.15	3,752		32,185
January 1 - January 31	—		—	—		—

Total	4,200	(1)	$34.84	4,200	(1)	32,185	(2)

(1)	Represents shares purchased in open-market transactions under the plan approved by the Board of Directors in December 2003 authorizing the repurchase of 32.0 million shares. This plan, announced in December 2003, does not have a fixed expiration date.
(2)	Of this amount, 8.2 million shares correspond to remaining shares available for repurchase under the plan approved by the Board of Directors in December 2003 and 24.0 million shares correspond to the plan approved by the Board of Directors in December 2004 authorizing the repurchase of up to an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The financial data for the years ended January 31, 2005, 2004 and 2003 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended January 31, 2002 and 2001 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
For the Fiscal Year
Net revenues	$1,233,767	$951,643	$824,945	$947,491	$936,324
Income from operations(1)	234,873	106,237	24,962	98,174	140,014
Net income(1)(2)(3)	221,508	120,316	31,904	90,313	93,233
At Year End
Total Assets	$1,142,204	$1,017,160	$883,650	$902,444	$807,759
Long-term liabilities	16,658	10,595	4,414	2,479	1,208
Common stock data
Basic net income per share	$0.98	$0.54	$0.14	$0.41	$0.41
Diluted net income per share	0.90	0.52	0.14	0.40	0.40
Dividends paid per share	0.06	0.06	0.06	0.06	0.06

(1)	Fiscal 2005, 2004, 2003 and 2002 results were impacted by restructuring and other charges of $26.7 million, $3.2 million, $25.9 million and $33.6 million, respectively. See Note 9, “Restructuring Reserves” in the Notes to Consolidated Financial Statements for further discussion.
(2)	Fiscal 2005, 2004 and 2003 results were impacted by tax benefits of $24.4 million, $26.7 million and $3.8 million, respectively. See Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion. Fiscal 2002 results were also impacted by a one-time non-cash gain of $9.5 million related to the dissolution of an affiliate.
(3)	Fiscal 2002 and 2001 results were impacted by goodwill amortization charges of $19.9 million and $24.3 million, respectively. See Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with our overall strategy and the strategy for our major business units to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 21, we discuss our Results of Operations for fiscal 2005 compared to fiscal 2004 and for fiscal 2004 compared to fiscal 2003, beginning with an Overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1: “Business,” Item 6: “Selected Financial Data,” and Item 8: “Financial Statements and Supplementary Data.”

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding anticipated operating expenses, both in absolute dollars and as a percentage of revenues, future growth opportunities, anticipated future net revenues, revenue mix, costs and expenses, operating margins, allowance for bad debts, level of product returns, planned annual release cycles and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission.

Strategy

Our goal is to be the world’s leading design software and services company for the building, manufacturing, infrastructure, media and entertainment, and wireless data services fields. Our focus is to help customers create, manage and share their data and digital assets more effectively and improve efficiencies across the entire lifecycle management processes.

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

We have created a large global community of resellers, third party developers and customers, allowing us broad reach into volume markets. Our reseller network is extensive, and provides our customers with global resources for the purchase, support and training of our products in an effective and cost efficient manner. We have a significant number of registered third party developers, creating products that run on top of our products, further extending our reach into volume markets. Our installed base of millions of users has made Autodesk products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing work force, reducing the cost of training for our customers.

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release, and we have increased the frequency of our releases. Beyond our base design products, we develop products addressing specific vertical market needs. In addition, we believe that migration from our 2D products to our higher priced 3D products presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D products as expected, and sales of our 2D products decrease without a corresponding conversion of customer seats to 3D products, we would not realize the growth we expect and our business would be adversely affected.

We believe the richer design data created by our 3D products requires better design information management tools, also known as lifecycle management. We believe that for each author of design information, there are five to 10 users of that information downstream. As a result, we are developing and introducing products that will allow downstream users, both within and external to our customer enterprises, to manage and share their designs. Our large installed base provides a unique opportunity to sell additional products to design and engineering departments and to expand our customer base from these design and engineering departments to adjacent departments and into the supply chain.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China, India, Eastern Europe and South America, present significant growth opportunities for the Company. In support of our growth efforts in China, we opened our China Application Development Center during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center both develops products for the worldwide market and develops products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. We believe our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas, such as China, where software piracy is a substantial problem.

Another significant part of our growth strategy is based upon improving the installed base business model. A key element of this change is our ability to release major products on at least an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to the customer on a regular and timely basis. Annual releases also drive annual product retirement programs, thereby reducing the volatility of revenues we have experienced in the past, as both the release of the new version and retirement of the oldest supported version are currently planned to happen annually. Volatility may also be reduced through the Autodesk Subscription Program, as revenue is recognized ratably over the subscription contract period.

We are continually focused on improving productivity and efficiency in all areas of the Company. Doing so will allow us to increase our investment in growth initiatives and improve our profitability. During fiscal 2004, we conducted a rigorous study of our cost structure. Through the services of a major consulting firm, we benchmarked Autodesk metrics against averages of other companies including other leading software companies. As a result of the study, we undertook a restructuring plan that concluded at the end of fiscal 2005, began implementing certain productivity and efficiency initiatives throughout the Company and committed to continuous improvements in our productivity. During fiscal 2005, we increased our operating margin from 11% to 19%, while investing in growth initiatives. Longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

Autodesk generates significant cash flow. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans, mergers and acquisitions, investments in growth initiatives and through the end of fiscal 2005, a $0.015 per share quarterly dividend. The dividend was discontinued after the dividend for the fourth quarter of fiscal 2005, which will be paid in April 2005. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions are intended to provide adjacency to our current products and services, specific technology or expertise and rapid product integration. Additionally, we continue to invest in growth initiatives including lifecycle management and sales, and market and channel development.

Design Solutions Segment

The Design Solutions Segment consists of the following industry specific divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and Platform Technology Division and Other, which includes our Autodesk Consulting and Autodesk Collaboration Services.

For the Manufacturing Solutions Division, our focus is to enable our customers to rapidly adopt 3D design, create designs in a simple 2D/3D environment, manage design data for additional business processes and share design data across the enterprise with the supply chain. Our primary solution offering is the Autodesk Inventor Series, which delivers Autodesk Mechanical Desktop, based on AutoCAD software, Autodesk Inventor, a 3D mechanical design software product with built in collaboration and design management tools, and Autodesk Vault, an integrated engineering data management solution, that helps design teams organize and reuse designs by consolidating product information and reducing the need to re-create designs from scratch.

For the Infrastructure Solutions Division, our focus is to enable our customers to compile, analyze and maintain digital design information, manage physical infrastructure projects and securely distribute information to remote locations. Our primary offerings are Autodesk Map 3D for precision mapping and geographic information system analysis in the AutoCAD environment, Autodesk Land Desktop, our land development design tool for the AutoCAD environment and Autodesk Civil 3D, our design tool for the civil engineering industry.

For the Building Solutions Division, our focus is to enable our customers to create high quality designs and documentation, securely distribute digital design data, accurately estimate project costs, manage project workflow and securely collaborate with project team and downstream users. Our primary offerings are Autodesk Architectural Desktop, based on AutoCAD software, and Autodesk Revit Building. Autodesk AutoCAD Revit Series includes a complete architectural design and documentation platform supporting all phases of design and all the architectural drawings and schedules required for a building project, and AutoCAD in one solution.

For the Platform Technology Division our focus is on providing CAD design tools and technologies that allow our customers in multiple markets to create, manage, and share design data. Our primary offerings are AutoCAD and AutoCAD LT.

To address the emerging lifecycle management opportunities, we have released products in specific vertical markets, including:

•	Autodesk DWF Composer — helps to reduce errors, cycle times and costs by keeping the entire design review process digital. DWF Composer also helps facilitate team communication and productivity with tools built specifically for reviewing, marking up, and measuring 2D and 3D designs without the original design creation software. The DWF file format is purpose-built to share complex design information while maintaining its integrity with file sizes that are often 1/10 the size of other file formats. Autodesk also provides a free DWF Viewer for users to view and print 2D and 3D designs published in the DWF format.

•	Autodesk Buzzsaw – a project collaboration service that allows users to manage multiple projects and communicate project information among all team members. Autodesk Buzzsaw provides viewing technology, customized views, and reporting features that provide a clear status of the entire project portfolio.

•	Autodesk Productstream — automates the release management and change order management allowing members of the extended team to access, review and add supporting data without overwriting the design data itself.

•	Autodesk Streamline — a hosted project management messaging service that enables companies to manage design and project data and share it with customers and suppliers anywhere in the world.

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

We believe that of our significant accounting policies, which are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

For multiple element arrangements that include software products, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when that element is sold separately or the price as set by management with the relevant authority. If we do not have VSOE of the undelivered element, we defer revenue recognition on the entire sales arrangement until all elements are delivered. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Allowance for Doubtful Accounts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts was $7.2 million and $9.7 million at January 31, 2005 and 2004, respectively.

Estimated allowances for doubtful accounts are determined based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts. The use of different estimates or assumptions could produce different allowance balances. While we believe our existing allowance for doubtful accounts is adequate and appropriate, additional reserves may be required should the financial condition of our customers deteriorate or as unusual circumstances arise.

Product Returns Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. Our product returns reserves were $15.3 million at January 31, 2005 and $19.0 million at January 31, 2004. Product returns as a percentage of applicable revenues were 4.1% in fiscal 2005, 5.4% in fiscal 2004 and 5.5% in fiscal 2003.

The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. During fiscal year 2005, we recorded a reserve for product returns of $34.6 million, which reduced our revenue.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

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

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. When assessing long-lived assets, we use undiscounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of the impairment charge. Impairment charges, if any, result in situations where the fair values of these assets are less than their carrying values.

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

Deferred Tax Assets. We currently have $119.3 million of net deferred tax assets, mostly arising from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $306.0 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Autodesk is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The Company’s effective tax rate is based on expected income, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions on a worldwide basis. The Company believes its tax positions, including intercompany transfer pricing policies are consistent with the tax laws in the jurisdictions in which it conducts its business. It is possible that these positions may be challenged which may have a significant impact on the Company’s effective tax rate.

Restructuring Expenses. During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. As a result of these restructuring activities, which we completed by the end of fiscal 2005, and through attrition, we achieved our targeted efficiencies with a lower level of involuntary terminations than originally anticipated; consequently, the total charges under the fiscal 2004 restructuring plan were $27.5 million, as compared to the $37.0 million originally estimated.

During fiscal 2005, we recorded net restructuring charges of $26.7 million of which $19.8 million related to employee termination costs under the fiscal 2004 restructuring plan, $3.9 million related to the closure of facilities under the fiscal 2004 restructuring plan and $3.0 million related to office closures effected during previous years. The office closure costs were based upon the projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers as well as management judgments and were based on assumptions for each of the real estate markets where the leased offices were located. If real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during each of fiscal 2005, 2004 and 2003; we therefore recorded additional charges as a result of the inability to sublease abandoned offices. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

Stock Option Accounting. We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant. We disclose in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements the expense consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”). The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models which require the input of highly subjective assumptions, including the expected life of the option and expected future volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. Had we recorded compensation expense from stock option grants, our net income would have been substantially less. Upon adoption of Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in the third quarter of fiscal 2006 (see “Recently Issued Accounting Standards” below), our operating margins and net income will be adversely affected.

Legal Contingencies. As described in Item 3, “Legal Proceedings” and Note 5, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” (“SFAS 123R”) which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. This statement is effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R starting in the third quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts for fiscal 2005, 2004 and 2003, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“FSP 109-2”).” See “Provision for income taxes” under “Results of Operations” on page 27 and Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements for further description of the effects on the financial statements of FSP 109-2.

In March 2004, the FASB issued Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The required disclosures are included in Note 3, “Financial Instruments,” in the Notes to Consolidated Financial Statements. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. Autodesk is currently assessing the impact of SAB 107 on our implementation and adoption of SFAS 123R.

Overview of Fiscal 2005 Results of Operations

(in thousands)	For the year ended January 31, 2005	As a % of Net Revenues	For the year ended January 31, 2004	As a % of Net Revenues
Net Revenues	$1,233,767	100%	$951,643	100%
Cost of revenues	169,443	14%	148,128	16%
Operating expenses excluding restructuring charges	802,751	65%	694,095	73%
Restructuring	26,700	2%	3,183	—

Income from Operations	$234,873	19%	$106,237	11%

For fiscal 2005 our primary goals were to deliver another series of market-leading products and solutions to our customers to drive revenue growth and market share gains, while increasing our profitability to an annual operating margin of 18 to 20% by fiscal 2006. We achieved both goals. Our fiscal 2005 product releases offered continued advancements in design and authoring productivity as well as project lifecycle management capability. Our operating margin for fiscal 2005 was 19%. Excluding the impact of our restructuring charge, which was 2% of net revenues, we exceeded our 18% to 20% target one year ahead of plan. In addition, as a result of planned continued revenue growth and our commitment to improve productivity, we believe we will continue to expand our operating margins in fiscal 2006, excluding the impact of employee stock compensation expense under SFAS 123R.

Our net revenues were 30% higher in fiscal 2005 as compared to fiscal 2004 primarily due to strong new seat, subscription and upgrade revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro. Compared to fiscal 2004, new seat revenues increased 38%, subscription revenues increased 54%, and upgrade revenues increased 12%. Revenue growth was driven more by volume growth than price increases due to the strength of our current product releases, particularly the AutoCAD 2005 family of products and Autodesk Inventor 9 products, and the announcement of our intention to retire the AutoCAD 2000i-based product series during early calendar 2005. Product retirements generally result in customer upgrades to a product series still supported by Autodesk.

As a result of our retirement cycle for the AutoCAD product series, which typically occurs during the fourth quarter of our fiscal year, our fourth quarters have higher than normal levels of product backlog. Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. During the first quarter of the next fiscal year, the component of product backlog attributable to product orders that have not yet shipped will decline significantly. Aggregate backlog at January 31, 2005 and January 31, 2004 was approximately $226.2 million and $159.2 million, respectively, of which $32.0 million and $31.9 million related to current software license product orders which have not yet shipped at the end of each respective fiscal year.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, China, Korea, Australia and Canada. The weaker value of the U.S. dollar, relative to foreign currencies, had a positive impact of $34.8 million on operating results in fiscal 2005 compared to fiscal 2004. Had exchange rates from fiscal 2004 been in effect during fiscal 2005, translated international revenue billed in local currencies would have been $51.1 million lower and operating expenses would have been $16.3 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues in future periods. To reduce this impact for the current quarter, we utilize foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

Our operating expenses, excluding restructuring, increased $108.7 million for fiscal 2005 as compared to fiscal 2004, but declined as a percentage of revenue. The increase is due primarily to higher commission and bonus costs, including related benefits and payroll taxes, resulting from our improved financial performance as well as higher marketing costs, offset in part by our efficiency initiatives and a reduction in salary expense due to our restructuring efforts. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. During fiscal 2006 we expect operating expenses, ignoring the impact of employee stock compensation expenses, to increase in absolute dollars but decline as a percentage of revenue as we balance investment in our growth opportunities with our focus on increasing profitability.

The required adoption of SFAS 123R in the third quarter of fiscal 2006 will result in increased employee-related expenditures related to the expensing of employee stock option grants and our employee stock purchase plan offering. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.

Throughout fiscal 2005, we maintained a strong balance sheet and generated $373.1 million of cash from our operating activities as compared to $220.1 million in the previous year. We finished the year with $532.7 million in cash and marketable securities, a higher deferred revenue balance and a relatively constant days sales outstanding position as compared to the previous year. Approximately 73% of the deferred revenues balance at January 31, 2005 consisted of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

(in millions)		Increase compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2005	$	percent	Fiscal 2004	$	percent	Fiscal 2003
Net Revenues:
License and Other	$1,057.1	$220.4	26%	$836.7	$87.8	12%	$748.9
Maintenance	176.7	61.8	54%	114.9	38.9	51%	76.0

	$1,233.8	$282.2	30%	$951.6	$126.7	15%	$824.9

Net Revenues by Geographic Area:
Americas	$510.9	$101.3	25%	$409.6	$35.4	9%	$374.2
Europe, Middle East and Africa	443.7	106.5	32%	337.2	73.8	28%	263.4
Asia Pacific	279.2	74.4	36%	204.8	17.5	9%	187.3

	$1,233.8	$282.2	30%	$951.6	$126.7	15%	$824.9

Net Revenues by Operating Segment:
Design Solutions	$1,077.3	$259.2	32%	$818.1	$114.6	16%	$703.5
Discreet	154.1	21.0	16%	133.1	13.7	11%	119.4
Other	2.4	2.0	* %	0.4	(1.6)	(80)%	2.0

	$1,233.8	$282.2	30%	$951.6	$126.7	15%	$824.9

Net Design Solutions Revenues:
Manufacturing Solutions Division	$199.5	$60.0	43%	$139.5	$20.7	17%	$118.8
Infrastructure Solutions Division	138.3	23.5	20%	114.8	13.5	13%	101.3
Building Solutions Division	124.3	44.0	55%	80.3	6.8	9%	73.5
Platform Technology Division and Other	615.2	131.7	27%	483.5	73.6	18%	409.9

	$1,077.3	$259.2	32%	$818.1	$114.6	16%	$703.5

*	Percentage is not meaningful

Fiscal 2005 Net Revenues Compared to Fiscal 2004 Net Revenues

Net revenues increased to $1,233.8 million in fiscal 2005 from $951.6 million in fiscal 2004. Net revenues increased in all three of our geographic areas, due primarily to strong subscription, new seat and upgrade revenues, coupled with the positive effects of changes in foreign currencies.

During the first part of fiscal 2004, customers in the industries we serve, particularly manufacturing, commercial construction and media and entertainment, were impacted by economic pressures in their own businesses, resulting in a difficult customer purchasing environment. However, by the end of fiscal 2004 and through fiscal 2005, we saw a lessening of these economic pressures.

License and other revenues for fiscal 2005 were $1,057.1 million as compared to $836.7 million in fiscal 2004. The increase was primarily due to increased new seat and upgrade revenues across all major products as a result of our new product releases and the announced retirement of the AutoCAD 2000i-based product series for early calendar 2005. Product retirements generally result in customer upgrades to a product series still supported by Autodesk. In addition, changes in foreign currencies had a positive impact on revenue. We expect significant upgrade revenues during fiscal 2006 as a result of new product releases across our divisions and the announcement of the January 2006 retirement of the AutoCAD 2002-based product series. The remaining installed base of the AutoCAD 2002 release at January 31, 2005 is significantly larger in size compared to the remaining installed base of the AutoCAD 2000i release at that same time last year. However, we expect upgrade revenue in future fiscal years to decline as more end-user customers migrate to our subscription program. Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues, consisting of revenues derived from the subscription program, were $176.7 million for fiscal 2005 as compared to $114.9 million for fiscal 2004. As a percentage of total net revenues, maintenance revenues were 14% and 12% for fiscal 2005 and fiscal 2004, respectively. Our subscription program, available to most customers worldwide, continues to attract new and renewal customers providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our newest releases and planned annual product release cycle and enhancements, such as Web support direct from Autodesk and e-learning. We expect maintenance revenues to continue to increase as a percentage of total net revenues.

Net revenues in the Americas increased 25% to $510.9 million in fiscal 2005 as compared to $409.6 million in fiscal 2004, largely due to strong new seat, upgrade and subscription revenue. Most of the first half of fiscal 2004 was impacted by the difficult selling environment experienced in the industries we serve. However, the later half of fiscal 2004 had strong upgrade and subscription revenues which carried into fiscal 2005.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased 32% to $443.7 million in fiscal 2005 from $337.2 million in fiscal 2004 due primarily to strong new seat, upgrade and subscription sales, as well as favorable exchange rates. Ignoring the effects of changes in foreign currencies during fiscal 2005, net revenues for EMEA increased approximately 20% in fiscal 2005 as compared to fiscal 2004.

Net revenues in Asia/Pacific increased 36% to $279.2 million in fiscal 2005 from $204.8 million in fiscal 2004. The increase in net revenues was due primarily to strong new seat, subscription and upgrade revenues as well as favorable exchange rates. Revenues for fiscal 2004 were adversely affected by the impact on our sales operations of concerns regarding severe acute respiratory syndrome (“SARS”) primarily during the second quarter of fiscal 2004. Ignoring the effects of changes in foreign currencies during fiscal 2005, net revenues for Asia/Pacific increased approximately 31% as compared to fiscal 2004.

For fiscal 2005, net revenues for the Design Solutions Segment were $1,077.3 million as compared to $818.1 million in fiscal 2004. The increase in net revenues in fiscal 2005 for the Design Solutions Segment was due primarily to strong new seat, upgrade and subscription revenues and favorable exchange rates. Revenue from upgrades and subscriptions combined accounted for 38% of Design Solutions Segment revenues for fiscal 2005 and 41% of Design Solutions Segment revenue for fiscal 2004. Maintenance revenue accounted for 16% of Design Solutions Segment revenue for fiscal 2005 and 14% of Design Solutions Segment Revenues for fiscal 2004. Although we have been shifting our focus to more vertically-oriented product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 45% of our consolidated net revenues for both fiscal 2005 and 2004. Net revenues for our 3D products increased approximately 69% for fiscal 2005 as compared to fiscal 2004. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD and related vertical industry products, to our higher priced 3D products such as the Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D. However, should sales of 2D products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

Net revenues for the Discreet Segment increased 16% to $154.1 million in fiscal 2005 from $133.1 million in fiscal 2004 primarily due to growth in new seat and subscription revenues of our 3ds max animation software, an entire product line refresh of our editing and effects systems during fiscal 2005 and favorable exchange rates. Net revenues from our advanced systems products were $110.4 million as compared to $91.9 million in fiscal 2004.

International sales accounted for 65% of our net revenues in fiscal 2005 as compared to 63% in the prior fiscal year. Ignoring the effects of changes in foreign currencies during fiscal 2005, international sales would have remained consistent at 63% of net revenues. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

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

License and other revenues for fiscal 2004 were $836.7 million as compared to $748.9 million in fiscal 2003. The increase was primarily due to increased upgrade revenues across all major products as a result of our new product releases and the announced retirement of the AutoCAD 2000-based product series for January 2004, as well as the positive impact of changes in foreign currencies.

Maintenance revenues, consisting of revenues derived from our subscription program, increased to $114.9 million for fiscal 2004 as compared to $76.0 million in fiscal 2003 as our subscription program continued to attract new customers. As a percentage of total net revenues, maintenance revenues were 12% and 9% for fiscal 2004 and fiscal 2003, respectively.

Net revenues in the Americas increased 9% to $409.6 million in fiscal 2004 as compared to $374.2 million in fiscal 2003. Despite the difficult selling environment experienced during most of the first half of fiscal 2004, the overall increase was primarily due to strong upgrade and subscription revenue during the third and fourth quarters of fiscal 2004.

Net revenues in the EMEA region increased 28% to $337.2 million in fiscal 2004 from $263.4 million in fiscal 2003 due primarily to strong upgrade and subscription sales and favorable exchange rates. Ignoring the effects of changes in foreign currencies during the year, net revenues for EMEA increased approximately 10% as compared to fiscal 2003.

Net revenues in Asia/Pacific increased 9% to $204.8 million in fiscal 2004 from $187.3 million in fiscal 2003. The increase in net revenues was due primarily to strong upgrade and subscription sales offset in part by the impact of severe acute respiratory syndrome (“SARS”), especially in the Greater China region, during the second quarter of fiscal 2004. Ignoring the effects of changes in foreign currencies during the year, net revenues for Asia/Pacific increased approximately 4% as compared to fiscal 2003.

For fiscal 2004, net revenues for the Design Solutions Segment were $818.1 million as compared to $703.5 million in fiscal 2003. Aggregate net revenues from sales of AutoCAD and AutoCAD LT products increased to $432.2 million in fiscal 2004 from $357.0 million in fiscal 2003. The increase in net revenues in fiscal 2004 for both the Design Solutions Segment and combined AutoCAD and AutoCAD LT products was due primarily to strong upgrade and subscription sales coupled with favorable exchange rates. Revenue from new seat licenses accounted for 50% of Design Solutions Segment fiscal 2004 revenues as compared to 65% for fiscal 2003 and upgrade revenue accounted for 27% of fiscal 2004 as compared to 15% for fiscal 2003. Maintenance revenue accounted for 14% of total Design Solutions Segment revenue for fiscal 2004 as compared to 11% in fiscal 2003. During fiscal 2004 and 2003, respectively, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 45% and 43% of our consolidated net revenues for fiscal 2004 and 2003, respectively. Net revenues for our 3D products increased approximately 10% for fiscal 2004 as compared to fiscal 2003.

Net revenues for the Discreet Segment increased to $133.1 million in fiscal 2004 from $119.4 million in fiscal 2003. This increase was due primarily to demand for new versions of our advanced systems products during early fiscal 2004, increased demand related to the release of a new generation of workstations by Silicon Graphics, Inc. (“SGI”) late in the third quarter of fiscal 2004 and increased revenue from the most recent version of our 3ds max product released at the end of the third fiscal quarter of fiscal 2004. Our advanced system products are generally sold as integrated solutions on workstations from SGI. Net revenues from our advanced systems products were $91.9 million during fiscal 2004 as compared to $80.1 million in fiscal 2003.

The weaker value of the U.S. dollar, relative to foreign currencies, had a positive impact on net revenues in fiscal 2004. Had exchange rates from fiscal 2003 been in effect in fiscal 2004, translated international revenue billed in local currencies would have been $57.8 million lower.

International sales accounted for approximately 63% of our net revenues in fiscal 2004 as compared to 61% in the prior fiscal year. Ignoring the effects of changes in foreign currencies during fiscal 2004, international sales would have remained consistent at 61% of net revenues.

Cost of Revenues

(in millions)		Increase compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2005	$	percent	Fiscal 2004	$	percent	Fiscal 2003
Cost of revenues:
License and other	$152.4	$19.7	15%	$132.7	$(3.0)	(2)%	$135.7
Maintenance	17.0	1.6	10%	15.4	5.3	52%	10.1

	$169.4	$21.3	14%	$148.1	$2.3	2%	$145.8

As a percentage of net revenues	14%			16%			18%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software, hosting costs and the labor cost of fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI for the Discreet Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased 15% or $19.7 million during fiscal 2005, as compared to fiscal 2004, due primarily to increased volume and changes in product mix and slightly higher royalty expenses for licensed technology embedded in our products. Cost of license and other revenues decreased 2% or $3.0 million during fiscal 2004, as compared to fiscal 2003, due primarily to changes in product mix.

Cost of maintenance revenues includes direct costs of our subscription program, amortization of capitalized software and overhead charges. Cost of maintenance revenues increased 10% during fiscal 2005, or $1.6 million as compared to fiscal 2004 due primarily to incremental direct program costs incurred as part of the expansion of the subscription program. Cost of maintenance revenues increased 52% during fiscal 2004, or $5.3 million as compared to fiscal 2003 primarily due to higher amortization of capitalized software related to underlying support systems and incremental direct program costs incurred as part of the expansion of the subscription program.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the geographic distribution of sales. In addition, we expect the impact of expensing employee stock-based compensation as required under SFAS 123R to further increase cost of sales in future periods.

Marketing and Sales Expenses

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2005	$	percent	Fiscal 2004	$	percent	Fiscal 2003
Marketing and sales	$461.9	$68.7	17%	$393.2	$35.5	10%	$357.7
As a percentage of net revenues	37%			41%			43%

Marketing and sales expenses include salaries, dealer and sales commissions, bonus, travel and facility costs for our marketing, sales, order processing, dealer training and support personnel and overhead charges. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales and promotional programs designed for specific sales channels and end users.

The increase of $68.7 million between fiscal years 2005 and 2004 was due primarily to approximately $40.2 million of increased commission, bonus and other incentive compensation expenses related to the increased sales volume, approximately $23.3 million of higher advertising, branding and promotion costs as well as costs related to a customer information and customer support software project, offset in part by restructuring-related cost savings.

The increase of $35.5 million between fiscal years 2004 and 2003 was due primarily to increased commission, bonus and other incentive compensation expenses of $21.3 million related to the increased sales volume as well as higher marketing costs related to new product introductions.

We expect to continue to invest in marketing and sales of our products to develop market opportunities and to promote our competitive position and as a result expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues. In addition, we expect the impact of expensing employee stock-based compensation as required under SFAS 123R to further increase sales and marketing expenses in future periods.

Research and Development Expenses

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2005	$	percent	Fiscal 2004	$	percent	Fiscal 2003
Research and development	$239.4	$30.1	14%	$209.3	$19.0	10%	$190.3
As a percentage of net revenues	19%			22%			23%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, contract development fees, purchased in-process technology, depreciation of computer equipment used in software development and overhead charges.

The increase of $30.1 million in research and development expenses between fiscal years 2005 and 2004 was due primarily to efforts to invest additional resources, made available through restructuring-related savings, in certain growth initiatives. Employee-related costs increased approximately $14.0 million in fiscal 2005 as compared to prior year, of which approximately $10.9 million related to higher bonus accruals and benefits based on financial performance. In addition, we incurred $1.4 million related to localization of new product releases and approximately $11.1 million for purchased in-process technology for our Manufacturing Solutions Division, of which $9.2 million related to technology purchased from one independent software developer. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use.

The increase of $19.0 million between fiscal years 2004 and 2003 was due to higher bonus accruals based on the year’s financial performance, higher costs associated with localizing our products for different markets worldwide and incremental development costs resulting from our acquisitions of Linius Technologies and Via Development Corporation during the first quarter of fiscal 2004.

We expect that research and development spending will continue to be significant in future periods as we continue to invest in product development and continue to acquire new technology and as a result of expensing employee stock-based compensation as required under SFAS 123R.

General and Administrative Expenses

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2005	$	Percent	Fiscal 2004	$	percent	Fiscal 2003
General and administrative	$101.4	$9.9	11%	$91.5	$11.1	14%	$80.4
As a percentage of net revenues	8%			10%			10%

General and administrative expenses include our finance, human resources, legal costs and overhead charges.

The increase of $9.9 million between fiscal years 2005 and 2004 was due primarily to approximately $7.8 million of higher bonus accruals and benefits based on financial performance, $2.4 million of stock compensation expense incurred in connection with the change in employment status of a senior executive officer, offset in part by a reduction in IT-related expenses and headcount reductions due to restructuring efforts. In addition, general and administrative expenses for fiscal 2004 included the effects of a $2.5 million reversal of a litigation accrual related to the Spatial matter (see Note 5, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion). During fiscal 2005, we incurred significant incremental costs related to our assessment of internal control over financial reporting as required by the Sarbanes-Oxley

Act of 2002 (“SOX”) for fiscal 2005. We estimate that we incurred approximately $6.0 million during fiscal 2005 and approximately $0.4 million in fiscal 2004 which include external consulting and auditing fees and internal employee costs. We expect that general and administrative expense, as a percentage of net revenues, will continue to be significant in future periods due to on-going costs related to SOX compliance.

The increase of $11.1 million between fiscal years 2004 and 2003 was due primarily to higher bonus accruals based on the year’s financial performance offset in part by the reversal of the Spatial legal accrual established in fiscal 2003.

In future periods, we expect general and administrative expenses to increase, in absolute dollars, as a result of the impact of expensing employee stock-based compensation as required under SFAS 123R.

Restructuring Charges

(in millions)		Increase compared to prior fiscal year			Decrease compared to prior fiscal year
	Fiscal 2005	$	percent	Fiscal 2004	$	percent	Fiscal 2003
Restructuring	$26.7	$23.5	734%	$3.2	$(22.7)	(88)%	$25.9

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide originally having a total expected cost of $37.0 million. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and throughout fiscal 2005 and through attrition, we achieved our targeted efficiencies with a lower level of involuntary terminations than originally anticipated; consequently, the total charges under the fiscal 2004 restructuring plan, completed by the end of fiscal 2005, were $27.5 million, rather than the $37.0 million estimate noted above. Of the $27.5 million, approximately $23.4 million related to involuntary employee termination costs and approximately $4.0 million related to office closure costs. As a result of the fiscal 2004 restructuring plan, we expect to realize pretax savings of approximately $9.3 million per quarter, resulting in an annual savings of approximately $37.0 million to be reflected across each on-going cost and expense line item in the consolidated statements of income. However, a portion of these savings are being used to fund various growth initiatives in-line with our corporate strategy; consequently, not all of these savings will directly reduce operating expenses but have helped contain cost increases across each expense category described above.

During fiscal 2005 we recorded net restructuring charges of $26.7 million, of which $23.7 million related to the fiscal 2004 restructuring plan. Of this amount, $19.8 million related to employee termination costs for 316 employees worldwide (186 in the United States and 130 outside the United States) and $3.9 million related to the closure of facilities. Also, we recorded net restructuring charges of approximately $3.0 million related to the fiscal 2002 restructuring plan for additional office closure costs originally established under the fiscal 2002 restructuring plan. Since the office closures in fiscal 2002, there has been a significant downturn in the commercial real estate market, particularly in areas of the United Kingdom where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts previously estimated.

During fiscal 2004, Autodesk recognized net restructuring charges of $3.2 million, of which $3.8 million related to the fiscal 2004 restructuring plan, $1.1 million related to additional office closure costs under the fiscal 2002 restructuring plan and reversals of the accrual for changes in estimates of $1.7 million related to underlying liabilities originally established under the fiscal 2002 and fiscal 2003 restructuring plans. Of the $3.8 million related to the fiscal 2004 plan, $3.6 million related to employee termination costs for 86 employees worldwide (71 in the United States and 15 outside the United States) and $0.2 million related to office closure costs. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs consisted of one-time termination benefits including severance benefits, medical benefits and outplacement costs. With respect to the $1.7 million of reversals, the underlying liabilities, primarily related to employee termination costs outside the United States, were ultimately settled for less than originally estimated.

During the third quarter of fiscal 2003 the Board of Directors approved the fiscal 2003 restructuring plan which resulted in the termination of 394 employees worldwide (184 in the United States and 210 outside the United States) and the closure of several additional international and domestic offices. This plan was designed to help further reduce operating expense levels as well as redirect resources to product development and other critical areas.

During fiscal 2003, Autodesk recognized net restructuring charges of $25.9 million, of which $18.3 million related to the fiscal 2003 restructuring plan, and $10.7 million related to additional costs associated with the fiscal 2002 restructuring plan, offset by a credit of $2.1 million resulting from accrual reversals and a credit of $1.0 million related to the reversal of the remaining restructuring charges related to the fiscal 2000 restructuring program. Of the $18.3 million related to the fiscal 2003 restructuring plan, $16.5 million related to employee termination costs and $1.8 million related to office closures. Of the $10.7 million associated with the fiscal 2002 restructuring plan, $1.2 million related to the further consolidation of certain European offices and the remaining $9.5 million resulted from changes to estimated accrued liabilities related to vacated facilities. During fiscal year 2003, we also reversed $2.1 million of accruals related to restructuring reserves established in fiscal 2002. The facility-related accruals were settled for less than originally estimated.

For additional information regarding the restructuring and other charges recorded over the past three fiscal years, see Note 9, “Restructuring Reserves”, in the Notes to Consolidated Financial Statements.

Interest and Other Income

The following table sets forth the components of interest and other income, net (in millions):

	2005	2004	2003
Interest and investment income, net	$7.2	$10.4	$9.4
Foreign-based stamp taxes	(2.8)	—	—
Gains on foreign currency transactions	0.8	3.3	1.7
Write-downs of cost method investments	—	(0.6)	(3.4)
Legal proceeding settlement	2.4	—	—
Net realized gains on sales of marketable securities	0.5	1.6	2.1
Other income	3.4	2.3	3.7

	$11.5	$17.0	$13.5

The investment income portion of the Interest and investment income, net line item fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

During the second quarter of fiscal 2005, we determined that certain money market fund investments were subject to $2.8 million of Swiss Transfer Stamp Taxes from the third quarter of fiscal 2001 through the second quarter of fiscal 2005. We determined that the impact of this adjustment was not material to previously reported periods.

Legal proceedings settlement includes $2.4 million received during the second quarter of fiscal 2005 as part of a court settlement related to legal proceedings with Spatial Corp. During October 2003, Spatial was ordered to reimburse Autodesk for attorneys’ fees and trial costs.

Interest income for fiscal 2004 includes $4.2 million related to a one time tax benefit realized during the second quarter of fiscal 2004 resulting from the favorable resolution with the IRS of an industry-wide issue regarding Foreign Sales Corporations.

Provision for income taxes

Absent the impact of the one-time income tax benefits of $15.5 million relating to the Dividends Received Deduction Legislation (“DRD Legislation”) and $8.9 million relating to income tax audit closures, our effective income tax rate was 20% in fiscal 2005, 24% in fiscal 2004 (absent the impact of the non-recurring tax benefit from the resolution of the Foreign Sales Corporation (“FSC”) issue and the closure of other tax audits) and 27% in fiscal 2003 (absent the impact of the non-recurring tax benefit from the IRS audit resolution for fiscal 1997-1999). The effective tax rate for fiscal 2005 is lower than the fiscal 2004 and 2003 tax rates primarily due to the new DRD Legislation and our belief that current year foreign earnings will be taxed at a rate lower than previously projected. The effective tax rate for fiscal 2005 is less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI”), research credits, tax-exempt interest, and the tax benefits from low-taxed foreign earnings and the DRD Legislation. The effective tax rate for fiscal 2004 was less than the federal statutory rate of 35% due to the ETI, research credits and tax-exempt interest.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, research credits, tax-exempt interest, DRD election and changes in the tax law which include, but not limited to, provisions such as the deduction for Domestic Production Activities.

During fiscal 2005, Autodesk recognized a one-time income tax benefit of $15.5 million relating to the new tax legislation surrounding the Dividends Received Deduction Legislation. This DRD Legislation, which was signed into law during the third quarter of fiscal 2005 as part of the American Jobs Creation Act of 2004, allows for the repatriation of certain foreign dividends at a rate lower than the 35% federal statutory rate. Because Autodesk believes that it will be able to repatriate foreign earnings under this DRD Legislation, the deferred tax liability which was previously accrued on prior year foreign earnings was reduced, which resulted in a $15.5 million one-time income tax benefit. This one-time income tax benefit relates to the difference between the taxes previously provided on the earnings of a foreign subsidiary at the federal statutory tax rate and the lower rate afforded under the new DRD Legislation. Also during fiscal 2005, the Company accrued $19.0 million of U.S. and foreign deferred taxes relating to current year foreign earnings which the Company intends to repatriate in fiscal 2006 under this DRD Legislation. The net tax expense represents the Company’s intention to repatriate approximately $248.0 million of foreign earnings accumulated through fiscal 2005 under this DRD Legislation.

Also, as a result of the Company’s resolution and closure of its Internal Revenue Service (“IRS”) audit for fiscal 2001 as well as the closure of certain state and foreign tax years, and the lapse of the statute of limitations with respect to certain federal, state, and foreign tax years, Autodesk recognized a current income tax benefit of approximately $8.9 million during fiscal 2005, which reduced accrued income taxes.

During fiscal 2005, following certain business changes, Autodesk completed an internal reorganization of the ownership of Autodesk Canada. As a result of the reorganization, Autodesk believes that it will be able to claim U.S. tax deductions for the remaining unamortized portion of the purchase price from the March 1999 acquisition of Discreet (now Autodesk Canada). The amount of the potential deferred tax asset arising from this reorganization is approximately $96.2 million, reflecting future U.S. tax amortization deductions of goodwill and other intangible assets. Autodesk determined that, at the present time, it is not probable that these tax benefits will be realized and accordingly has not yet recognized these benefits. Instead, the tax benefits arising from this reorganization will be recognized if and when the tax treatment is verified with tax authorities or such other factors occur that would permit a probable confidence level to be achieved.

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

Liquidity and Capital Resources

Our primary source of cash is receipts from revenue. The primary uses of cash are employee-related (compensation and related benefits), general operating expenses (marketing, facilities and overhead) and cost of revenues. In addition, we receive cash proceeds from the exercise of employee stock options and the purchase of employee stock purchase plan shares and use cash to repurchase outstanding Autodesk shares under our share repurchase program.

At January 31, 2005, our principal sources of liquidity were cash and marketable securities totaling $532.7 million and net accounts receivable of $196.8 million. During fiscal 2005, we generated $373.1 million of cash from operating activities as compared to $220.1 million in fiscal 2004. Working capital sources of cash included increases in accrued compensation of $51.3 million related to bonus and other incentive compensation accruals as well as a $51.4 million increase in current deferred revenues reflecting higher subscription sales. Working capital uses of cash included an increase of $30.0 million in accounts receivable primarily due to higher revenue. Our days sales outstanding improved to 50 days at January 31, 2005 compared to 51 days at the end of fiscal 2004. In addition, cash from operations benefited from the significant movements in our deferred taxes resulting from the DRD Legislation and future tax benefits associated with employee stock option exercises.

During fiscal 2005, we generated $175.6 million of cash from investing activities compared to net cash used of $59.0 million during fiscal 2004. The net generation of cash from investing activities during fiscal 2005 was due to significantly higher net sales of available-for-sale marketable securities offset in part by slightly higher capital and other expenditures related to business combinations and a customer information and customer support software implementation, as compared to fiscal 2004. This implementation is expected to provide us with improved operational efficiencies worldwide, enable strategic decision making and drive customer satisfaction and future sales. The total charges incurred in fiscal 2005 were $24.7 million, of which $20.5 million were capitalized. The total charges in fiscal 2004 were $7.6 million, of which $4.6 million were capitalized. We implemented the customer information and customer support software in certain geographies in March 2005 and expect to incur $5.6 million in fiscal 2006 to complete the implementation worldwide. A larger portion of our internal-use software application development costs, including those described above, were required to be capitalized under generally accepted accounting principles during fiscal 2005 which resulted in a reduction of our IT-related project expenses. Certain marketable securities were liquidated to fund our repurchase of 25.9 million shares of our common stock, as discussed below.

We used $317.7 million in net cash for financing activities during fiscal 2005, compared to $76.5 million during fiscal 2004. The major financing uses of cash in both periods were for the repurchase of our common stock and the payment of dividends. During fiscal 2005, we repurchased 25.9 million shares for $546.4 million and during fiscal 2004 we repurchased 18.1 million shares for $178.5 million. At January 31, 2005, approximately 32.2 million shares remained available for repurchase under the existing repurchase authorization of the Board of Directors. We expect to continue our stock repurchase programs. Dividend payments were $13.6 million in fiscal 2005 and $13.4 million in fiscal 2004. As announced in December 2004, we discontinued the payment of cash dividends after the dividend for the fourth quarter of fiscal 2005, which will be paid in April 2005. Proceeds from the issuance of common stock under our stock option and stock purchase plans continue to be a principal source of cash from financing activities and amounted to $242.2 million in fiscal 2005 and $115.4 million in fiscal 2004.

During fiscal 2004, we had a U.S. line of credit available that permitted unsecured short-term borrowings of up to $40.0 million. This credit facility expired in February 2004. We did not renew this facility as we believe our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated short-term and long-term cash requirements. Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.

At January 31, 2005 approximately 10% of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States; the remaining balances are held with financial institutions outside the United States. As a result of the passage of the Dividends Received Deduction Legislation in October 2004, we intend to repatriate up to $500 million of accumulated foreign earnings from our foreign operations to the U.S. during fiscal 2006, where we can more effectively manage our cash and invest in our business. For further discussion of the Dividends Received Deduction Legislation, see Note 4, “Income Taxes”, in the Notes to Consolidated Financial Statements. In addition, $14.3 million of our marketable securities at January 31, 2005 are reserved for deferred compensation.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during fiscal 2005 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at January 31, 2005.

	Payments due by period
(in millions)	Total	FY 2006	FY 2007-2008	FY 2009-2010	Thereafter
Operating lease obligations	$109.4	$31.8	$37.1	$17.9	$22.6
Purchase obligations	21.7	15.7	6.0	—	—

Total(1)	$131.1	$47.5	$43.1	$17.9	$22.6

(1)	Total does not include contractual obligations recorded on the balance sheet or certain purchase obligations as discussed below.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase orders or contracts for the purchase of supplies, services and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies, services or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however in most instances, the obligations under these contracts were not significant and the contracts contain clauses allowing for cancellation without significant penalty. In addition, we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenues, was $9.2 million, $8.6 million and $7.6 million in fiscal 2005, 2004 and 2003, respectively.

Principal commitments at January 31, 2005, consisted of obligations under operating leases for facilities and computer equipment, IT infrastructure costs, marketing costs, contractual development costs and certain capital expenditures related to the purchase and implementation of customer information and support management software and services.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

We provide indemnifications of varying scopes and certain guarantees, including limited product warranties. Historically, costs related to these warranties and indemnifications have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2005 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

Autodesk maintains two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are six expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors in December 2004. In March 2005, the Board of Directors approved a new stock plan, the 2006 Stock Plan, which effectively replaces the 1996 Stock Plan on February 1, 2006, subject to approval by the stockholders of the Company.

In addition to its stock option plans, the Company’s employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 84% of the options we granted during fiscal 2005 were awarded to employees other than our CEO and the four other most highly compensated officers. Options granted under our equity plans vest over periods ranging from one to five years and expire within ten years of the date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

All stock option grants to executive officers are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation and Human Resources Committee are independent directors, as defined by the listing standards of the Nasdaq National Market. See the “Report of the Compensation and Human Resources Committee of the Board of Directors” in our most recently filed Proxy Statement for further information concerning Autodesk’s policies and procedures regarding the use of stock options. Grants to our non-employee directors are non-discretionary and are pre-determined by the terms of the 2000 Directors’ Option Plan.

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

We derive a substantial portion of our net revenues from sales of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results.

In the Discreet Segment, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and could have a negative impact on our future operating results. In addition, Discreet’s Advanced Systems products rely primarily on workstations manufactured by Silicon Graphics, Inc. (“SGI”). Failure of SGI to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of the new accounting pronouncement, SFAS 123R, that will require us to record compensation expense for shares issued under our stock plans beginning in the third quarter of fiscal 2006 with a material impact on our results of operations, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, failure to convert our 2D customer base to 3D products, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually affected by a slow summer period, and the Asia/Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Failure to continue to increase operating margins through rigorous cost controls would negatively affect future profitability. Further, gross margins may be adversely affected if our sales of AutoCAD LT, upgrades and advanced systems products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), beginning with the Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

While we have determined in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, that our internal control over financial reporting is effective as of January 31, 2005, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Existing and increased competition may reduce our net revenues and profits.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance at progressively lower prices contributes to the ease of market entry. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in continued price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

We believe that our future results depend largely upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation and price.

Net revenues or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls, unexpected deviations in results of key performance metrics, and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; one-time events such as acquisitions, divestitures and litigation; and general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Rapid technological change, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our lifecycle management initiatives, and service offerings to address demands in the marketplace for increased connectivity and use of digital data created by computer-aided design software. As a result, we are transitioning to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Series or Autodesk Revit.

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

Disruptions with licensing relationships and third party developers could adversely impact our business.

We license certain key technologies from third parties. Licenses may be restricted in the term or the use of such technology in ways that negatively affect our business. Similarly, we may not be able to obtain or renew license agreements for key technology on favorable terms, if at all, and any failure to do so could harm our business.

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

As a result of our strategy of partnering with other companies for product development our product delivery schedules could be adversely affected if we experience difficulties with our product development partners.

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings.

Accordingly, our partnering strategy creates a dependency on such independent developers. Independent developers, including those who currently develop products for us in the United States and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-US jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

Our international operations expose us to significant regulatory, intellectual property, collections, exchange fluctuations, taxation and other risks, which could adversely impact our future net revenues and increase our net expenses.

We anticipate that international operations will continue to account for a significant portion of our consolidated net revenues and will provide significant support to our overall development efforts. Risks inherent in our international operations include the following: unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, greater difficulty in protecting intellectual property, possible future limitations upon foreign owned business, and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business.

Our international results will also continue to be impacted by economic and political conditions in foreign markets generally or in specific large foreign markets. These factors may adversely impact our future international operations and consequently our business as a whole.

Our risk management strategy uses derivative financial instruments in the form of foreign currency forward and option contracts, for the purpose of hedging foreign currency market exposures, during each quarter, which exist as a part of our ongoing business operations. These instruments provide us some protection against currency exposures for only the current quarter. Significant fluctuations in exchange rates between the U.S. dollar and foreign currency markets may adversely impact our future net revenues.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, in April 2004 we acquired certain assets of MechSoft.com, in May 2004 we acquired Unreal Pictures and in June 2004 we acquired certain assets of DESC Inc. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions, as well as business divestitures, may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments, acquisitions and divestitures may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. In addition, the changing distribution models resulting from increased focus on direct sales to strategic accounts or from two-tiered distribution may impact our reseller network in the future. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation, who accounted for 12% of fiscal 2005 consolidated net revenue. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

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

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock option grants to our employees. However, the FASB issued SFAS 123R which will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the third quarter of fiscal 2006. Such charges will negatively impact our earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenues, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency forward and option contracts to manage our foreign currency exposures that exist as part of our ongoing business operations, but such contracts do not extend beyond the current quarter. Contracts are primarily denominated in euro, Swiss Franc, Canadian dollar, British pounds and Japanese yen. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.

A sensitivity analysis, performed on our hedging portfolio as of January 31, 2005, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2005 would increase the fair value of our forward exchange and option contracts by $8.0 million. Conversely, a hypothetical 10% depreciation of the dollar from its value at January 31, 2005 would decrease the fair value of our forward exchange and option contracts by $6.2 million. These results are similar to the results of the sensitivity analysis performed on our hedging portfolio as of January 31, 2004, which indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2004 would have increased the fair value of our forward exchange and option contracts by $6.1 million and a hypothetical 10% depreciation of the dollar from its value at January 31, 2004 would have decreased the fair value of our forward exchange and option contracts by $4.1 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

At January 31, 2005, we had an investment portfolio of $15.0 million consisting of short term mutual fund balances which are not subject to interest rate fluctuations. These short-term mutual fund balances consist primarily of amounts held in a rabbi trust under deferred compensation arrangements. At January 31, 2004, we had an investment portfolio of fixed income securities, including those classified as security deposits, of $247.3 million. These securities were subject to interest rate fluctuations.

A sensitivity analysis was performed on our investment portfolio as of January 31, 2004. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points occurring in either six months or 12 months. For the six-month time horizon the market value changes for a 50, 100, or 150 basis point increase were reductions of $1.6 million, $3.1 million and $4.6 million, respectively. For the 12-month time horizon the market value changes for a 50, 100 or 150 basis point increase were reductions of $1.3 million, $2.7 million and $4.0 million, respectively.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Investments in privately-held businesses

We have an investment portfolio that includes minority equity investments in several privately-held technology companies, many of which are in the development stage. We account for these minority equity investments using the cost method of accounting because our ownership interests are less than 20% and we do not have the ability to exert significant influence on the investees. At January 31, 2004, the remaining net book value of these investments was reduced to zero. Write downs of our investments in privately-held businesses totaled $0.6 million in fiscal 2004 and $3.4 million in fiscal 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2005	2004	2003
	(in thousands, except per share data)
Net revenues:
License and other	$1,057,108	$836,737	$748,944
Maintenance	176,659	114,906	76,001

Total net revenues	1,233,767	951,643	824,945

Costs and expenses:
Cost of license and other revenues	152,446	132,727	135,687
Cost of maintenance revenues	16,997	15,401	10,123
Marketing and sales	461,932	393,234	357,667
Research and development	239,404	209,349	190,252
General and administrative	101,415	91,512	80,367
Restructuring	26,700	3,183	25,887

Total costs and expenses	998,894	845,406	799,983

Income from operations	234,873	106,237	24,962
Interest and other income, net	11,455	16,959	13,504

Income before income taxes	246,328	123,196	38,466
Provision for income taxes	(24,820)	(2,880)	(6,562)

Net income	$221,508	$120,316	$31,904

Basic net income per share	$0.98	$0.54	$0.14

Diluted net income per share	$0.90	$0.52	$0.14

Shares used in computing basic net income per share	227,036	222,993	226,070

Shares used in computing diluted net income per share	246,977	231,304	229,550

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2005	January 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$517,654	$282,249
Marketable securities	15,038	81,275
Accounts receivable, net	196,827	166,816
Inventories	12,545	17,365
Deferred income taxes	14,250	25,410
Prepaid expenses and other current assets	25,483	24,137

Total current assets	781,797	597,252
Marketable securities	—	165,976
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	191,656	206,319
Leasehold improvements	32,586	34,526
Less accumulated depreciation	(154,676)	(174,371)

Net computer equipment, software, furniture and leasehold improvements	69,566	66,474
Purchased technologies and capitalized software, net	9,319	19,378
Goodwill	166,628	160,094
Deferred income taxes, net	105,061	—
Other assets	9,833	7,986

	$1,142,204	$1,017,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,234	$52,307
Accrued compensation	144,145	92,830
Accrued income taxes	41,549	50,695
Deferred revenues	178,701	127,276
Other accrued liabilities	66,839	61,814

Total current liabilities	477,468	384,922
Deferred income taxes, net	—	7,849
Deferred revenues	15,528	—
Other liabilities	1,130	2,746
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none issued or outstanding at January 31, 2005 and 2004	—	—
Common stock and additional paid-in capital, $0.01 par value; 400,000 shares authorized; 227,611 shares outstanding at January 31, 2005 and 223,440 shares outstanding at January 31, 2004	625,225	473,673
Accumulated other comprehensive loss	(2,843)	(4,754)
Deferred compensation	(269)	(451)
Retained earnings	25,965	153,175

Total stockholders’ equity	648,078	621,643

	$1,142,204	$1,017,160

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2005	2004	2003
	(in thousands)
Operating activities
Net income	$221,508	$120,316	$31,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,949	50,292	48,844
Stock-based compensation expense	3,909	1,775	2,753
Write-downs of cost-method investments	—	596	3,436
Net loss on fixed asset disposals	556	—	940
Tax benefits from employee stock plans	116,856	—	—
Restructuring related charges, net	9,212	3,183	25,887
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(30,011)	(34,013)	8,202
Inventories	4,820	(5,081)	5,715
Deferred income taxes	(101,727)	9,684	38,990
Prepaid expenses and other current assets	(1,346)	4,465	7,657
Accounts payable and accrued liabilities	39,599	23,938	(63,623)
Deferred revenues	66,953	34,035	27,050
Accrued income taxes	(9,146)	10,893	(52,120)

Net cash provided by operating activities	373,132	220,083	85,635

Investing activities
Purchases of available-for-sale marketable securities	(259,615)	(421,540)	(837,560)
Sales and maturities of available-for-sale marketable securities	490,289	397,501	960,565
Business combinations, net of cash acquired	(11,750)	(5,150)	(145,231)
Capital and other expenditures	(40,835)	(25,852)	(36,103)
Purchases of software technologies and capitalization of software development costs	(1,565)	(4,230)	(3,656)
Other investing activities	(884)	279	(3,033)

Net cash provided by (used in) investing activities	175,640	(58,992)	(65,018)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	242,225	115,401	74,687
Repurchases of common stock	(546,408)	(178,463)	(64,817)
Dividends paid	(13,566)	(13,408)	(13,566)
Repayments on borrowings	—	—	(210)

Net cash used in financing activities	(317,749)	(76,470)	(3,906)

Effect of exchange rate changes on cash and cash equivalents	4,382	11,251	11,979

Net increase in cash and cash equivalents	235,405	95,872	28,690
Cash and cash equivalents at beginning of year	282,249	186,377	157,687

Cash and cash equivalents at end of year	$517,654	$282,249	$186,377

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock and additional paid-in capital		Comprehensive income	Accumulated other comprehensive income (loss)	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount
	(in thousands)
Balances, January 31, 2002	222,574	$458,135		$(19,972)	$(713)	$91,864	$529,314
Common shares issued under stock option and stock purchase plans	10,768	74,687					74,687
Options assumed in connection with an acquisition		5,353			(4,556)		797
Compensation expense related to stock options		(599)			3,084		2,485
Comprehensive income:
Net income			$31,904			31,904	31,904
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities, net of reclassification adjustments			753
Foreign currency translation adjustment			7,651

Other comprehensive income			8,404	8,404			8,404

Comprehensive income			$40,308

Dividends paid						(13,566)	(13,566)
Repurchase and retirement of common shares	(8,814)	(57,702)				(7,115)	(64,817)

Balances, January 31, 2003	224,528	479,874		(11,568)	(2,185)	103,087	569,208
Common shares issued under stock option and stock purchase plans	17,034	115,401					115,401
Compensation expense related to stock options		41			1,734		1,775
Comprehensive income:
Net income			$120,316			120,316	120,316
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities			(1,460)
Foreign currency translation adjustment			8,274

Other comprehensive income			6,814	6,814			6,814

Comprehensive income			$127,130

Dividends paid						(13,408)	(13,408)
Repurchase and retirement of common shares	(18,122)	(121,643)				(56,820)	(178,463)

Balances, January 31, 2004	223,440	473,673		(4,754)	(451)	153,175	621,643
Common shares issued under stock option and stock purchase plans	30,088	242,349			(124)		242,225
Compensation expense related to stock options		3,603			306		3,909
Tax benefits from employee stock plans		116,856					116,856
Comprehensive income:
Net income			$221,508			221,508	221,508
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities			(1,539)
Foreign currency translation adjustment			3,450

Other comprehensive income			1,911	1,911			1,911

Comprehensive income			$223,419

Dividends paid						(13,566)	(13,566)
Repurchase and retirement of common shares	(25,917)	(211,256)				(335,152)	(546,408)

Balances, January 31, 2005	227,611	$625,225		$(2,843)	$(269)	$25,965	$648,078

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

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

Examples of significant estimates and assumptions made by management involve the establishment of provisions for bad debts, product returns, the determination of the fair value of stock awards to employees for purposes of the pro forma disclosures within this Note 1 under “Employee Stock Compensation” and Note 7, “Employee and Director Benefit Plans”, realizability of deferred tax assets and long-lived assets, goodwill valuation, legal settlement reserves and the adequacy of office closure and employee termination-related restructuring accruals.

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

Forward Foreign Exchange Contracts (“Forwards”) and Option Contracts (“Options”)

Autodesk hedges a portion of its European, Asian and Canadian currency exposures in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options. These foreign currency instruments by policy have maturities of less than three months.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal 2004, the carrying value of these investments was reduced to zero.

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2005	2004
	(In thousands)
Trade accounts receivable	$224,062	$201,251
Less: Allowance for doubtful accounts	(7,153)	(9,654)
Less: Product returns, price adjustment and other reserves	(20,082)	(24,781)

	$196,827	$166,816

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

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer. Approximately 10% and 54% of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States at January 31, 2005 and 2004, respectively. Autodesk intends to utilize the repatriation provision of the American Jobs Creation Act of 2004 (see Note 4, “Income Taxes,” for further discussion).

Autodesk’s accounts receivable are derived from sales to a large number of direct customers, resellers and distributors in the Americas, Europe and the Asia/Pacific region. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. Tech Data Corporation, including their affiliates, accounted for 15% and 13% of gross accounts receivable at January 31, 2005 and 2004, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories consisted of the following as of January 31:

	2005	2004
	(in thousands)
Raw materials and finished goods	$8,256	$13,875
Demonstration inventory, net	4,289	3,490

	$12,545	$17,365

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimated excess and obsolete inventory levels in determining lower of cost or market.

Computer Equipment, Software, Furniture and Leasehold Improvements

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $36.2 million in fiscal 2005, $34.3 million in fiscal 2004 and $31.6 million in fiscal 2003.

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities and post-implementation activities.

Purchased Technologies and Capitalized Software

Costs incurred in the initial design phase of the development of software to be sold or licensed are expensed as incurred. Once the point of technological feasibility is reached, production costs (programming and testing) are capitalized. Certain acquired software-technology rights are also capitalized. Capitalized software costs are amortized using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, but not less than on a straight-line basis over the estimated economic life of the product, which range from 12 months to seven years. Amortization expense, which is included as a component of cost of revenues, was $15.7 million in fiscal 2005, $15.5 million in fiscal 2004 and $16.9 million in fiscal 2003.

Purchased technologies, capitalized software and the related accumulated amortization at January 31 were as follows (in thousands):

	2005	2004
Purchased technologies	$137,108	$133,041
Capitalized software	21,780	20,875

	158,888	153,916
Less: Accumulated amortization	(149,569)	(134,538)

Purchased technologies and capitalized software, net	$9,319	$19,378

The weighted-average amortization period for purchased technologies and capitalized software acquired during fiscal 2005 was 2.8 years.

Expected future amortization expense for purchased technologies and capitalized software for each of the fiscal years ended through January 31, 2009 is as follows (in thousands):

Year ending January 31,
2006	$5,203
2007	2,259
2008	1,175
2009	682

Total	$9,319

Goodwill

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Therefore, Autodesk no longer amortizes goodwill but instead tests it for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during the year ended January 31, 2005.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill during the two years ended January 31, 2005 are as follows (in thousands):

	Design Solutions	Discreet	Total
Balance as of January 31, 2003	$149,539	$6,406	$155,945
Linius acquisition goodwill	978	—	978
VIA acquisition goodwill	3,450	—	3,450
Other	(279)	—	(279)

Balance as of January 31, 2004	153,688	6,406	160,094
MechSoft acquisition goodwill	3,903	—	3,903
Unreal Pictures acquisition goodwill	—	1,159	1,159
DESC acquisition goodwill	1,720	—	1,720
Other	(248)	—	(248)

Balance as of January 31, 2005	$159,063	$7,565	$166,628

Other includes the effects of changes in foreign currencies and adjustments to goodwill resulting from changes in deferred tax liabilities established in connection with a stock compensation plan assumed in a business combination.

Impairment of Long-Lived Assets

Annually or sooner, as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. There was no impairment of long-lived assets during the year ended January 31, 2005.

During fiscal 2004 Autodesk identified an impairment related to certain intangible assets acquired in relation to the acquisition of the software division of Media 100, Inc. (“Media 100”) attributed to the Discreet Segment. Autodesk wrote down the remaining net book value of these intangibles by $1.8 million to an amount equal to the fair value of the Media 100-based products. This charge was recorded in cost of license and other revenues for the Discreet Segment of Autodesk.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from net operating losses, tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.

Employee Stock Compensation

Autodesk accounts for employee stock options using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As such, no compensation expense is recognized in Autodesk’s consolidated statements of income, other than for stock awards that have exercise prices less than the fair market value of Autodesk’s common stock at the date of grant.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both the annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the effect on net income and net income per share if Autodesk had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation. For purposes of computing pro forma net income, the estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended January 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income – as reported	$221,508	$120,316	$31,904
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	3,127	1,243	1,917
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(61,576)	(48,746)	(52,626)

Pro forma net income (loss)	$163,059	$72,813	$(18,805)

Net income (loss) per share:
Basic – as reported	$0.98	$0.54	$0.14

Basic – pro forma	$0.72	$0.33	$(0.08)

Diluted – as reported	$0.90	$0.52	$0.14

Diluted – pro forma	$0.67	$0.32	$(0.08)

The weighted average estimated fair value of stock options granted was $7.96 per share during fiscal 2005, $4.04 during fiscal 2004 and $3.91 during fiscal 2003. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2005	2004	2003
Volatility	0.51	0.56	0.60
Weighted-average estimated life	4.3 years	5 years	5 years
Weighted-average risk-free interest rate	3.6%	3.2%	3.0%
Dividend yield	0.3%	0.7%	0.8%

The weighted average estimated fair value of shares granted under the employee qualified stock purchase plan was $9.35 per share during fiscal 2005, $3.26 during fiscal 2004 and $2.86 during fiscal 2003. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2005	2004	2003
Volatility	0.43	0.47	0.54
Weighted-average estimated life	1.25 years	1.25 years	1.25 years
Weighted-average risk-free interest rate	2.2%	1.3%	1.7%
Dividend yield	0.3%	0.6%	0.8%

During the fourth quarter of fiscal 2005, Autodesk modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under the employee qualified stock purchase plan to account for modifications to employee withholdings and the two-year offering period of the plan. As a result of these changes, pro forma net income for fiscal 2004 was reduced by $3.4 million and pro forma net loss for fiscal 2003 was increased by $3.7 million.

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is probable. Autodesk’s revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Autodesk recognizes revenue as follows: Product sales, which include software licenses and any related hardware and peripherals, are recognized at the time of shipment to our distributors, resellers and direct customers, providing all other criteria for recognition of revenue have been met. In addition to product sales, Autodesk recognizes maintenance revenues from our subscription program and hosted service revenues ratably over the contract periods. Customer consulting and training revenues are recognized as the services are performed. In arrangements that include multiple software products and/or services, the Company allocates the total

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. VSOE is the price charged when that element is sold separately or the price as set by management with the relevant authority.

For reporting purposes, Autodesk reports revenue generated from the subscription program separately as maintenance revenue on the Consolidated Statements of Income. Revenue from all other sales types including product, consulting, training, hardware support, and hosting services, are reported as License and Other Revenue on the Consolidated Statements of Income. Revenue from the sales of our training, support and hosting services are immaterial for all periods presented.

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

Autodesk establishes reserves for product return and price adjustments. These reserves are based on historical experience of actual product returns and price adjustment rates, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. These reserves are recorded as a direct reduction of revenue and accounts receivable at the time the related revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $14.8 million in fiscal 2005, $11.7 million in fiscal 2004 and $9.8 million in fiscal 2003.

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” (“SFAS 123R”) which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. This statement is effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R starting in the third quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Employee Stock Compensation” within this Note 1 for the pro forma net income (loss) and net income (loss) per share amounts for fiscal 2005, 2004 and 2003, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“FSP 109-2”).” See Note 4, “Income Taxes,” for further description of the effects on the financial statements of FSP 109-2.

In March 2004, the FASB issued Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The required disclosures are included in Note 3, “Financial Instruments.” We will evaluate the impact of EITF 03-1 once final guidance is issued.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. Autodesk is currently assessing the impact of SAB 107 on our implementation and adoption of SFAS 123R.

Stock Splits

On November 16, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of December 6, 2004.

On March 14, 2002, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of April 4, 2002.

All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices of Autodesk’s common stock have been restated to reflect the effect of these stock splits.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 and 2003 balances to conform to the 2005 presentation. Autodesk previously reported amortization of purchased intangibles together with amortization of goodwill separately on our Consolidated Statements of Income. Given Autodesk no longer amortizes goodwill, and total amortization of purchased intangibles is not individually significant, Autodesk has included amortization of purchased intangibles in general and administrative expenses on our Consolidated Statements of Income. Amortization of purchased intangibles was $0.6 million, $0.5 million, and $0.3 million during fiscal 2005, 2004, and 2003, respectively.

Note 2. Net Income Per Share

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

	Year ended January 31,
	2005	2004	2003
	(In thousands)
Numerator:
Numerator for basic and diluted net income per share—net income	$221,508	$120,316	$31,904

Denominator:
Denominator for basic net income per share—weighted average shares	227,036	222,993	226,070
Effect of dilutive common stock options	19,941	8,311	3,480

Denominator for diluted net income per share	246,977	231,304	229,550

The computation of diluted net income per share does not include 0.3 million options for fiscal 2005, 16.4 million options for fiscal 2004 and 37.4 million options for fiscal 2003. Such options were excluded because the options had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive.

Note 3. Financial Instruments

Fair Values of Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2005		January 31, 2004
	Cost	Fair value	Cost	Fair value
	(In thousands)
Cash and cash equivalents	$517,654	$517,654	$282,249	$282,249
Marketable securities	15,038	15,038	244,729	247,251
Foreign currency option contracts	203	203	181	181

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months. Generally, Autodesk’s practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Forwards

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), have average maturities of less than three months. The forwards are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

The notional amounts of foreign currency contracts were $36.2 million at January 31, 2005 and $26.0 million at January 31, 2004. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars are recorded as other current assets and other accrued liabilities on our consolidated balance sheets.

The notional amounts of foreign currency option contracts were $52.4 million at January 31, 2005 and $42.0 million at January 31, 2004 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. There were $0.5 million net settlement losses recorded as net revenues during fiscal 2005 and no net settlement gains or losses during fiscal 2004 recorded as net revenues. Amounts associated with the cost of the options totaling $0.8 million during fiscal 2005 and $0.8 million during fiscal 2004 were recorded in interest and other income, net.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2005 and 2004:

	January 31, 2005
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term Mutual Funds	$15,038	$—	$—	$15,038

	January 31, 2004
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Short-term:
Municipal Bonds	$69,894	$132	$—	$70,026
Mutual Funds	11,249	—	—	11,249

	81,143	132	—	81,275

Long-term:
Municipal Bonds	163,586	2,390	—	165,976

	$244,729	$2,522	$—	$247,251

The short-term mutual fund balances include $14.3 million and $11.3 million of amounts held in a rabbi trust under deferred compensation arrangements as of January 31, 2005 and January 31, 2004, respectively. None of the Company’s investments were in an unrealized loss position at January 31, 2005 or January 31, 2004.

Gross gains realized on the sale of available-for-sale securities were $1.4 million in fiscal 2005, $1.9 million in fiscal 2004 and $2.3 million in fiscal 2003. Gross losses realized on the sale of available-for-sale securities were $0.9 million in fiscal 2005, $0.3 million in fiscal 2004 and $0.2 million in fiscal 2003. The cost of securities sold is based on the specific identification method. Proceeds from the sale of marketable securities were $301.6 million in fiscal 2005, $202.6 million in fiscal 2004, and $145.9 million in fiscal 2003.

Note 4. Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2005	2004	2003
	(In thousands)
Federal:
Current	$2,930	$(20,354)	$(38,377)
Deferred	(3,073)	16,856	42,660
State:
Current	8,445	819	(1,532)
Deferred	(2,742)	(4,121)	(561)
Foreign:
Current	12,422	11,536	7,112
Deferred	6,838	(1,856)	(2,740)

	$24,820	$2,880	$6,562

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax benefit recognized associated with dispositions from employee stock plans was $116.9 million in fiscal 2005 and was zero in both fiscal 2004 and 2003. Foreign pretax income was $183.5 million in fiscal 2005, $126.7 million in fiscal 2004, and $59.5 million in fiscal 2003.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

	Fiscal year ended January 31,
	2005	2004	2003
	(In thousands)
Income tax provision at statutory rate	$86,215	$43,119	$13,463
Foreign income taxed at rates different from the U.S. statutory rate	(30,643)	—	(1,861)
State income taxes, net of the federal benefit	2,121	(2,279)	(1,361)
Tax-exempt interest	(1,476)	(1,846)	(2,551)
Research and development tax credit benefit	(2,961)	(3,968)	(2,668)
Net income tax benefit from resolution of the Foreign Sales Corporation issue	—	(19,674)	—
Net income tax benefit from closure of income tax audits	(8,905)	(7,013)	(3,824)
Net income tax benefit from DRD Legislation on prior year foreign earnings	(15,540)	—	—
Additional taxes provided on prior year foreign earnings	—	—	6,884
Extraterritorial income exclusion	(6,158)	(4,575)	(1,632)
Officer compensation in excess of $1.0 million	1,316	248	(25)
Other	851	(1,132)	137

	$24,820	$2,880	$6,562

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2005	2004
	(In thousands)
Purchased technology and capitalized software	$28,687	$27,648
Reserves for product returns and bad debts	5,856	7,805
Tax loss carryforwards	103,843	57,969
Accrued compensation and benefits	11,564	7,568
Fixed assets	11,022	8,931
Research and development credit carryforwards	25,518	15,635
Foreign tax credit carryforwards	16,834	11,463
Capitalized R&D expenditures	10,396	2,240
Other accruals not currently deductible for tax	7,966	12,974
Other	4,129	1,408

Total deferred tax assets	225,815	153,641
Less: valuation allowance	(2,380)	(23,734)

Net deferred tax assets	223,435	129,907

Unremitted earnings of foreign subsidiaries	(104,124)	(112,346)

Total deferred tax liability	(104,124)	(112,346)

Net deferred tax assets	$119,311	$17,561

The valuation allowance decreased by $21.4 million in fiscal 2005 and increased by $11.9 million in fiscal 2004 and $7.6 million in fiscal 2003. During fiscal 2005, Autodesk re-assessed the realizability of certain deferred tax assets related to stock option deductions that had not been previously recognized. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe these deferred tax assets are realizable based on the “more likely than not” standard required for recognition. Accordingly, during fiscal 2005, the Company reduced the valuation allowance relating to tax benefits of stock option deductions by $21.1 million and credited additional paid in capital by an equal and offsetting amount. As of January 31, 2005, Autodesk no longer records a valuation allowance relating to tax benefits of stock option deductions. Approximately $21.1 million of the valuation allowance at January, 31 2004 and $9.0 million at January 31, 2003 related to tax benefits of stock option deductions.

No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $143.0 million at January 31, 2005) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2005, the unrecognized deferred tax liability for these earnings was approximately $49.0 million.

Realization of the Company’s net deferred tax assets of $119.3 million is dependent upon the Company generating approximately $306.0 million of future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash payments (refunds) for income taxes were approximately $16.5 million in fiscal 2005, ($19.3) million in fiscal 2004, and $19.3 million in fiscal 2003.

During fiscal 2005, the increase in net operating loss carryforwards related primarily to stock option deductions, which have been offset against additional paid in capital. Autodesk has $291.3 million of cumulative federal tax loss carryforwards and $47.8 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. The federal tax loss carryforwards will expire beginning January 31, 2008 through January 31, 2026. The state tax loss carryforwards will expire beginning January 31, 2006 through January 31, 2016. Autodesk has recorded a valuation allowance against some deferred tax assets including the tax benefit of certain tax loss carryforwards of acquired companies due to the uncertainty of their realizability.

Autodesk has $18.8 million of cumulative federal research tax credit carryforwards and $6.7 million of cumulative state research tax credit carryforwards, which may be available to reduce future income tax liabilities in the U.S. and California. The federal credit carryforward will expire beginning January 31, 2019 through January 31, 2026. The state credit carryforward may reduce future California income tax liabilities indefinitely.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Autodesk also has $16.8 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. The federal credit will expire beginning January 31, 2014 through January 31, 2016.

As a result of certain employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates and in some cases is wholly exempt from taxes for years through fiscal 2009. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $18.0 million ($0.08 per basic net income per share) in fiscal 2005, less than $0.1 million in fiscal 2004 and $0.4 million in fiscal 2003. The amounts for fiscal 2005 include consideration of incremental tax benefits received from the recent DRD Legislation.

During fiscal 2005, the American Jobs Creation Act of 2004 was signed into law which allows for the repatriation of foreign dividends at a rate lower than the 35% federal statutory rate through a one-time election (“DRD Legislation”). Because Autodesk believes that it will be able to repatriate foreign earnings under this DRD Legislation, the deferred tax liability which was previously accrued on prior year foreign earnings was reduced, which resulted in a $15.5 million one-time income tax benefit during fiscal 2005. This one-time income tax benefit relates to the difference between the taxes previously provided on the earnings of a foreign subsidiary at the federal statutory tax rate and the lower rate afforded under the new DRD Legislation. As a result, the deferred tax liability previously accrued on these earnings was reduced, which increased the Company’s total net deferred tax asset balance. Also during fiscal 2005, the Company accrued $19.0 million of U.S. and foreign deferred taxes relating to current year foreign earnings which the Company intends to repatriate in fiscal 2006 under this DRD Legislation. The net tax expense represents the Company’s intention to repatriate approximately $248 million of foreign earnings accumulated through fiscal 2005 under this DRD Legislation.

As a result of the Company’s resolution and closure of its Internal Revenue Service (“IRS”) audit for fiscal 2001 as well as the closure of certain state and foreign tax years, and the lapse of the statute of limitations with respect to certain federal, state, and foreign tax years, Autodesk recognized a current income tax benefit of approximately $8.9 million during fiscal 2005, which reduced accrued income taxes.

Also during fiscal 2005, following certain business changes, Autodesk completed an internal reorganization of the ownership of Autodesk Canada. As a result of the reorganization, Autodesk believes that it will be able to claim U.S. tax deductions for the remaining unamortized portion of the purchase price from the March 1999 acquisition of Discreet (now Autodesk Canada). The amount of the potential deferred tax asset arising from this reorganization is approximately $96.2 million, reflecting future U.S. tax amortization deductions of goodwill and other intangible assets. Autodesk determined that, at the present time, it is not probable that these tax benefits will be realized and accordingly has not yet recognized these benefits. Instead, the tax benefits arising from this reorganization will be recognized if and when the tax treatment is verified with tax authorities or such other factors occur that would permit a probable confidence level to be achieved.

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

During the fourth quarter of fiscal 2004, the statute of limitations lapsed with respect to the fiscal year ended 2000. As a result of the Company’s resolution of its IRS audit and closure for that year, the Company recognized an income tax benefit of approximately $7.0 million for items dealing primarily with various international tax matters and research and development tax credits.

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

Note 5. Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancelable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows (in millions):

2006	$31.8
2007	23.6
2008	13.5
2009	9.6
2010	8.3
Thereafter	22.6

109.4
Less: Sublease income	(10.0)

$99.4

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of these amounts, approximately $11.3 million has been included in our restructuring accruals at January 31, 2005. Rent expense was $34.2 million in fiscal 2005, $33.5 million in fiscal 2004 and $41.1 million in fiscal 2003.

Royalties

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license and other revenues on our Consolidated Statements of Income, was approximately $9.2 million, $8.6 million and $7.6 million in fiscal 2005, 2004 and 2003, respectively.

Guarantees and Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. Autodesk accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnifications have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnities or guarantees on its future results of operations.

In connection with the sale or license to third parties of assets or businesses, Autodesk has entered into customary indemnity agreements related to the assets or businesses sold or licensed. Historically, costs related to these indemnities or guarantees have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnities or guarantees on its future results of operations.

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

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com in 2000. In March 2005, the parties entered into a settlement agreement resolving all claims and counterclaims among them. The resolution of this matter will not materially affect our future results of operations, cash flows or financial position.

On September 22, 2004, Plaintiff z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471, entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825, entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleges that Autodesk infringes the ‘471 patent and the ‘825 patent by making,

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. z4 seeks unspecified compensatory damages, injunctive relief and fees and costs. We believe the allegations made in the complaint have no merit and intend to vigorously defend against the case. While Autodesk believes the ultimate resolution of this case will not have a material effect on our financial position, results of operations or cash flows, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

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

Note 6. Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2005, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

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

Common Stock

In March 2005, the Board of Directors approved an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from 400.0 million shares to 750.0 million shares. This amendment is subject to approval by the stockholders of the Company.

Common Stock Repurchase Programs

Autodesk repurchased and retired 25.9 million shares in fiscal 2005 at an average repurchase price of $21.08 per share, 18.1 million shares in fiscal 2004 at an average repurchase price of $9.85 per share and 8.8 million shares in fiscal 2003 at an average repurchase price of $7.36 per share. The purpose of the stock repurchase program is to help offset the dilution to earnings per share caused by the issuance of stock under Autodesk’s employee stock plans and to effectively utilize excess cash generated from the business.

Between November 1999 and December 2004, the Board of Directors approved plans to repurchase up to 144.0 million shares of our common stock. Of these 144.0 million shares, 111.8 million shares were repurchased and retired as of January 31, 2005. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock.

In fiscal 2005, 2004 and 2003, Autodesk repurchased its common stock through open market purchases.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends

During fiscal 2005, 2004 and 2003 Autodesk paid annual cash dividends of $0.06 per share at a rate of $0.015 each quarter, reducing retained earnings by $13.6 million, $13.4 million, and $13.6 million, respectively. As announced in December 2004, Autodesk discontinued the payment of cash dividends after the dividend payable for the fourth quarter of fiscal 2005, to be paid in April 2005.

Note 7. Employee and Director Benefit Plans

Stock Option Plans

Autodesk maintains two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are six expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors (the “Board”) in December 2004. Autodesk does not have a practice of awarding stock options to consultants.

Autodesk’s continued growth and success is dependent upon its ability to attract and retain highly skilled employees. Competition for these employees in the marketplace, especially in the technology industries, has historically been intense. As such, Autodesk uses stock option awards as one means of attracting and retaining highly skilled employees.

The 1996 Stock Plan (the “1996 Plan”), which was approved by stockholders, allows for options to be granted to employees, including officers. This plan allows for the number of shares available for future issuance to be automatically increased on the first trading day of each fiscal year by an amount equal to the lesser of 20.0 million shares or 3.5% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. In March 2005 the Board amended the 1996 Plan to eliminate, effective immediately, this evergreen feature. The Board also approved an amendment to the 1996 Plan to decrease the number of shares reserved for issuance under such plan by an additional 10.0 million shares.

Also in March 2005, the Board adopted Autodesk’s 2006 Stock Plan (the “2006 Plan”) and reserved 25.0 million shares of the Autodesk’s common stock for issuance under such plan. The 2006 Plan permits the grant of options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights and deferred stock units to employees (including officers), consultants and directors of Autodesk. The 2006 Plan, subject to stockholder approval, will replace the 1996 Plan and become effective on February 1, 2006.

The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to members of Autodesk’s outside Board of Directors. At January 31, 2005, 0.3 million shares were available for future issuance.

Options granted under the above mentioned plans vest over periods ranging from one to five years and generally expire within ten years from the date of grant. The exercise price of the stock options is equal to the fair market value of the stock on the grant date.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity is as follows:

	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 2002	58,329	$8.25
Granted	14,711	7.71
Options assumed in acquisitions	510	0.76
Exercised	(6,857)	7.21
Canceled	(7,803)	8.82

Options outstanding at January 31, 2003	58,890	$8.10
Granted	12,921	8.73
Exercised	(12,850)	7.24
Canceled	(6,025)	8.57

Options outstanding at January 31, 2004	52,936	$8.40
Granted	11,550	17.52
Exercised	(25,445)	8.46
Canceled	(2,635)	9.46

Options outstanding at January 31, 2005	36,406	$11.17
Options exercisable at January 31, 2005	12,637	8.14
Options available for grant at January 31, 2005 (1)	9,406

(1)	This amount reflects the reduction to shares available for future issuance approved by the Board of Directors in March 2005.

The following table summarizes information about options outstanding and exercisable at January 31, 2005:

	Options Exercisable		Options Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price
Range of per share exercise prices:
$ 0.20 – 7.39	3,826	$6.31	7,318	6.7	$6.44
$ 7.42 – 8.25	3,725	7.83	7,313	7.0	7.71
$ 8.27 – 11.00	4,424	9.35	8,095	7.0	9.55
$ 11.06 – 16.42	646	12.12	7,795	7.5	13.57
$ 17.36 – 34.30	16	18.62	5,885	9.4	20.43

	12,637	$8.14	36,406	7.4	$11.17

These options will expire if not exercised at specific dates ranging through January 2015.

A total of 56.7 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs. This amount reflects the reduction to shares available for future issuance approved by the Board of Directors in March 2005.

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s employee qualified stock purchase plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2005, a total of 10.9 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Autodesk issued 4.6 million shares at an average price of $5.73 per share in fiscal 2005, 4.2 million shares at an average price of $5.48 per share in fiscal 2004, and 4.0 million shares at an average price of $5.77 in fiscal 2003. The provisions of this plan expire during 2018.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2005 (number of securities in thousands).

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	30,394	$11.53	20,341	(2)
Equity compensation plans not approved by security holders (3)	6,012	$9.37	—

Total	36,406	$11.17	20,341

(1)	Included in these amounts are 0.1 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $7.73 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	This amount reflects the reduction of shares available for future issuance approved by the Board of Directors in March 2005 and 10.9 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service; in fiscal 2004 and 2003 employees were limited to contributions up to 20% of their pretax salary. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $6.0 million in fiscal 2005, $6.2 million in fiscal 2004 and $6.3 million in fiscal 2003. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides defined-contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined-contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $4.7 million in fiscal 2005, $4.4 million in fiscal 2004 and $4.2 million in fiscal 2003.

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan.

Note 8. Business Combinations

The following acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations (“SFAS 141”). Accordingly, the results of operations of each acquisition are included in the accompanying Consolidated Statements of Income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not significant to Autodesk on either an individual or an aggregate basis.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Developed technologies (3 year useful life)	$1,900
Other assets	697
Goodwill	3,903

$6,500

The $3.9 million of goodwill, which is deductible for tax purposes, was assigned to the Manufacturing Solutions Division of the Design Solutions Segment. The goodwill was attributed to the premium paid for a reduced time to market and competitive advantage with respect to future growth of our 3D-based products.

CAiCE Software Corporation (“CAiCE”)

In September 2002, Autodesk acquired certain assets and liabilities of CAiCE for $10.0 million in cash. This acquisition allowed Autodesk to expand its presence in the transportation software market as well as enhance Autodesk’s core civil design industry business by addressing the needs of both the public and private sector engineering community.

Management’s allocation of the purchase consideration, which was based on valuations of acquired assets and liabilities performed by a third party, is as follows (in thousands):

Developed technologies (3 year useful life)	$2,370
Other assets, net	88
Goodwill	7,546

$10,004

The $7.5 million of goodwill, which is deductible for tax purposes, was assigned to the Infrastructure Solutions Division of Autodesk’s Design Solutions Segment. The goodwill was attributed to the premium paid for emerging civil design technology and the opportunity for enhanced revenue growth in strategic transportation markets.

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

Management’s allocation of the purchase consideration, which was based on valuations of acquired assets performed by a third party, is as follows (in thousands):

Fixed assets	$921
Developed technologies (3 year useful life)	21,200
Deferred stock-based compensation	4,847
Deferred tax asset	5,298
Goodwill	107,234

$139,500

The $107.2 million of goodwill, which is not deductible for tax purposes, was assigned to the Building Solutions Division of Autodesk’s Design Solutions Segment. The goodwill was attributed to the premium paid for potential next generation technology and the opportunity for enhanced revenue growth through the development and sale of integrated model based design applications for downstream use of modeling data.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the acquisition, Autodesk granted Revit employees 0.5 million options in connection with the assumption of their outstanding unvested options. The fair value of these options of $5.4 million was added to the purchase consideration. At January 31, 2005, the intrinsic value of the stock options, which relate to future services, totaled $0.3 million and is included in deferred compensation within stockholders’ equity.

During the fourth quarter of fiscal 2003, an adjustment to the purchase price of $15.4 million was recorded in order to establish a deferred tax asset. Accordingly, goodwill was reduced by $15.4 million.

Note 9. Restructuring Reserves

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2003, 2004 and 2005 (in thousands). The balance at January 31, 2005 is included in other accrued liabilities on our Consolidated Balance Sheet.

	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2002	$18,044	$4,508	$22,552
Additions related to 2002 plan	10,693	—	10,693
Additions related to 2003 plan	1,796	16,451	18,247
Charges utilized (1)	(15,074)	(12,707)	(27,781)
Reversals	(2,053)	—	(2,053)

Balance at January 31, 2003	13,406	8,252	21,658
Additions related to 2002 plan	1,098	—	1,098
Additions related to 2004 plan	149	3,610	3,759
Charges utilized (1)	(6,220)	(9,218)	(15,438)
Reversals	(197)	(1,477)	(1,674)

Balance at January 31, 2004	8,236	1,167	9,403
Additions related to 2002 plan	3,124	—	3,124
Additions related to 2004 plan	3,897	19,816	23,713
Charges utilized (1)	(6,416)	(16,616)	(23,032)
Reversals	(137)	—	(137)

Balance at January 31, 2005	$8,704	$4,367	$13,071

(1)	Charges utilized include $1.2 million, $0.1 million, and $1.3 million of non-cash charges during fiscal 2005, 2004 and 2003, respectively. Autodesk expects to pay the employee termination costs within one year, and the office closure costs over a period ranging from one to five years.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that involved the elimination of approximately 600 positions and the closure of a number of offices worldwide with an estimated charge of $37.0 million. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. As a result of the restructuring activities completed during the fourth quarter of fiscal 2004 and throughout fiscal 2005 and through attrition, we achieved our targeted efficiencies with a lower level of involuntary terminations than originally anticipated (402 worldwide); consequently, the total charges under the fiscal 2004 restructuring plan were $27.5 million, rather than the $37.0 million estimate noted above. Of the $27.5 million, $23.4 million was attributable to one-time termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charges were attributable to office closure costs, which included losses on operating leases and the write-off of leasehold improvements and equipment. The fiscal 2004 restructuring plan was completed by the end of fiscal 2005.

During fiscal 2005, we recorded net restructuring charges of $26.7 million, of which $23.7 million related to the fiscal 2004 restructuring plan. Of this amount, $19.8 million related to employee termination costs for 316 employees worldwide (186 in the United States and 130 outside the United States) and $3.9 million related to the closure of facilities. Also, we recorded net restructuring charges of approximately $3.0 million related to the fiscal 2002 restructuring plan for additional office closure costs originally established under the fiscal 2002 restructuring plan. Since the office closures in fiscal 2002, there has been a significant downturn in the commercial real estate market, particularly in areas of the United Kingdom where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts previously estimated.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2004, Autodesk recognized net restructuring charges of $3.2 million, of which $3.8 million related to the fiscal 2004 restructuring plan, $1.1 million related to additional office closure costs under the fiscal 2002 restructuring plan and reversals of the accrual for changes in estimates of $1.7 million related to underlying liabilities originally established under the fiscal 2002 and fiscal 2003 restructuring plans. Of the $3.8 million related to the fiscal 2004 plan, $3.6 million related to employee termination costs for 86 employees worldwide (71 in the United States and 15 outside the United States) and $0.2 million related to office closure costs. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs consisted of one-time termination benefits including severance benefits, medical benefits and outplacement costs. With respect to the $1.7 million of reversals, the underlying liabilities, primarily related to employee termination costs outside the United States, were ultimately settled for less than originally estimated.

During the third quarter of fiscal 2003 the Board of Directors approved the fiscal 2003 restructuring plan which resulted in the termination of 394 employees worldwide (184 in the United States and 210 outside the United States) and the closure of several additional international and domestic offices. This plan was designed to help further reduce operating expense levels as well as redirect resources to product development and other critical areas.

During fiscal 2003, Autodesk recognized net restructuring charges of $25.9 million, of which $18.3 million related to the fiscal 2003 restructuring plan, $10.7 million related to additional costs associated with the fiscal 2002 restructuring plan, offset by a credit of $2.1 million resulting from accrual reversals and a credit of $1.0 million related to the reversal of the remaining restructuring charges related to the fiscal 2000 restructuring program. Of the $18.3 million related to the fiscal 2003 restructuring plan, $16.5 million related to employee termination costs and $1.8 million related to office closures. Of the $10.7 million associated with the fiscal 2002 restructuring plan, $1.2 million related to the further consolidation of certain European offices and the remaining $9.5 million resulted from changes to estimated accrued liabilities related to vacated facilities. During fiscal year 2003, we also reversed $2.1 million of accruals related to restructuring reserves established in fiscal 2002. The facility-related accruals were settled for less than originally estimated.

An analysis of the fiscal 2004 restructuring plan activities during fiscal 2005, by reportable segment, is included in Note 11, “Segments.”

Note 10. Interest and Other Income

Interest and other income, net consists of the following:

	2005	2004	2003
	(In thousands)
Interest and investment income, net	$7,232	$10,377	$9,466
Foreign-based stamp taxes	(2,832)	—	—
Gains on foreign currency transactions	773	3,255	1,727
Write-downs of cost method investments	—	(596)	(3,436)
Legal proceeding settlement	2,380	—	—
Net realized gains on sales of marketable securities	528	1,644	2,069
Other income	3,374	2,279	3,678

	$11,455	$16,959	$13,504

Note 11. Segments

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

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Consulting. Sales of AutoCAD and AutoCAD LT (2D design products) in the aggregate accounted for 45%, 45% and 43% of consolidated net revenues in fiscal 2005, 2004 and 2003, respectively. Sales of 3D design products (Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D) in aggregate accounted for 14% of consolidated net revenues in fiscal 2005 and 11% of consolidated net revenues in both fiscal 2004 and 2003.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Discreet Segment, our Media and Entertainment Division, derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, game production, web design and interactive web streaming.

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

	Fiscal year ended January 31,
	2005	2004	2003
	(In thousands)
Net revenues:
Design Solutions	$1,077,263	$818,148	$703,529
Discreet	154,057	133,127	119,382
Other	2,447	368	2,034

	$1,233,767	$951,643	$824,945

Income (loss) from operations:
Design Solutions	$495,208	$348,949	$268,141
Discreet	21,383	(62)	(21,451)
Unallocated amounts(1)	(281,718)	(242,650)	(221,728)

	$234,873	$106,237	$24,962

Depreciation and amortization:
Design Solutions	$24,512	$22,804	$23,890
Discreet	3,325	6,196	7,364
Unallocated amounts	24,112	21,292	17,590

	$51,949	$50,292	$48,844

(1)	Unallocated amounts are attributed primarily to corporate expenses and other costs and expenses that are managed outside the reportable segments. Unallocated amounts in fiscal 2005, 2004 and 2003 also include $26.7 million, $3.2 million and $25.9 million resulting from restructuring activity, respectively.

While Autodesk does not allocate restructuring charges to each segment, the following table sets forth the fiscal 2004 restructuring plan activities that relate to each reportable segment during fiscal 2005 (in thousands). The balance at January 31, 2005 is included in other accrued liabilities on our Consolidated Balance Sheets.

	Design Solutions Segment		Discreet Segment		Unallocated
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2004	$149	$294	$—	$333	$—	$484	$1,260
Additions	1,857	8,568	1,073	4,773	967	6,475	23,713
Charges utilized	(1,064)	(7,365)	(270)	(4,572)	(692)	(4,679)	(18,642)

Balance at January 31, 2005	$942	$1,497	$803	$534	$275	$2,280	$6,331

Since inception of the fiscal 2004 restructuring plan, the Design Solutions Segment and the Discreet Segment recorded restructuring charges totaling $11.5 million and $7.0 million, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Fiscal year ended January 31,
	2005	2004	2003
	(In thousands)
Net revenues:
Manufacturing Solutions Division	$199,525	$139,485	$118,840
Infrastructure Solutions Division	138,358	114,756	101,323
Building Solutions Division	124,240	80,311	73,504
Platform Technology Division and Other	615,140	483,596	409,862

	$1,077,263	$818,148	$703,529

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2005	2004	2003
	(In thousands)
Net revenues:
U.S. customers	$434,489	$348,717	$321,676
Other Americas	76,421	60,915	52,530

Total Americas	510,910	409,632	374,206

Europe, Middle East and Africa	443,658	337,241	263,414

Japan	138,362	99,034	86,355
Other Asia/Pacific	140,837	105,736	100,970

Total Asia/Pacific	279,199	204,770	187,325

Total net revenues	$1,233,767	$951,643	$824,945

	January 31,
	2005	2004
	(In thousands)
Long-lived assets: (1)
U.S. operations	$305,605	$252,051
Other Americas	4,957	4,986

Total Americas	310,562	257,037

Neuchâtel, Switzerland (2)	19,024	317,474
Other Europe, Middle East and Africa	229,837	230,768

Total Europe, Middle East and Africa	248,861	548,242

Asia/Pacific	8,717	8,353

Consolidating eliminations	(312,794)	(559,701)

Total long-lived assets	$255,346	$253,931

(1)	Long-lived assets exclude financial instruments and deferred tax assets. As such, marketable securities and deferred taxes have been excluded above.
(2)	During fiscal 2005, an Investment in Discreet (now Autodesk Canada) held by Neuchâtel, Switzerland, was eliminated as a result of an internal reorganization (See Note 4, “Income Taxes,” for further discussion). In previous periods, this investment eliminated upon consolidation.

In fiscal 2005 and 2004, sales to Tech Data Corporation, a distributor for both reportable segments, accounted for 12% and 11% of Autodesk’s consolidated net revenues, respectively. No single customer accounted for more than 10% of consolidated net revenues in fiscal 2003.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	January 31,
	2005	2004	2003
	(In thousands)
Net income	$221,508	$120,316	$31,904
Net unrealized gains on available-for-sale securities:
Change in net unrealized gains on available-for-sale securities, net of tax benefit (charge) of $777 in 2005, $292 in 2004 and $(1,288) in 2003	(1,217)	(457)	2,016
Less: net unrealized gains reclassified into earnings, net of tax charge of $206 in 2005, $641 in 2004 and $806 in 2003	322	1,003	1,263

Change in net unrealized gains	(1,539)	(1,460)	753

Net change in cumulative foreign currency translation adjustment	3,450	8,274	7,651

Comprehensive income	$223,419	$127,130	$40,308

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31,
	2005	2004
	(In thousands)
Net unrealized gains on available-for-sale securities	$—	$1,539
Foreign currency translation adjustments	(2,843)	(6,293)

Accumulated other comprehensive loss	$(2,843)	$(4,754)

Note 13. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2005 and 2004 is as follows:

	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
	(In thousands, except per share data)
Fiscal 2005
Net revenues	$297,876	$279,578	$300,158	$356,155	$1,233,767
Gross margin	256,004	239,362	256,764	312,194	1,064,324
Income from operations	53,521	49,344	53,858	78,150	234,873
Net income	42,505	39,165	74,070	65,768	221,508
Basic net income per share	0.19	0.17	0.33	0.29	0.98
Diluted net income per share	0.18	0.16	0.30	0.26	0.90
Fiscal 2004
Net revenues	$210,766	$211,705	$233,862	$295,310	$951,643
Gross margin	172,524	175,659	197,253	258,079	803,515
Income from operations	6,607	13,941	27,940	57,749	106,237
Net income	7,508	32,602	22,606	57,600	120,316
Basic net income per share	0.03	0.15	0.10	0.26	0.54
Diluted net income per share	0.03	0.14	0.10	0.24	0.52

Results for the first, second, third and fourth quarters of fiscal 2005 include restructuring charges of $8.3 million, $3.7 million, $2.9 million and $11.8 million, respectively, which related to corporate restructuring activities. In addition, results for the third quarter of fiscal 2005 include non-recurring tax benefits of $28.7 million, of which $15.5 million related to the impact of the DRD Legislation on prior fiscal years earnings and $4.3 million related to a cumulative catch-up adjustment for the effective tax rate impact of the DRD Legislation on the current fiscal year.

Results for the second quarter of fiscal 2004 include a non-recurring tax benefit of $19.7 million. Results for the fourth quarter of fiscal 2004 include a non-recurring tax benefit of $7.0 million and restructuring charges of $3.2 million, which related to corporate restructuring activities.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Subsequent Events (Unaudited)

During February 2005, Autodesk entered into an agreement to acquire the assets of Compass Systems GmbH (“Compass”), a European-based developer of the Compass family of data management solutions, for approximately $16.5 million. The acquisition is intended to allow Autodesk to more quickly expand its data management solution and deliver on its plans to provide a comprehensive data management solution for small- and medium-size manufacturers. Compass was owned 50.1% by Mensch und Machine, one of Autodesk’s largest resellers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Autodesk’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Autodesk, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Autodesk, Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Autodesk, Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005 of Autodesk, Inc. and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 30, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2005, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

ITEM 9B. OTHER INFORMATION

During November 2004, the Board of Directors adopted the Autodesk, Inc. 2005 Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), effective as of January 1, 2005. The Deferred Compensation Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code (the “Code”), recently enacted under the American Jobs Creation Act of 2004. Section 409A imposes a number of requirements on non-qualified deferred compensation plans, primarily relating to the timing of elections and distributions. The following is a summary of the terms and conditions of the Deferred Compensation Plan that are material to the Company.

The Deferred Compensation Plan is for the benefit of a select group of management or highly compensated employees of Autodesk. In general, the Deferred Compensation Plan provides eligible employees with an opportunity to defer, on a pre-tax basis, up to 100% of their base salary, cash-based commissions and bonuses, if any, earned each year. Distributions generally may be made as either a lump sum or annual installment payments upon the occurrence of one or more specified distribution events, which include death, disability, retirement, termination or some other date specified by the participant. Benefits under the Deferred Compensation Plan are paid from the general assets of the Company and are subject to the claims of its creditors and the risk of insolvency. As a result, each participant is a general, unsecured creditor of the Company with respect to amounts the participant has deferred under the Deferred Compensation Plan.

The foregoing description of the Deferred Compensation Plan is qualified in its entirety by reference to the Deferred Compensation Plan, a copy of which is filed herewith as Exhibit 10.14.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Autodesk’s directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer required by this Item are incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors,” “Section 16(a) – Beneficial Ownership Reporting Compliance” and “Election of Directors – Corporate Governance Matters - Code of Business Conduct.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Management -Security Ownership of Certain Beneficial Owners and Management” and “Employee and Director Stock Options—Equity Compensation Plan Information.”

I TEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Management—Employment Contracts and Certain Transactions.”

I TEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Fee Disclosure.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Report:

1. Financial Statements: The information concerning Autodesk’s financial statements, and Report of Ernst & Young LLP, Independent Auditors required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2005, 2004 and 2003, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: See Item 15(b) below. We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(b) Exhibits:

We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULE II

AUTODESK, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions Write-Offs	Balance at End of Year
Fiscal year ended January 31, 2005
Allowance for doubtful accounts	$9,654	$(236)	$2,265	$7,153
Product returns reserve	19,017	34,598	38,304	15,311
Price adjustment reserve	4,191	3,110	4,599	2,702
Restructuring	9,403	26,837	23,169	13,071
Fiscal year ended January 31, 2004
Allowance for doubtful accounts	$9,192	$2,378	$1,916	$9,654
Product returns reserve	19,750	37,739	38,472	19,017
Price adjustment reserve	4,088	5,854	5,751	4,191
Restructuring	21,658	4,857	17,112	9,403
Fiscal year ended January 31, 2003
Allowance for doubtful accounts	$13,181	$(413)	$3,576	$9,192
Product returns reserve	20,578	35,482	36,310	19,750
Price adjustment reserve	4,352	3,297	3,561	4,088
Restructuring	22,552	28,940	29,834	21,658

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CAROL A. BARTZ
Carol A. Bartz Chairman of the Board

Dated: March 31, 2005

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

Signature	Title	Date
/s/ CAROL A. BARTZ Carol A. Bartz	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2005

/s/ ALFRED J. CASTINO Alfred J. Castino	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/ ANDREW D. MILLER Andrew D. Miller	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 31, 2005

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	March 31, 2005

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director	March 31, 2005

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director	March 31, 2005

/s/ MIKE FISTER Mike Fister	Director	March 31, 2005

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	March 31, 2005

/s/ STEVEN L. SCHEID Steven L. Scheid	Director	March 31, 2005

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	March 31, 2005

/s/ LARRY W. WANGBERG Larry W. Wangberg	Director	March 31, 2005

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Autodesk, Inc., Rosie Acquisition Corporation, Revit Technology Corporation and Irwin Jungreis as Stockholder Representative dated as of February 21, 2002 (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed on April 16, 2002)

3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.2	Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

4.1	Preferred Shares Right Agreement dated as of December 14, 1995 (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998)

4.2	Amendment No. 1 to Preferred Shares Rights Agreement dated as of January 15, 1998 (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Report on Form 8-A filed on January 5, 1996, as amended on January 8, 1996 and January 15, 1998)

10.1*	Registrant’s 1998 Employee Qualified Stock Purchase Plan

10.2*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement

10.3*	Registrant’s 2000 Directors’ Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

10.4*	Registrant’s 1996 Stock Plan

10.5*	Registrant’s 1996 Stock Plan Forms of Agreement

10.6*	Registrant’s 2006 Stock Plan

10.7*	Registrant’s 2006 Stock Plan Forms of Agreement

10.8*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors

10.9*	Agreement between Registrant and Carol A. Bartz dated April 7, 1992 (incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended April 30, 1992)

10.10*	Retention Agreement dated September 8, 1999 (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.11*	Nonstatutory Stock Option Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

10.12*	Executive Change in Control Program (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.13*	Autodesk Incentive Program for Fiscal Year 2006

10.14*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan

10.15	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.