Form 10-Q
period 2005-04-30
AUTODESK INC
filed 2005-06-07
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

Yes ☒    No ☐

As of May 2, 2005, there were approximately 228.6 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2005	2004
Net revenues:
License and other	$296,378	$260,509
Maintenance	58,741	37,367

Total net revenues	355,119	297,876

Costs and expenses:
Cost of license and other revenues	38,693	37,585
Cost of maintenance revenues	4,814	4,287
Marketing and sales	127,397	109,279
Research and development	65,852	57,881
General and administrative	27,741	27,073
Restructuring	—	8,250

Total costs and expenses	264,497	244,355

Income from operations	90,622	53,521
Interest and other income, net	3,012	2,416

Income before income taxes	93,634	55,937
Provision for income taxes	(17,556)	(13,432)

Net income	$76,078	$42,505

Basic net income per share	$0.33	$0.19

Diluted net income per share	$0.31	$0.18

Shares used in computing basic net income per share	227,715	224,104

Shares used in computing diluted net income per share	249,272	238,565

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2005	January 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$518,078	$517,654
Marketable securities	19,698	15,038
Accounts receivable, net	190,216	196,827
Inventories	14,724	12,545
Deferred income taxes	25,608	14,250
Prepaid expenses and other current assets	28,386	25,483

Total current assets	796,710	781,797
Computer equipment, software, furniture and leasehold improvements, at cost:
Computer equipment, software and furniture	196,413	191,656
Leasehold improvements	32,490	32,586
Less accumulated depreciation	(163,318)	(154,676)

Net computer equipment, software, furniture and leasehold improvements	65,585	69,566
Purchased technologies and capitalized software, net	10,355	9,319
Goodwill	172,370	166,628
Deferred income taxes, net	116,793	105,061
Other assets	15,792	9,833

	$1,177,605	$1,142,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,191	$46,234
Accrued compensation	72,942	140,622
Accrued income taxes	53,720	41,549
Deferred revenues	202,087	178,701
Other accrued liabilities	46,960	61,234

Total current liabilities	436,900	468,340
Deferred revenues	19,987	15,528
Other liabilities	9,927	10,258

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	664,745	625,225
Accumulated other comprehensive loss	(3,311)	(2,843)
Deferred compensation	(138)	(269)
Retained earnings	49,495	25,965

Total stockholders’ equity	710,791	648,078

	$1,177,605	$1,142,204

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended April 30,
	2005	2004
Operating activities
Net income	$76,078	$42,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,585	12,502
Stock compensation expense	131	197
Net loss on fixed asset disposals	11	212
Tax benefits from employee stock plans	23,905	24,414
Restructuring related charges, net	—	4,326
Changes in operating assets and liabilities, net of business combinations	(49,393)	(28,993)

Net cash provided by operating activities	63,317	55,163

Investing activities
Net (purchases) sales and maturities of available-for-sale marketable securities	(4,660)	30,757
Capital and other expenditures	(5,534)	(5,864)
Business combinations, net of cash acquired	(14,597)	(6,500)
Other investing activities	7	(843)

Net cash (used in) provided by investing activities	(24,784)	17,550

Financing activities
Proceeds from issuance of common stock, net of issuance costs	40,129	104,934
Repurchase of common stock	(73,656)	(149,033)
Dividends paid	(3,406)	(3,302)

Net cash used in financing activities	(36,933)	(47,401)

Effect of exchange rate changes on cash and cash equivalents	(1,176)	(3,414)

Net increase in cash and cash equivalents	424	21,898
Cash and cash equivalents at beginning of year	517,654	282,249

Cash and cash equivalents at end of period	$518,078	$304,147

Supplemental cash flow information:
Net cash paid during the period for income taxes	$4,248	$4,668

Supplemental non-cash investing activity:
Accounts receivable reduction as partial consideration in business combination	$1,945	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Autodesk, Inc. (“Autodesk”) as of April 30, 2005 and for the three months ended April 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2006 or for any other period. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s fiscal 2005 Annual Report on Form 10-K.

Reclassifications to properly reflect the long-term portions of certain foreign pension liabilities and restructuring reserves have been made to prior year balances to conform to current year presentation.

2.	Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” (“SFAS 123R”) which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The compliance date for the revised standard was extended by the SEC in April 2005. SFAS 123R, as extended by the SEC, is effective for fiscal years beginning after June 15, 2005. Autodesk is required to adopt SFAS 123R starting in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 4, “Employee Stock Compensation” for the pro forma net income (loss) and net income (loss) per share amounts for the three months ended April 30, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of income and net income per share.

3.	Concentration of Credit Risks and Significant Customers

In the first quarter of fiscal 2006 and 2005, sales to Tech Data Corporation, including their affiliates (“Tech Data”), a distributor for both reportable segments, accounted for 12% and 13% of Autodesk’s consolidated net revenues. In addition, Tech Data accounted for 12% and 13% of gross accounts receivable at April 30, 2005 and 2004, respectively.

4.	Employee Stock Compensation

Autodesk accounts for employee stock options using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS 123. As such, no compensation expense is recognized in Autodesk’s Condensed Consolidated Statements of Income, other than for stock awards that have exercise prices less than the fair market value of Autodesk’s common stock at the date of grant.

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

	Three months ended April 30,
	2005	2004
Net income – as reported	$76,078	$42,505
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	105	150
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(19,139)	(12,521)

Pro forma net income	$57,044	$30,134

Net income per share:
Basic – as reported	$0.33	$0.19

Basic – pro forma	$0.25	$0.13

Diluted – as reported	$0.31	$0.18

Diluted – pro forma	$0.23	$0.13

During the fourth quarter of fiscal 2005, Autodesk modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under the employee qualified stock purchase plan to account for modifications to employee withholdings and the two-year offering period of the plan. These changes reduced pro forma net income for the three months ended April 30, 2004 by $0.5 million.

5.	Income Taxes

During the first quarter of fiscal 2006, Autodesk recognized a current income tax benefit of approximately $1.2 million, which reduced accrued income taxes as a result of the Company’s resolution and closure of its Franchise Tax Board (“FTB”) audit for fiscal 2000 as well as the closure and lapse of the statute of limitations with respect to certain foreign tax years. Absent the impact of the one-time income tax benefit of $1.2 million, Autodesk’s effective income tax rate was 20% in the three months ended April 30, 2005 and 24% in the three months ended April 30, 2004. The effective rate for the three months ended April 30, 2005 is lower than the effective rate for the three months ended April 30, 2004 primarily due to the tax benefits associated with the Company’s intention to repatriate certain foreign earnings under the American Jobs Creation Act of 2004 (“DRD legislation”), which was signed into law during the third quarter of fiscal 2005. The DRD legislation allows for the repatriation of foreign dividends at a rate lower than the 35% federal statutory rate through a one-time election available to Autodesk through January 31, 2006. The effective tax rate for fiscal 2006 is less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI”), deduction for Domestic Production Activities, research credits, and the tax benefits from low taxed foreign earnings and the DRD legislation.

Autodesk’s future effective tax rate may be materially impacted by the amount of benefits associated with the Company’s foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, deduction for Domestic Production Activities, research credits, tax-exempt interest, DRD legislation election and changes in the tax law. In addition, Autodesk’s adoption of SFAS 123R, “Share-Based Payment,” in the first quarter of fiscal 2007 may also affect its future effective tax rate.

At April 30, 2005, Autodesk had net deferred tax assets of $142.4 million. Realization of these assets is dependent on its ability to generate approximately $447.4 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Inventories

Inventories consisted of the following:

	April 30, 2005	January 31, 2005
Raw materials and finished goods, net	$11,407	$8,256
Demonstration inventory, net	3,317	4,289

	$14,724	$12,545

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory levels in determining the lower of standard cost or market.

7.	Purchased Technologies and Capitalized Software

Purchased technologies, capitalized software and the related accumulated amortization were as follows:

	April 30, 2005	January 31, 2005
Purchased technologies	$140,808	$137,108
Capitalized software	21,780	21,780

	162,588	158,888
Less: Accumulated amortization	(152,233)	(149,569)

Purchased technologies and capitalized software, net	$10,355	$9,319

Expected future amortization expense for purchased technologies and capitalized software for the remainder of fiscal 2006 and for each of the fiscal years thereafter is as follows:

Year ending January 31,
2006	$3,566
2007	3,490
2008	2,410
2009	889

Total	$10,355

8.	Goodwill

The changes in the carrying amount of goodwill during the three months ended April 30, 2005 are as follows:

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2005	$159,063	$7,565	$166,628
Addition arising from acquisition	5,765	—	5,765
Other	(23)	—	(23)

Balance as of April 30, 2005	$164,805	$7,565	$172,370

During the first quarter of fiscal 2006, our goodwill balance increased due to the acquisition of Compass Systems GmbH. See Note 16, “Business Combinations” for a description of this acquisition.

9.	Restructuring Reserves

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that involved the elimination of 402 positions and the closure of a number of offices worldwide with a total cost of $27.5 million. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. Of the $27.5 million, $23.4 million was attributable to one-time termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charges was attributable to office closure costs, which included losses on operating leases and the write-off of leasehold improvements and equipment. The actions approved under the fiscal 2004 restructuring plan were completed during the fourth quarter of fiscal 2005.

The following table sets forth the restructuring activities during the three months ended April 30, 2005. The restructuring reserve balance is comprised of reserves remaining under the fiscal 2004 and fiscal 2002 restructuring plans. The current portion of this reserve totaling $4.0 million and $7.5 million as of April 30, 2005 and January 31, 2005, respectively, is included in “Other accrued liabilities.” The non-current portion of this reserve totaling $5.0 million and $5.6 million as of April 30, 2005 and January 31, 2005, respectively, is included in “Other liabilities.”

	Balance at January 31, 2005	Additions	Charges Utilized	Reversals	Balance at April 30, 2005
Office closure costs	$8,704	$—	$(861)	$—	$7,843
Employee termination costs	4,367	—	(3,249)	—	1,118

Total	$13,071	$—	$(4,110)	$—	$8,961

An analysis of the fiscal 2004 restructuring plan charges by reportable segment is included in Note 14, “Segments.”

10.	Commitments and Contingencies

Guarantees and Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services. Autodesk accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnifications have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnities or guarantees on its future results of operations.

In connection with the purchase, sale or license transactions of assets or businesses with third parties, Autodesk has entered into or assumed customary indemnity agreements related to the assets or businesses purchased, sold or licensed. Historically, costs related to these indemnities or guarantees have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnities or guarantees on its future results of operations.

As permitted under Delaware law, Autodesk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at Autodesk’s request in such capacity. The maximum potential amount of future payments Autodesk could be required to make under these indemnification agreements is unlimited; however, Autodesk has Directors’ and Officers’ Liability insurance coverage that is intended to reduce its exposure and may enable Autodesk to recover a portion of any future amounts paid. Autodesk believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Proceedings

For a summary of current or pending legal proceedings, please refer to Autodesk’s fiscal 2005 Form 10-K on file with the SEC. The following is a summary of pending matters for which there were material developments during the first quarter of fiscal 2006.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com in 2000. In March 2005, the parties entered into a settlement agreement resolving all claims and counterclaims among them. The resolution of this matter did not materially affect our results of operations, cash flows or financial position.

In addition, Autodesk is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.

11.	Changes in Stockholders’ Equity

During the three months ended April 30, 2005 Autodesk repurchased and retired 2.5 million shares of its common stock at an average repurchase price of $29.49 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the three months ended April 30, 2005 by $24.5 million and $49.2 million, respectively.

12.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended April 30,
	2005	2004
Net income	$76,078	$42,505
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities	—	(1,251)
Net change in cumulative foreign currency translation adjustment	(468)	(2,884)

Other comprehensive income (loss)	(468)	(4,135)

Total comprehensive income	$75,610	$38,370

13.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three months ended April 30,
	2005	2004
Numerator:
Numerator for basic and diluted net income per share – net income	$76,078	$42,505

Denominator:
Denominator for basic net income per share – weighted average shares	227,715	224,104
Effect of dilutive common stock options	21,557	14,461

Denominator for dilutive net income per share	249,272	238,565

The computation of diluted net income per share does not include 0.3 million options for the first quarter of fiscal 2006 and 0.4 million options for the first quarter of fiscal 2005. Such options were excluded in the computation of basic and diluted net income per share because the options had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive.

14.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment (formerly “Discreet”). The Location Services Division, which is not included in either reportable segment, is reflected as Other. Beginning the first quarter of fiscal 2006, Autodesk revisited the way it manages certain aspects of the business resulting in a change in its segments to more closely align them with how the business is currently being managed and evaluated. Prior period segment information has been restated to reflect this recent modification.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Consulting. Total sales of AutoCAD and AutoCAD LT (2D design products) accounted for 47% and 48% of consolidated net revenues during the three months ended April 30, 2005 and 2004, respectively. Total sales of 3D design products (Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D) accounted for 16% and 12% of consolidated net revenues during the three months ended April 30, 2005 and 2004, respectively.

The Media and Entertainment Segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, game production, web design and interactive web streaming.

Both reportable segments distribute their respective products primarily through authorized dealers and distributors, and, to a lesser extent, through direct sales to end-users.

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for certain assets such as goodwill. Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three months ended April 30,
	2005	2004
Net revenues:
Design Solutions	$313,160	$260,148
Media and Entertainment	41,217	37,624
Other	742	104

	$355,119	$297,876

Income (loss) from operations:
Design Solutions	$151,104	$122,735
Media and Entertainment	8,235	3,307
Unallocated amounts (1)	(68,717)	(72,521)

	$90,622	$53,521

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three months ended April 30,
	2005	2004
Net revenues:
Manufacturing Solutions Division	$59,041	$44,824
Infrastructure Solutions Division	39,291	35,493
Building Solutions Division	37,123	27,134
Platform Technology Division and Other	177,705	152,697

	$313,160	$260,148

Information regarding Autodesk’s operations by geographic area is as follow:

	Three months ended April 30,
	2005	2004
Net revenues:
U.S. customers	$110,252	$103,988
Other Americas	20,270	17,557

Total Americas	130,522	121,545

Europe, Middle East and Africa	134,136	108,767

Japan	48,492	37,036
Other Asia/Pacific	41,969	30,528

Total Asia/Pacific	90,461	67,564

Total net revenues	$355,119	$297,876

While Autodesk does not allocate restructuring charges to each reportable segment, the following table sets forth the fiscal 2004 restructuring plan activities that relate to each reportable segment during the three months ended April 30, 2005.

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2005	$942	$1,497	$803	$534	$275	$2,280	$6,331
Additions	—	—	—	—	—	—	—
Charges utilized	(291)	(702)	(88)	(417)	(50)	(2,130)	(3,678)

Balance at April 30, 2005	$651	$795	$715	$117	$225	$150	$2,653

Since the inception of the fiscal 2004 restructuring plan, the Design Solutions Segment and the Media and Entertainment Segment recorded restructuring charges totaling $11.5 million and $7.0 million, respectively.

15.	Financial Instruments

Autodesk uses derivative instruments to manage its earnings and cash flow exposures to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months. Autodesk’s general practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Forwards

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), have average maturities of less than three months. The forward contracts are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

The notional amounts of foreign currency forward contracts were $10.9 million at April 30, 2005 and $36.2 million at January 31, 2005. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars are recorded as other current assets and other accrued liabilities on our condensed consolidated balance sheets.

The notional amounts of foreign currency option contracts were $58.3 million at April 30, 2005 and $52.4 million at January 31, 2005 and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. Net settlement losses recorded as net revenues were $0.6 million during the three months ended April 30, 2005 and net settlement gains recorded as net revenues were $0.2 million during the three months ended April 30, 2004. Amounts associated with the cost of the options totaling $0.2 million were recorded in interest and other income, net, during the three months ended April 30, 2005 and April 30, 2004.

16.	Business Combinations

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

Compass Systems GmbH (“Compass”)

On March 31, 2005, Autodesk acquired certain assets of Compass Systems GmbH (“Compass”), a European-based developer of the Compass family of data management solutions, for $16.5 million. The acquisition is intended to allow Autodesk to more quickly expand its data management solution and deliver on its plans to provide a comprehensive data management solution for small- and medium-size manufacturers. Immediately prior to the acquisition, Compass was owned 50.1% by one of Autodesk’s largest resellers. The results of operations for Compass subsequent to March 31, 2005 have been included in the Company’s condensed consolidated financial statements.

Management’s preliminary allocation of the purchase consideration, based on a valuation of acquired assets and liabilities performed in-part by a third party appraiser, is as follows:

Developed technology (3 year useful life)	$3,700
Customer relationships (7 year useful life)	6,550
Backlog	170
Goodwill	5,765
Net tangible assets	357

$16,542

The goodwill balance of $5.8 million was assigned to the Manufacturing Solutions Division of Autodesk’s Design Solutions Segment and is deductible for tax purposes. This asset is attributed to the premium paid for the electronic data management and product data management channel expertise which provides an opportunity for Autodesk to enhance its growth in these markets.

17.	Pending Business Combinations

In April 2005, Autodesk entered into an agreement to acquire substantially all of the assets of Colorfront Ltd., a developer of color correction technology for film studios and digital film laboratories, for approximately $14.3 million. This acquisition, which is expected to close during the second quarter of fiscal 2006, is intended to provide Autodesk with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform optimization.

In May 2005, Autodesk entered into an agreement to acquire all outstanding shares of c-plan AG, a leader in the European geographic information system (GIS) market, for approximately $18.0 million plus net working capital at closing. This acquisition, which is expected to close during the second quarter of fiscal 2006, is intended to allow Autodesk to provide comprehensive industry applications for government and utility agencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding anticipated future operating margins, net revenues, product backlog, upgrade revenues, costs and expenses, allowance for bad debts, level of product returns, planned annual release cycles and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release, and we have increased the frequency of our releases. Beyond our base design products, we develop products addressing specific vertical market needs. In addition, we believe that migration from our 2D products to our higher priced 3D products presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D products as expected, and sales of our 2D products decrease without a corresponding increase in customer seats of our 3D products, we would not realize the growth we expect and our business would be adversely affected.

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

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China, India, Eastern Europe and South America, present significant growth opportunities for the Company. In support of our growth efforts in China, we opened our China Application Development Center (the “Center”) during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center both develops products for the worldwide market and develops products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. We believe our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas, such as China, where software piracy is a substantial problem.

Another significant part of our growth strategy is based upon improving the installed base business model. A key element of this change is our ability to release major products on an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to the customer on a regular and timely basis. Annual releases also drive annual product retirement programs, thereby reducing the volatility of revenues we have experienced in the past, as both the release of the new version and retirement of the oldest supported version are currently planned to happen approximately annually. Volatility may also be reduced through the Autodesk Subscription Program, as revenue is recognized ratably over the subscription contract period.

We are continually focused on improving productivity and efficiency in all areas of the Company. Doing so will allow us to increase our investment in growth initiatives and improve our profitability. During fiscal 2004, we conducted a rigorous study of our cost structure. Through the services of a major consulting firm, we benchmarked Autodesk metrics against averages of other companies including other leading software companies. As a result of the study, we undertook a restructuring plan that concluded at the end of fiscal 2005, began implementing certain productivity and efficiency initiatives throughout the Company and committed to continuous improvements in our productivity. Over the last fiscal year, our operating margin increased from 18% for the first quarter of fiscal 2005 to 26% for the first quarter of fiscal 2006, while we continued to invest in growth initiatives. Longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

Autodesk generates significant cash flow. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans, as well as investments in acquisitions and investments in growth initiatives. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions are intended to provide adjacency to our current products and services, specific technology or expertise and rapid product integration. Additionally, we continue to invest in growth initiatives including lifecycle management and sales, market and channel development.

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts was $6.9 million at April 30, 2005 and $7.2 million at January 31, 2005.

Estimated allowances for doubtful accounts are determined based upon historical loss patterns and an evaluation of the potential risk of loss associated with specific problem accounts. The use of different estimates or assumptions could produce different allowance balances. While we believe our existing allowance for doubtful accounts is adequate and appropriate, additional reserves may be required should the financial condition of our customers deteriorate or as unusual circumstances arise.

Product Returns Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. Our product returns reserves were $12.4 million at April 30, 2005 and $15.3 million at January 31, 2005. Product returns as a percentage of applicable revenues were 3.5% and 4.8% for the three months ended April 30, 2005 and 2004, respectively.

The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. During the three months ended April 30, 2005 and April 30, 2004, we recorded additions to our product returns reserve of $7.0 million and $10.5 million, respectively, which reduced our revenue.

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

Deferred Tax Assets. We currently have $142.4 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $447.4 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Autodesk is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The Company’s effective tax rate is based on expected geographic income, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions on a worldwide basis. The Company believes its tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which it conducts its business. It is possible that these positions may be challenged which may have a significant impact on the Company’s effective tax rate.

Restructuring Expenses. During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The actions approved under this plan were completed by the end of fiscal 2005.

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

Stock Option Accounting. We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant. We disclose in Note 4, “Employee Stock Compensation” in the Notes to Condensed Consolidated Financial Statements the expense consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”). The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models which require the input of highly subjective assumptions, including the expected life of the option and expected future volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. Had we recorded compensation expense from stock option grants, our net income would have been substantially less. Upon adoption of Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in the first quarter of fiscal 2007, our operating margins and net income will be adversely affected.

Legal Contingencies. As described in Part II, Item 1, “Legal Proceedings” and Note 10, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Overview of First Quarter 2006

	Three Months Ended April 30, 2005	As a % of Net Revenues	Three Months Ended April 30, 2004	As a % of Net Revenues
	(in millions)
Net Revenues	$355.1	100%	$297.9	100%
Cost of revenues	43.5	12%	41.9	14%
Operating expenses excluding restructuring charges	221.0	62%	194.2	65%
Restructuring	—	—	8.3	3%

Income from Operations	$90.6	26%	$53.5	18%

Our net revenues were 19% higher for the three months ended April 30, 2005 as compared to the same period in the prior fiscal year primarily due to strong new seat and subscription revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro. Compared to the three months ended April 30, 2004, new seat revenues increased 22%, and subscription revenues increased 57%, while upgrade revenues decreased by 3%. Revenue growth was driven more by volume growth than price increases due to the strength of our current product releases, particularly the AutoCAD 2006 family of products and Autodesk Inventor products.

Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at April 30, 2005 was approximately $249.0 million, of which $26.9 million related to current software license product orders which have not yet shipped at the end of the fiscal quarter; we expect this component of product backlog to decline in the second quarter of fiscal 2006. The value of software license product orders that had not yet shipped at January 31, 2005 was $32.0 million and at April 30, 2004 was $12.0 million.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, China, Korea, Australia and Canada. The weaker value of the U.S. dollar, relative to foreign currencies, had a positive impact of $4.2 million on operating results in the first quarter of fiscal 2006 compared to the prior fiscal year. Had exchange rates from the first quarter of fiscal 2005 been in effect during fiscal 2006, translated international revenue billed in local currencies would have been $6.6 million lower and operating expenses would have been $2.4 million lower. Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. Subsequent to April 30, 2005, the value of the euro declined against the U.S. dollar which could unfavorably impact euro denominated revenues and favorably impact euro denominated expenses in the future. To reduce this impact for the current quarter, we utilize foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

Our operating expenses, excluding restructuring, increased $26.8 million for the three months ended April 30, 2005 as compared to the same period in the prior fiscal year, but declined as a percentage of revenue. The increase was due primarily to higher marketing costs associated with trade shows, product launches and branding campaigns, higher salary expense due to higher headcount and annual salary increases as well as higher professional fees related to third-party development activities. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. During fiscal 2006 we expect operating expenses to continue to increase in absolute dollars but decline as a percentage of revenue, as compared to the same period in the prior fiscal year, as we balance investment in our growth opportunities with our focus on increasing profitability.

Throughout the three months ended April 30, 2005, we maintained a strong balance sheet and generated $63.3 million of cash from our operating activities as compared to $55.2 million during the same period in the prior fiscal year. We finished the first quarter of fiscal 2006 with $537.8 million in cash and marketable securities, a higher deferred revenue balance, a higher accounts receivable balance, along with a higher, although more typical, days sales outstanding position as compared to the same period in the prior fiscal year. Approximately 75% of the deferred revenues balance at April 30, 2005 consisted of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Subsequent to our earnings release on May 19, 2005, we made changes to our previously reported Condensed Consolidated Balance Sheets at April 30, 2005 and January 31, 2005 and Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2005 and 2004. We increased non-current liabilities and decreased current liabilities by $5.0 million at April 30, 2005 and $5.6 million at January 31, 2005 in our Condensed Consolidated Balance Sheets. In addition, our previously reported Condensed Consolidated Statements of Cash Flows were revised to reduce cash used in “Business combinations, net” by $1.9 million and increased cash used in “Changes in operating assets and liabilities, net of business combinations” by the same amount for the three months ended April 30, 2005.

Results of Operations

Net Revenues

	Three Months Ended April 30, 2005	Increase compared to prior year period		Three Months Ended April 30, 2004
		$	%
	(in millions)
Net revenues:
License and other	$296.4	$35.9	14%	$260.5
Maintenance	58.7	21.3	57	37.4

	$355.1	$57.2	19%	$297.9

Net revenues by geographic area:
Americas	$130.5	$9.0	7%	$121.5
Europe, Middle East and Africa	134.1	25.3	23	108.8
Asia/Pacific	90.5	22.9	34	67.6

	$355.1	$57.2	19%	$297.9

Net revenues by operating segment:
Design Solutions	$313.2	$53.0	20%	$260.2
Media and Entertainment	41.2	3.6	10	37.6
Other	0.7	0.6	n/a	0.1

	$355.1	$57.2	19%	$297.9

Net Design Solutions Revenues:
Manufacturing Solutions Division	$59.1	$14.3	32%	$44.8
Infrastructure Solutions Division	39.3	3.8	11	35.5
Building Solutions Division	37.1	9.9	36	27.2
Platform Technology Division and Other	177.7	25.0	16	152.7

	$313.2	$53.0	20%	$260.2

Net revenues increased to $355.1 million in the first quarter of fiscal 2006 from $297.9 million in the first quarter of fiscal 2005. Net revenues increased in all three of our geographic areas, due primarily to strong new seat and subscription revenues, coupled with the positive effects of changes in foreign currencies.

License and other revenues for the first quarter of fiscal 2006 were $296.4 million as compared to $260.5 million in the same period of the prior fiscal year. The increase was primarily due to increased new seat revenues for most major products as a result of our new product releases in the first quarter of fiscal 2006, offset in part by lower upgrade revenues. Also, changes in foreign currencies had a positive impact on revenue. We expect strong upgrade revenues for the remainder of fiscal 2006 as a result of new product releases across our divisions during the first quarter and the anticipated retirement of the AutoCAD 2002-based products. The remaining installed base of the AutoCAD 2002-based products at April 30, 2005 is significantly larger than the installed base of the AutoCAD 2000i-based products at that equivalent time last year; however, the installed base of the AutoCAD 2004-based products is expected to be smaller than AutoCAD 2002 on the equivalent date in 2006. In future fiscal years, we expect upgrade revenue to decline as customers continue to migrate to our subscription program. Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from our subscription program. As a percentage of total net revenues, maintenance revenues were 17% and 13% for the first quarter of fiscal 2006 and fiscal 2005, respectively. Our subscription program, available to most customers worldwide, continues to attract new and renewal customers providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our newest releases and planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase as a percentage of total net revenues.

Net revenues in the Americas increased 7% to $130.5 million in the first quarter of fiscal 2006 as compared to $121.5 million in the same period of the prior fiscal year, largely due to strong new seat and subscription revenue offset in part by lower upgrade revenues.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased 23% to $134.1 million in the first quarter of fiscal 2006 from $108.8 million in the same period of the prior fiscal year due primarily to strong new seat and subscription sales, as well as favorable exchange rates. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for EMEA increased approximately 18% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Net revenues in Asia/Pacific increased 34% to $90.5 million in the first quarter of fiscal 2006 from $67.6 million in the same period of the prior fiscal year. The increase in net revenues was due primarily to strong new seat, subscription and upgrade revenues. Exchange rates had very little impact during the first quarter of fiscal 2006; ignoring the effects of changes in foreign currencies during the current quarter, net revenues for Asia/Pacific increased approximately 33% in the first quarter of fiscal 2006 as compared to first quarter of fiscal 2005.

For the first quarter of fiscal 2006, net revenues for the Design Solutions Segment were $313.2 million as compared to $260.2 million in the same period in the prior fiscal year. The increase in net revenues in the first quarter of fiscal 2006 for the Design Solutions Segment was due primarily to strong new seat and subscription revenues and to a lesser extent, favorable exchange rates. While upgrade revenue decreased slightly during the first quarter of fiscal 2006 as compared to the same period in the prior fiscal year, revenue from upgrades and subscriptions combined accounted for 37% of Design Solutions Segment revenues for the first quarter of fiscal 2006 as compared to 38% of Design Solutions Segment revenue for the first quarter of fiscal 2005. Maintenance revenue accounted for 18% of Design Solutions Segment revenue for the first quarter of fiscal 2006 and 14% of Design Solutions Segment Revenues for the first quarter of fiscal 2005. Although we have been shifting our focus to more vertically-oriented and 3D product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 47% and 48% of our consolidated net revenues for the first quarter of fiscal 2006 and 2005, respectively. Net revenues for our 3D products increased approximately 60% for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD and related vertical industry products, to our higher priced 3D products such as the Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D. However, should sales of 2D products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

Net revenues for the Media and Entertainment Segment increased 10% to $41.2 million in the first quarter of fiscal 2006 from $37.6 million in the first quarter of fiscal 2005 primarily due to growth in new seat revenues and favorable exchange rates. Net revenues from our advanced systems products were $27.0 million in the first quarter of fiscal 2006 as compared to $24.0 million in the first quarter of fiscal 2005.

International sales accounted for 69% of our net revenues in the first quarter of fiscal 2006 as compared to 65% in the same period of the prior fiscal year. Ignoring the effects of changes in foreign currencies during the first quarter of fiscal 2006, international sales would have been 68% of net revenues. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries which contribute a significant portion of our net revenues would have a material adverse effect on our business.

Cost of Revenues

	Three Months Ended April 30, 2005	Increase compared to prior year period		Three Months Ended April 30, 2004
		$	%
	(in millions)
Cost of revenues:
License and Other	$38.7	$1.1	3%	$37.6
Maintenance	4.8	0.5	12	4.3

	$43.5	$1.6	4%	$41.9

As a percentage of net revenues	12%			14%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software, hosting costs and the labor cost of fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (primarily workstations manufactured by SGI for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased 3% or $1.1 million during the three months ended April 30, 2005, as compared to the same period in the prior fiscal year, due primarily to increased volume and changes in product mix and slightly higher royalty expenses for licensed technology embedded in our products.

Cost of maintenance revenues includes direct costs of our subscription program, amortization of capitalized software and overhead charges. Cost of maintenance revenues increased 12% during the three months ended April 30, 2005, or $0.5 million, as compared to the same period in the prior fiscal year, due primarily to incremental direct program costs incurred as part of the growth of the subscription program.

In the future, cost of revenues as a percentage of net revenues is likely to continue to be impacted by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and new customer support offerings.

Marketing and Sales

	Three Months Ended April 30, 2005	Increase compared to prior year period		Three Months Ended April 30, 2004
		$	%
	(in millions)
Marketing and sales	$127.4	$18.1	17%	$109.3
As a percentage of net revenues	36%			37%

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

The increase of $18.1 million when comparing the first quarters of fiscal years 2006 and 2005 was due primarily to approximately $14.6 million of increased marketing and promotion costs related to product launches, trade shows and branding, approximately $2.5 million of higher employee costs as well as costs related to a customer information and customer support software project.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support and, as a result, expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended April 30, 2005	Increase compared to prior year period		Three Months Ended April 30, 2004
		$	%
	(in millions)
Research and development	$65.9	$8.0	14%	$57.9
As a percentage of net revenues	19%			19%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, contract development fees, purchased in-process technology, depreciation of computer equipment used in software development and overhead charges.

The increase in research and development expenses compared to the prior year was due primarily to efforts to invest additional resources in certain growth initiatives including research and development. Employee-related costs increased approximately $2.2 million in the first quarter of fiscal 2006 as compared to the same period in the prior fiscal year. In addition, we incurred approximately $4.9 million for purchased in-process technology for our Design Solutions Segment, related to technology purchased from one independent software developer. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use.

We expect that research and development spending will continue to increase in absolute dollars in future periods as we continue to invest in product development and continue to acquire new technology.

General and Administrative

	Three Months Ended April 30, 2005	Increase compared to prior year period		Three Months Ended April 30, 2004
		$	%
	(in millions)
General and administrative	$27.7	$0.6	2%	$27.1
As a percentage of net revenues	8%			9%

General and administrative expenses include our finance, human resources, legal costs and overhead charges. Total general and administrative expenses remained relatively consistent during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Restructuring

	Three Months Ended April 30, 2005	Decrease compared to prior year period		Three Months Ended April 30, 2004
		$	%
	(in millions)
Restructuring	$—	$8.3	n/a	$8.3
As a percentage of net revenues	—			3%

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide having a total cost of $27.5 million. This plan, which we refer to as the fiscal 2004 restructuring plan, was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The actions approved under the fiscal 2004 restructuring plan were completed during the fourth quarter of fiscal 2005; there were no restructuring charges during the first quarter of fiscal 2006. As a result of the fiscal 2004 restructuring plan, we expect to realize pretax savings of approximately $9.3 million per quarter, resulting in an annual savings of approximately $37.0 million to be reflected across each on-going cost and expense line item in the Condensed Consolidated Statements of Income. However, a portion of these savings are being used to fund various growth initiatives in-line with our corporate strategy; consequently, not all of these savings will directly reduce operating expenses but have helped contain cost increases across each expense category described above.

During the three months ended April 30, 2004, we recorded net restructuring charges of $8.3 million, of which approximately $6.6 million related to employee termination costs for 316 employees and $1.8 million related to the closure of facilities. Partially offsetting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure costs originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated.

For additional information regarding restructuring reserves, see Note 9, “Restructuring Reserves” and Note 14, “Segments,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended April 30,
	2005	2004
	(in millions)
Interest and investment income, net	$2.8	$1.8
Losses on foreign currency transactions	(0.3)	(0.5)
Net realized gains on sales of marketable securities	—	0.4
Other income	0.5	0.7

	$3.0	$2.4

The investment income portion of the “Interest and investment income, net,” line item fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

Provision for Income Taxes

During the first quarter of fiscal 2006, we recognized a current income tax benefit of approximately $1.2 million, which reduced accrued income taxes as a result of the Company’s resolution and closure of its Franchise

Tax Board (“FTB”) audit for fiscal 2000 as well as the closure and lapse of the statute of limitations with respect to certain foreign tax years. Absent the impact of the one-time income tax benefit of $1.2 million, our effective income tax rate was 20% in the three months ended April 30, 2005 and 24% in the three months ended April 30, 2004. The effective rate for the three months ended April 30, 2005 is lower than the effective rate for the three months ended April 30, 2004 primarily due to the tax benefits associated with our intention to repatriate certain foreign earnings under the American Jobs Creation Act of 2004 (“DRD legislation”), which was signed into law during the third quarter of fiscal 2005. The DRD legislation allows for the repatriation of foreign dividends at a rate lower than the 35% federal statutory rate through a one-time election available to Autodesk through January 31, 2006. The effective tax rate for fiscal 2006 is less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI”), deduction for Domestic Production Activities, research credits, and the tax benefits from low taxed foreign earnings and the DRD legislation.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, deduction for Domestic Production Activities, research credits, tax-exempt interest, DRD legislation election and changes in the tax law. In addition, our adoption of SFAS 123R, “Share-Based Payment,” in the first quarter of fiscal 2007 may also affect our future effective tax rate.

At April 30, 2005, we had net deferred tax assets of $142.4 million. Realization of these assets is dependent on our ability to generate approximately $447.4 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combinations

We acquire new technology or supplement our existing technology by purchasing businesses focused in specific markets or industries. During the three months ended April 30, 2005, we acquired the following business:

Date	Company	Details
March 2005	Compass Systems GmbH (“Compass”)	The assets acquired from Compass allow us to more quickly expand our data management solution and deliver on our plans to provide a comprehensive data management solution for small and medium-size manufacturers. The assets acquired were assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

For additional information on this acquired business, see Note 16, “Business Combinations” in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary source of cash is receipts from revenue. The primary uses of cash are employee-related expenses (compensation and related benefits), general operating expenses (marketing, facilities and overhead) and cost of revenues. In addition, we receive cash proceeds from the exercise of employee stock options and the purchase of employee stock purchase plan shares and use cash to repurchase outstanding Autodesk shares under our share repurchase program.

At April 30, 2005, our principal sources of liquidity were cash and marketable securities totaling $537.8 million and net accounts receivable of $190.2 million. During the first quarter of fiscal 2006, we generated $63.3 million of cash compared to $55.2 million generated during the same period in fiscal 2005. This increase was primarily driven by higher operating earnings, higher accounts payable and deferred revenue balances as well as a reduction in net accounts receivables, partially offset by higher working capital uses of cash related to larger bonus and other incentive compensation amounts paid during the first quarter of fiscal 2006.

During the first quarter of fiscal 2006, we used $24.8 million in net cash for investing activities compared to a generation of $17.6 million in net cash during the same period of fiscal 2005. The net use of cash from investing activities during the first quarter of fiscal 2006 was due, in part, to $4.7 million in net purchases of available-for-sale marketable securities in our deferred compensation plan. During the same period in fiscal 2005, we generated $30.8 million in net proceeds from the sale of available-for-sale marketable securities, a portion of which were liquidated to fund the repurchase of our common stock. During the first quarter of fiscal 2006 we also utilized our cash to acquire certain assets of Compass Systems GmbH.

We used $36.9 million in net cash for financing activities during the first quarter of fiscal 2006, compared to $47.4 million during the same period last year. The major financing uses of cash in both periods were for the repurchase of our common stock and payment of dividends. We repurchased 2.5 million shares of our common stock for $73.7 million during the first quarter of fiscal 2006 and repurchased 5.2 million of our common stock for $149.0 million during the same period of fiscal 2005. As of April 30, 2005, 29.7 million shares remained available for repurchase under our stock repurchase program. We currently expect to continue making repurchases under this program. During the current quarter we also made dividend payments of $3.4 million, compared to dividend payments of $3.3 million during the first quarter of fiscal 2005. In December 2004, we announced our intent to discontinue payment of cash dividends after the fourth quarter of fiscal 2005. The dividend payment made this quarter related to the dividend declaration made during the fourth quarter of fiscal 2005. These financing uses of cash were partially offset by proceeds received from the issuance of common stock under our stock option and stock purchase plans, which amounted to $40.1 million during the first quarter of fiscal 2006 and $104.9 million during the first quarter of fiscal 2005.

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

At April 30, 2005 and January 31, 2005, 13% and 10%, respectively, of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States; the remaining balances are held with financial institutions outside the United States. As a result of the passage of the Dividends Received Deduction Legislation in October 2004, we intend to repatriate up to $500 million of accumulated foreign earnings from our foreign operations to the U.S. during fiscal 2006, where we can more effectively manage our cash and invest in our business. For further discussion of the Dividends Received Deduction Legislation, see Provision for Income Taxes under Results of Operations on page 25. In addition, $19.2 million of our marketable securities at April 30, 2005 are reserved for deferred compensation.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three months ended April 30, 2005 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At April 30, 2005, 29.7 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the three months ended April 30, 2005:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1-February 28	387		$29.86	387		31,798
March 1-March 31	2,111		29.42	2,111		29,687
April 1-April 30	—		—	—		—

Total	2,498	(1)	$29.49	2,498	(1)	29,687	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in December 2003, authorizing the repurchase of 32.0 million shares. This plan, announced in December 2003, does not have a fixed expiration date.

(2)	Of this amount, 5.7 million shares correspond to remaining shares available for repurchase under the plan approved by the Board of Directors in December 2003 and 24.0 million shares correspond to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2005 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

We maintain two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are six expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors in December 2004. In March 2005, the Board of Directors approved a new stock plan, the 2006 Stock Plan, which effectively replaces the 1996 Stock Plan on February 1, 2006, subject to approval by the stockholders of the Company.

In addition to stock option plans, our employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 80% of the options we granted during the three months ended April 30, 2005 were awarded to employees other than our CEO and the four other most highly compensated officers for fiscal 2005, which we refer to as our Named Executive Officers. Options granted under our equity plans during fiscal 2006 vest over periods ranging from one to four years and expire within seven to ten years of the date of grant. Options granted prior to fiscal 2006 expire within ten years of the date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

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

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options for the named periods:

	Three months ended April 30, 2005		Fiscal year ended January 31,
			2005	2004
Net grants during the period as % of outstanding shares	2.0%		3.9%	3.1%
Grants to Named Executive Officers during the period as % of total options granted	20.3	%(1)	15.9%	11.7%
Grants to Named Executive Officers during the period as % of outstanding shares	0.5%		0.8%	0.7%
Cumulative options held by Named Executive Officers as % of total options outstanding	23.9%		25.2%	20.9%

(1)	The executive staff, which includes the Named Executive Officers, received option grants during the first quarter of fiscal 2006. Employee grants are made throughout the year.

We expect to grant options totaling not more than three percent of our outstanding shares during fiscal 2006.

General Option Information

Our stock option activity for the named periods is summarized as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
Options outstanding at January 31, 2004	19,894	52,936	$8.40
Granted	(11,550)	11,550	17.52
Exercised	—	(25,445)	8.46
Canceled	2,607	(2,635)	9.46
Additional shares reserved	8,455	—	—
Reduction to shares available for future issuance approved by the Board of Directors in March 2005	(10,000)	—	—

Options outstanding at January 31, 2005	9,406	36,406	$11.17
Granted	(5,032)	5,032	29.61
Exercised	—	(2,500)	9.21
Canceled	321	(409)	13.63

Options outstanding at April 30, 2005	4,695	38,529	$13.68

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our Common Stock at April 30, 2005 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). The closing price of our Common Stock on April 30, 2005 was $31.83 per share.

	Exercisable		Unexercisable		Total
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-Money	13,319	$8.76	24,971	$16.13	38,290	$13.56
Out-of-the-Money	—	—	239	32.71	239	32.71

Total Options Outstanding	13,319	$8.76	25,210	$16.28	38,529	$13.68

Option Grants in Last Fiscal Quarter

The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the three months ended April 30, 2005:

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees (2)	Exercise Price	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($) (4)
					5%	10%
Carol A. Bartz	500,000	9.9%	$30.15	3/10/12	$6,137,039	$14,301,910
Carl Bass	250,000	5.0%	$30.15	3/10/12	$3,068,519	$7,150,955
George M. Bado	90,000	1.8%	$30.15	3/10/12	$1,104,667	$2,574,344
Alfred J. Castino	90,000	1.8%	$30.15	3/10/12	$1,104,667	$2,574,344
Marcia K. Sterling	90,000	1.8%	$30.15	3/10/12	$1,104,667	$2,574,344

(1)	The options in this table are incentive stock options or nonstatutory stock options granted under the 1996 Stock Plan, and have exercise prices equal to the fair market value of the Company’s Common Stock on the date of grant. The above options have seven year terms and vest over four years. The shares subject to each option will immediately vest in full in the event the Company is acquired by merger or asset sale, unless the option is to be assumed by the acquiring entity. In addition, under the Change in Control Program, in the event that the Company terminates any of the Named Executive Officers within 12 months following a change in control, the shares subject to that person’s option will vest as to the number of shares that would have vested within the 12 months following such termination.

(2)	The Company granted options to purchase 5.0 million shares of Common Stock during the three months ended April 30, 2005 to 2,374 employees.

(3)	The options in this table may terminate before their expiration upon the termination of the optionee’s status as an employee or consultant or upon the optionee’s disability or death.

(4)	Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain or “option spread” that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options’ seven-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 41% (at 5% per year) and 95% (at 10% per year). The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company’s estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option, and there can be no assurance that the potential realizable values shown in this table will be achieved.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under these plans at April 30, 2005 (number of securities in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	32,973	$14.41	19,701	(2)
Equity compensation plans not approved by security holders (3)	5,556	$9.38	—

Total	38,529	$13.68	19,701

(1)	Included in these amounts are 0.1 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $6.79 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	This amount includes 15.0 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan and reflects the reduction of 10.0 million shares available for future issuance approved by the Board of Directors in March 2005. In addition this amount excludes 25.0 million shares reserved under the 2006 Stock Plan, subject to approval by the Autodesk stockholders.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Descriptions of each of our compensation plans may be found in our 2005 Proxy Statement.

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

In the Media and Entertainment Segment, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and could have a negative impact on our future operating results. In addition, a number of the Media and Entertainment Segment’s Advanced Systems products rely primarily on workstations manufactured by Silicon Graphics, Inc. (“SGI”). Failure of SGI to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of the new accounting pronouncement, SFAS 123R, that will require us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a material impact on our results of operations, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, failure to continue momentum of annual release cycles or to move a significant number of customers from prior product versions in connection with our retirement programs, failure to convert our 2D customer base to 3D products, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2005, that our internal control over financial reporting was effective as of January 31, 2005, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, in March 2005 we acquired certain assets of Compass Systems GmbH. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions, as well as business divestitures, may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments, acquisitions and divestitures may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. In addition, the changing distribution models resulting from increased focus on direct sales to strategic accounts or from two-tiered distribution may impact our reseller network in the future. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation, who accounted for 12% of fiscal 2005 and first quarter of fiscal 2006 consolidated net revenue. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

Product returns could exceed our estimates and harm our net revenues.

With the exception of contracts with some distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return products in certain instances. For example, we generally allow our distributors and resellers to return older versions of products which have been superceded by new product releases. We anticipate that product returns will continue to be impacted by product update cycles, new product releases such as AutoCAD 2006 and software quality.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock option grants to our employees. However, the FASB issued SFAS 123R which will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of fiscal 2007. Such charges will negatively impact our earnings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A of our report on Form 10-K for the fiscal year ended January 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended April 30, 2005.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2005

AUTODESK, INC.
(Registrant)

/s/ ANDREW D. MILLER
Andrew D. Miller
Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)