Form 10-Q
period 2005-07-31
AUTODESK INC
filed 2005-09-02
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐    No ☒

As of July 31, 2005, there were approximately 228.4 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net revenues:
License and other	$309,365	$238,445	$605,743	$498,954
Maintenance	63,619	41,133	122,360	78,500

Total net revenues	372,984	279,578	728,103	577,454

Costs and expenses:
Cost of license and other revenues	39,847	36,116	78,540	73,701
Cost of maintenance revenues	4,625	4,100	9,439	8,387
Marketing and sales	134,019	105,013	261,416	214,292
Research and development	72,995	58,342	138,847	116,223
General and administrative	32,604	22,946	60,345	50,019
Restructuring	—	3,717	—	11,967

Total costs and expenses	284,090	230,234	548,587	474,589

Income from operations	88,894	49,344	179,516	102,865
Interest and other income, net	2,832	2,179	5,844	4,595

Income before income taxes	91,726	51,523	185,360	107,460
Provision for income taxes	(16,428)	(12,358)	(33,984)	(25,790)

Net income	$75,298	$39,165	$151,376	$81,670

Basic net income per share	$0.33	$0.17	$0.66	$0.36

Diluted net income per share	$0.30	$0.16	$0.61	$0.33

Shares used in computing basic net income per share	228,654	228,004	228,212	226,187

Shares used in computing diluted net income per share	250,310	250,607	249,261	246,737

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2005	January 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$478,663	$517,654
Marketable securities	42,807	15,038
Accounts receivable, net	202,415	196,827
Inventories	14,301	12,545
Deferred income taxes	43,264	14,250
Prepaid expenses and other current assets	24,560	25,483

Total current assets	806,010	781,797

Computer equipment, software, furniture and leasehold improvements, net	61,076	69,566
Purchased technologies and capitalized software, net	16,175	9,319
Goodwill	188,761	166,628
Deferred income taxes, net	92,993	105,061
Other assets	16,877	9,833

	$1,181,892	$1,142,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,658	$46,234
Accrued compensation	89,146	140,622
Accrued income taxes	22,813	41,549
Deferred revenues	206,323	178,701
Other accrued liabilities	54,165	61,234

Total current liabilities	435,105	468,340

Deferred revenues	25,217	15,528
Other liabilities	9,290	10,258

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	689,937	625,225
Accumulated other comprehensive loss	(8,487)	(2,843)
Deferred compensation	(440)	(269)
Retained earnings	31,270	25,965

Total stockholders’ equity	712,280	648,078

	$1,181,892	$1,142,204

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2005	2004
Operating Activities
Net income	$151,376	$81,670
Adjustments to reconcile net income to net cash provided by operating activities:
Charges for acquired in-process research & development	1,200	—
Depreciation and amortization	24,288	25,372
Stock compensation expense	259	377
Net loss on fixed asset disposals	27	282
Tax benefits from employee stock plans	50,787	24,414
Restructuring related charges, net	—	5,648
Changes in operating assets and liabilities	(51,639)	884

Net cash provided by operating activities	176,298	138,647

Investing Activities
Net (purchases) sales and maturities of available-for-sale marketable securities	(27,767)	20,165
Capital and other expenditures	(9,941)	(15,775)
Business combinations, net of cash acquired	(43,265)	(11,750)
Other investing activities	45	(1,490)

Net cash used in investing activities	(80,928)	(8,850)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	72,865	160,879
Repurchases of common stock	(202,035)	(216,410)
Dividends paid	(3,406)	(6,741)

Net cash used in financing activities	(132,576)	(62,272)

Effect of exchange rate changes on cash and cash equivalents	(1,785)	(3,803)

Net increase (decrease) in cash and cash equivalents	(38,991)	63,722
Cash and cash equivalents at beginning of year	517,654	282,249

Cash and cash equivalents at end of period	$478,663	$345,971

Supplemental cash flow information:
Net cash paid during the period for income taxes	$18,289	$7,365

Supplemental non-cash investing activity:
Accounts receivable and other receivable reductions as partial consideration in business combinations	$2,371	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2005 and for the three and six months ended July 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2006 or for any other period. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s fiscal 2005 Annual Report on Form 10-K.

Autodesk reclassified its January 31, 2005 Condensed Consolidated Balance Sheet, conforming it to current year presentation, to properly reflect the long-term portions of certain foreign pension liabilities and restructuring reserves from current liabilities to other liabilities.

2.	Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”) which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of income. Autodesk is required to adopt SFAS 123R starting in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 4, “Employee Stock Compensation,” for the pro forma net income and net income per share amounts for the three and six months ended July 31, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse effect on its consolidated statements of income and net income per share.

3.	Concentration of Credit Risks and Significant Customers

During the three months ended July 31, 2005 and July 31, 2004, sales to a single distributor represented 11% of Autodesk’s total net revenues during both periods. Sales to this same distributor during the six months ended July 31, 2005 and July 31, 2004 represented 12% of Autodesk’s total net revenues during both periods. In addition, gross accounts receivable due from this distributor represented 13% and 15% at July 31, 2005 and January 31, 2005, respectively.

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

The following table illustrates the effect on net income and net income per share if Autodesk had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation. For purposes of computing pro forma net income, the estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. Autodesk utilizes the Black-Scholes option pricing model to compute pro forma net income.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income – as reported	$75,298	$39,165	$151,376	$81,670
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	103	136	208	286
Deduct: Total stock-based employee compensation cost determined under the fair-value based method for all awards, net of related tax effects	(18,267)	(13,725)	(37,406)	(26,247)

Pro forma net income	$57,134	$25,576	$114,178	$55,709

Net income per share:
Basic – as reported	$0.33	$0.17	$0.66	$0.36

Basic – pro forma	$0.25	$0.11	$0.50	$0.25

Diluted – as reported	$0.30	$0.16	$0.61	$0.33

Diluted – pro forma	$0.23	$0.10	$0.46	$0.23

During the fourth quarter of fiscal 2005, Autodesk modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under the employee qualified stock purchase plan to account for modifications to employee withholdings and the two-year offering period of the plan. The pro forma charges for the three and six months ended July 31, 2004 have been revised and reflect a decrease of $0.5 million and $1.0 million, respectively, from amounts previously reported for those periods.

5.	Income Taxes

During the second quarter of fiscal 2006, Autodesk recognized a one-time income tax benefit of $1.9 million relating to an IRS technical correction of the American Jobs Creation Act of 2004 (“DRD legislation”). During the first quarter of fiscal 2006, Autodesk recognized a one-time income tax benefit of approximately $1.2 million as a result of the resolution and closure of the Company’s Franchise Tax Board audit for fiscal 2000 as well as the closure and lapse of the statute of limitations with respect to certain foreign tax years. Absent the impact of these tax benefits, Autodesk’s effective income tax rate was 20% in the three and six months ended

July 31, 2005 and 24% in the three and six months ended July 31, 2004. The effective rates for the three and six months ended July 31, 2005 are lower than the effective rates for the three and six months ended July 31, 2004 primarily due to the tax benefits associated with the Company’s intention to repatriate certain foreign earnings under the DRD legislation, which was signed into law during the third quarter of fiscal 2005. The DRD legislation allows for the repatriation of foreign dividends at a rate lower than the 35% federal statutory rate through a one-time election available to Autodesk through January 31, 2006. The effective tax rates for fiscal 2006 are less than the federal statutory rate of 35% due to the extraterritorial income exclusion, deduction for Domestic Production Activities, research credits, and the tax benefits from low taxed foreign earnings and the DRD legislation.

At July 31, 2005, Autodesk had net deferred tax assets of $136.3 million. Realization of these assets is dependent on its ability to generate approximately $469 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Inventories

Inventories consisted of the following:

	July 31, 2005	January 31, 2005
Raw materials and finished goods, net	$11,597	$8,256
Demonstration inventory, net	2,704	4,289

	$14,301	$12,545

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory levels in determining the lower of standard cost or market.

7.	Computer Equipment, Software, Furniture and Leasehold Improvements

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2005	January 31, 2005
Computer equipment, software and furniture	$200,030	$191,656
Leasehold improvements	32,217	32,586
Less accumulated depreciation	(171,171)	(154,676)

	$61,076	$69,566

8.	Purchased Technologies and Capitalized Software

Purchased technologies, capitalized software and the related accumulated amortization were as follows:

	July 31, 2005	January 31, 2005
Purchased technologies	$148,108	$137,108
Capitalized software	21,780	21,780

	169,888	158,888
Less: Accumulated amortization	(153,713)	(149,569)

Purchased technologies and capitalized software, net	$16,175	$9,319

Expected future amortization expense for purchased technologies and capitalized software for the remainder of fiscal 2006 and for each of the fiscal years thereafter is as follows:

Period ending January 31,
2006 – remaining six months	$3,028
2007	5,105
2008	4,025
2009	2,504
2010	1,163
2011	350

Total	$16,175

9.	Goodwill

The changes in the carrying amount of goodwill during the six months ended July 31, 2005 are as follows:

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2005	$159,063	$7,565	$166,628
Addition arising from acquisitions	12,753	9,380	22,133

Balance as of July 31, 2005	$171,816	$16,945	$188,761

During the first half of fiscal 2006, Autodesk’s goodwill balance increased due to the acquisitions of c-plan AG, Colorfront Ltd. and Compass Systems GmbH. See Note 17, “Business Combinations,” for a description of these acquisitions.

10.	Restructuring Reserves

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in the elimination of 402 positions and the closure of a number of offices worldwide with a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve the Company’s targeted operating margins and redirect resources to product development, sales development and other critical areas. Of the $27.5 million, $23.4 million was attributable to one-time termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charges was attributable to lease termination costs, which include losses on operating leases as well as the impairment of related leasehold improvements and equipment. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005. The remaining outstanding liabilities for employee termination costs are expected to be fully utilized by the end of fiscal 2006. The remaining outstanding lease termination costs relate to operating lease agreements expiring between the fourth quarter of fiscal 2006 and the fourth quarter of fiscal 2012.

During the second quarter of fiscal 2002, the Board of Directors approved a formal restructuring plan that included employee terminations and the closure of certain facilities worldwide (“Fiscal 2002 Plan”). This plan was designed to reduce the Company’s overall operating expense levels. The actions approved under the Fiscal 2002 Plan were completed during the first half of fiscal 2003. The remaining outstanding liabilities relate to on-going lease termination costs for outstanding operating lease agreements expiring between the fourth quarter of fiscal 2006 and the fourth quarter of fiscal 2015.

The following table sets forth the restructuring activities during the six months ended July 31, 2005.

	Balance at January 31, 2005	Additions	Charges Utilized	Reversals	Balance at July 31, 2005
Fiscal 2004 Plan
Lease termination costs	$2,020	$—	$766	$—	$1,254
Employee termination costs	4,311	—	3,992	—	319

Fiscal 2002 Plan
Lease termination costs	6,740	—	1,297	—	5,443

Total	$13,071	$—	$6,055	$—	$7,016

Current portion (1)	$7,466				$2,523
Non-current portion (1)	5,605				4,493

Total	$13,071				$7,016

(1)	The current and non-current portion of the reserve is recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities”, respectively.

Of the total $6.1 million of charges utilized during the six months ended July 31, 2005, $0.6 million resulted from foreign currency translation adjustments, primarily related to the strengthening of the U.S. dollar in relation the British pound.

An analysis of the Fiscal 2004 Plan by reportable segment is included in Note 15, “Segments.”

11.	Commitments and Contingencies

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

As permitted under Delaware law, Autodesk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at Autodesk’s request in such capacity. The maximum potential amount of future payments Autodesk could be required to make under these indemnification agreements is unlimited; however, Autodesk has Directors’ and Officers’ Liability insurance coverage that is intended to reduce its financial exposure and may enable Autodesk to recover a portion of any future amounts paid. Autodesk believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Proceedings

For a summary of current or pending legal proceedings, please refer to Autodesk’s fiscal 2005 Form 10-K on file with the SEC. The following is a summary of pending matters for which there were material developments during the first six months of fiscal 2006.

On May 13, 2004, Nuvo Services, LLC (“Nuvo”) filed suit in United States District Court, District of Arizona against Autodesk seeking to compel arbitration of Nuvo’s claim that Autodesk breached a contract that allegedly existed between Nuvo and a company acquired by Buzzsaw.com in 2000. In March 2005, the parties entered into a settlement agreement resolving all claims and counterclaims among them. The resolution of this matter did not materially affect the Company’s results of operations, cash flows or financial position.

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. Autodesk is currently investigating the allegations and intends to vigorously defend the case. Autodesk cannot determine the expected impact, if any, on its financial position, results of operation or cash flows at this time.

In addition, Autodesk is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

12.	Changes in Stockholders’ Equity

During the six months ended July 31, 2005, Autodesk repurchased and retired 6.0 million shares of its common stock at an average repurchase price of $33.66 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the six months ended July 31, 2005 by $59.4 million and $142.6 million, respectively.

13.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income	$75,298	$39,165	$151,376	$81,670
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities	—	(132)	—	(1,383)
Net change in cumulative foreign currency translation adjustment	(5,176)	(500)	(5,644)	(3,384)

Other comprehensive income (loss)	(5,176)	(632)	(5,644)	(4,767)

Total comprehensive income	$70,122	$38,533	$145,732	$76,903

14.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted net income per share – net income	$75,298	$39,165	$151,376	$81,670

Denominator:
Denominator for basic net income per share – weighted average shares	228,654	228,004	228,212	226,187
Effect of dilutive common stock options	21,656	22,603	21,049	20,550

Denominator for dilutive net income per share	250,310	250,607	249,261	246,737

For the three months ended July 31, 2005 and 2004, options to purchase less than 0.1 million weighted average shares and 0.3 million weighted average shares, respectively, were excluded from the computation of diluted net income per share. For the six months ended July 31, 2005 and 2004, options to purchase 0.2 million weighted average shares and 1.3 million weighted average shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded in the computation of basic and diluted net income per share because they had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive.

15.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment (formerly “Discreet”). The Location Services Division, which is not included in either reportable segment, is reflected as Other. During the current quarter, Autodesk revisited the way it manages certain aspects of the business resulting in a change in its segments to more closely align them with how the business is currently being managed and evaluated. Prior period segment information has been restated to reflect this recent modification.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Infrastructure Solutions Division, Building Solutions Division and the Platform Technology Division and Other, which includes Autodesk Consulting. Total sales of AutoCAD and AutoCAD LT (2D design products) accounted for 44% of consolidated net revenues during both of the three months ended July 31, 2005 and 2004. These products accounted for 45% and 46% of consolidated net revenues during the six months ended July 31, 2005 and 2004, respectively. Total sales of 3D design products (Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D) accounted for 18% and 14% of consolidated net revenues during the three months ended July 31, 2005 and 2004, respectively. These products accounted for 17% and 13% of consolidated net revenues during the six months ended July 31, 2005 and 2004, respectively.

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

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 9, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net revenues:
Design Solutions	$325,804	$242,419	$638,965	$502,567
Media and Entertainment	45,133	36,684	86,350	74,308
Other	2,047	475	2,788	579

	$372,984	$279,578	$728,103	$577,454

Income (loss) from operations:
Design Solutions	$155,034	$105,475	$306,562	$228,474
Media and Entertainment	9,477	6,654	17,875	10,104
Unallocated amounts (1)	(75,617)	(62,785)	(144,921)	(135,713)

	$88,894	$49,344	$179,516	$102,865

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net revenues:
Platform Technology Division and other	$180,170	$135,770	$357,876	$288,467
Manufacturing Solutions Division	60,184	44,289	119,225	89,113
Building Solutions Division	43,030	28,781	80,153	55,915
Infrastructure Solutions Division	42,420	33,579	81,711	69,072

	$325,804	$242,419	$638,965	$502,567

Information regarding Autodesk’s operations by geographic area is as follow:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net revenues:
U.S.	$120,719	$97,352	$230,972	$201,340
Other Americas	20,625	17,736	40,895	35,294

Total Americas	141,344	115,088	271,867	236,634

Europe, Middle East and Africa	140,557	98,928	274,692	207,695

Japan	41,502	32,705	89,994	69,741
Other Asia/Pacific	49,581	32,857	91,550	63,384

Total Asia/Pacific	91,083	65,562	181,544	133,125

Total net revenues	$372,984	$279,578	$728,103	$577,454

The following table sets forth the Fiscal 2004 restructuring plan activities that relate to each reportable segment during the six months ended July 31, 2005.

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2005	$942	$1,497	$803	$534	$275	$2,280	$6,331
Additions	—	—	—	—	—	—	—
Charges utilized	(525)	(1,270)	(175)	(534)	(66)	(2,188)	(4,758)

Balance at July 31, 2005	$417	$227	$628	$—	$209	$92	$1,573

Since the inception of the Fiscal 2004 restructuring plan, the Design Solutions Segment and the Media and Entertainment Segment recorded restructuring charges totaling $11.5 million and $7.0 million, respectively.

16.	Financial Instruments

Autodesk uses derivative instruments to manage its earnings and cash flow exposures due to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments by policy have maturities of less than three months. Autodesk’s general practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

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

The notional amounts of foreign currency forward contracts were $9.3 million at July 31, 2005 and $36.2 million at January 31, 2005. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars are recorded as other current assets and other accrued liabilities on the Company’s condensed consolidated balance sheets.

The notional amounts of foreign currency option contracts were $62.3 million at July 31, 2005 and $52.4 million at January 31, 2005, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. Net settlement gains recorded as net revenues were $1.6 million and $1.7 million during the three and six months ended July 31, 2005. There were no settlement gains or losses during the three months ended July 31, 2004. Net settlement gains recorded as net revenues were $0.2 million during the six months ended July 31, 2004. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.2 million during both of the six months ended July 31, 2005 and July 31, 2004. Cost of the options during the six months ended July 31, 2005 and July 31, 2004 totaled $0.4 million.

17.	Business Combinations

The following acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations for each business acquired are included in the accompanying condensed consolidated statements of income since their acquisition dates, and the related assets and liabilities were recorded based upon their relative fair values at their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions were not significant to Autodesk.

c-plan AG (“c-plan”)

On June 17, 2005, Autodesk acquired c-plan, a privately-held Swiss company, for $24.1 million. Of this amount, $2.2 million is payable over two years and is contingent on the continued employment of key employees. This amount will be recorded as compensation expense in future periods as it is incurred. Autodesk intends to incorporate c-plan’s family of geospatial applications and data management solutions into its Infrastructure Lifecycle Management solution offerings. The condensed consolidated financial statements include operating results of c-plan from the date of purchase.

Management’s preliminary allocation of the purchase consideration, based on a valuation of the acquired assets and liabilities performed in part by a third-party appraiser, is as follows:

Net tangible assets	$8,255
Developed technology (5 year useful life)	4,200
Customer relationships (6 year useful life)	2,600
Tradename (2 year useful life)	160
Goodwill	6,995
Deferred revenue	(315)

$21,895

The goodwill balance of $7.0 million was assigned to the Infrastructure Solutions Division of Autodesk’s Design Solutions Segment and is not deductible for tax purposes. This asset is attributed to the premium paid for the established data management products.

The deferred revenue balance of $0.3 million reflects the estimated fair value of the support obligation assumed from c-plan in connection with the acquisition. The support obligation assumed from c-plan will effectively conclude by the end of fiscal 2006.

Colorfront Ltd. (“Colorfront”)

On June 15, 2005, Autodesk acquired certain assets of Colorfront Ltd., a developer of color correction technology for film studios and digital film laboratories, for $15.2 million. Of this amount, $0.7 million is payable over the next year and is contingent upon the continued employment of a key employee. This amount will be allocated to future compensation expense in the period in which it is incurred. In addition, $0.5 million was recorded as royalty expense during the quarter related to the settlement of a pre-existing royalty agreement with Colorfront.

This acquisition is intended to provide Autodesk with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform optimization.

Management’s preliminary allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third-party appraiser, is as follows:

Developed technology (4 year useful life)	$3,100
In-process research and development (“IPR&D”)	1,200
Customer relationships (3.5 year useful life)	220
Goodwill	9,380
Net tangible assets	100

$14,000

The value assigned to IPR&D, which was expensed during the current quarter, was determined by identifying projects in areas where technological feasibility had not been achieved and alternative future uses did not exist.

The goodwill balance of $9.4 million, which is deductible for tax purposes, was assigned to the Media and Entertainment Segment. This acquired asset relates to the premium paid for Colorfront’s color correction technology, which provides Autodesk with further long-term growth opportunities in the digital film industry.

Compass Systems GmbH (“Compass”)

On March 31, 2005, Autodesk acquired certain assets of Compass Systems GmbH (“Compass”), the European-based developer of the Compass family of data management solutions, for $16.5 million. The acquisition is intended to allow Autodesk to more quickly expand its data management solution and deliver on its plans to provide a comprehensive data management solution for small- and medium-size manufacturers. Immediately prior to the acquisition, Compass was owned 50.1% by one of Autodesk’s largest resellers. The results of operations for Compass subsequent to March 31, 2005 have been included in the Company’s condensed consolidated financial statements.

Management’s allocation of the purchase consideration, based on a valuation of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

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

The discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding anticipated future operating margins, net revenues, product backlog, upgrade and maintenance revenues, costs and expenses, including cost of revenues and operating expenses, allowance for bad debts, future income, level of product returns, planned annual release cycles and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

We have created a large global community of resellers, third-party developers and customers, allowing us broad reach into volume markets. Our reseller network is extensive, and provides our customers with global resources for the purchase and support of our products as well as training services in an effective and cost efficient manner. We have a significant number of registered third-party developers, creating products that run on top of our products, further extending our reach into volume markets. Our installed base of millions of users has made Autodesk products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing work force, reducing the cost of training for our customers.

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release, and we have increased the frequency of our releases. Beyond our horizontal design products, we develop products addressing specific vertical market needs. In addition, we believe that migration from our 2D products to our higher priced 3D products presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D products as expected, and sales of our 2D products decrease without a corresponding increase in customer seats of our 3D products, we would not realize the growth we expect and our business would be adversely affected.

We believe the richer design data created by our 3D products requires better tools for design information management, also known as lifecycle management. We believe that for each author of design information, there are five to ten users of that information downstream. As a result, we are developing and introducing products that will allow downstream users, both within and external to our customer enterprises, to manage and share their designs. Our large installed base provides a unique opportunity to sell additional products to design and engineering departments and to expand our customer base from these design and engineering departments to adjacent departments and into the supply chain.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China, India, Eastern Europe and South America, present significant growth opportunities for the Company. In support of our growth efforts in China, we opened our China Application Development Center (the “Center”) during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center develops both products for the worldwide market and products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. We believe our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas, such as China, where software piracy is a substantial problem.

Another significant part of our growth strategy is based upon improving the installed base business model. A key element of this change is our ability to release major products on an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to customers on a regular and timely basis. Annual releases also drive annual product retirement programs, thereby reducing the volatility of revenues we have experienced in the past, as both the release of the new version and retirement of the oldest supported version are currently planned to happen on an annual basis. We plan to manage the timing of annual product retirements to synchronize more closely with annual product releases. Volatility may also be reduced through the Autodesk Subscription Program, as revenue is recognized ratably over the subscription contract period. Over time, we expect adoption of our subscription program to, by design, reduce the number of customers migrating to newer releases through upgrades or retirements.

We are continually focused on improving productivity and efficiency in all areas of the Company. Doing so will allow us to increase our investment in growth initiatives and improve our profitability. During fiscal 2004, we conducted a rigorous study of our cost structure. Through the services of a major consulting firm, we benchmarked Autodesk metrics against averages of other companies including other leading software companies. As a result of the study, we undertook a restructuring plan that concluded at the end of fiscal 2005, began implementing certain productivity and efficiency initiatives throughout the Company and committed to continuous improvements in our productivity. Over the last fiscal year, our operating margin increased from 18% for the second quarter of fiscal 2005 to 24% for the second quarter of fiscal 2006, while we continued to invest in growth initiatives. Longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

Autodesk generates significant cash flow. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans, as well as investments in acquisitions and investments in growth initiatives. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions are intended to provide adjacency to our current products and services, specific technology or expertise and rapid product integration. Additionally, we continue to invest in growth initiatives including product development and sales, market and channel development.

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

Allowance for Doubtful Accounts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts was $7.3 million at July 31, 2005 and $7.2 million at January 31, 2005.

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

Product Returns Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. Our product returns reserves were $15.8 million at July 31, 2005 and $15.3 million at January 31, 2005. Product returns as a percentage of applicable revenues were 3.4% and 5.3% for the three months ended July 31, 2005 and 2004, respectively, and 3.5% and 5.1% for the six months ended July 31, 2005 and 2004, respectively.

The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. During the three months ended July 31, 2005 and July 31, 2004, we recorded additions to our product returns reserve of $13.2 million and $10.0 million, respectively, which reduced our revenue. During the six months ended July 31, 2005 and July 31, 2004, we recorded additions to our product returns reserve of $20.2 million and $20.5 million, respectively, which reduced our revenue.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Realizability of Long-Lived Assets. We assess the realizability of our long-lived assets and related intangible assets, other than goodwill, annually during the fourth fiscal quarter, or sooner should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.

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

Deferred Tax Assets. We currently have $136.3 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $469 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

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

Restructuring Expenses. During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in the elimination of employee positions and the closure of a number of offices worldwide (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The actions approved under this plan were completed by the end of fiscal 2005.

Office closure costs consisted primarily of facility lease termination costs that were based upon projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers as well as management judgments and were based on assumptions for each of the real estate markets where the leased facilities were located. If real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during each of fiscal 2005, 2004 and 2003; we therefore recorded additional charges as a result of the inability to sublease abandoned facilities. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

Stock Option Accounting. We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant. We disclose in Note 4, “Employee Stock Compensation,” in the Notes to Condensed Consolidated Financial Statements the expense consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”). The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models which require the input of highly subjective assumptions, including the expected life of the option and expected future volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. Had we recorded compensation expense from stock option grants, our net income would have been substantially less. Upon adoption of Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in the first quarter of fiscal 2007, our operating margins and net income will be adversely affected.

Legal Contingencies. As described in Part II, Item 1, “Legal Proceedings” and Note 11, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Overview of the Three and Six Months Ended July 31, 2005

	Three Months Ended July 31, 2005	As a % of Net Revenues	Three Months Ended July 31, 2004	As a % of Net Revenues
	(in millions)
Net Revenues	$373.0	100%	$279.6	100%
Cost of revenues	44.5	12%	40.2	14%
Operating expenses excluding restructuring	239.6	64%	186.4	67%
Restructuring	—	—	3.7	1%

Income from Operations	$88.9	24%	$49.3	18%

	Six Months Ended July 31, 2005	As a % of Net Revenues	Six Months Ended July 31, 2004	As a % of Net Revenues
	(in millions)
Net Revenues	$728.1	100%	$577.5	100%
Cost of revenues	88.0	12%	82.1	14%
Operating expenses excluding restructuring	460.6	63%	380.5	66%
Restructuring	—	—	12.0	2%

Income from Operations	$179.5	25%	$102.9	18%

Our net revenues were 33% higher for the three months ended July 31, 2005 as compared to the same period in the prior fiscal year primarily due to strong new seat, upgrade and subscription revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro. Compared to the three months ended July 31, 2004, new seat revenues increased 24%, while upgrade and subscription revenues increased by 54% and 55%, respectively. Revenue growth was driven by volume growth in most major products as well as growing sales of the higher priced vertical and 3D products. Product sales volume has increased due to the strength of our current product releases, including AutoCAD 2006, Autodesk Inventor products, Autodesk Civil 3D, Autodesk Architectural Desktop and Autodesk Revit products.

Our net revenues were 26% higher for the six months ended July 31, 2005 as compared to the same period in the prior fiscal year again primarily due to strong new seat, subscription and upgrade revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro. Compared to the six months ended July 31, 2004, new seat revenues increased 23%, subscription revenues increased 55% and upgrade revenues increased 20%. Revenue growth was driven by volume growth in most major products as well as growing sales of the higher priced vertical and 3D products. Product sales volume has increased due to the strength of our current product releases, including AutoCAD 2006, Autodesk Inventor products, Autodesk Civil 3D, Autodesk Architectural Desktop and Autodesk Revit products.

Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at July 31, 2005 was approximately $257 million. Of this amount, approximately $26 million related to current software license product orders which have not yet shipped at the end of the fiscal quarter. The value of software license product orders that had not yet shipped was approximately $27 million at April 30, 2005, $32 million at January 31, 2005 and $20 million at July 31, 2004.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, China, Korea, Australia and Canada. The weaker value of the U.S. dollar, relative to foreign currencies, had a positive impact of $3.9 million and $8.1, respectively, on operating results during the three and six months ended July 31, 2005 compared to the same periods in the prior fiscal year. Had exchange rates from the second quarter of fiscal 2005 remained in effect during the second quarter of fiscal 2006, translated international revenue billed in local currencies would have been $5.6 million lower and operating expenses would have been $1.7 million lower. When comparing the corresponding six months periods ended July 31, 2005 and July 31, 2005, translated international revenue billed in local currencies would have been $12.2 million lower and operating expenses would have been $4.1 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenues and operating expenses in future periods. To reduce this effect for the current quarter, we utilize foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

Our operating expenses increased $53.2 million and $80.1 million, respectively, during the three and six months ended July 31, 2005 as compared to the same periods in the prior fiscal year, excluding the effect of restructuring charges during the prior fiscal year, but declined as a percentage of revenue. The increase was due primarily to higher marketing costs associated with trade shows, product launches and branding campaigns, higher salary expense due to higher headcount and annual salary increases as well as higher professional fees related to third-party development activities. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. During the second half of fiscal 2006, we expect operating expenses, excluding restructuring, to increase compared to the same period in the prior fiscal year, as we balance investment in our growth opportunities with our focus on increasing profitability.

Throughout the six months ended July 31, 2005, we maintained a strong balance sheet, generating $176.3 million of cash from our operating activities as compared to $138.6 million during the same period in the prior fiscal year. We finished the second quarter of fiscal 2006 with $521.5 million in cash and marketable securities, a higher deferred revenue balance, a higher accounts receivable balance, along with a lower days sales outstanding position as compared to the same period in the prior fiscal year. Approximately 77% of the deferred revenues balance at July 31, 2005 consisted of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

	Three Months Ended July 31, 2005	Increase compared to prior year period		Three Months Ended July 31, 2004	Six Months Ended July 31, 2005	Increase compared to prior year period		Six Months Ended July 31, 2004
		$	%			$	%
	(in millions)
Net revenues:
License and other	$309.4	$70.9	30%	$238.5	$605.7	$106.7	21%	$499.0
Maintenance	63.6	22.5	55%	41.1	122.4	43.9	56%	78.5

	$373.0	$93.4	33%	$279.6	$728.1	$150.6	26%	$577.5

Net revenues by geographic area:
Americas	$141.3	$26.2	23%	$115.1	$271.9	$35.3	15%	$236.6
Europe, Middle East and Africa	140.6	41.7	42%	98.9	274.7	66.9	32%	207.8
Asia/Pacific	91.1	25.5	39%	65.6	181.5	48.4	36%	133.1

	$373.0	$93.4	33%	$279.6	$728.1	$150.6	26%	$577.5

Net revenues by operating segment:
Design Solutions	$325.8	$83.4	34%	$242.4	$639.0	$136.4	27%	$502.6
Media and Entertainment	45.1	8.4	23%	36.7	86.3	12.0	16%	74.3
Other	2.1	1.6	309%	0.5	2.8	2.2	365%	0.6

	$373.0	$93.4	33%	$279.6	$728.1	$150.6	26%	$577.5

Net Design Solutions Revenues:
Platform Technology Division and other	$180.2	$44.4	33%	$135.8	$357.9	$69.4	24%	$288.5
Manufacturing Solutions Division	60.2	16.0	36%	44.2	119.2	30.1	34%	89.1
Building Solutions Division	43.0	14.2	49%	28.8	80.2	24.3	43%	55.9
Infrastructure Solutions Division	42.4	8.8	26%	33.6	81.7	12.6	18%	69.1

	$325.8	$83.4	34%	$242.4	$639.0	$136.4	27%	$502.6

The increase in net revenues for both the three and six month periods ended July 31, 2005 was due primarily to strong new seat, subscription and upgrade revenues, coupled with the positive effects of changes in foreign currencies across all geographic areas.

Increases in license and other revenues during both the three and six months periods ended July 31, 2005, as compared to the prior year periods, were primarily due to increased new seat revenues for most major products as a result of our new product releases in the first half of fiscal 2006, combined with increases in upgrade revenues that we believe resulted from promotions supporting the anticipated retirement of our AutoCAD 2002-based product series in the first quarter of fiscal 2007. In addition, we also experienced a positive impact on revenue resulting from favorable changes in foreign currency rates. We expect strong upgrade and new seat revenues for the remainder of fiscal 2006. The remaining installed base of the AutoCAD 2002-based products at July 31, 2005 is significantly larger than the installed base of the AutoCAD 2000i-based products at that equivalent time last year; however, the installed base of the AutoCAD 2004-based products, with an anticipated retirement date of the first quarter of fiscal 2008, is expected to be smaller than that of AutoCAD 2002 on the equivalent date in 2006. In future fiscal years, we expect upgrade revenue to decline as customers continue to migrate to our subscription program. Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from our subscription program. As a percentage of total net revenues, maintenance revenues were 17% and 15% for the second quarter of fiscal 2006 and fiscal 2005, respectively, and 17% and 14% for the first half of fiscal 2006 and fiscal 2005, respectively. Our subscription program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our newest releases and planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase as a percentage of total net revenues.

Net revenues in the Americas increased 23% to $141.3 million in the second quarter of fiscal 2006 as compared to $115.1 million in the same period of the prior fiscal year, largely due to strong new seat, subscription and upgrade revenues. Net revenues in the Americas increased by 15% to $271.9 million during the first half of fiscal 2006 as compared to $236.6 million in the first half of fiscal 2005. This increase was due primarily to strong new seat and subscription revenues, offset in part by lower upgrade revenues.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased 42% to $140.6 million in the second quarter of fiscal 2006 from $98.9 million in the same period of the prior fiscal year primarily due to strong upgrades, subscription and new seat revenues, as well as favorable exchange rates. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for EMEA increased approximately 38% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. EMEA net revenues increased 32% to $274.7 million in the first half of fiscal 2006 from $207.8 million in the same period of the prior fiscal year due primarily to strong new seat, subscription and upgrade revenues, as well as favorable exchange rates. Ignoring the effects of changes in foreign currencies, net revenues for EMEA increased approximately 28% in the first half of fiscal 2006 compared to the same period of the prior fiscal year.

Net revenues in Asia/Pacific increased 39% to $91.1 million in the second quarter of fiscal 2006 from $65.6 million in the same period of the prior fiscal year. The increase in net revenues was due primarily to strong new seat revenues, followed by subscription and upgrade revenues, as well as favorable exchange rates. Ignoring the effects of changes in foreign currencies during the current quarter, net revenues for Asia/Pacific increased approximately 37% in the second quarter of fiscal 2006 as compared to second quarter of fiscal 2005. Asia/Pacific net revenues during the first half of fiscal 2006 increased 36% to $181.5 million from $133.1 million during the same period in the prior fiscal year. The increase was again primarily due to strong new seat revenues, as well as subscription and upgrade revenues. Ignoring the effects of changes in foreign currencies during the current fiscal year, net revenues for Asia/Pacific increased approximately 35% in the second quarter of fiscal 2006 as compared to the same period of the prior fiscal year.

For the second quarter of fiscal 2006, net revenues for the Design Solutions Segment were $325.8 million as compared to $242.4 million in the same period in the prior fiscal year. The increase in net revenues during this period was due primarily to strong new seat, subscription and upgrade revenues and to a lesser extent, favorable exchange rates. Maintenance revenue from our subscription program accounted for 19% of Design Solutions Segment revenue for the second quarter of fiscal 2006 and 16% of Design Solutions Segment revenues for the second quarter of fiscal 2005. During the first half of fiscal 2006, net revenues for the Design Solutions Segment increased 27% to $639.0 million as compared the same period of the prior fiscal year. This increase in net revenues was primarily due to strong new seat, subscription and upgrade revenues, and to a lesser extent, favorable exchange rates. Although we have been shifting our focus to more vertically-oriented and 3D product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 44% of our consolidated net revenues during both of the three month periods ended July 31, 2005 and 2004, growing 34% over the prior year. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT accounted for 45% and 46% of our consolidated net revenues during the six months ended July 31, 2005 and July 31, 2004, respectively, growing 25% over the prior year. Net revenues for our 3D products increased approximately 72% and 67% during the three and six months ended July 31, 2005, respectively, as compared to the same periods in the prior fiscal year. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD and related vertical industry products, to our higher priced 3D products such as the Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D. However, should sales of 2D products decrease without a corresponding conversion of the customer seats to 3D products, our results of operations will be adversely affected.

The increase in net revenues for the Media and Entertainment Segment during both the three and six months ended July 31, 2005, as compared to the prior year periods, is primarily due to growth in new seat and subscription revenues of our 3ds max product as well as growth in the sales of our Linux-based advanced systems products (flint and smoke). Net revenues from our advanced systems products increased by $5.7 million or 23% and $8.7 million or 18% to $30.7 million and $57.7 million, respectively, during the three and six months ended July 31, 2005, as compared to the prior year periods.

International sales accounted for 68% of our net revenues in the second quarter of fiscal 2006 as compared to 65% in the same period of the prior fiscal year. Ignoring the effects of changes in foreign currencies during the second quarter of fiscal 2006, international sales would have been 67% of net revenues. International sales during the first half of fiscal 2006 accounted for 68% of our net revenues, as compared to 65% in the same period of the prior fiscal year. Ignoring the effects of changes in foreign currencies during the first half of fiscal 2006, international sales would have been 67% of net revenues. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries that contribute a significant portion of our net revenues would have a material adverse effect on our business.

Cost of Revenues

	Three Months Ended July 31, 2005	Increase compared to prior year period		Three Months Ended July 31, 2004	Six Months Ended July 31, 2005	Increase compared to prior year period		Six Months Ended July 31, 2004
		$	%			$	%
	(in millions)
Cost of revenues:
License and other	$39.9	$3.8	11%	$36.1	$78.6	$4.9	7%	$73.7
Maintenance	4.6	0.5	13%	4.1	9.4	1.0	13%	8.4

	$44.5	$4.3	11%	$40.2	$88.0	$5.9	7%	$82.1

As a percentage of net revenues	12%			14%	12%			14%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software, hosting costs and the labor cost of fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (primarily workstations manufactured by SGI and IBM for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased 11% and 7% during the three and six months ended July 31, 2005, as compared to the same periods in the prior fiscal year, due primarily to increased volume and changes in product mix and slightly higher royalty expenses for licensed technology embedded in our products.

Cost of maintenance revenues includes direct costs of our subscription program, amortization of capitalized software and overhead charges. Cost of maintenance revenues increased 13% during both the three and six months ended July 31, 2005, as compared to the same periods in the prior fiscal year, due primarily to incremental direct program costs incurred as part of the growth of the subscription program.

Overall, cost of revenues continues to decline as a percentage of net revenues due to the amount of fixed costs that are not necessarily impacted by the growth in our sales volumes; we expect cost of revenues as a percentage of net revenues to decline in future periods as this trend continues. Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and new customer support offerings.

Marketing and Sales

	Three Months Ended July 31, 2005	Increase compared to prior year period		Three Months Ended July 31, 2004	Six Months Ended July 31, 2005	Increase compared to prior year period		Six Months Ended July 31, 2004
		$	%			$	%
	(in millions)
Marketing and sales	$134.0	$29.0	28%	$105.0	$261.4	$47.1	22%	$214.3
As a percentage of net revenues	36%			38%	36%			37%

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

The increase of $29.0 million when comparing the second quarters of fiscal 2006 and 2005 was due primarily to approximately $16.7 million of increased marketing and promotion costs related to product launches, trade shows and branding, approximately $6.7 million of higher employee-related costs as well as costs related to a customer information and customer support software project. Marketing and sales expenses increased by 22% during the first half of fiscal 2006, as compared to the first half of fiscal 2005, due primarily to approximately $31.4 million of increased marketing and promotion costs related to product launches, trade shows and branding, approximately $9.2 million of higher employee-related costs as well as costs related to a customer information and customer support software project.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support and, as a result, expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended July 31, 2005	Increase compared to prior year period		Three Months Ended July 31, 2004	Six Months Ended July 31, 2005	Increase compared to prior year period		Six Months Ended July 31, 2004
		$	%			$	%
	(in millions)
Research and development	$73.0	$14.7	25%	$58.3	$138.8	$22.6	19%	$116.2
As a percentage of net revenues	20%			21%	19%			20%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, contract development fees, purchased in-process technology, depreciation of computer equipment used in software development and overhead charges.

The increase in research and development expenses during the second quarter of fiscal 2006 compared to the same prior-year period was due primarily to efforts to invest additional resources in certain growth initiatives including research and development. Employee-related costs increased approximately $4.4 million and professional fees increased approximately $2.7 million in the second quarter of fiscal 2006 as compared to the same period in the prior fiscal year. We also purchased $6.8 million of in-process technology for our Design Solutions Segment from one independent software developer. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use. In addition, we recognized $1.2 million of in-process research and development costs in connection with our acquisition of Colorfront Ltd.

Research and development expenses during the first half of fiscal 2006 compared to the same prior-year period increased primarily due to efforts to invest additional resources in certain research and development related growth initiatives. Employee-related costs increased approximately $6.6 million and professional fees increased approximately $2.7 million in the first half of fiscal 2006 as compared to the same period in the prior fiscal year. We also purchased $11.7 million of in-process technology for our Design Solutions Segment from one independent software developer and recognized $1.2 million of in-process research and development costs in connection with our acquisition of Colorfront Ltd.

We expect that research and development spending will continue to increase in absolute dollars in future periods as we continue to invest in product development and continue to acquire new technology.

General and Administrative

	Three Months Ended July 31, 2005	Increase compared to prior year period		Three Months Ended July 31, 2004	Six Months Ended July 31, 2005	Increase compared to prior year period		Six Months Ended July 31, 2004
		$	%			$	%
	(in millions)
General and administrative	$32.6	$9.7	42%	$22.9	$60.3	$10.3	21%	$50.0
As a percentage of net revenues	9%			8%	8%			9%

General and administrative expenses include our finance, human resources, legal costs and overhead charges.

The increase in general and administrative expenses for both the three and six months ended July 31, 2005, includes increases in employee-related and contract labor costs of $5.2 million. In addition, legal-related costs increased by $2.9 million during both the three and six months ended July 31, 2005.

We expect that general and administrative expenses will continue to increase in absolute dollars in future periods but remain relatively consistent as a percentage of net revenues with recent periods.

Restructuring

	Three Months Ended July 31, 2005	Increase compared to prior year period		Three Months Ended July 31, 2004	Six Months Ended July 31, 2005	Increase compared to prior year period		Six Months Ended July 31, 2004
		$	%			$	%
	(in millions)
Restructuring	$—	$(3.7)	-100%	$3.7	$—	$(12.0)	-100%	$12.0
As a percentage of net revenues	0%			1%	0%			2%

There were no restructuring charges during the three and six months ended July 31, 2005.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide having a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005; there were no restructuring charges during the three and six months ended July 31, 2005. As a result of this plan, we expect to realize pretax savings of approximately $9.3 million per quarter, resulting in an annual savings of approximately $37.0 million to be reflected across each on-going cost and expense line item in the Condensed Consolidated Statements of Income. However, these savings are being used to fund various growth initiatives in line with our corporate strategy; while containing cost increases across each expense category described above.

During the three months ended July 31, 2004, we recorded gross restructuring charges of $3.7 million, of which approximately $2.5 million related to headcount reductions and $1.2 million related to the closure of facilities. During the six months ended July 31, 2004, we recorded gross restructuring charges of $12.1 million under the Fiscal 2004 Plan. Approximately $9.1 million of this amount related to headcount reductions and approximately $3.0 million related to facility closures. Partially offsetting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure costs originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated.

For additional information regarding restructuring reserves, see Note 10, “Restructuring Reserves” and Note 15, “Segments,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(in millions)
Interest and investment income (loss), net	$3.3	$(1.0)	$6.0	$0.8
Losses on foreign currency transactions	(0.6)	(0.1)	(0.9)	(0.7)
Realized (losses) gains on sales of marketable securities	—	(0.1)	—	0.4
Other income	0.1	3.4	0.7	4.1

	$2.8	$2.2	$5.8	$4.6

The investment income portion of the “Interest and investment income, net,” line item fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

Interest and investment income during the three months ended July 31, 2004 included $1.8 million of net interest income offset by an accrual of $2.7 million of foreign-based stamp taxes. We determined that certain money market fund investments were subject to Swiss Transfer Stamp Taxes from August 2000 through the second quarter of fiscal 2005. The impact of this adjustment was not material to previously reported periods.

Other income included $2.4 million during the second quarter of fiscal 2005 resulting from a court settlement related to legal proceedings with Spatial Corp.

Provision for Income Taxes

During the second quarter of fiscal 2006, we recognized a one-time income tax benefit of $1.9 million relating to an IRS technical correction of the American Jobs Creation Act of 2004 (“DRD legislation”). During the first quarter of fiscal 2006, we recognized a one-time income tax benefit of approximately $1.2 million as a result of the resolution and closure of our Franchise Tax Board audit for fiscal 2000 as well as the closure and lapse of the statute of limitations with respect to certain foreign tax years. Absent the effect of these tax benefits, our effective income tax rate was 20% in the three and six months ended July 31, 2005 and 24% in the three and six months ended July 31, 2004. The effective rates for the three and six months ended July 31, 2005 are lower than the effective rates for the three and six months ended July 31, 2004 primarily due to the tax benefits associated with our intention to repatriate certain foreign earnings under the DRD legislation, which was signed into law during the third quarter of fiscal 2005. The DRD legislation allows for the repatriation of foreign dividends at a rate lower than the 35% federal statutory rate through a one-time election available to Autodesk through January 31, 2006. The expiration of this legislation may increase our effective tax rate. The effective tax rates for fiscal 2006 are less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI”), deduction for Domestic Production Activities, research credits, and the tax benefits from low taxed foreign earnings and the DRD legislation.

Our future effective tax rate may be materially affected by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI, deduction for Domestic Production Activities, research credits, tax-exempt interest, DRD legislation election and changes in the tax law. In addition, our adoption of SFAS 123R in the first quarter of fiscal 2007 may also affect our future effective tax rate.

At July 31, 2005, we had net deferred tax assets of $136.3 million. Realization of these assets is dependent on our ability to generate approximately $469 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combinations

We acquire new technology or supplement our existing technology by purchasing businesses focused in specific markets or industries. During the six months ended July 31, 2005, we acquired the following businesses:

Date	Company	Details
June 2005	c-plan AG (“c-plan”)	The acquisition of c-plan expands our geospatial technology product portfolio and strengthens our market position throughout central Europe. The assets acquired were assigned to the Infrastructure Solutions Division of our Design Solutions Segment.

June 2005	Colorfront Ltd. (“Colorfront”)	The assets acquired from Colofront are intended to provide us with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform organization. The assets acquired were assigned to the Media and Entertainment Segment.

March 2005	Compass Systems GmbH (“Compass”)	The assets acquired from Compass allow us to more quickly expand our data management solution and deliver on our plans to provide a comprehensive data management solution for small and medium-size manufacturers. The assets acquired were assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

See Note 17, “Business Combinations,” in the Notes to the Condensed Consolidated Financial Statements for additional information on these acquired businesses.

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

At July 31, 2005, our principal sources of liquidity were cash and marketable securities totaling $521.5 million and net accounts receivable of $202.4 million. During the first half of fiscal 2006, we generated $176.3 million of cash from operating activities compared to $138.6 million generated during the same period in fiscal 2005. This increase was primarily driven by higher operating earnings, higher accounts payable and deferred revenue balances, partially offset by higher working capital uses of cash related to larger bonus and other incentive compensation amounts paid during the first quarter of fiscal 2006.

During the first half of fiscal 2006, we used $80.9 million in net cash for investing activities compared to $8.9 million during the same period of fiscal 2005. The increase in cash used in investing activities during the first half of fiscal 2006 was due primarily to $43.3 million used in business acquisitions (Compass, Colorfront and c-plan), $27.8 million used in net purchases of available-for-sale marketable securities, including $6.8 million related to marketable securities in our deferred compensation plan. During the same period in fiscal 2005, we generated $20.2 million in net proceeds from the sale of available-for-sale marketable securities, a portion of which were liquidated to fund the repurchase of our common stock.

We used $132.6 million in net cash for financing activities during the first half of fiscal 2006, compared to $62.3 million during the same period last year. The major financing uses of cash in both periods were for the repurchase of our common stock and payment of dividends. We repurchased 6.0 million shares of our common stock for $202.0 million during the first half of fiscal 2006 and repurchased 13.7 million of our common stock for $216.4 million during the same period of fiscal 2005. As of July 31, 2005, 26.2 million shares remained available for repurchase under our stock repurchase program. We currently expect to continue making repurchases under this program. Our dividend payments declined to $3.4 million during the first half of fiscal 2006 as compared to $6.7 million during the same period in fiscal 2005. This decline was due to the discontinuance of the payment of cash dividends after the fourth quarter of fiscal 2005. The dividend payment made during the first half of fiscal 2006 related to the dividend declaration made during the fourth quarter of fiscal 2005. These financing uses of cash were partially offset by proceeds received from the issuance of common stock under our stock option and stock purchase plans, which amounted to $72.9 million during the first half of fiscal 2006 and $160.9 million during the same period last year.

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

At July 31, 2005 and January 31, 2005, 11% and 10%, respectively, of our consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States; the remaining balances are held with financial institutions outside the United States. As a result of the passage of the Dividends Received Deduction Legislation in October 2004, we intend to repatriate up to $500 million of accumulated foreign earnings from our foreign operations to the U.S. during fiscal 2006, where we can more effectively manage our cash and invest in our business. For further discussion of the Dividends Received Deduction Legislation, see Provision for Income Taxes under Results of Operations on page 29. In addition, $21.1 million of our marketable securities at July 31, 2005 is reserved for deferred compensation.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the six months ended July 31, 2005 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At July 31, 2005, 26.2 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the three months ended July 31, 2005:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-May 31	312		$37.44	312		29,376
June 1-June 30	3,192		36.57	3,192		26,184
July 1-July 31	—		—	—		—

Total	3,504	(1)	$36.64	3,504	(1)	26,184	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in December 2003, authorizing the repurchase of 32.0 million shares. This plan, announced in December 2003, does not have a fixed expiration date.

(2)	Of this amount, 2.2 million shares correspond to remaining shares available for repurchase under the plan approved by the Board of Directors in December 2003 and 24.0 million shares correspond to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

We maintain two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are six expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors in December 2004. In June 2005, Autodesk’s stockholders voted against a new stock plan, the 2006 Stock Plan (See Item 4, “Submission of Matters to a Vote of Securities Holders,” for voting results of this proposal), which was intended to replace our 1996 Stock Plan. The Company is expecting to seek stockholder approval of a new stock plan at a special meeting of stockholders prior to the end of the current fiscal year.

In addition to stock option plans, our employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 82% of the options we granted during the six months ended July 31, 2005 were awarded to employees other than our CEO and the four other most highly compensated officers for fiscal

2005, which we refer to as our Named Executive Officers. Options granted under our equity plans during fiscal 2006 vest over periods ranging from one to four years and expire within seven to ten years of the date of grant. Options granted prior to fiscal 2006 expire within ten years of the date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

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

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options for the named periods:

	Six months ended July 31, 2005		Fiscal year ended January 31,
			2005	2004
Net grants during the period as % of outstanding shares	2.1%		3.9%	3.1%
Grants to Named Executive Officers during the period as % of total options granted	17.8	% (1)	15.9%	11.7%
Grants to Named Executive Officers during the period as % of outstanding shares	0.4%		0.8%	0.7%
Cumulative options held by Named Executive Officers as % of total options outstanding	12.0%		25.2%	20.9%

(1)	The executive staff, which includes the Named Executive Officers, received option grants during the first quarter of fiscal 2006. Employee grants are made throughout the year.

We expect to grant options totaling not more than 3.0% of our outstanding shares during fiscal 2006.

General Option Information

Our stock option activity for the named periods is summarized as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
Options outstanding at January 31, 2004	19,894	52,936	$8.40
Granted	(11,550)	11,550	17.52
Exercised	—	(25,445)	8.46
Canceled	2,607	(2,635)	9.46
Additional shares reserved	8,455	—	—
Reduction to shares available for future issuance approved by the Board of Directors in March 2005	(10,000)	—	—

Options outstanding at January 31, 2005	9,406	36,406	11.17
Granted	(5,719)	5,719	30.33
Exercised	—	(5,804)	9.61
Canceled	746	(870)	13.92

Options outstanding at July 31, 2005	4,433	35,451	$14.44

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our Common Stock at July 31, 2005 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). The closing price of our Common Stock on July 31, 2005 was $34.19 per share.

	Exercisable		Unexercisable		Total
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-Money	13,871	$9.56	20,893	$16.99	34,764	$14.02
Out-of-the-Money	—	—	687	35.53	687	35.53

Total Options Outstanding	13,871	$9.56	21,580	$17.58	35,451	$14.44

Option Grants in Last Fiscal Quarter

There were no options granted to the Named Executive Officers during the three months ended July 31, 2005.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under these plans at July 31, 2005 (number of securities in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	30,554	$15.24	19,439	(2)
Equity compensation plans not approved by security holders (3)	4,897	9.45	—

Total	35,451	$14.44	19,439

(1)	Included in these amounts are 0.1 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $7.10 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	This amount includes 15.0 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of the new accounting pronouncement, SFAS 123R, that will require us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a material impact on our results of operations, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, timing of product retirements, failure to continue momentum of annual release cycles or to move a significant number of customers from prior product versions in connection with our retirement programs, failure to convert our 2D customer base to 3D products, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

Product development may also be outsourced to third-parties or developed externally and transferred to the Company through business or technology acquisitions. Such externally developed technologies have certain additional risks, including potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property.

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

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such investments and acquisitions, as well as business divestitures, may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments, acquisitions and divestitures may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including one such distributor who accounted for 11% and 12% of consolidated net revenues for the three and six months ended July 31, 2005, respectively. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

Product returns could exceed our estimates and harm our net revenues.

With the exception of contracts with some distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return products in certain instances. For example, we generally allow our distributors and resellers to return older versions of products which have been superceded by new product releases. We anticipate that product returns will continue to be affected by product update cycles, new product releases and software quality.

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

As more and more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims may be asserted against us, and any such assertions could harm our business. Additionally, certain patent holders have become more aggressive in threatening litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

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

If we are not able to obtain shareholder approval for a new employee stock option plan, we may not be able to attract and retain additional highly skilled personnel, which could harm our business.

Our continued growth and success depends significantly on the continued service of highly skilled employees. We believe that providing stock options to our employees is a valuable tool for attracting, motivating and retaining employees. Our current stock plan, the 1996 Stock Plan, expires in March 2006. In June 2005, Autodesk’s stockholders voted against a new stock plan that was intended to replace the 1996 Stock Plan. If the stockholders fail to approve a new employee stock option plan to replace the expiring 1996 Stock Plan, we may lose the ability to attract and retain qualified technical, management and other key personnel, which could have a material adverse effect on our business.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the six months ended July 31, 2005.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 23, 2005, the following individuals were re-elected to the Board of Directors. Each director will serve for the ensuing year and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Carol A. Bartz	200,648,041	7,260,469
Mark A. Bertelsen	195,013,638	12,894,872
Crawford W. Beveridge	200,826,134	7,082,376
J. Hallam Dawson	200,822,378	7,086,132
Michael J. Fister	205,368,580	2,539,930
Per-Kristian Halvorsen	206,312,450	1,596,060
Steven L. Scheid	206,059,272	1,849,238
Mary Alice Taylor	205,051,709	2,856,801
Larry W. Wangberg	206,254,627	1,653,883

The following proposals were voted on at our Annual Meeting. All proposals were approved with the exception of Proposal 1 to approve the 2006 Stock Plan, which was rejected by the stockholders.

		Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
1.	Proposal to approve Autodesk’s 2006 Stock Plan and the reservation of 25 million shares of Autodesk’s Common Stock for issuance thereunder.	93,598,274	94,458,664	1,324,524	18,527,048

2.	Proposal to approve Autodesk’s Amended and Restated Certification of Incorporation increasing the number of authorized shares of Common Stock from 400 million shares to 750 million shares.	197,600,351	9,049,281	1,258,878	—

3.	Proposal to approve Autodesk’s Executive Incentive Plan.	177,988,070	9,397,188	1,996,201	18,527,051

4.	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2006.	198,864,602	6,407,146	2,636,762	—

ITEM 5.	OTHER INFORMATION

On April 14, 2005, the Company’s Board adopted, and on June 23, 2005, the Company’s stockholders approved, the Company’s Executive Incentive Plan (the “Plan”), allowing bonuses paid thereunder to qualify as “deductible performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

On April 14, 2005, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved, subject to approval of the Plan by the Company’s stockholders, the participants, target awards and payout formulas for fiscal year 2006 under the Plan. For fiscal year 2006, the Committee determined that Carol A. Bartz, Carl Bass, George M. Bado, Jan Becker, Alfred J. Castino and Marcia K. Sterling, who are named in the minutes of the meeting of the Board held on March 10, 2005 as the Section 16 reporting officers of the Company, would be participants in the Plan. For each participant, the Committee established a Target Award equal to a specified percentage of such Participant’s Base Salary. As set forth in the Plan, the Committee may choose from a range of defined performance measures. Accordingly, for fiscal year 2006, the Committee determined a payout formula for each participant related to achievement of certain growth in revenues as compared to fiscal 2005 as well as certain operating margin levels. The Committee determined that attainment of each such performance goal would be measured by adjusting the evaluation of performance goal performance to exclude (i) any extraordinary non-recurring items as described in Accounting Principles Board Opinion No. 30 and/or in management’s discussion and analysis of financial conditions and results of operations appearing in our annual report to stockholders for the applicable year; (ii) the effect of any other extraordinary or one-time expenses or credits, such as restructuring expenses, extraordinary tax events, expenses or credits related to stock options, and/or other equity compensation, or the like; (iii) the effect of any changes in accounting principles affecting our reported results, including the effect of SFAS 123R; and (iv) the effect of payment of bonuses under the Plan and any of our other bonus plans.

The actual bonuses payable for fiscal year 2006 (if any) will vary depending on the extent to which actual performance meets, exceeds or falls short of the goals approved by the Committee. In addition, the Committee retains discretion to reduce or eliminate (but not increase) the bonus that otherwise would be payable based on actual performance.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	*	Executive Incentive Plan (incorporated by reference to Appendix D of the Registrant’s Definitive Proxy Statement filed on May 16, 2005).

Exhibit 31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 2, 2005

AUTODESK, INC. (Registrant)

/s/ ANDREW D. MILLER
Andrew D. Miller Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)