Form 10-Q
period 2005-10-31
AUTODESK INC
filed 2005-12-07
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

Yes ☐    No ☒

As of November 30, 2005, there were approximately 230.8 million shares of the Registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net revenues:
License and other	$304,402	$254,450	$910,145	$753,404
Maintenance	73,860	45,708	196,220	124,208

Total net revenues	378,262	300,158	1,106,365	877,612

Costs and expenses:
Cost of license and other revenues	40,762	39,184	119,302	112,885
Cost of maintenance revenues	1,636	4,210	11,075	12,597
Marketing and sales	136,349	113,205	397,765	327,497
Research and development	74,034	59,942	212,881	176,165
General and administrative	32,444	26,837	92,789	76,856
Restructuring	—	2,922	—	14,889

Total costs and expenses	285,225	246,300	833,812	720,889

Income from operations	93,037	53,858	272,553	156,723
Interest and other income, net	3,167	2,801	9,011	7,396

Income before income taxes	96,204	56,659	281,564	164,119
Income tax (provision) benefit	(1,667)	17,411	(35,651)	(8,379)

Net income	$94,537	$74,070	$245,913	$155,740

Basic net income per share	$0.41	$0.33	$1.08	$0.69

Diluted net income per share	$0.38	$0.30	$0.99	$0.63

Shares used in computing basic net income per share	229,577	227,823	228,687	227,344

Shares used in computing diluted net income per share	249,462	248,045	247,979	245,492

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2005	January 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$390,878	$517,654
Marketable securities	157,062	15,038
Accounts receivable, net	201,769	196,827
Inventories	15,112	12,545
Deferred income taxes	68,896	14,250
Prepaid expenses and other current assets	26,069	25,483

Total current assets	859,786	781,797

Computer equipment, software, furniture and leasehold improvements, net	60,132	69,566
Purchased technologies and capitalized software, net	16,253	9,319
Goodwill	194,680	166,628
Deferred income taxes, net	141,425	105,061
Other assets	18,353	9,833

	$1,290,629	$1,142,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,483	$46,234
Accrued compensation	101,980	140,622
Accrued income taxes	40,257	41,549
Deferred revenues	210,684	178,701
Other accrued liabilities	48,019	61,234

Total current liabilities	463,423	468,340

Deferred revenues	32,440	15,528
Other liabilities	17,665	10,258

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	752,748	625,225
Accumulated other comprehensive loss	(7,661)	(2,843)
Deferred compensation	(307)	(269)
Retained earnings	32,321	25,965

Total stockholders’ equity	777,101	648,078

	$1,290,629	$1,142,204

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2005	2004
Operating Activities
Net income	$245,913	$155,740
Adjustments to reconcile net income to net cash provided by operating activities:
Charges for acquired in-process research & development	1,200	—
Depreciation and amortization	33,812	38,581
Stock compensation expense	392	2,915
Net loss on fixed asset disposals	52	321
Tax benefits from employee stock plans	103,545	91,414
Restructuring related charges, net	—	4,773
Changes in operating assets and liabilities	(83,748)	(64,318)

Net cash provided by operating activities	301,166	229,426

Investing Activities
Net (purchases) sales and maturities of available-for-sale marketable securities	(142,010)	105,238
Capital and other expenditures	(15,318)	(29,291)
Business combinations, net of cash acquired	(52,677)	(11,750)
Other investing activities	79	(1,487)

Net cash (used in) provided by investing activities	(209,926)	62,710

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	127,110	211,456
Repurchases of common stock	(339,714)	(400,066)
Dividends paid	(3,406)	(10,146)

Net cash used in financing activities	(216,010)	(198,756)

Effect of exchange rate changes on cash and cash equivalents	(2,006)	1,519

Net increase (decrease) in cash and cash equivalents	(126,776)	94,899
Cash and cash equivalents at beginning of year	517,654	282,249

Cash and cash equivalents at end of period	$390,878	$377,148

Supplemental cash flow information:
Net cash paid during the period for income taxes	$23,522	$12,123

Supplemental non-cash investing activity:
Accounts receivable and other receivable reductions as partial consideration in business combinations	$2,371	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2005 and for the three and nine months ended October 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2006 or for any other period. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s fiscal 2005 Annual Report on Form 10-K.

Autodesk reclassified its January 31, 2005 Condensed Consolidated Balance Sheet, conforming it to current year presentation, to properly reflect the long-term portions of certain foreign pension liabilities and restructuring reserves from current liabilities to other liabilities.

2.	Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”) which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of income. Autodesk is required to adopt SFAS 123R starting in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 4, “Employee Stock Compensation,” for the pro forma net income and net income per share amounts for the three and nine months ended October 31, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards. Autodesk believes the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and that the adoption of SFAS 123R will have a material adverse effect on Autodesk’s consolidated statements of income and net income per share. This estimated impact is contingent upon many factors including, but not limited to, the Company’s market value of its common stock on the date future options are granted.

3.	Concentration of Credit Risks and Significant Customers

During the three and nine months ended October 31, 2005, sales to a single distributor represented 11% of Autodesk’s total net revenues in each period. During fiscal 2005, sales to this same distributor represented 11% of Autodesk’s total net revenues for the three months ended October 31, 2004 and 12% for the nine months ended October 31, 2004. In addition, gross accounts receivable due from this distributor represented 14% and 16% at October 31, 2005 and January 31, 2005, respectively.

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

The following table illustrates the effect on net income and net income per share if Autodesk had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. For purposes of computing pro forma net income, the estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. Autodesk utilizes the Black-Scholes option pricing model to compute pro forma net income.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income – as reported	$94,537	$74,070	$245,913	$155,740
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	106	2,026	314	2,312
Deduct: Total stock-based employee compensation cost determined under the fair-value based method for all awards, net of related tax effects	(16,450)	(16,559)	(53,856)	(42,806)

Pro forma net income	$78,193	$59,537	$192,371	$115,246

Net income per share:
Basic – as reported	$0.41	$0.33	$1.08	$0.69

Basic – pro forma	$0.34	$0.26	$0.84	$0.51

Diluted – as reported	$0.38	$0.30	$0.99	$0.63

Diluted – pro forma	$0.32	$0.24	$0.78	$0.48

During the third quarter of fiscal 2006, Autodesk revised its approach to estimating expected volatility on its stock awards granted during the quarter. Expected volatility is one of several assumptions in the Black-Scholes-Merton model used by Autodesk to make an estimate of the fair value of options granted under the Company’s stock plans and the rights to purchase shares under the employee stock purchase plan. Prior to the third quarter of fiscal 2006, Autodesk estimated expected volatility solely based on historical stock volatility. Under its current method of estimating expected volatility, Autodesk has considered both the historical volatility in the trading market for its common stock as well as the implied volatility of tradable forward call options to purchase shares of its common stock. The Company believes this approach results in a better estimate of expected volatility.

During the fourth quarter of fiscal 2005, Autodesk modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under the employee qualified stock purchase plan to account for modifications to employee withholdings and the two-year offering period of the plan. The pro forma charges for the three and nine months ended October 31, 2004 have been revised and reflect a decrease of less than $0.1 million and an increase of $0.6 million, respectively, from amounts previously reported for those periods.

5.	Income Taxes

During the three months ended October 31, 2005, Autodesk recognized a one-time income tax benefit of $17.6 million. Of this amount, $10.6 million relates to foreign withholding taxes previously accrued which are no longer due, as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“DRD Legislation”). The remaining $7.0 million related to the lapse of the statute of limitations with respect to certain federal and foreign tax years. During the three months ended July 31, 2005, the Company recognized a one-time income tax benefit of $1.9 million related to an IRS technical correction of the DRD Legislation. During the first quarter of fiscal 2006, Autodesk recognized a one-time income tax benefit of $1.2 million as a result of the resolution and closure of the Company’s Franchise Tax Board audit for fiscal 2000 as well as the closure and lapse of the statute of limitations with respect to certain foreign tax years. Absent the impact of these tax benefits, Autodesk’s effective income tax rate was 20% in the three and nine months ended October 31, 2005. The effective tax rate for fiscal 2006 is less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI exclusion”), deduction for Domestic Production Activities, research credits, tax benefits from low taxed foreign earnings and the DRD Legislation.

During the three and nine months ended October 31, 2004, Autodesk recognized one-time income tax benefits of $15.5 million related to the DRD legislation and $8.9 million related to income tax audit closures in the third quarter of fiscal 2005. Absent the impact of these tax benefits, Autodesk’s effective income tax rate was 20% in the three and nine months ended October 31, 2004. In addition, during the third quarter of fiscal 2005, Autodesk reduced its projected tax rate from 24% to 20% as a result of the new DRD legislation along with the belief that current year foreign earnings of certain subsidiaries will be taxed at a rate lower than previously projected. As a result, Autodesk recorded a cumulative catch-up adjustment of $4.3 million to its tax provision in the third quarter of fiscal 2005 to account for the reduction of its effective tax rate. The effective tax rate for fiscal 2005 is less than the federal statutory rate of 35% due to the ETI exclusion, research credits, tax-exempt interest, tax benefits from low taxed foreign earnings and the DRD legislation.

At October 31, 2005, Autodesk had net deferred tax assets of $210.3 million. Realization of these assets is dependent on its ability to generate approximately $610 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Restricted Financial Instruments

At October 31, 2005, Autodesk had marketable securities totaling $157.1 million, of which $21.5 million related to investments in debt and equity securities that are restricted and held in a rabbi trust under non-qualified deferred compensation plans. The value of restricted assets held in the rabbi trust at January 31, 2005 amounted to $14.3 million. Of the total related deferred compensation liability of $21.5 million at October 31, 2005, $14.8 million was classified as current and $6.7 million was classified as non-current liabilities. The related deferred compensation liability at January 31, 2005 of $14.3 million was classified as current liability. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheet under “Accrued compensation” and “Other liabilities”, respectively.

7.	Inventories

Inventories consisted of the following:

	October 31, 2005	January 31, 2005
Raw materials and finished goods, net	$12,667	$8,256
Demonstration inventory, net	2,445	4,289

	$15,112	$12,545

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory levels in determining the lower of standard cost or market.

8.	Computer Equipment, Software, Furniture and Leasehold Improvements

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2005	January 31, 2005
Computer equipment, software and furniture	$203,103	$191,656
Leasehold improvements	33,360	32,586
Less: Accumulated depreciation and amortization	(176,331)	(154,676)

	$60,132	$69,566

9.	Purchased Technologies and Capitalized Software

Purchased technologies, capitalized software and the related accumulated amortization were as follows:

	October 31, 2005	January 31, 2005
Purchased technologies	$149,908	$137,108
Capitalized software	21,780	21,780

	171,688	158,888
Less: Accumulated amortization	(155,435)	(149,569)

Purchased technologies and capitalized software, net	$16,253	$9,319

Expected future amortization expense for purchased technologies and capitalized software for the remainder of fiscal 2006 and for each of the fiscal years thereafter is as follows:

Period ending January 31,
2006 – remaining three months	$1,453
2007	5,526
2008	4,456
2009	2,936
2010	1,382
2011	500

Total	$16,253

10.	Goodwill

The changes in the carrying amount of goodwill during the nine months ended October 31, 2005 are as follows:

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2005	$159,063	$7,565	$166,628
Additions arising from acquisitions	18,672	9,380	28,052

Balance as of October 31, 2005	$177,735	$16,945	$194,680

During the first nine months of fiscal 2006, Autodesk’s goodwill balance increased primarily due to the acquisitions of c-plan AG, Colorfront Ltd. and Compass Systems GmbH. See Note 18, “Business Combinations,” for a description of these acquisitions.

11.	Restructuring Reserves

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in the elimination of 402 positions and the closure of a number of offices worldwide with a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve the Company’s targeted operating margins and redirect resources to product development, sales development and other critical areas. Of the $27.5 million, $23.4 million was attributable to one-time termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charges was attributable to lease termination costs, which include losses on operating leases as well as the impairment of related leasehold improvements and equipment. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005. Autodesk estimates that the remaining outstanding liabilities for employee termination costs will be fully paid or substantially settled by the end of fiscal 2006. The remaining outstanding lease termination costs relate to operating lease agreements expiring between the fourth quarter of fiscal 2006 and the fourth quarter of fiscal 2012.

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

The following table sets forth the restructuring activities during the nine months ended October 31, 2005.

	Balance at January 31, 2005	Additions	Charges Utilized	Reversals	Balance at October 31, 2005
Fiscal 2004 Plan
Lease termination costs	$2,020	$—	$1,081	$—	$939
Employee termination costs	4,311	—	4,002	—	309

Fiscal 2002 Plan
Lease termination costs	6,740	—	1,849	—	4,891

Total	$13,071	$—	$6,932	$—	$6,139

Current portion (1)	$7,466				$2,160
Non-current portion (1)	5,605				3,979

Total	$13,071				$6,139

(1)	The current and non-current portion of the reserves are recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities”, respectively.

An analysis of the Fiscal 2004 Plan by reportable segment is included in Note 16, “Segments.”

12.	Commitments and Contingencies

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended October 31, 2005. For a summary of other material current or pending legal proceedings, please refer to Autodesk’s fiscal 2005 Form 10-K and Autodesk’s quarterly report on Form 10-Q dated July 31, 2005 on file with the SEC.

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. At a hearing on October 26, 2005, SpatialInfo received permission from the court to add AAPL as a defendant to its lawsuit against Telstra. Autodesk is currently investigating the allegations and intends to vigorously defend the case. Autodesk cannot determine the expected impact, if any, on its financial position, results of operation or cash flows at this time.

In connection with the Company’s anti-piracy program, designed to enforce copyright protection of its software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time it undertakes litigation against alleged copyright infringers or provide information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have lead to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin America. On March 1, 2002, Consultores en Computación y Contabilidad, S.C., a Mexican hardware/software reseller and its principals (collectively, “CCC”) filed a lawsuit in the Mexico Court in the First Civil Court of the Federal District, against, Autodesk, Adobe Systems, Microsoft and Symantec (all members of the BSA and collectively the “Defendants”). CCC had been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on August 11, 1998 on the basis of a complaint filed by the Defendants in 1997 based on evidence provided to the Defendants that CCC had engaged in software piracy of the Defendants’ products. CCC alleged in the lawsuit that it had suffered $100 million in damages to its reputation as a result of the enforcement action, known as “moral damages.” CCC did not claim economic damages. On November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred, since CCC was unable to prove the illegal nature of the Defendants’ actions. After subsequent appeals, all of which were won by the Defendants, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the First Civil Court for a determination of the amount. On September 9, 2005,

CCC filed a damages claim with the First Civil Court, increasing its claim to an amount that has been estimated up to $1.2 billion. Autodesk believes the damages claim has meritorious defenses and is vigorously defending against it. The timing of any final resolution is unknown. Autodesk cannot determine the expected impact, if any, on its financial position, results of operation or cash flows at this time.

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

13.	Changes in Stockholders’ Equity

During the nine months ended October 31, 2005, Autodesk repurchased and retired 9.2 million shares of its common stock at an average repurchase price of $36.82 per share. As a result, common stock and additional paid-in capital and retained earnings were reduced for the nine months ended October 31, 2005 by $103.6 million and $236.1 million, respectively.

14.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income	$94,537	$74,070	$245,913	$155,740
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on available-for-sale securities	—	186	—	(1,197)
Net change in cumulative foreign currency translation adjustment	826	4,903	(4,818)	1,519

Other comprehensive income (loss)	826	5,089	(4,818)	322

Total comprehensive income	$95,363	$79,159	$241,095	$156,062

15.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted net income per share – net income	$94,537	$74,070	$245,913	$155,740

Denominator:
Denominator for basic net income per share – weighted average shares	229,577	227,823	228,687	227,344
Effect of dilutive common stock options	19,885	20,222	19,292	18,148

Denominator for dilutive net income per share	249,462	248,045	247,979	245,492

For both the three months ended October 31, 2005 and 2004, options to purchase 0.1 million weighted average shares were excluded from the computation of diluted net income per share. For the nine months ended October 31, 2005 and 2004, options to purchase 0.1 million weighted average shares and 0.4 million weighted average shares, respectively, were excluded from the computation of diluted net income per share. These options were excluded in the computation of basic and diluted net income per share because they had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive.

16.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other.

The Design Solutions Segment derives revenues from the sale of design software products and services for professionals or consumers who design, build, manage and own building projects or manufactured goods and from the sale of mapping and geographic information systems technology to public and private users. The Design Solutions Segment consists primarily of the following business divisions: Manufacturing Solutions Division, Business Solutions Division, Infrastructure Solutions Division and the Platform Technology Division and Other, which includes Autodesk Collaboration Services. Total sales of AutoCAD and AutoCAD LT (2D design products) accounted for 43% and 41% of consolidated net revenues during the three months ended October 31, 2005 and 2004, respectively. These products accounted for 44% of consolidated net revenues during both the nine months ended October 31, 2005 and 2004. Total sales of 3D design products (Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D) accounted for 19% and 15% of consolidated net revenues during the three months ended October 31, 2005 and 2004, respectively. These products accounted for 18% and 14% of consolidated net revenues during the nine months ended October 31, 2005 and 2004, respectively.

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

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 10, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net revenues:
Design Solutions	$333,789	$256,410	$972,754	$758,977
Media and Entertainment	42,903	43,096	129,253	117,404
Other	1,570	652	4,358	1,231

	$378,262	$300,158	$1,106,365	$877,612

Income (loss) from operations:
Design Solutions	$161,359	$114,909	$467,922	$343,383
Media and Entertainment	5,495	7,049	23,370	17,152
Unallocated amounts (1)	(73,817)	(68,100)	(218,739)	(203,812)

	$93,037	$53,858	$272,553	$156,723

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net revenues:
Platform Technology Division and other	$181,261	$141,118	$539,135	$429,585
Manufacturing Solutions Division	63,306	50,450	182,532	139,563
Building Solutions Division	45,097	29,062	125,250	84,976
Infrastructure Solutions Division	44,125	35,780	125,837	104,853

	$333,789	$256,410	$972,754	$758,977

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net revenues:
U.S.	$135,406	$116,808	$366,378	$318,148
Other Americas	24,856	20,193	65,751	55,487

Total Americas	160,262	137,001	432,129	373,635

Europe, Middle East and Africa	133,430	95,825	408,122	303,520
Japan	35,632	30,266	125,627	100,007
Other Asia/Pacific	48,938	37,066	140,487	100,450

Total Asia/Pacific	84,570	67,332	266,114	200,457

Total net revenues	$378,262	$300,158	$1,106,365	$877,612

The following table sets forth the Fiscal 2004 Plan activities that relate to each reportable segment during the nine months ended October 31, 2005.

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Office Closure Costs	Employee Termination Costs	Total
Balance at January 31, 2005	$942	$1,497	$803	$534	$275	$2,280	$6,331
Additions	—	—	—	—	—	—	—
Charges utilized	(753)	(1,281)	(245)	(534)	(83)	(2,187)	(5,083)

Balance at October 31, 2005	$189	$216	$558	$—	$192	$93	$1,248

Since the inception of the Fiscal 2004 Plan, the Design Solutions Segment and the Media and Entertainment Segment recorded restructuring charges totaling $11.5 million and $7.0 million, respectively.

17.	Financial Instruments

Autodesk uses derivative instruments to manage its earnings and cash flow exposures due to fluctuations in foreign currency exchange rates. Under its risk management strategy, Autodesk uses foreign currency forward and option contracts to manage its exposures of underlying assets, liabilities and other obligations, which exist as part of the ongoing business operations. These foreign currency instruments have maturities of less than three months. Autodesk’s general practice is to hedge a majority of its short-term foreign exchange transaction exposures. Contracts are primarily denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

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

The notional amounts of foreign currency forward contracts were $24.1 million at October 31, 2005 and $36.2 million at January 31, 2005. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $78.1 million at October 31, 2005 and $52.4 million at January 31, 2005, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. There were no net settlement gains or losses recorded as net revenues during the three months ended October 31, 2005 and $1.7 million in net settlement gains during the nine months ended October 31, 2005. There were no settlement gains or losses during the three months ended October 31, 2004. Net settlement gains recorded as net revenues were $0.2 million during the nine months ended October 31, 2004. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.2 million during both the three months ended October 31, 2005 and October 31, 2004. Cost of the options during both of the nine months ended October 31, 2005 and October 31, 2004 totaled $0.6 million.

18.	Business Combinations

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

Management’s preliminary allocation of the purchase consideration, based on a valuation of the acquired assets and liabilities performed in part by a third-party appraiser, is as follows:

Net tangible assets	$8,255
Developed technology (5 year useful life)	4,200
Customer relationships (6 year useful life)	2,600
Trade name (2 year useful life)	160
Goodwill	6,995
Deferred revenue	(315)

$21,895

The goodwill balance of $7.0 million was assigned to the Infrastructure Solutions Division of Autodesk’s Design Solutions Segment and is not deductible for tax purposes. This asset is attributed to the premium paid for the established data management products.

The deferred revenue balance of $0.3 million reflects the estimated fair value of the support obligation assumed from c-plan in connection with the acquisition. The Company estimates that the support obligation assumed from c-plan will be fulfilled by the end of fiscal 2006.

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

19. Pending Business Combination

During October 2005, Autodesk entered into a definitive agreement to acquire Alias Systems Holdings, Inc. (“Alias”), a privately held developer of 3D graphics technology, for approximately $182 million in cash, subject to an adjustment based on the net working capital of Alias at the time of closing. This acquisition is currently expected to close either late in the fourth quarter of fiscal 2006 or early in the first quarter of fiscal 2007, subject to certain regulatory review and approval and completion of customary closing conditions. Autodesk expects this acquisition to grow its expertise and offerings for the consumer products and automotive design markets as well as for the media and entertainment market.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding the expected timing of consummation, and financial impact, of the Alias acquisition, the expected impact on Autodesk’s consolidated income and net income per share of the adoption of SFAS 123R in the first quarter of fiscal 2007, anticipated future operating margins, net revenues, product backlog, upgrade and maintenance revenues, costs and expenses, including cost of revenues and operating expenses, allowance for bad debts, future income, level of product returns, planned annual release cycles, continuation of our share repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below, in “Risk Factors Which May Impact Future Operating Results” and in our other reports filed with the Securities and Exchange Commission (“SEC”).

Strategy

Our goal is to be the world’s leading design software and services company for the building, manufacturing, infrastructure, media and entertainment, and wireless location based services fields. Our focus is to help customers create, manage and share their data and digital assets more effectively and improve efficiencies across the entire lifecycle management process.

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

We have created a large global community of resellers, third-party developers and customers, which provides us with a broad reach into volume markets. Our reseller network is extensive, which provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We have a significant number of registered third-party developers, creating products that run on top of our products, further extending our reach into volume markets. Our installed base of millions of users has made Autodesk products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing work force, reducing the cost of training for our customers.

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

Longer term, once the mainstream market has migrated to 3D design, we believe the richer design data created by our 3D products requires better tools for design information management, also known as lifecycle management. We believe that for each author of design information, there are multiple users of that information downstream. As a result, we are developing and introducing products that will allow downstream users, both within and external to our customer enterprises, to manage and share their designs. Our large installed base provides a unique opportunity to sell additional products to design and engineering departments and to expand our customer base from these design and engineering departments to adjacent departments and into the supply chain.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China, India and Eastern Europe, present significant growth opportunities for the Company. In support of our growth efforts in China, we opened our China Application Development Center (the “Center”) during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center develops both products for the worldwide market as well as products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. We believe our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas, such as China, where software piracy is a substantial problem.

Another significant part of our growth strategy is to improve upon our installed base business model. A key element of this strategy is our ability to release major products on an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to customers on a regular and timely basis. Annual releases also drive annual product retirement programs, thereby reducing the volatility of revenues we have experienced in the past, as both the release of the new version and retirement of the oldest supported version are currently planned to happen on an annual basis. We plan to manage the timing of annual product retirements to synchronize more closely with annual product releases. Volatility may also be reduced through the Autodesk Subscription Program as revenue is recognized ratably over the subscription contract period. Over time, we expect adoption of our subscription program to, by design, reduce the number of customers migrating to newer releases through upgrades or retirements.

We are continually focused on improving productivity and efficiency in all areas of the Company. Doing so will allow us to increase our investment in growth initiatives and improve our profitability. During fiscal 2004, we conducted a rigorous study of our cost structure. Through the services of a major consulting firm, we benchmarked Autodesk metrics against averages of other companies including other leading software companies. As a result of the study, we undertook a restructuring plan that concluded at the end of fiscal 2005, began implementing certain productivity and efficiency initiatives throughout the Company and committed to continuous improvements in our productivity. Over the last fiscal year, our operating margin increased from 18% for the third quarter of fiscal 2005 to 25% for the third quarter of fiscal 2006, while at the same time we continued to invest in growth initiatives. Over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

We generate significant cash flows. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans, as well as investments in acquisitions and investments in growth initiatives. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions are intended to provide adjacency to our current products and services, specific technology or expertise and rapid product integration. Additionally, we continue to invest in growth initiatives including product development and sales, market and channel development.

Pending Business Combination

During October 2005, Autodesk entered into a definitive agreement to acquire Alias Systems Holdings, Inc. (“Alias”), a privately held developer of 3D graphics technology, for approximately $182 million in cash, subject to an adjustment based on the net working capital of Alias at the time of closing. This acquisition is currently expected to close late in the fourth quarter of fiscal 2006 or early in the first quarter of fiscal 2007, subject to certain regulatory review and approval and completion of customary closing conditions. The discussions in this Quarterly Report on Form 10-Q relates to Autodesk as a standalone entity and do not reflect the impact of this acquisition.

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

In addition to product sales, Autodesk recognizes maintenance revenues from our subscription program ratably over the subscription periods. Customer consulting and training revenues are recognized as the services are performed.

Allowance for Doubtful Accounts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts was $7.3 million at October 31, 2005 and $7.2 million at January 31, 2005.

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

Product Returns Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supercede older versions. Our product returns reserves were $12.1 million at October 31, 2005 and $15.3 million at January 31, 2005. Product returns as a percentage of applicable revenues were 3.9% and 3.6% for the three months ended October 31, 2005 and 2004, respectively, and 4.2% and 4.6% for the nine months ended October 31, 2005 and 2004, respectively.

The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. During the three months ended October 31, 2005 and October 31, 2004, we recorded additions to our product returns reserve of $6.7 million and $5.3 million, respectively, which reduced our revenue. During the nine months ended October 31, 2005 and October 31, 2004, we recorded additions to our product returns reserve of $31.7 million and $25.8 million, respectively, which reduced our revenue.

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

Deferred Tax Assets. We currently have $210.3 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $610 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

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

Stock Option Accounting. We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant. We disclose in Note 4, “Employee Stock Compensation,” in the Notes to Condensed Consolidated Financial Statements the expense consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”). The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models which require the input of highly subjective assumptions, including the expected life of the option and expected future volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. Had we recorded compensation expense from stock option grants, our net income would have been substantially less. We will adopt Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in the first quarter of fiscal 2007. Autodesk believes the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and that the adoption of SFAS 123R will have a material adverse effect on Autodesk’s consolidated statements of income and net income per share. The estimated impact is contingent upon many factors including, but not limited to, the market value of Autodesk’s common stock on the date future options are granted.

Legal Contingencies. As described in Part II, Item 1, “Legal Proceedings” and Note 12, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Overview of the Three and Nine Months Ended October 31, 2005

	Three Months Ended October 31, 2005	As a % of Net Revenues	Three Months Ended October 31, 2004	As a % of Net Revenues
	(in millions)
Net Revenues	$378.3	100%	$300.2	100%
Cost of revenues	42.4	11%	43.4	14%
Operating expenses excluding restructuring	242.9	64%	200.0	67%
Restructuring	—	—	2.9	1%

Income from Operations	$93.0	25%	$53.9	18%

	Nine Months Ended October 31, 2005	As a % of Net Revenues	Nine Months Ended October 31, 2004	As a % of Net Revenues
	(in millions)
Net Revenues	$1,106.4	100%	$877.6	100%
Cost of revenues	130.4	12%	125.5	14%
Operating expenses excluding restructuring	703.4	63%	580.5	66%
Restructuring	—	—	14.9	2%

Income from Operations	$272.6	25%	$156.7	18%

Our higher net revenues for the three months ended October 31, 2005 compared to the same period in the prior fiscal year were primarily due to strong new seat, subscription and upgrade revenues. Compared to the three months ended October 31, 2004, new seat revenues increased 22%, while subscription and upgrade revenues increased by 62% and 11%, respectively. Revenue growth was driven by volume growth in most major products as well as growing sales of the higher priced vertical and 3D products. Product sales volume has increased due to the strength of our current product releases, including AutoCAD 2006, Autodesk Inventor products, Autodesk Civil 3D, Autodesk Architectural Desktop and Autodesk Revit products.

Our net revenues were higher for the nine months ended October 31, 2005 compared to the same period in the prior fiscal year primarily due to strong new seat, subscription and upgrade revenues, coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the euro. Compared to the nine months ended October 31, 2004, new seat revenues increased 23%, subscription revenues increased 58% and upgrade revenues increased 17%. Again, revenue growth was driven by volume growth in most major products as well as growing sales of the higher priced vertical and 3D products.

Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at October 31, 2005 was approximately $264 million. Of this amount, approximately $21 million related to current software license product orders which had not yet shipped at the end of the current fiscal quarter. The value of software license product orders that had not yet shipped was approximately $26 million at July 31, 2005, $27 million at April 30, 2005, $32 million at January 31, 2005 and $16 million at October 31, 2004.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, China, France, Korea, Australia and Canada. The growing strength of the U.S. dollar, relative to foreign currencies, did not have a significant impact on operating results during the three months ended October 31, 2005 compared to the same period in the prior fiscal year. However, the weaker value of the U.S. dollar, relative to foreign currencies, had a positive impact of $7 million on operating results for the nine months ended October 31, 2005 as compared to the comparable prior year period. Had exchange rates for the nine months ended October 31, 2004 remained in effect during the nine months ended October 31, 2005, translated international revenue billed in local currencies would have been $12 million lower and operating expenses would have been $5 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenues and operating expenses in future periods. To reduce this effect for the current quarter, we utilize foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

Our operating expenses increased in absolute dollars during the three and nine months ended October 31, 2005 as compared to the same periods in the prior fiscal year, excluding the effect of restructuring charges during the prior fiscal year, but declined as a percentage of revenue. The increase was due primarily to higher marketing costs associated with trade shows, product launches and branding campaigns, higher salary expense due to higher headcount and annual salary increases as well as higher professional fees related to third-party development activities. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. During the remainder of fiscal 2006, we expect operating expenses, excluding restructuring, to increase compared to the same period in the prior fiscal year, as we balance investment in our growth opportunities with our focus on increasing profitability.

Throughout the nine months ended October 31, 2005, we maintained a strong balance sheet, generating $301.2 million of cash from our operating activities as compared to $229.4 million during the same period in the prior fiscal year. We finished the third quarter of fiscal 2006 with $547.9 million in cash, cash equivalents and marketable securities, a higher deferred revenue balance, a higher accounts receivable balance, and a lower days sales outstanding position as compared to the same period in the prior fiscal year. Seventy-six percent, or $185.0 million, of the deferred revenue balance at October 31, 2005 consisted of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

	Three Months Ended October 31, 2005	Increase compared to prior year period		Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Increase compared to prior year period		Nine Months Ended October 31, 2004
		$	%			$	%
	(in millions)
Net revenues:
License and other	$304.4	$49.9	20%	$254.5	$910.2	$156.8	21%	$753.4
Maintenance	73.9	28.2	62%	45.7	196.2	72.0	58%	124.2

	$378.3	$78.1	26%	$300.2	$1,106.4	$228.8	26%	$877.6

Net revenues by geographic area:
Americas	$160.3	$23.3	17%	$137.0	$432.1	$58.5	16%	$373.6
Europe, Middle East and Africa	133.4	37.6	39%	95.8	408.1	104.6	34%	303.5
Asia Pacific	84.6	17.2	26%	67.4	266.2	65.7	33%	200.5

	$378.3	$78.1	26%	$300.2	$1,106.4	$228.8	26%	$877.6

Net revenues by operating segment:
Design Solutions	$333.8	$77.4	30%	$256.4	$972.8	$213.8	28%	$759.0
Media and Entertainment	42.9	-0.2	0%	43.1	129.2	11.8	10%	117.4
Other	1.6	0.9	129%	0.7	4.4	3.2	267%	1.2

	$378.3	$78.1	26%	$300.2	$1,106.4	$228.8	26%	$877.6

Net design solutions revenues:
Platform Technology Division and other	$181.3	$40.2	28%	$141.1	$539.2	$109.6	26%	$429.6
Manufacturing Solutions Division	63.3	12.9	26%	50.4	182.5	42.9	31%	139.6
Building Solutions Division	45.1	16.0	55%	29.1	125.3	40.3	47%	85.0
Infrastructure Solutions Division	44.1	8.3	23%	35.8	125.8	21.0	20%	104.8

	$333.8	$77.4	30%	$256.4	$972.8	$213.8	28%	$759.0

The increase in net revenues for both the three and nine month periods ended October 31, 2005 was due primarily to strong new seat, subscription and upgrade revenues, along with a favorable product mix shift towards higher priced vertical and 3D products.

Increases in license and other revenues during both the three and nine month periods ended October 31, 2005, as compared to the equivalent prior year periods, were primarily due to increased new seat revenues from most major products as well as increased upgrade revenues. New seat and upgrade revenue increases were driven by volume growth in most major products, growing sales of our higher priced vertical and 3D products, and promotions tied to the anticipated retirement of our AutoCAD 2002-based product series in the first quarter of fiscal 2007. At October 31, 2005, the remaining installed base of the AutoCAD 2002-based products was significantly larger than the installed base of the AutoCAD 2000i-based products at that equivalent time last year. We expect continued growth in new seat and upgrade revenues for the fourth quarter of fiscal 2006. However, as a result of our decision earlier this year to synchronize our major product retirements and new release launches to occur in the first quarter of each fiscal year, we expect some upgrade revenue related to the retirement of our AutoCAD 2002-based products may move into the first quarter of fiscal 2007, as certain customers delay upgrading to the most current version. We anticipate that AutoCAD 2004-based products will be retired in the first quarter of fiscal 2008. The installed base of AutoCAD 2004-based products is smaller than the installed base of AutoCAD 2002-based products. As a result, in future years, we expect subscription revenue to exceed upgrade revenue, and we expect upgrade revenue to decline.

Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from our subscription program. As a percentage of total net revenues, maintenance revenues were 20% and 15% for the third quarter of fiscal 2006 and fiscal 2005, and 18% and 14% for the first nine months of fiscal 2006 and fiscal 2005. Our subscription program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our newest releases and planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues.

Net revenues in the Americas increased during both the three and nine months ended October 31, 2005 from the same period of the prior fiscal year largely due to strong subscription and new seat revenues, offset in part by slightly lower upgrade revenues for the nine month period ended October 31, 2005.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased during both the three and nine month periods ended October 31, 2005, as compared to the same periods of the prior fiscal year, primarily due to strong subscription, new seat and upgrade revenues.

Net revenues in Asia/Pacific increased in the third quarter of fiscal 2006 from the same period of the prior fiscal year due primarily to strong new seat revenues and subscription revenues. Asia/Pacific net revenues during the first nine months of fiscal 2006 increased from the same period in the prior fiscal year primarily due to strong new seat revenues, as well as subscription and upgrade revenues.

The increase in the Design Solutions Segment net revenues during the third quarter of fiscal 2006, as compared to the third quarter of fiscal 2005, was primarily due to strong new seat, subscription and upgrade revenues. Maintenance revenue from our subscription program accounted for 21% of Design Solutions Segment revenue for the third quarter of fiscal 2006 and 17% of Design Solutions Segment revenues for the third quarter of fiscal 2005. The increase in the Design Solutions Segment net revenues during the first nine months of fiscal 2006, as compared to the comparable prior year period, was primarily due to strong new seat, subscription and upgrade revenues. Although we have been placing increased focus on vertically-oriented and 3D product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 43% of our consolidated net revenues during the three month periods ended October 31, 2005 and 41% during the three months ended October 31, 2004, growing 31% in absolute dollars between the periods. Sales of AutoCAD, AutoCAD upgrades and AutoCAD LT accounted for 44% of our consolidated net revenues during the nine months ended October 31, 2005 and October 31, 2004, and grew 27% in absolute dollars between the periods. Net revenues for our 3D products (Autodesk Inventor products, Autodesk Revit Building products and Autodesk Civil 3D) increased 59% during the three months ended October 31, 2005 and 64% during the nine months ended October 31, 2005, as compared to the same periods in the prior fiscal year. Total sales of 3D design products accounted for 19% and 15% of consolidated net revenues during the three months ended October 31, 2005 and 2004, respectively. These products accounted for 18% and 14% of consolidated net revenues during the nine months ended October 31, 2005 and 2004, respectively. A critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD and related vertical industry products, to our higher priced 3D products. However, should sales of 2D products decrease without a corresponding increase in sales of 3D products, our results of operations will be adversely affected.

Net revenues for the Media and Entertainment Segment (“M&E”) for the three months ended October 31, 2005 were comparable to the same period in the prior fiscal year. While Advanced Systems sales increased in EMEA and Asia/Pacific and sales of our animation products increased worldwide, Advanced Systems sales in the United States declined in the current quarter, as compared to the same period in the prior fiscal year, due to forced attrition in our sales force. During the nine months ended October 31, 2005, overall M&E net revenues grew 10% as compared to the same period in the prior fiscal year, primarily due to growth in new seat and subscription revenues of our 3ds max product as well as growth in the sales of our Linux-based advanced systems products (flint and smoke), offset in part by the current quarter decline in advanced systems sales in the United States.

International sales accounted for 64% of our net revenues in the third quarter of fiscal 2006 as compared to 61% in the same period of the prior fiscal year. International sales during the first nine months of fiscal 2006 accounted for 67% of our net revenues, as compared to 64% in the same period of the prior fiscal year. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries that contribute a significant portion of our net revenues would have a material adverse effect on our business. In addition, although the effect of changes in foreign currencies during the current quarter did not significantly impact revenue in the current quarter as compared to the same quarter in the prior fiscal year, during the nine months ended October 31, 2005, translated international revenues would have been $12 million lower had exchange rates for the nine months ended October 31, 2004 remained in effect. Recent strengthening of the United States dollar, if it were to continue, could significantly impact our future financial results for a given period.

Cost of Revenues

	Three Months Ended October 31, 2005	Increase compared to prior year period		Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Increase compared to prior year period		Nine Months Ended October 31, 2004
		$	%			$	%
	(in millions)
Cost of revenues:
License and other	$40.8	$1.6	4%	$39.2	$119.3	$6.4	6%	$112.9
Maintenance	1.6	(2.6)	-62%	4.2	11.1	(1.5)	-12%	12.6

	$42.4	$(1.0)	-2%	$43.4	$130.4	$4.9	4%	$125.5

As a percentage of net revenues	11%			14%	12%			14%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software, hosting costs and the labor costs of fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (primarily workstations manufactured by SGI and IBM for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased during the three and nine months ended October 31, 2005, in comparison to the same periods in the prior fiscal year, due primarily to increased volume and changes in product mix and higher royalty expenses for licensed technology embedded in our products.

Cost of maintenance revenues includes direct costs of our subscription program, amortization of capitalized software and overhead charges. Cost of maintenance revenues decreased during both the three and nine months ended October 31, 2005, as compared to the same periods in the prior fiscal year, due primarily to the cessation of amortization for an information technology system supporting our subscription program. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of the subscription program.

Overall cost of revenues continues to decline as a percentage of net revenues due to the amount of fixed costs that are not necessarily impacted by the growth in our sales volumes; however, despite this trend, we expect cost of revenues as a percentage of net revenues to increase in future periods as a result of recording stock-based compensation expense beginning in fiscal 2007, as required by SFAS 123R. Absent stock-based compensation expense, we expect cost of revenues as a percentage of net revenues to decline. Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and new customer support offerings.

Marketing and Sales

	Three Months Ended October 31, 2005	Increase compared to prior year period		Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Increase compared to prior year period		Nine Months Ended October 31, 2004
		$	%			$	%
	(in millions)
Marketing and sales	$136.3	$23.1	20%	$113.2	$397.8	$70.3	21%	$327.5
As a percentage of net revenues	36%			38%	36%			37%

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

The increase of marketing and sales expenses during the third quarter of fiscal 2006 compared to the same period in the prior year was due primarily to $10.8 million of increased marketing and promotion costs related to product launches, trade shows and branding, approximately $8.0 million of higher employee-related costs as well as costs related to a customer information and customer support software project. Marketing and sales expenses increased during the first nine months of fiscal 2006 compared to the same period in the prior fiscal year due primarily to $42.1 million of increased marketing and promotion costs related to product launches, trade shows and branding, $16.9 million of higher employee-related costs as well as costs related to a customer information and customer support software project.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support. In addition, as a result of recording stock-based compensation expense beginning in fiscal 2007, as required by SFAS 123R, we expect marketing and sales expenses to increase both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended October 31, 2005	Increase compared to prior year period		Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Increase compared to prior year period		Nine Months Ended October 31, 2004
		$	%			$	%
	(in millions)
Research and development	$74.0	$14.1	24%	$59.9	$212.9	$36.7	21%	$176.2
As a percentage of net revenues	20%			20%	19%			20%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, contract development fees, purchased in-process technology, depreciation of computer equipment used in software development and overhead charges.

The increase in research and development expenses during the third quarter of fiscal 2006 compared to the same period in the prior year was due primarily to efforts to invest additional resources for a number of products. Employee-related costs increased approximately $5.6 million and professional fees increased approximately $3.4 million in the third quarter of fiscal 2006 as compared to the same period in the prior fiscal year. During the current quarter, we purchased $6.0 million of in-process technology from a single independent software developer for use in our Design Solutions Segment. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use.

Research and development expenses during the first nine months of fiscal 2006 compared to the same period in the prior year increased primarily due to efforts to invest additional resources in certain research and development related growth initiatives. Employee-related costs increased approximately $12.2 million and professional fees increased approximately $15.0 million in the first nine months of fiscal 2006 as compared to the same period in the prior fiscal year. During the nine months ended October 31, 2005, we purchased $18.6 million of in-process technology for our Design Solutions Segment from one independent software developer and recognized $1.2 million of in-process research and development costs in connection with our acquisition of Colorfront Ltd.

We expect that research and development spending will continue to increase in absolute dollars in future periods as we continue to invest in product development and continue to acquire new technology. In addition, we expect that research and development spending will increase as a percentage of net revenues in the future as a result of recording stock-based compensation expense beginning in fiscal 2007, as required by SFAS 123R.

General and Administrative

	Three Months Ended October 31, 2005	Increase compared to prior year period		Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Increase compared to prior year period		Nine Months Ended October 31, 2004
		$	%			$	%
	(in millions)
General and administrative	$32.4	$5.6	21%	$26.8	$92.8	$15.9	21%	$76.9
As a percentage of net revenues	9%			9%	8%			9%

General and administrative expenses include our finance, human resources, legal costs and overhead charges.

General and administrative expenses remained relatively flat as a percentage of revenues for both the three and nine months ended October 31, 2005, as compared to the same periods in the prior year, but increased in absolute dollars primarily as a result of higher employee-related and information technology project costs.

Absent the impact of recording stock-based compensation expense beginning in fiscal 2007, as required by SFAS 123R, we expect that general and administrative expenses will modestly decline as a percentage of net revenues in the future yet increase in absolute dollars due to salary increases and continued information technology projects. With the adoption of SFAS 123R and the recording of stock-based compensation expense in fiscal 2007, we expect that general and administrative expenses will increase in absolute dollars and as a percentage of net revenues.

Restructuring

	Three Months Ended October 31, 2005	Increase compared to prior year period		Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Increase compared to prior year period		Nine Months Ended October 31, 2004
		$	%			$	%
	(in millions)
Restructuring	$—	$(2.9)	-100%	$2.9	$—	$(14.9)	-100%	$14.9
As a percentage of net revenues	0%			1%	0%			2%

There were no restructuring charges during the three and nine months ended October 31, 2005.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide having a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005. As a result of this plan, we expected to realize pretax savings of approximately $9.3 million per quarter, resulting in an annual savings of approximately $37.0 million to be reflected across each on-going cost and expense line item in the Condensed Consolidated Statements of Income. However, these savings are being used to fund various growth initiatives in line with our corporate strategy, while containing cost increases across each expense category described above.

During the three months ended October 31, 2004, we recorded gross restructuring charges of $2.9 million, of which approximately $2.4 million related to headcount reductions and $0.5 million related to the closure of facilities. During the nine months ended October 31, 2004, we recorded gross restructuring charges of $14.9 million under the Fiscal 2004 Plan. Approximately $11.5 million of this amount related to headcount reductions and approximately $3.5 million related to facility closures. Partially offsetting this charge was a reversal of $0.1 million related to a change in estimates underlying office closure costs originally established under the fiscal 2002 restructuring plan. The underlying liabilities were ultimately settled for less than originally estimated.

For additional information regarding restructuring reserves, see Note 11, “Restructuring Reserves” and Note 16, “Segments,” in the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(in millions)
Interest and investment income, net	$3.1	$1.5	$9.1	$2.3
Gains (losses) on foreign currency transactions	0.1	0.7	(0.7)	0.1
Realized gains on sales of marketable securities	—	0.2	—	0.5
Other income	—	0.4	0.6	4.5

	$3.2	$2.8	$9.0	$7.4

The investment income portion of the “Interest and investment income, net,” line item fluctuates based on average cash and marketable securities balances, average maturities and interest rates.

Interest and investment income during the nine months ended October 31, 2004 included $5.1 million of net interest income offset by an accrual of $2.8 million of foreign-based stamp taxes. We determined that certain money market fund investments were subject to Swiss Transfer Stamp Taxes from August 2000 through the third quarter of fiscal 2005. The impact of this adjustment was not material to previously reported periods.

Other income included $2.4 million recognized during the second quarter of fiscal 2005 resulting from a court settlement related to legal proceedings with Spatial Corp.

Provision for Income Taxes

During the three months ended October 31, 2005, we recognized a one-time income tax benefit of $17.6 million. Of this amount, $10.6 million relates to foreign withholding taxes previously accrued which are no longer due, as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“DRD Legislation”). The remaining $7.0 million related to the lapse of the statute of limitations with respect to certain federal and foreign tax years. During the three months ended July 31, 2005, we recognized a one-time income tax benefit of $1.9 million related to an IRS technical correction of the DRD Legislation. During the first quarter of fiscal 2006, we recognized a one-time income tax benefit of $1.2 million as a result of the resolution and closure of our Franchise Tax Board audit for fiscal 2000 as well as the closure and lapse of the statute of limitations with respect to certain foreign tax years. Absent the impact of these tax benefits, our effective income tax rate was 20% in the three and nine months ended October 31, 2005. The effective tax rate for fiscal 2006 is less than the federal statutory rate of 35% due to the extraterritorial income exclusion (“ETI exclusion”), deduction for Domestic Production Activities, research credits, tax benefits from low taxed foreign earnings and the DRD Legislation.

During the three and nine months ended October 31, 2004, we recognized one-time income tax benefits of $15.5 million related to the DRD legislation and $8.9 million related to income tax audit closures in the third quarter of fiscal 2005. Absent the impact of these tax benefits, our effective income tax rate was 20% in the three and nine months ended October 31, 2004. In addition, during the third quarter of fiscal 2005, we reduced our projected tax rate from 24% to 20% as a result of the new DRD legislation along with the belief that current year foreign earnings of certain subsidiaries will be taxed at a rate lower than previously projected. As a result, we recorded a cumulative catch-up adjustment of $4.3 million to our tax provision in the third quarter of fiscal 2005 to account for the reduction of our effective tax rate. The effective tax rate for fiscal 2005 is less than the federal statutory rate of 35% due to the ETI exclusion, research credits, tax-exempt interest, tax benefits from low taxed foreign earnings and the DRD legislation.

Our future effective tax rate may be materially affected by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, ETI exclusion, deduction for Domestic Production Activities, research credits, tax-exempt interest, DRD Legislation election and changes in the tax law. In addition, our adoption of SFAS 123R in the first quarter of fiscal 2007 may also affect our future effective tax rate.

At October 31, 2005, we had net deferred tax assets of $210.3 million. Realization of these assets is dependent on our ability to generate approximately $610 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combinations

We acquire new technology or supplement our existing technology by purchasing businesses focused in specific markets or industries. During the nine months ended October 31, 2005, we acquired the following businesses:

Date	Company	Details

October 2005	Engineering Intent Corporation (“Engineering Intent”)	The assets acquired from Engineering Intent provided sales and engineering automation technology designed to help customers ‘engineer-to-order’ during their sales cycle, thereby reducing costs and allowing for efficient development of customized solutions. The assets acquired were assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

August 2005	Solid Dynamics, SA (“Solid Dynamics”)	The acquisition of Solid Dynamics provided kinematics and dynamics physics technology which designers use to simulate the motion of mechanical assemblies without the expense of building physical prototypes, thereby reducing costs and time-to-market. The assets acquired were assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

June 2005	c-plan AG (“c-plan”)	The acquisition of c-plan expands our geospatial technology product portfolio and strengthens our market position throughout central Europe. The assets acquired were assigned to the Infrastructure Solutions Division of our Design Solutions Segment.

June 2005	Colorfront Ltd. (“Colorfront”)	The assets acquired from Colofront are intended to provide us with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform organization. The assets acquired were assigned to the Media and Entertainment Segment.

March 2005	Compass Systems GmbH (“Compass”)	The assets acquired from Compass allow us to more quickly expand our data management solution and deliver on our plans to provide a comprehensive data management solution for small and medium-size manufacturers. The assets acquired were assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

See Note 18, “Business Combinations,” in the Notes to the Condensed Consolidated Financial Statements for additional information on certain of these acquired businesses.

Liquidity and Capital Resources

	Nine Months Ended October 31,
	2005	2004
	(in millions)
Net cash provided by operating activities	$301.2	$229.4
Net cash (used in) provided by investing activities	(209.9)	62.7
Net cash used in financing activities	(216.0)	(198.8)

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

At October 31, 2005, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $547.9 million and net accounts receivable of $201.8 million. During the first nine months of fiscal 2006, we generated $301.2 million of cash from operating activities compared to $229.4 million generated during the same period in fiscal 2005. This increase was primarily driven by higher operating earnings, higher accounts payable and deferred revenue balances, partially offset by higher working capital uses of cash related to larger bonus and other incentive compensation amounts paid during the first quarter of fiscal 2006.

During the nine months ended October 31, 2005, we used $209.9 million in net cash for investing activities compared to $62.7 million generated during the same period of fiscal 2005. The increase in cash used in investing activities during the current fiscal period was primarily due to $142.0 million in net purchases of available-for-sale marketable securities with funds repatriated from Europe and Asia to the United States under the DRD Legislation. During the nine months ended October 31, 2005, we repatriated approximately $400 million to the United States under the DRD Legislation. We also used $52.7 million used in business acquisitions (Compass, Colorfront, c-plan, Solid Dynamics and Engineering Intent). During the same period in fiscal 2005, we generated $105.2 million in net proceeds from the maturity and sale of available-for-sale marketable securities, a portion of which were liquidated to fund the repurchase of our common stock.

We used $216.0 million in net cash for financing activities during the nine months ended October 31, 2005, compared to $198.8 million during the same period last year. The major financing uses of cash in both periods were for the repurchase of our common stock and payment of dividends. We repurchased 9.2 million shares of our common stock for $339.7 million during the first nine months of fiscal 2006 and repurchased 21.7 million shares of our common stock for $400.1 million during the same period of fiscal 2005. As of October 31, 2005, 23.0 million shares remained available for repurchase under our stock repurchase program. We currently expect to continue making repurchases under this program. Our dividend payments declined to $3.4 million during the nine months ended October 31, 2005 as compared to $10.1 million during the same period in fiscal 2005. This decline was due to the discontinuance of the payment of cash dividends after the fourth quarter of fiscal 2005. The dividend payment made during the first nine months of fiscal 2006 related to the dividend declaration made during the fourth quarter of fiscal 2005. These financing uses of cash were partially offset by proceeds received from the issuance of common stock under our stock option and stock purchase plans, which amounted to $127.1 million during the nine months of fiscal 2006 and $211.5 million during the same period last year.

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

As noted above, during the nine months ended October 31, 2005, we repatriated approximately $400 million of foreign earnings held by financial institutions outside of the United States under the DRD Legislation. As a result, 62% of our consolidated cash, cash equivalents and marketable securities are held with financial institutions in the United States, as compared to 10% at January 31, 2005. We intend to repatriate up to a total of $500 million of accumulated foreign earnings under the DRD Legislation during fiscal 2006 to the United States where we can more effectively manage our cash and invest in our business. For further discussion of the DRD Legislation, see “Results of Operations—Provision for Income Taxes” above. In addition, $21.5 million of our marketable securities at October 31, 2005 is reserved for deferred compensation.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the nine months ended October 31, 2005 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At October 31, 2005, 23.0 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the three months ended October 31, 2005:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1-August 31	381		$41.23	381		25,803
September 1-September 30	2,843		42.92	2,843		22,960
October 1-October 31	—		—	—		—

Total	3,224	(1)	$42.71	3,224	(1)	22,960	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in December 2003, authorizing the repurchase of 32.0 million shares. This plan, announced in December 2003, does not have a fixed expiration date.

(2)	This amount corresponds to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of October 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

We maintain two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are five expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors in December 2004. The 1996 Plan expires in March 2006. On November 10, 2005, the Company’s stockholders approved a new stock plan, the 2006 Employee Stock Plan, as well as amendments to the 2000 Directors’ Option Plan (See Item 5, “Other Information,” for voting results of these proposals).

In addition to stock option plans, our employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 84% of the options we granted during the nine months ended October 31,

2005 were awarded to employees other than our CEO and the four other most highly compensated officers for fiscal 2005, which we refer to as our Named Executive Officers. Options granted under our equity plans during fiscal 2006 vest over periods ranging from one to four years and expire within six to ten years of the date of grant. Options granted prior to fiscal 2006 expire within ten years of the date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

All stock option grants to executive officers are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation and Human Resources Committee are independent directors, as defined by the listing standards of the Nasdaq National Market. See the “Report of the Compensation and Human Resources Committee of the Board of Directors” in the Proxy Statement for our 2005 Annual Meeting of Stockholders for further information concerning Autodesk’s policies and procedures regarding the use of stock options. Grants to our non-employee directors are non-discretionary and are pre-determined by the terms of the 2000 Directors’ Option Plan.

Distribution and Dilutive Effect of Options

The following table provides information about the distribution and dilutive effect of our stock options for the named periods:

	Nine months ended October 31, 2005		Fiscal year ended January 31,
			2005	2004
Net grants during the period as % of outstanding shares	2.1%		3.9%	3.1%
Grants to Named Executive Officers during the period as % of total options granted	16.4	% (1)	15.9%	11.7%
Grants to Named Executive Officers during the period as % of outstanding shares	0.4%		0.8%	0.7%
Cumulative options held by Named Executive Officers as % of total options outstanding	24.0%		25.2%	20.9%

(1)	The executive staff, which includes the Named Executive Officers, received option grants during the first quarter of fiscal 2006. Employee grants are made throughout the year.

We expect to grant options totaling not more than 2.5% of our outstanding shares during fiscal 2006.

General Option Information

Our stock option activity for the named periods is summarized as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Price Per Share
Options outstanding at January 31, 2004	19,894	52,936	$8.40
Granted	(11,550)	11,550	17.52
Exercised	—	(25,445)	8.46
Canceled	2,607	(2,635)	9.46
Additional shares reserved	8,455	—	—
Reduction to shares available for future issuance approved by the Board of Directors in March 2005	(10,000)	—	—

Options outstanding at January 31, 2005	9,406	36,406	11.17
Granted	(6,229)	6,229	31.18
Exercised	—	(9,940)	9.42
Canceled	1,149	(1,320)	15.52

Options outstanding at October 31, 2005	4,326	31,375	$15.50

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices at or below the closing price of our Common Stock at October 31, 2005 (“in-the-money”) with the number of shares subject to option grants with exercise prices greater than the closing price of our Common Stock at the same date (“out-of-the-money”). The closing price of our Common Stock on October 31, 2005 was $45.12 per share.

	Exercisable		Unexercisable		Total
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-Money	12,871	$9.58	18,504	$19.63	31,375	$15.50
Out-of-the-Money	—	—	—	—	—	—

Total Options Outstanding	12,871	$9.58	18,504	$19.63	31,375	$15.50

Option Grants in Last Fiscal Quarter

There were no options granted to the Named Executive Officers during the three months ended October 31, 2005.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under these plans at October 31, 2005 (number of securities in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	27,411	$16.36	18,478	(2)
Equity compensation plans not approved by security holders (3)	3,964	9.61	—

Total	31,375	$15.50	18,478

(1)	Included in these amounts are 0.1 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $6.87 related to equity compensation plans assumed in connection with previous business mergers and acquisitions. These amounts do not include shares available for future issuance under the 2006 Employee Stock Plan, which does not become effective until March 2006.

(2)	This amount includes 14.2 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Descriptions of each of our compensation plans may be found in the Proxy Statement for our 2005 Annual Meeting of Stockholders.

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

In the Media and Entertainment Segment, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and could have a negative impact on our future operating results. In addition, a significant percentage of the Media and Entertainment Segment’s Advanced Systems products rely primarily on workstations manufactured by Silicon Graphics, Inc. (“SGI”). On September 15, 2005, SGI received an opinion from their auditors that the financial condition of SGI raised substantial doubt about its ability to continue as a going concern. Although we have reduced our dependence on SGI workstations for the Advanced Systems products and will continue to do so in the future, the near term failure of SGI to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of the new accounting pronouncement, SFAS 123R, that will require us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a material impact on our results of operations, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, timing of product retirements, failure to continue momentum of annual release cycles or to move a significant number of customers from prior product versions in connection with our retirement programs, failure to convert our 2D customer base to 3D products, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully ingrate Alias after closing, and general economic or political conditions, particularly in countries where we derive a significant portion of our net revenues.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. In particular, the FASB issued SFAS 123R which will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of fiscal 2007, using a fair-value-based method for determining such charges. We believe that the adoption of SFAS 123R will materially adversely impact our earnings and may impact the manner in which we conduct our business.

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

Our business could suffer as a result of risks associated with strategic acquisitions and investments like the acquisition of Alias.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments and the like. For example, during the third quarter of fiscal 2006, we announced the signing of an agreement to acquire Alias Systems, Inc. The risks associated with such acquisitions include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such investments and acquisitions, may involve significant transaction-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges, including those relating to the Alias acquisition, could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including one such distributor who accounted for 11% of consolidated net revenues for the three and nine months ended October 31, 2005. Sales to this same distributor accounted for 11% of consolidated net revenues for the three months ended October 31, 2004 and 12% of consolidated net revenues for the nine months ended October 31, 2004. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers should be unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts, which could have a material adverse effect on our results of operations in a given period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the nine months ended October 31, 2005.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

At our Special Meeting of Stockholders held on November 10, 2005, the following proposals were approved by the stockholders.

	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
1. Proposal to approve Autodesk’s 2006 Employee Stock Plan and the reservation of 9.65 million shares of Autodesk’s common stock for issuance thereunder.	142,438,789	33,580,192	1,294,605	—

2. Proposal to approve amendments to Autodesk’ 2000 Directors’ Plan, including the reservation of an additional 750,000 shares of Autodesk ‘s common stock for issuance thereunder.	136,938,829	39,069,517	1,305,240	—

ITEM	6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 2.1	Agreement and Plan of Merger dated October 4, 2005 by and among Autodesk, Inc., Maytag Acquisition Corporation, Alias Systems Holdings Inc., Accel-KKR Company, LLC and Ontario Teachers’ Pension Plan Board.

Exhibit 10.1	Autodesk Inc. 1996 Stock Plan, as amended and restated

Exhibit 10.2	Autodesk, Inc. 2000 Directors’ Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

Exhibit 10.3	Autodesk, Inc. 2006 Employee Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2005

AUTODESK, INC. (Registrant)

/S/ ANDREW D. MILLER
Andrew D. Miller Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)