Form 10-K
period 2006-01-31
AUTODESK INC
filed 2006-03-30
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 203.6 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ National Market on July 29, 2005) was approximately $7.0 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, registrant had outstanding approximately 230.1 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held June 8, 2006, are incorporated by reference in Part III of this Form 10-K. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 31, 2006.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are subject to assumptions, risks and uncertainties, many of which are discussed throughout this Annual Report, under Item 1A,”Risk Factors,” and elsewhere. Actual results may vary from those projected in the forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If our assumptions about the future do not materialize or prove to be incorrect, the results could differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. A forward-looking statement is any statement that looks to future events, including any statements regarding the markets for our products or the success of our products in these markets, as well as any statements of expectation, plans, strategies and objectives of management for the future and any statement of assumptions underlying any of the foregoing. In some cases, you can identify a forward looking statement by such terms as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1. BUSINESS

GENERAL

Autodesk is one of the world’s leading design software and services companies. We offer solutions to customers in the building, manufacturing, infrastructure and digital media markets that enable them to create, manage and share their data and designs digitally. Most of our solutions are PC-based. Our horizontal design solutions, AutoCAD and AutoCAD LT, are two of the most widely used general design software tools in the world. In addition, we offer a range of discipline-specific design and documentation tools including our AutoCAD based vertical solutions and our 3D design solutions. Our data management products allow users to more easily and efficiently manage digital design data and share it with downstream users. Our products are sold in over 160 countries, both directly and through our network of approximately 1,700 resellers and distributors. In addition, over 2,600 developers in the Autodesk Developer Network create interoperable products that further enhance our range of integrated solutions.

Our strategy is to deliver advanced solutions to create and leverage digital design data, in order to improve our customers’ productivity throughout the design, building, manufacture and management of the customers’ projects. To execute against this strategy, we are focused on delivering strong products on an annual release cycle, expanding our desktop offerings, migrating our customers to more advanced technologies and expanding in emerging markets such as project lifecycle management, and emerging economies, such as China, India and Eastern Europe.

We are organized into two reportable operating segments: the Design Solutions Segment, which accounted for 88.3% of net revenue in fiscal 2006, and the Media and Entertainment Segment, which accounted for 11.3% of net revenue in fiscal 2006. A summary of our net revenues and condensed results of operations for our business segments is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers, who design, build, manage and own building projects; who design, manufacture and manage manufactured goods; and who design, build, manage and own infrastructure projects for both public and private users. The principal products sold by the Design Solutions Segment include AutoCAD and AutoCAD LT (2D design products), which accounted for 44% of our net revenues in fiscal 2006, discipline-specific design and documentation solutions built on AutoCAD and our 3D design products (Autodesk Inventor products, Autodesk Revit products and Autodesk Civil 3D), which accounted for 19% of our net revenues in fiscal 2006. In addition to software products, the Design Solutions Segment offers a range of services including consulting, support and training.

The Design Solutions Segment consists of a general design platform division and industry-specific business divisions. These are:

•	Platform Technology Division and Other, which includes revenue from Autodesk Collaboration Services and Autodesk Consulting which provides integrated consulting, training and support for customers seeking maximum benefit and performance from our products

•	Manufacturing Solutions Division

•	Infrastructure Solutions Division

•	Building Solutions Division

The Media and Entertainment Segment (formerly known as the Discreet Segment) develops software solutions which enable digital media content creators to extend their digital production pipelines across the value chain, increase their productivity and creativity, and repurpose their media across multiple distribution mediums and formats. Key markets served include PC and console game development, animation, film, television and design visualization. Our solutions provide 3D animation, color grading, visual effects compositing, editing and finishing, media mastering, encoding and workflow functionality for the creation of high-value digital media content.

In addition to the customers served by our Design Solutions Segment and our Media and Entertainment Segment, our Location Services Division offers a technology platform designed to deliver location-based applications to wired, mobile and wireless users. We market our product, LocationLogic, to wireless carriers and network operators around the world.

In the fourth quarter of fiscal 2006, we acquired Alias Systems Holdings, Inc. (“Alias”), a leading innovator of 3D graphics technology. Alias’ flagship product, Maya, is an Academy-Award winning 3D application which expands Autodesk’s offerings in the film and video and interactive games industries. In addition, the Alias Studio Tools products expand our offerings in the manufacturing sector with product conceptual design offerings. Alias products are being integrated into the Media and Entertainment Segment and the Manufacturing Solutions Division of the Design Solutions Segment.

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903. Our telephone number is (415) 507-5000.

PRODUCTS

Design Solutions Segment

The principal product offerings from the different divisions of the Design Solutions Segment are described below:

Platform Technology Division and Other

The Platform Technology Division and Other accounted for 55% of the Design Solutions Segment revenues and 48% of overall net revenues in fiscal 2006. The division’s principal product offerings include:

AutoCAD

AutoCAD software, which accounted for more revenue than any other product is a customizable and extendable computer aided design (CAD) application for 2D drafting, detailing, design documentation and basic 3D design. AutoCAD provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction, to manufacturing, to process plant design and mapping. Architects, engineers, drafters and design related professionals use AutoCAD to create, manage and share critical design data.

AutoCAD LT

AutoCAD LT software is used for 2D drafting and detailing by design professionals in the architecture, construction, engineering, manufacturing and design industries who require full DWG file format compatibility and document sharing capability without the need for software customization or 3D functionality. Users can share, with security, all design data with team members who use AutoCAD or Autodesk products built on AutoCAD. AutoCAD LT is our second largest revenue-generating product.

Autodesk Buzzsaw

Autodesk Buzzsaw, offered by Autodesk Collaboration Solutions, is an on-demand collaboration service that allows users to store, manage and share project information from any Internet connection. The Autodesk Buzzsaw online work environment integrates a secure project hosting service with CAD-related software, tools and services to enable increased project visibility, project reporting, project management, and integrated design review and markup. Users benefit from the ability to connect with their project team anytime, regardless of organizational or geographical boundaries. The primary markets targeted are homebuilders, retail hospitality, infrastructure, engineering and construction industries.

Manufacturing Solutions Division

The Manufacturing Solutions Division accounted for 19% of Design Solutions Segment revenues in fiscal 2006. The division provides the mainstream manufacturing industry with comprehensive design and data management solutions enabling our manufacturing customers to rapidly adopt 3D design, create designs in a simple 2D/3D environment, manage design data for additional business processes, and share design data across the enterprise and with the supply chain. The division’s principal product offerings include:

Autodesk Inventor Series and Autodesk Inventor Professional

Autodesk Inventor Series and Autodesk Inventor Professional account for a majority of the Manufacturing Solution Division’s revenues. The Autodesk Inventor Series delivers Autodesk Mechanical Desktop, based on AutoCAD software, and Autodesk Inventor software, in one solution. Autodesk Inventor software is a 3D mechanical design creation tool that provides users a 3D assembly-centric solid modeling system and 2D drawing production system together with adaptive design functionality. Users benefit from on-demand large assembly segment loading, adaptive design, layout and assembly functionality for solving function before form, built-in collaboration and design management tools and AutoCAD file compatibility. Customers who purchase Autodesk Inventor Professional have access to additional specialized capabilities for efficiently creating wire harness and cabling, plus integrated finite element analysis.

AutoCAD Mechanical

AutoCAD Mechanical software offers 2D mechanical design and engineering tools that are seamlessly compatible with all AutoCAD-based applications.

Autodesk AliasStudio

Autodesk AliasStudio industrial and automotive design suite of software integrates all stages of the design process from concept, to engineering, to manufacturing, adding industrial design and high-end visualization capabilities to our manufacturing solutions.

Infrastructure Solutions Division

The Infrastructure Solutions Division accounted for 13% of Design Solutions Segment revenues in fiscal 2006. The division’s integrated Autodesk Spatial Information (“SIM”) solutions enable our infrastructure customers to compile, analyze and maintain digital design and mapping information, design and manage physical infrastructure projects, and distribute geospatial information on the web. Our infrastructure customers include utilities, governments, and civil engineering firms. The division’s principal product offerings include:

Autodesk Civil 3D

Autodesk Civil 3D design and drafting software delivers dynamic, model-based design to the civil engineering industry. It enables customers to create designs, make extensive updates, and perform multiple “what-if” scenarios with speed and flexibility.

Autodesk Map 3D

Autodesk Map 3D software provides practical mapping functionality to engineers and geospatial professionals who need an open, flexible way to integrate CAD and geographic information system (“GIS”) data throughout their organization. It contains the complete AutoCAD toolset to enhance productivity, and also offers specialized functionality for map cleanup, geospatial analysis, and access to GIS data sources.

Autodesk Land Desktop

Autodesk Land Desktop provides powerful productivity and drafting tools for planning professionals to create parcel and land plans from large data sets. Based on the AutoCAD software and built around a centralized product structure that stores critical data points, Autodesk Land Desktop facilitates sharing plans with colleagues and customers.

Building Solutions Division

The Building Solutions Division accounted for 13% of Design Solutions Segment revenues in fiscal 2006. The division’s solutions range from the most advanced technology for building information modeling (“BIM”) — a new paradigm for building design, documentation and construction — to the most widely adopted discipline-specific drawing solutions. Supporting information and management needs throughout the building lifecycle, Autodesk building industry solutions enable customers to eliminate inefficiencies in building design, construction and management. The division’s principal product offerings include:

Autodesk Architectural Desktop

Designed for architects and built on the familiar AutoCAD platform, Autodesk Architectural Desktop software supports existing 2D design practices while enabling users to gradually introduce increasingly powerful industry-specific features to save time and improve coordination. It offers flexibility in implementation, the efficiency of real-world building objects and AutoCAD-based design and documentation productivity for architects.

Autodesk Revit Building and Autodesk AutoCAD Revit Series

Purpose-built for BIM, Autodesk Revit Building and Autodesk AutoCAD Revit Series software collects information about the building project and coordinates this information across all other representations of the project so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent, coordinated information from the same underlying building database. Autodesk Revit Building and Autodesk AutoCAD Revit Series software provides architects, design-build teams and other building industry professionals a complete architectural design and documentation system that works the way they think.

Autodesk Building Systems

Autodesk Building Systems software provides AutoCAD-based design and construction documentation for mechanical/electrical/plumbing (MEP) engineers, designers and drafters. It increases productivity, accuracy, and coordination by maximizing the efficiency of AutoCAD-based engineering workflows, while minimizing coordination errors within the mechanical, electrical, and plumbing engineering design team as well as with architects and structural engineers.

Media and Entertainment Segment

The principal product offerings from the Media and Entertainment Segment are described below:

Autodesk 3ds Max and Autodesk Maya

Autodesk 3ds Max software and Autodesk Maya software are comprehensive professional 3D modeling, animation and rendering applications providing advanced tools for character animation, feature film and game development, design visualization and visual effects production. Animators, designers, film and game developers benefit from unified, object-oriented platforms, customizable real-time interfaces, multiple-processor support and 3D graphics acceleration capabilities, as well as support for a wide range of third party plug-ins. We intend to continue development of both Autodesk 3ds Max and Autodesk Maya and to improve the workflow integration of the two products as these products address different customer needs in the design workflow.

Discreet Flame, Discreet Flint and Discreet Inferno

Discreet Flame, Discreet Flint and Discreet Inferno systems are our scalable line of interactive real-time visual effects and graphics design solutions. They offer scalable performance to service a wide range of client workflows from interactive broadcast design to real-time high resolution film work. They offer the ability to interactively create, composite and edit highly challenging sequences that merge live action with computer-generated imagery using 3D graphics and mixed resolutions. Post-production facilities and broadcasters integrate these turnkey systems within their production pipelines as either dedicated suites or as networked production environments.

Discreet Smoke and Discreet Fire

Discreet Smoke and Discreet Fire systems are our scalable line of interactive real-time non-linear editing and finishing systems that enable editors to edit, conform and finish television commercials, broadcast programming, film trailers and feature films as well as other high value media content.

Discreet Lustre

Discreet Lustre is a highly scaleable and modular solution for high-end Digital Intermediate film and commercial color grading. It can be configured to scale to meet a wide range of different production requirements and productivity needs.

Autodesk VIZ

Autodesk VIZ software is a professional 3D modeling, animation and rendering application. It is designed to provide product designers, architects and design visualization artists with advanced tools for testing and communicating their projects and ideas. Autodesk VIZ provides compatibility with other Autodesk design products including AutoCAD and the Autodesk DWG format enabling customers to leverage seamless interoperability between the design and visualization phases of their projects.

Autodesk Subscription Program and Autodesk Upgrade Program

In addition to sales of new software licenses, we offer our customers two ways to migrate to the most recent version of our products: the Autodesk Subscription Program and the Autodesk Upgrade Program. These programs are available for a majority of our Design Solution products as well as Media and Entertainment’s 3ds Max and Autodesk Maya. Under the Autodesk Subscription Program, customers who own the most recent version of the underlying product participate in a simplified upgrade process, feature-enhancing extensions, downloadable e-Learning courses and optional on-line support. Users benefit from incremental and new releases of the underlying product and extensions over one year and multi-year contract periods. Subscription program revenues are reported separately on our Consolidated Statements of Income as Maintenance revenue.

Under the current Autodesk Upgrade Program, a customer who is on a currently supported version of a product, which is generally the prior three versions, can upgrade to the latest release of the product. Typically, the cost to upgrade is based on a multiple of the number of versions the customer is upgrading.

PRODUCT DEVELOPMENT AND INTRODUCTION

We continue to enhance our product offerings and develop new products to meet changing customer demands. Research and development expenditures were $301.6 million or 20% of fiscal 2006 net revenues, $239.4 million or 19% of fiscal 2005 net revenues and $209.4 million or 22% of fiscal 2004 net revenues. Our software is primarily developed internally; however we do contract services from software development firms, consultants and independent contractors to supplement our development efforts. Additionally, we acquire products or technology developed by others by purchasing some or all of the assets or stock of the entity that held ownership rights to the technology. During fiscal 2006, approximately 9% of our total research and development expenditures were attributable to development work contracted from Hanna Strategies, LLC. (“Hanna Strategies”), a software development firm with operations located in the U.S. and China. Hanna Strategies performs services on behalf of our Design Solutions Segment.

The majority of our basic research and product development is performed in the U.S. and Canada, and to a growing extent in China, while translation and localization of foreign-market versions, as well as some product development, is performed by development teams or contractors in our local markets. We generally translate and localize our products into French, Italian, German, Spanish, Japanese and various Chinese dialects. Portions of product development, including some software development, localization, quality assurance and technical publications, are performed in Europe and Asia, including China, India, Singapore and the United Kingdom. We plan to increase our product development operations in the Asia/Pacific region over the next several years, particularly in China.

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

We actively recruit and hire experienced software developers and license and acquire complementary software technologies and businesses. In addition, we actively collaborate with and support third-party software developers who offer products that enhance and complement our products.

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

Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to selling to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. The loss of, or a significant reduction in, business with any one of our major international distributors or large U.S. resellers could harm our business.

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise a significant portion of our net revenues. Economic weakness in any of the countries where we generate a significant portion of our net revenues would likely have a material adverse effect on our business. A summary of our financial information by geographic location is found in Note 13, “Segments” in the Notes to Consolidated Financial Statements.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a leveraged model, augmented by programs designed to address certain specific needs directly. End users rely primarily on their resellers and distributors for technical support; however, we do provide certain direct support for our high-end Media and Entertainment Segment hardware systems. We support the resellers and distributors through technical product training, sales training classes, the Internet and direct telephone support. We also provide optional online support directly to end users through our subscription program and support content is also available on the Product Support portion of our Internet site. There are also a number of user group forums in which customers are able to share information.

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

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our backlog is primarily comprised of deferred revenue. Deferred revenue is derived from our subscription program, Autodesk Buzzsaw services, consulting services and deferred license sales. Backlog also includes current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog was $302.6 million at January 31, 2006, of which $285.6 million was deferred revenue and $17.0 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Aggregate backlog was $226.2 million at January 31, 2005, of which $194.2 million was deferred revenue and $32.0 million current software license product orders which had not yet shipped at the end of the fiscal year. Deferred revenue increased over the prior year due primarily to the success of our subscription program, and we expect it to continue to increase in the future. The decrease in current software license product orders which had not yet shipped at the end of the 2006 fiscal year as compared to the 2005 fiscal year is attributable to, among other things, the change in timing of annual product retirements from the last quarter of the fiscal year to the first quarter of the fiscal year. We do not believe that backlog as of any particular date is indicative of future results.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. In addition, in each of our markets, there are numerous regional and specialized software and services companies, with which we compete.

Design Solutions Segment

Our Design Solutions Segment primarily competes with vendors that specialize primarily in one of the three industry segments in which we compete. Our competitors range from large, global, publicly traded software companies to small, geographically focused firms. Our primary global competitors in this segment include Dassault Systemes and its subsidiary SolidWorks Corporation, Parametric Technology Corporation, UGS Corporation, Bentley Systems Inc. Environmental Systems Research Institute, Inc. (ESRI), and Intergraph Corporation. In addition, in each of our markets, there are numerous regional and specialized software and services companies, with which we compete.

To address the lifecycle management market opportunity, we are developing and introducing products that allow downstream users of data, both within and external to our customer enterprises, to manage and share their designs. These products allow us to expand our customer base from the design and engineering departments to adjacent departments and into the supply chain. This expansion may ultimately put us in competition with Enterprise Resource Planning (“ERP”) vendors such as Oracle Corporation and SAP AG, which have a loyal customer base within these adjacent departments. Recent consolidation within the ERP market, dominance by a few large corporations, as well as their expansion in new technologies will increase competition in this market.

Media & Entertainment Segment

Our Media and Entertainment Segment competes in highly competitive international markets that are often subject to rapid technological change. We compete with a wide range of different companies from large publicly-traded corporations to small private entities. Large organizations that produce products that compete in some or all of our markets include Avid Technology, Adobe Systems, Apple Computer Inc, SONY and Thomson. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger corporations. As a result, some of our competitors also own subsidiaries that are our clients or are our partners in developing or bringing to market some of our solutions.

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

Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenues and profit margins and loss of market share, any of which could harm our business. Furthermore, in certain markets, some of our competitors have greater financial, technical, sales and marketing and other resources.

We believe that our future results depend largely upon our ability to offer new products and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

INTELLECTUAL PROPERTY AND LICENSES

We protect our intellectual property through a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions. Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Enforcement of intellectual property rights against alleged infringers can sometimes lead to costly litigation and counterclaims. Our inability to protect our proprietary information could harm our business.

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

PRODUCTION AND SUPPLIERS

Production of our Design Solutions Segment and certain Media and Entertainment Segment software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include CD-ROMs which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Production is generally performed in leased facilities operated by us. Some product assembly is also performed by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

In addition, the Media and Entertainment Segment has historically relied on third-party vendors for the supply of hardware components used in its systems. Many of Media and Entertainment’s software products currently run on workstations manufactured by Silicon Graphics, Inc. (“SGI”). There are significant risks associated with this reliance on SGI, including SGI’s current financial instability and its plans for future product development, which could include curtailing development of next generation workstations targeted at our markets. SGI has recently announced its intentions to cease development of new products for the media and entertainment industry. We now offer a complete range of Media and Entertainment Segment products for use on standard, open, PC-based Linux platforms to mitigate these risks. Our customers may now choose to adopt our products using these alternative platforms, or may delay purchases while evaluating the new platforms. See Item 1A, “Risk Factors,” for further discussion of this risk.

EMPLOYEES

As of January 31, 2006, we employed 4,813 people, including 517 resulting from our acquisition of Alias. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks that possible further government instability or regulation unfavorable to foreign-owned businesses could negatively impact our business in the future.

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

BUSINESS COMBINATIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date of closing	Company	Details
January 2006	Alias Systems Holdings, Inc. (“Alias”)	The acquisition of Alias provides our customers with enhanced technology and industry talent for their design, animation, data management and visualization needs in both the animation, film, and game development markets and in the automotive and consumer products conceptual design markets. The acquisition is being integrated into the Media and Entertainment Segment and the Manufacturing Solutions Division of the Design Solutions Segment.

December 2005	Applied Spatial Technologies (“AST”)	The assets acquired from AST serve as our entry into the facilities management space market, which is intended to enable our customers to create, manage and share building data throughout the entire building cycle. The goodwill acquired was assigned to the Building Solutions Division of our Design Solutions Segment.

October 2005	Engineering Intent Corporation (“Engineering Intent”)	The assets acquired from Engineering Intent provide sales and engineering automation technology designed to help customers ‘engineer-to-order’ during their sales cycle, thereby reducing costs and allowing for efficient development of customized solutions. The goodwill acquired was assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

August 2005	Solid Dynamics, SA (“Solid Dynamics”)	The acquisition of Solid Dynamics provides kinematics and dynamics physics technology which designers use to simulate the motion of mechanical assemblies without the expense of building physical prototypes, thereby reducing costs and time-to-market. The goodwill acquired was assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

June 2005	c-plan AG (“c-plan”)	The acquisition of c-plan expands our geospatial technology product portfolio and strengthens our market position throughout central Europe. The goodwill acquired was assigned to the Infrastructure Solutions Division of our Design Solutions Segment.

June 2005	Colorfront Ltd. (“Colorfront”)	The assets acquired from Colorfront provide us with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform organization. The goodwill acquired was assigned to the Media and Entertainment Segment.

March 2005	Compass Systems GmbH (“Compass”)	The assets acquired from Compass allow us to more quickly expand our data management solution and deliver on our plans to provide a comprehensive data management solution for small and medium-size manufacturers. The goodwill acquired was assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

June 2004	DESC, Inc.	The assets acquired from DESC give Autodesk initial entry into the disaster response market with purpose-built applications developed around Autodesk MapGuide. The goodwill acquired was assigned to the Infrastructure Solutions Division of the Design Solutions Segment.

May 2004	Unreal Pictures	The acquisition of Unreal Pictures gives Autodesk complete access to a comprehensive character design software solution and a proven software development team. Autodesk integrated the Unreal Pictures technology (known as Character Studio) into the latest release of our 3ds Max product in October 2004. The acquisition has been integrated into the Media and Entertainment Segment.

April 2004	MechSoft.com, Inc.	The assets acquired from MechSoft complement Autodesk’s solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk integrated key components of

MechSoft’s technology into Autodesk Inventor Series products. The goodwill acquired was assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

March 2003	VIA Development Corporation	The acquisition of certain assets of VIA Development Corporation provides us with electrical schematics, wire diagram, and controls engineering automation technology. This acquisition has been integrated into our Manufacturing Solutions Division of the Design Solutions Segment.

February 2003	Linius Technologies, Inc.	The acquisition of certain assets of Linius Technologies, Inc. brought us technology that allows a wire harness designer to create 3D prototypes in our Autodesk Inventor Professional product. This acquisition has been integrated into our Manufacturing Solutions Division of the Design Solutions Segment.

For additional information on each of the acquired businesses described above, see Note 10, “Business Combinations” in the Notes to Consolidated Financial Statements.

WEBSITE ACCESS

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

ITEM 1A. RISK FACTORS

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

Because we derive a substantial portion of our net revenues from AutoCAD-based software products, if these products are not successful, our net revenues will be adversely affected.

We derive a substantial portion of our net revenues from sales of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results.

In the Media and Entertainment Segment, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and could have a negative impact on our operating results. In addition, a significant percentage of the Media and Entertainment Segment’s Advanced Systems products rely primarily on workstations manufactured by Silicon Graphics, Inc. (“SGI”). On September 15, 2005, SGI received an opinion from their independent registered public accounting firm that the financial condition of SGI raised substantial doubt about its ability to continue as a going concern. In addition, SGI is currently reviewing its strategic options and changing the management team and refocusing its business. SGI has recently announced its intention to cease development of new products for the media and entertainment industry. Although we have reduced our dependence on SGI workstations for the Advanced Systems products and will continue to do so in the future, the near term failure of SGI to deliver products or product upgrades in a timely manner would likely result in an adverse effect upon our financial results for a given period.

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

We anticipate that international operations will continue to account for a significant portion of our net revenues and will provide significant support to our overall development efforts. Risks inherent in our international operations include the following: the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business, unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, possible future limitations upon foreign owned business, and greater difficulty in protecting intellectual property.

Our international results will also continue to be impacted by economic and political conditions in foreign markets generally and in specific large foreign markets, especially by changes in foreign exchange rates between the U.S. dollar and foreign currencies. These factors may adversely impact our future international operations and consequently our business as a whole.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

While we have determined in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of January 31, 2006, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Our business could suffer as a result of risks associated with strategic acquisitions and investments such as the acquisition of Alias.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, during the fourth quarter of fiscal 2006, we completed the acquisition of Alias Systems Holdings, Inc. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such investments and acquisitions, may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges, including those relating to the Alias acquisition, could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of the new accounting pronouncement, SFAS 123R, that will require us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a negative impact on our results of operations, continued fluctuation in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, timing of product releases and retirements, failure to continue momentum of annual release cycles or to move a significant number of customers from prior product versions in connection with our retirement programs, failure to achieve continued cost reductions and productivity increases, failure to convert our 2D customer base to 3D products, unanticipated changes in tax rates and tax laws, unexpected outcomes of matters relating to litigation, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully integrate Alias and other acquired businesses and technologies, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenues.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually affected by a slow summer period, and the Asia/Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Failure to maintain rigorous cost controls would negatively affect future profitability. Further, gross margins may be adversely affected if our sales of AutoCAD LT, upgrades and advanced systems products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

Existing and increased competition may reduce our net revenues and profits.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance at progressively lower prices contributes to the ease of market entry. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in continued price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

We believe that our future results depend largely upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation and price.

Net revenues or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

During fiscal 2006, the market price for our common stock experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls, unexpected deviations in results of key performance metrics, and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures and litigation; and general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Rapid technological change, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our lifecycle management initiatives, and service offerings to address demands in the marketplace for increased connectivity and use of digital data created by computer-aided design software. As a result, we are introducing to new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Series or Autodesk Revit. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of customer seats to 3D products, our results of operations will be adversely affected.

Product development may also be outsourced to third-parties or developed externally and transferred to us through business or technology acquisitions. Such externally developed technologies have certain additional risks, including potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property.

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

In addition, in the Media and Entertainment Segment we have historically relied on third-party vendors for the supply of hardware components used in our systems. Many of the systems sold to our Media and Entertainment customers include software products that currently run on workstations manufactured by SGI. There are significant risks associated with this dependence on SGI, given SGI’s financial stability and potential changes to its future product development plans, which SGI has announced will include curtailing development of next generation workstations targeted at our markets. SGI has also recently announced its intentions to cease development of new products for the media and entertainment industry. To mitigate against this risk, among other things, we offer a range of Media and Entertainment Segment products for use on standard, open, PC-based Linux platforms. Our customers may now choose to adopt our products using these alternative platforms, or may delay purchases while evaluating the new platforms, which could have a material adverse effect on our results of operations in a given period.

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

However, our partnering strategy creates a dependency on such independent developers. Independent developers, including those who currently develop products for us in the United States and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-US jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

General economic conditions may affect our net revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. If economic growth in the United States and other countries’ economies is slowed, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause delays in our recognition of revenues on future sales to these customers. Any of these events would likely harm our business, results of operations and financial condition.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 11% of fiscal 2006 net revenues. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write-off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

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

As more and more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders have become more aggressive in threatening litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have in the past and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2005 fiscal year that remained unresolved.

ITEM 2. PROPERTIES

We lease approximately 1,447,000 square feet of office space in 110 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and the principal offices for domestic marketing, sales and development are located in leased office space in San Rafael, California. Our San Rafael facilities consist of approximately 290,000 square feet under leases that have expiration dates ranging from 2006 to 2011. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition and are operating at capacities averaging 86% occupancy worldwide. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 7, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of our consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. On March 23, 2006, the Court of Appeal denied Spatial’s appeal. As a result, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows.

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. On December 12, 2005, SpatialInfo added AAPL as a defendant to its lawsuit against Telstra. Autodesk is currently investigating the allegations and intends to vigorously defend the case. Although this case is in the early stages and Autodesk cannot determine the final financial impact of this matter, based on the facts known at this time, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

In connection with our anti-piracy program, designed to enforce copyright protection of our software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time we undertake litigation against alleged copyright infringers or provide information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have lead to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin America. On March 1, 2002, Consultores en Computación y Contabilidad, S.C., a Mexican hardware/software reseller and its principals (collectively, “CCC”) filed a lawsuit in the Mexico Court in the First Civil Court of the Federal District, against, Autodesk, Adobe Systems, Microsoft and Symantec (all members of the BSA and collectively the “Defendants”). CCC had been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on August 11, 1998 on the basis of a complaint filed by the Defendants in 1997 based on evidence provided to the Defendants that CCC had engaged in software piracy of the Defendants’ products. CCC alleged in the lawsuit that it had suffered $100 million in damages to its reputation as a result of the enforcement action, known as “moral damages.” CCC did not claim economic damages. On November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred, since CCC was unable to prove the illegal nature of the Defendants’ actions. After subsequent appeals, all of which were won by the Defendants, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the First Civil Court for a determination of the amount. On December 13, 2005, the First Civil Court awarded CCC $90 million in damages. The Defendants are appealing the verdict, as are the plaintiffs, who are seeking additional damages. If, after all appeals have been exhausted, the existing verdict stands and is enforceable in the United States, Autodesk would be responsible for approximately $10 million of the judgment. Based on the facts and circumstances of this case known at this time, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Special Meeting of Stockholders held on November 10, 2005, the following proposals were approved by the stockholders.

	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
1. Proposal to approve Autodesk’s 2006 Employee Stock Plan and the reservation of 9.65 million shares of Autodesk’s common stock for issuance thereunder.	142,438,789	33,580,192	1,294,605	—

2. Proposal to approve amendments to Autodesk 2000 Directors’ Plan, including the reservation of an additional 750,000 shares of Autodesk’s common stock for issuance thereunder.	136,938,829	39,069,517	1,305,240	—

EXECUTIVE OFFICERS OF THE REGISTRANT

On January 17, 2006, Autodesk announced that Carl Bass will become Chief Executive Officer and President, effective May 1, 2006. Carl Bass has also been appointed to Autodesk’s expanded Board of Directors, effective January 17, 2006. Carol A. Bartz, Autodesk’s current Chairman of the Board, Chief Executive Officer and President, will become Executive Chairman of the Board effective May 1, 2006. On May 1, 2006, the position of Chief Operating Officer will be eliminated.

In addition, Marcia Sterling will retire from serving as Autodesk’s Senior Vice President, General Counsel and Secretary effective March 31, 2006. Pascal W. Di Fronzo, Vice President, Assistant General Counsel and Assistant Secretary, will become Vice President, General Counsel and Secretary.

The following sets forth certain information as of January 31, 2006 regarding our executive officers.

Name	Age	Position
Carol A. Bartz	57	Chairman of the Board, Chief Executive Officer and President
Carl Bass	48	Chief Operating Officer
George M. Bado	51	Senior Vice President, Worldwide Sales and Consulting
Jan Becker	52	Senior Vice President, Human Resources and Corporate Real Estate
Alfred J. Castino	53	Senior Vice President and Chief Financial Officer
Marcia K. Sterling	62	Senior Vice President, General Counsel and Secretary

Carol A. Bartz joined Autodesk in April 1992 and serves as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is a director of Cisco Systems, Inc., Network Appliance, Inc. and BEA Systems, Inc. Prior to joining Autodesk, Ms. Bartz held various positions at Sun Microsystems, Inc., including Vice President, Worldwide Field Operations from July 1990 through April 1992.

Carl Bass joined Autodesk in September 1993 and serves as Chief Operating Officer and as a member of the Board of Directors. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. During fiscal 2006, Mr. Bass served as a director of Serena Software, Inc., but resigned from that position effective March 2006.

George M. Bado joined Autodesk in October 2002 and serves as Senior Vice President, Worldwide Sales and Consulting. From October 2002 to October 2004, Mr. Bado served as Vice President, DSG Worldwide Sales. Prior to joining Autodesk, Mr. Bado served as a consultant to the Board of Directors of ChipData, Inc., a venture backed start up involved in electronic design verification from May 2002 to October 2002. Prior to this, Mr. Bado was Executive Vice President, Sales and Consulting for Innoveda, Inc., an electronic design automation software company, from July 2001 to April 2002 (Innoveda, Inc. was acquired by Mentor Graphics Corporation in April 2002) and from March 2000 to June 2001 was Executive Vice President, Operations for Centric Software, Inc., a product lifecycle management solutions company.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000 and previously served in other capacities in the Human Resources Department.

Alfred J. Castino joined Autodesk in August 2002 and serves as Senior Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Castino was Chief Financial Officer for Virage, Inc., a video and media communication software company from January 2000 to July 2002 and from August 1999 to January 2000 he served as Chief Financial Officer for RightPoint, Inc., an e-marketing company. Prior to this, Mr. Castino served as Vice President of Finance and then Senior Vice President and Chief Financial Officer at PeopleSoft, Inc., an enterprise software company, where he worked from September 1997 to August 1999. Mr. Castino holds a CPA certificate from the State of California.

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

	High	Low
Fiscal 2006
First Quarter	$33.97	$28.52
Second Quarter	$39.58	$32.12
Third Quarter	$46.74	$33.83
Fourth Quarter	$47.60	$38.74

	High	Low
Fiscal 2005
First Quarter	$17.48	$12.49
Second Quarter	$21.37	$15.55
Third Quarter	$26.36	$18.11
Fourth Quarter	$38.55	$26.83

Dividends

Adjusted for the stock split in December 2004, we paid quarterly dividends of $0.015 per share in fiscal 2005 and 2004 to Autodesk stockholders. Effective after the dividend for the fourth quarter of fiscal 2005 (paid in April 2005) we discontinued our quarterly cash dividend.

Stockholders

As of January 31, 2006 the number of common stockholders of record was 686. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At January 31, 2006, 20.5 million shares remained available for repurchase under the existing repurchase authorization. See Note 8, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock during the three months ended January 31, 2006:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – November 30	790		$41.26	790		22,170
December 1 - December 31	1,710		43.54	1,710		20,460
January 1 - January 31	—		—	—		—

Total	2,500	(2)	$42.82	2,500	(2)	20,460	(1)

(1)	This amount corresponds to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.
(2)	Represents shares purchased in open-market transactions under the stock purchase plan approved by the Board of Directors in December 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The financial data for the years ended January 31, 2006, 2005 and 2004 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended January 31, 2003 and 2002 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2006	2005	2004	2003	2002
	(In millions, except per share data)
For the Fiscal Year
Net revenues	$1,523.2	$1,233.8	$951.6	$824.9	$947.5
Income from operations(1)	369.8	234.9	106.2	25.0	98.2
Net income(1)(2)(3)	328.9	221.5	120.3	31.9	90.3
At Year End
Total Assets	$1,360.8	$1,142.2	$1,017.2	$883.7	$902.4
Long-term liabilities(4)	62.6	25.8	13.3	6.2	3.4
Common stock data
Basic net income per share	$1.44	$0.98	$0.54	$0.14	$0.41
Diluted net income per share	1.33	0.90	0.52	0.14	0.40
Dividends paid per share	0.015	0.06	0.06	0.06	0.06

(1)	Fiscal 2005, 2004, 2003 and 2002 results were impacted by restructuring charges of $26.7 million, $3.2 million, $25.9 million and $33.6 million, respectively. See Note 11, “Restructuring Reserves” in the Notes to Consolidated Financial Statements for further discussion.
(2)	Fiscal 2006, 2005, 2004 and 2003 results were impacted by net tax benefits of $19.4, $24.4 million, $26.7 million and $3.8 million, respectively. See Note 5, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion. Fiscal 2002 results were also impacted by a non-cash gain of $9.5 million related to the dissolution of an affiliate.
(3)	Fiscal 2002 results were impacted by goodwill amortization charges of $19.9 million. See Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for further discussion.
(4)	Certain amounts have been reclassified from Current liabilities to Long-term liabilities to conform with the current presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with our overall strategy and the individual strategies for our major business units that reflect the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for fiscal 2006 compared to fiscal 2005 and for fiscal 2005 compared to fiscal 2004, beginning with an Overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1: “Business,” Item 1A: “Risk Factors,” Item 6: “Selected Financial Data,” and Item 8: “Financial Statements and Supplementary Data.”

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding the financial impact of the Alias acquisition, the expected impact on Autodesk’s consolidated income and net income per share of the adoption of SFAS 123R in the first quarter of fiscal 2007, anticipated future operating margins, net revenues, product backlog, upgrade and maintenance revenues, the effect of fluctuations in exchange rates on net revenues and expenses, costs and expenses, including cost of revenues and operating expenses, future income, planned product retirement and annual release cycles, expectations regarding product acceptance, continuation of our share repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.

Strategy

Our goal is to be the world’s leading design software and services company for the building, manufacturing, infrastructure, media and entertainment, and wireless location based services industries. Our focus is to help customers create, manage and share their data and digital assets more effectively and improve efficiencies across the entire lifecycle management process.

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

We have created a large global community of resellers, third-party developers and customers, which provides us with a broad reach into volume markets. Our reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We have a significant number of registered third-party developers, creating products that run on top of our products, further extending our reach into volume markets. Our installed base of millions of users has made Autodesk’s products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing work force, reducing the cost of training for our customers.

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release, and we have increased the frequency of most of our releases. Beyond our horizontal design products, we develop products addressing specific vertical market needs. In addition, we believe that migration from our 2D products to our higher priced 3D products presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers in all industries and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D products as expected, and sales of our 2D products decrease without a corresponding increase in customer seats of our 3D products, we would not realize the growth we expect and our business would be adversely affected.

Longer term, once the mainstream market has migrated to 3D design, we believe the richer design data created by our 3D products requires better tools for design information management, also known as lifecycle management. We believe that for each author of design information, there are multiple users of that information downstream. As a result, we are developing and introducing products that will allow downstream users, both within and external to our customer enterprises, to manage and share their designs. We believe our large installed base provides an opportunity to sell additional products to design and engineering departments and to expand our customer base from these design and engineering departments to adjacent departments and into the supply chain.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China, India and Eastern Europe, present significant growth opportunities for us. In support of our growth efforts in China, we opened our China Application Development Center (the “Center”) during fiscal 2004. With a level of understanding of local markets that could not be obtained from remote operations, the Center develops both products for the worldwide market as well as products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. We believe our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas, such as emerging economies, where software piracy is a substantial problem.

Another significant part of our growth strategy is to improve upon our installed base. A key element of this strategy is our ability to release major products on an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to customers on a regular and timely basis. Annual releases also help us to increase product maintenance revenues and significantly reduce our reliance on product upgrade revenues, thereby reducing the volatility of revenues we have experienced in the past.

We are continually focused on improving productivity and efficiency in all areas of Autodesk in order to allow us to increase our investment in growth initiatives and improve our profitability. During fiscal 2004, we conducted a rigorous study of our cost structure. Beginning in fiscal 2004, we undertook a restructuring plan that concluded at the end of fiscal 2005, implementing certain productivity and efficiency initiatives throughout Autodesk and committing to continuous improvements in our productivity. Our operating margin was 24% during fiscal 2006, 19% during fiscal 2005 and 11% during fiscal 2004. These increased operating margins were achieved at the same time we continued to invest in growth initiatives. Over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

We generate significant cash flows. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans as well as investments in acquisitions and investments in growth initiatives, such as our recent acquisition of Alias Systems Holdings, Inc. (“Alias”) during the fourth quarter of fiscal 2006. See Note 10, “Business Combinations,” in the Notes to Consolidated Financial Statements for further discussion. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions are intended to provide adjacency to our current products and services, specific technology or expertise and rapid product integration. Additionally, we continue to invest in growth initiatives including product development and sales, market and channel development.

Design Solutions Segment

The Design Solutions Segment consists of the following divisions: Platform Technology Division and Other, which includes our general design products, AutoCAD and AutoCAD LT, and Autodesk Consulting and Autodesk Collaboration Services; Manufacturing Solutions Division; Infrastructure Solutions Division; and Building Solutions Division.

For the Manufacturing Solutions Division, our focus is to enable our customers to rapidly adopt 3D design, create designs in a simple 2D/3D environment, manage design data for additional business processes and share design data across the enterprise with the supply chain. Our primary solution offering is the Autodesk Inventor Series, which delivers Autodesk Mechanical Desktop, based on AutoCAD software, and Autodesk Inventor.

For the Infrastructure Solutions Division, our focus is to enable our customers to compile, analyze and maintain digital design information, design and manage physical infrastructure projects and distribute geospatial information on the web. Our primary product offerings are Autodesk Map 3D for precision mapping and geographic information system analysis in the AutoCAD environment, Autodesk Civil 3D and Autodesk Land Desktop. We believe customers in the web mapping market are demanding more frequent software releases, faster support for new standards, faster access to new data sources, and lower cost of ownership for their web mapping solutions.

For the Building Solutions Division, our focus is to enable our customers to create high quality designs and documentation, accurately estimate project costs and manage project workflows. Our primary product offerings are: Autodesk Architectural Desktop for architects and Autodesk Building Systems for Mechanical, Electrical, Planning (“MEP”) engineering firms, both based on AutoCAD software; and a complete suite of design software built on the Autodesk Revit platform for building information modeling (“BIM”). These include Autodesk Revit Building for architects and Autodesk Revit Structure for structural engineers. We plan to release additional products on the Revit platform in the future, including Revit Systems for the engineering of building mechanical and electrical systems. In December 2005, we acquired a line of products from Applied Spatial Technologies for facility management, supporting our strategy of extending the value of digital information further into the building lifecycle.

For the Platform Technology Division, our focus is on providing CAD design tools and technologies that allow our customers in multiple markets to create, manage, and share design data. Our primary product offerings are AutoCAD and AutoCAD LT.

To address the emerging lifecycle management opportunities, we have released the following products:

•	Autodesk Buzzsaw — a project collaboration service that allows users to manage multiple projects and communicate project information among all team members. Autodesk Buzzsaw provides viewing technology, customized views, and reporting features that provide a clear status of the entire project portfolio.

•	Autodesk DWF Composer — helps to reduce errors, cycle times and costs by keeping the entire design review process digital. DWF Composer also helps facilitate team communication and productivity with tools built specifically for reviewing, marking up, and measuring 2D and 3D designs without the original design creation software. The DWF file format is purpose-built to share complex design information while maintaining its integrity with file sizes that are often 1/10 the size of other file formats. Autodesk also provides a free DWF Viewer for users to view and print 2D and 3D designs published in the DWF format.

•	Autodesk Productstream — automates the release management and change order management processes, allowing members of the extended team to access, review and add supporting data without overwriting the design data itself.

•	Autodesk Streamline — a hosted project management service that enables manufacturing companies to manage design and project data and share it with customers and suppliers anywhere in the world.

Media and Entertainment Segment

The Media and Entertainment Segment serves the digital media sector. Our strategy is to build powerful and sophisticated solutions for high-value digital content creation. These solutions enable our clients to realize their most imaginative creative ideas with greater ease, speed and efficiency. A key component of our strategy is the realization of a complete and comprehensive 3D animation portfolio and workflow. Our acquisition of Alias is a component of that strategy. In the film, commercial, and broadcast markets, our focus remains on visual effects design, editing and finishing tools, where we plan to continue to expand our software feature sets, improve data interoperability, while transitioning the products to lower cost standard, open, PC-based Linux platform.

Location Services Division

The Location Services Division focus is on providing a technology platform designed to deliver location-based applications to wired, mobile and wireless users. Our primary product offering is LocationLogic.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We believe that of our significant accounting policies, which are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Our assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If we do not believe that collection is probable, the revenue will be deferred until the earlier of when collection is deemed probable or cash is received.

Our product sales to distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect cash from their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

License and other revenues include revenues from the sale of new seats, upgrades, customer consulting and training. Upgrade revenues are generated under the Autodesk Upgrade Program. Our existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at the time of upgrade that is based on the number of versions being upgraded. An existing customer also has the option to upgrade to a higher priced discipline specific or 3D product for a premium fee; we refer to this as a cross-grade. Revenues from the sale of new seats and upgrade fees are generally recognized at the time of sale provided all revenue recognition criteria have been met. Customer consulting and training revenues are recognized over time, as the services are performed.

Maintenance revenues consist primarily of revenues from our subscription program. Under this program, customers are eligible to receive unspecified upgrades when-and-if-available, downloadable training courses and optional on-line support. We recognize revenues from our subscription program ratably over the subscription contract periods.

Product Returns Reserves. With the exception of contracts with certain distributors, our sales contracts do not contain specific product-return privileges. However, we permit our distributors and resellers to return product in certain instances, generally when new product releases supersede older versions. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors.

Our product returns reserves were $14.2 million at January 31, 2006 and $15.3 million at January 31, 2005. Product returns as a percentage of applicable revenues were 3.7% in fiscal 2006, 4.1% in fiscal 2005 and 5.4% in fiscal 2004. During fiscal year 2006, we recorded additions to our product returns reserve of $41.0 million, which reduced our revenue.

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

Deferred Tax Assets. We currently have $193.6 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $607 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Autodesk is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on expected geographic income, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which it conducts its business. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

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

Facility lease termination costs were based upon projected rental payments through the remaining terms of the underlying operating leases, offset by projected sublease income. The projected sublease income amounts were calculated by using information provided by third-party real estate brokers as well as management judgments and were based on assumptions for each of the real estate markets where the leased facilities were located. If real estate markets worsen and we are not able to sublease the properties as expected, we will record additional expenses in the period when such rental payments are made. This situation occurred during each of fiscal 2005 and 2004; we therefore recorded additional charges as a result of the inability to sublease abandoned facilities. If the real estate markets subsequently improve, and we are able to sublease the properties earlier or at more favorable rates than projected, we will reverse a portion of the underlying restructuring accruals, which will result in increased net income in the period when such sublease becomes effective.

Stock Option Accounting. Historically, we have not recorded compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of Autodesk common stock on the date of grant. We disclose in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements the expense consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”). The alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models which require the input of highly subjective assumptions, including the expected life of the option and expected future volatility of our stock. Changes in the subjective input assumptions can materially affect the fair value estimate. Had we recorded compensation expense from stock option grants, our net income would have been substantially less. We are adopting Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in the first quarter of fiscal 2007. Autodesk believes the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and that the adoption of SFAS 123R will have a material adverse effect on Autodesk’s Consolidated Statements of Income and net income per share. The estimated impact is contingent upon many factors including, but not limited to, the market value of Autodesk’s common stock on the date future options are granted.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”) which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. Autodesk is required to adopt SFAS 123R, and is adopting it, starting in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for fiscal 2006, 2005 and 2004, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards. Autodesk believes the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and that the adoption of SFAS 123R will have a material adverse effect on Autodesk’s Consolidated Statements of Income and net income per share. This estimated impact is contingent upon many factors including, but not limited to, the market value of our common stock on the date future options are granted.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The relevant interpretive guidance of SAB 107 will be applied in connection with our implementation and adoption of SFAS 123R.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Overview of Fiscal 2006 Results of Operations

(in millions)	For the year ended January 31, 2006	As a % of Net Revenues	For the year ended January 31, 2005		As a % of Net Revenues
Net Revenues	$1,523.2	100%	$1,233.8		100%
Cost of revenues	170.9	11%	169.5		14%
Operating expenses	982.5	65%	829.4	(1)	67%

Income from Operations	$369.8	24%	$234.9		19%

(1)	Includes $26.7 million in restructuring charges.

The primary goals for fiscal 2006 were to continue our delivery of market-leading products and solutions to our customers to drive revenue growth and market share gains while increasing our profitability. We achieved these goals as demonstrated by our 23% net revenue increase during fiscal 2006 as compared to the prior fiscal year, along with the increase in our operating margin to 24% in fiscal 2006. Our fiscal 2006 product releases offered continued advancements in design and authoring productivity as well as project lifecycle management capability.

Our net revenues were higher in fiscal 2006 as compared to fiscal 2005 due primarily to strong new seat and subscription revenues. Net revenues grew despite the negative effects of changes in foreign currencies during the fourth quarter of fiscal 2006 resulting from the recent strengthening of the U.S. dollar relative to foreign currencies. The foreign currency effect on net revenues was negative $21.0 million for the fourth quarter of fiscal 2006 and negative $9.1 million for the entire fiscal 2006 year. Compared to fiscal 2005, new seat revenues increased 21%, subscription revenues increased 56% and upgrade revenues increased 5%. Revenue growth was driven by volume growth in most major products as well as growing sales of the higher priced vertical and 3D products. Product sales volume has increased due to the strength of our current product releases, including AutoCAD 2006 and AutoCAD LT, Autodesk Inventor products, Autodesk Civil 3D, Autodesk Revit products and Autodesk Architectural Desktop.

Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at January 31, 2006 and January 31, 2005 was $302.6 million and $226.2 million, respectively, of which $17.0 million and $32.0 million related to current software license product orders which have not yet shipped at the end of each respective fiscal year. The decrease in current software license product orders which had not yet shipped at the end of the 2006 fiscal year as compared to the 2005 fiscal year is attributable to the change in timing of annual product retirements from the last quarter of the fiscal year to the first quarter of the fiscal year.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, China, France, South Korea, Australia and Canada. The stronger value of the U.S. dollar relative to foreign currencies, particularly in the fourth quarter of fiscal 2006, had a negative impact of $10.1 million on operating results in fiscal 2006 compared to fiscal 2005. Had exchange rates from fiscal 2005 been in effect during fiscal 2006, translated international revenue billed in local currencies would have been $9.1 million higher and operating expenses would have been $1.0 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

The percentage of total costs and expenses decreased to 76% of net revenues in fiscal 2006 from 81% of net revenues in fiscal 2005. Total headcount increased to 4,813 at January 31, 2006, including 517 from the acquisition of Alias in the fourth quarter. Excluding the Alias acquisition, headcount increased by 24% from 3,477 at January 31, 2005. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. During fiscal 2007, we expect total costs and expenses to increase in absolute dollars as we balance investment in our growth opportunities with our focus on increasing profitability.

The required adoption of SFAS 123R in the first quarter of fiscal 2007 will result in increased employee-related expenditures related to the expensing of employee stock option grants and our employee stock purchase plan offering. As a result, we expect total costs and expenses to increase as a percentage of net revenues in fiscal 2007. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.

Throughout fiscal 2006, we maintained a strong balance sheet and generated $415.2 million of cash from our operating activities as compared to $373.1 million in the previous year. We finished the year with $377.5 million in cash and marketable securities, down from $532.7 million at January 31, 2005. This decline is primarily a result of the $196.8 in cash consideration paid to acquire Alias during the fourth quarter of fiscal 2006. See Note 10, “Business Combinations,” in the Notes to Consolidated Financial Statements for further discussion. We completed fiscal 2006 with a higher deferred revenue balance and a higher accounts receivable balance as compared to the previous year. Seventy-five percent, or $213.4 million, of the deferred revenues balance at January 31, 2006 consisted of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year. Accounts receivable increased $64.6 million as compared to the same period in the prior fiscal year, driven by the increase in revenue, the increase in subscription billings, and the inclusion of $18.2 million in accounts receivable acquired from Alias.

Results of Operations

Net Revenues

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2006	$	percent	Fiscal 2005	$	percent	Fiscal 2004
Net Revenues:
License and Other	$1,246.7	$189.6	18%	$1,057.1	$220.4	26%	$836.7
Maintenance	276.5	99.8	56%	176.7	61.8	54%	114.9

	$1,523.2	$289.4	23%	$1,233.8	$282.2	30%	$951.6

Net Revenues by Geographic Area:
Americas	$609.2	$98.3	19%	$510.9	$101.3	25%	$409.6
Europe, Middle East and Africa	558.2	114.5	26%	443.7	106.5	32%	337.2
Asia Pacific	355.8	76.6	27%	279.2	74.4	36%	204.8

	$1,523.2	$289.4	23%	$1,233.8	$282.2	30%	$951.6

Net Revenues by Operating Segment:
Design Solutions	$1,344.5	$273.2	26%	$1,071.3	$259.6	32%	$811.7
Media and Entertainment	172.3	12.3	8%	160.0	20.4	15%	139.6
Other	6.4	3.9	156%	2.5	2.2	* %	0.3

	$1,523.2	$289.4	23%	$1,233.8	$282.2	30%	$951.6

Net Design Solutions Revenues:
Platform Technology Division and Other	$731.6	$132.1	22%	$599.5	$128.4	27%	$471.1
Manufacturing Solutions Division	256.9	57.2	29%	199.7	58.3	41%	141.4
Building Solutions Division	177.6	53.3	43%	124.3	43.1	53%	81.2
Infrastructure Solutions Division	178.4	30.6	21%	147.8	29.8	25%	118.0

	$1,344.5	$273.2	26%	$1,071.3	$259.6	32%	$811.7

*	Percentage is not meaningful

Fiscal 2006 Net Revenues Compared to Fiscal 2005 Net Revenues

The increase in net revenues during fiscal 2006 was due primarily to strong subscription and new seat revenues, continued growth in AutoCAD and AutoCAD LT revenues, along with a favorable product mix shift towards higher priced 3D products. In addition, we experienced strong growth in all three of our geographic regions and we experienced especially strong growth rates in our emerging economies of China, Eastern Europe, and India.

Growth in license and other revenues during fiscal 2006, as compared to fiscal 2005, was primarily due to increased new seat revenues from most major products and, to a lesser extent, to a modest increase in upgrade revenues. New seat revenue increases were driven by volume growth in AutoCAD, AutoCAD LT, and most major products, and growing sales of our higher priced 3D products. Upgrade revenue increased in fiscal 2006, but at a lower rate than in fiscal 2005 as customers increasingly migrate to our subscription program and as we moved the retirement date of the AutoCAD 2002-based products to the first quarter of fiscal 2007. We have now synchronized our major product retirements and new release launches to occur in the first quarter of each fiscal year. We currently anticipate that AutoCAD 2004-based products will be retired in the first quarter of fiscal 2008. The installed base of the AutoCAD 2004-based products not on subscription at the beginning of fiscal 2007 is smaller than the installed base of AutoCAD 2002-based products not on subscription at the beginning of fiscal 2006. As a result, and with the success of our subscription program, we expect subscription revenue to exceed upgrade revenue in fiscal 2007 and we expect upgrade revenues to decline. This shift away from upgrade revenues toward a more predictable and sustainable subscription revenue stream is consistent with our long-term growth strategy.

Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from the subscription program. As a percentage of total net revenues, maintenance revenues were 18% and 14% for fiscal 2006 and fiscal 2005, respectively. Our subscription program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues.

Net revenues in the Americas region increased during fiscal 2006, as compared to fiscal 2005, largely due to strong subscription and new seat revenues, offset in part by lower upgrade revenues.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased during fiscal 2006, as compared to fiscal 2005, primarily due to strong subscription, new seat and upgrade revenues and growth in the EMEA emerging markets of Russia, Poland, Czech Republic and the Middle East.

Net revenues in the Asia/Pacific (“APAC”) region increased during fiscal 2006, as compared to fiscal 2005, primarily from strong new seat revenues, and to a lesser extent from subscription and upgrade revenues as our subscription program was introduced in the APAC region after successful introductions first in the Americas and then in EMEA. We experienced strong growth during fiscal 2006 in Japan, China, Australia and South Korea.

The increase in net revenues for the Design Solutions Segment during fiscal 2006, as compared to fiscal 2005, was primarily due to strong new seat and subscription revenues as well as a more modest increase in upgrade revenues. Maintenance revenue from our subscription program increased to 20% of Design Solutions Segment revenue in fiscal 2006, as compared to 16% in fiscal 2005. Although we have been placing increased focus on vertically-oriented and 3D product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for

44% of our consolidated net revenues in both fiscal 2006 and fiscal 2005, growing 23% in absolute dollars between the periods. Net revenues for our 3D design products (Autodesk Inventor products, Autodesk Revit products and Autodesk Civil 3D) increased 60% during fiscal 2006 as compared to fiscal 2005. Total sales of 3D design products accounted for 19% of consolidated net revenues in fiscal 2006 compared to 14% in fiscal 2005. A critical component of our growth strategy is to grow our 2D base while migrating our customers, including customers of AutoCAD and related vertical industry products, to our higher-priced 3D products. However, should sales of 2D products decrease without a corresponding increase in sales of 3D products, our results of operations will be adversely affected.

Net revenues for the Media and Entertainment Segment (“M&E”) during fiscal 2006 increased 8% as compared to fiscal 2005, primarily due to new seat and subscription revenues of our animation product 3ds Max as well as growth in the sales of our Linux-based Advanced Systems Products. These increases were partially offset by recent declines in Advanced Systems sales on the SGI platform. Net revenues from Advanced Systems sales were $112.3 million during fiscal 2006 as compared to $110.4 million during fiscal 2005. The transition of our Advanced Systems customers from the higher-priced, proprietary SGI platform to lower-priced, open PC-based platforms may continue to adversely impact Advanced Systems revenue in fiscal 2007.

International sales accounted for 66% of our net revenues in fiscal 2006 as compared to 65% in the prior fiscal year. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries that contribute a significant portion of our net revenues would have a material adverse effect on our business. Had exchange rates from fiscal 2005 been in effect during fiscal 2006, translated international revenues would have been $9.1 million higher for fiscal 2006. Recent strengthening of the U.S. dollar, relative to foreign currencies, if it were to continue, could significantly and adversely impact our future financial results for a given period. Net revenues in emerging economies of China, India and Eastern Europe, grew by greater than 60% between fiscal 2005 and fiscal 2006. This growth was a significant factor in our international sales growth during fiscal 2006.

Fiscal 2005 Net Revenues Compared to Fiscal 2004 Net Revenues

Net revenues during fiscal 2005, as compared to fiscal 2004, increased in all three of our geographic areas, due primarily to strong subscription, new seat and upgrade revenues, coupled with the positive effects of changes in foreign currencies.

During the first part of fiscal 2004, customers in the industries we serve, particularly manufacturing, commercial construction and media and entertainment, were impacted by economic pressures in their own businesses, resulting in a difficult customer purchasing environment. However, by the end of fiscal 2004 and through fiscal 2005, we saw a lessening of these economic pressures.

The increase in license and other revenues for fiscal 2005, as compared to fiscal 2004, was due primarily to increased new seat and upgrade revenues across all major products as a result of our new product releases and the announced retirement of the AutoCAD 2000i-based product series for early calendar 2005. In addition, changes in foreign currencies had a positive impact on revenue. Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues, consisting of revenues derived from the subscription program, increased during fiscal 2005, as compared to fiscal 2004, as our subscription program continued to attract new and renewal customers. As a percentage of total net revenues, maintenance revenues were 14% and 12% for fiscal 2005 and fiscal 2004, respectively.

Net revenues in the Americas increased during fiscal 2005, as compared to fiscal 2004, largely due to strong new seat, upgrade and subscription revenue. Most of the first half of fiscal 2004 was impacted by the difficult selling environment experienced in the industries we serve. However, the later half of fiscal 2004 had strong upgrade and subscription revenues which carried into fiscal 2005.

Net revenues in the EMEA region increased during fiscal 2005, as compared to fiscal 2004, due primarily to strong new seat, upgrade and subscription sales, as well as favorable exchange rates. Ignoring the effects of changes in foreign currencies during the year, net revenues for EMEA increased approximately 20% as compared to fiscal 2004.

The increase in Asia/Pacific region net revenues during fiscal 2005, as compared to fiscal 2004, was due primarily to strong new seat, subscription and upgrade revenues as well as favorable exchange rates. Revenues for fiscal 2004 were adversely affected by the impact on our sales operations of concerns regarding severe acute respiratory syndrome (“SARS”) primarily during the second quarter of fiscal 2004. Ignoring the effects of changes in foreign currencies during fiscal 2005, net revenues for Asia/Pacific increased approximately 31% as compared to fiscal 2004.

The increase in net revenues for the Design Solutions Segment during fiscal 2005, as compared to fiscal 2004, was due primarily to strong new seat, upgrade and subscription revenues and favorable exchange rates. Revenue from upgrades and subscriptions combined accounted for 38% of Design Solutions Segment revenues for fiscal 2005 and 41% of Design Solutions Segment revenue for fiscal 2004. Maintenance revenue accounted for 16% of Design Solutions Segment revenue for fiscal 2005 and 14% of Design Solutions Segment Revenues for fiscal 2004. During fiscal 2005 and 2004, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 44% of our consolidated net revenues for fiscal 2005 and 45% for fiscal 2004. Net revenues for our 3D products increased approximately 69% for fiscal 2005 as compared to fiscal 2004.

Net revenues for the Media and Entertainment Segment increased during fiscal 2005 as compared to fiscal 2004, primarily due to growth in new seat and subscription revenues of our 3ds Max animation software, an entire product line refresh of our editing and effects systems during fiscal 2005 and favorable exchange rates. Net revenues from our Advanced Systems products were $110.4 million as compared to $91.9 million in fiscal 2004.

International sales accounted for 65% of our net revenues in fiscal 2005 as compared to 63% in the prior fiscal year. Ignoring the effects of changes in foreign currencies during fiscal 2005, international sales would have remained consistent at 63% of net revenues.

Cost of Revenues

(in millions)		Increase (decrease) compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2006	$	percent	Fiscal 2005	$	percent	Fiscal 2004
Cost of revenues:
License and other	$157.8	$5.3	3%	$152.5	$19.8	15%	$132.7
Maintenance	13.1	(3.9)	(23)%	17.0	1.6	10%	15.4

	$170.9	$1.4	1%	$169.5	$21.4	14%	$148.1

As a percentage of net revenues	11%			14%			16%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology and capitalized software, hosting costs and the labor costs of fulfilling service contracts. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI and IBM for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased slightly in dollar amount during fiscal 2006, as compared to fiscal 2005, due to higher direct material, overhead and royalty expenses for licensed technology embedded in our products, all of which result from increased volumes. These increases were partially offset by a reduction in amortization of purchased technology and capitalized software. The increase in cost of license and other revenues during fiscal 2005, as compared to fiscal 2004, was primarily due to increased volume and changes in product mix and slightly higher royalty expenses.

Cost of maintenance revenues includes direct costs of our subscription program, amortization of capitalized software and overhead charges. The decrease in cost of maintenance revenues during fiscal 2006, as compared to fiscal 2005, was due primarily to the cessation of amortization for an information technology system supporting our subscription program. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of the subscription program. The increase in cost of maintenance revenues during fiscal 2005, as compared to fiscal 2004, was primarily due to incremental direct program costs incurred as part of the expansion of the subscription program.

Overall cost of revenues continues to decline as a percentage of net revenues due to the amount of fixed costs that are not directly impacted by the growth in our sales volumes as well as productivity measures in distribution and order management. However, despite this trend, we expect the cost of revenues as a percentage of net revenues to increase in future periods as a result of recording stock-based compensation expense beginning in fiscal 2007, as required by SFAS 123R. Absent stock-based compensation expense, we expect cost of revenues as a percentage of net revenues to remain relatively consistent with fiscal 2006. Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and new customer support offerings.

Marketing and Sales

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2006	$	percent	Fiscal 2005	$	percent	Fiscal 2004
Marketing and sales	$553.8	$91.9	20%	$461.9	$68.7	17%	$393.2
As a percentage of net revenues	36%			37%			41%

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

The increase of marketing and sales expenses during fiscal 2006, as compared to fiscal 2005, was due primarily to $56.5 million of increased marketing and promotion costs related to product launches, trade shows and branding and $14.3 million of higher employee-related costs reflecting increased headcount, which were partially offset by a reduction in commissions and bonus accruals, and an increase in information technology costs.

Marketing and sales expenses increased during fiscal 2005, as compared to fiscal 2004, due primarily to approximately $40.2 million of increased commission, bonus and other incentive compensation expenses related to the increased sales volume, approximately $23.3 million of higher advertising, branding and promotion costs as well as costs related to a customer information and customer support software project, offset in part by restructuring-related cost savings.

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

Research and Development

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2006	$	percent	Fiscal 2005	$	percent	Fiscal 2004
Research and development	$301.6	$62.2	26%	$239.4	$30.0	14%	$209.4
As a percentage of net revenues	20%			19%			22%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, purchased in-process technology, depreciation of computer equipment used in software development and overhead charges.

The increase in research and development expenses during fiscal 2006, as compared to fiscal 2005, resulted primarily from efforts to invest additional resources in certain research and development-related growth initiatives. Employee-related costs increased approximately $19.4 million, reflecting increased headcount, and professional fees increased approximately $18.3 million in fiscal 2006 as compared to the prior fiscal year. During fiscal 2006, we incurred approximately $27.0 million for consulting services and purchased in-process technology from Hanna Strategies for our Design Solutions Segment. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use. Also contributing to the year-over-year increase was an increase in information technology costs. In addition, we recognized $7.9 million of in-process research and development costs in connection with our acquisition of Alias and $1.2 million related to our acquisition of Colorfront Ltd.

The increase in research and development expenses between fiscal years 2005 and 2004 was due primarily from efforts to invest additional resources, made available through restructuring-related savings, in certain growth initiatives. Employee-related costs increased approximately $14.0 million in fiscal 2005 as compared to prior year, of which approximately $10.9 million related to higher bonus accruals and benefits based on financial performance. In addition, we incurred $1.4 million related to localization of new product releases and approximately $13.5 million for consulting services and purchased in-process technology from Hanna Strategies for our Design Solutions Segment.

We expect that research and development spending will continue to increase in absolute dollars in future periods as we continue to invest in product development and continue to acquire new technology. In addition, we expect that research and development spending will continue to increase in absolute dollars and as a percentage of net revenues in the future as a result of recording stock-based compensation expense beginning in fiscal 2007, as required by SFAS 123R.

General and Administrative

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2006	$	Percent	Fiscal 2005	$	percent	Fiscal 2004
General and administrative	$127.1	$25.7	25%	$101.4	$9.9	11%	$91.5
As a percentage of net revenues	8%			8%			10%

General and administrative expenses include our finance, human resources, legal costs and overhead charges. The amortization expense of customer relationships and trademarks acquired from Alias is also included in general and administrative expenses.

The increase in general and administrative expenses from fiscal 2005 to fiscal 2006 was primarily due to an increase of $12.6 million in information technology project costs, $8.1 million in employee-related costs, primarily resulting from increased headcount, and $2.9 million increase in litigation expenses.

During fiscal 2006 and 2005, we incurred significant incremental costs related to our assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 (“SOX”). We estimate that we incurred approximately $2.3 million during fiscal 2006, $6.4 million during fiscal 2005, which included significant project start-up costs and approximately $0.4 million in fiscal 2004 related to our fiscal 2005 evaluation. These cost estimates include external consulting and auditing fees and internal employee costs.

The increase in general and administrative expenses during fiscal 2005, as compared to fiscal 2004, was primarily due to approximately $7.8 million of higher bonus accruals and benefits based on financial performance, $2.4 million of stock compensation expense incurred in connection with the change in employment status of a senior executive officer, offset in part by a reduction in IT-related expenses and headcount reductions due to restructuring efforts. In addition, general and administrative expenses for fiscal 2004 included the effects of a $2.5 million reversal of a litigation accrual related to the Spatial matter.

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

Restructuring

(in millions)		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2006	$	percent	Fiscal 2005	$	percent	Fiscal 2004
Restructuring	—	—	—	$26.7	$23.5	734%	$3.2

During the fourth quarter of fiscal 2006, management implemented a restructuring plan directly resulting from the Alias acquisition which involved the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). Total estimated cost of the Alias Restructuring Plan is $11.1 million. The total restructuring reserve established for this plan was reflected in the purchase price allocation. The Alias Restructuring Plan was established in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Subsequent adjustments to our original estimates for this plan will not be shown as restructuring expenses but will instead be made as adjustments to the Alias purchase price allocation and will impact goodwill. See Note 10, “Business Combinations,” in the Notes to Consolidated Financial Statements for further discussion.

During the fourth quarter of fiscal 2004, we implemented a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide having a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005.

During fiscal 2005, we recorded net restructuring charges of $26.7 million, of which $23.7 million related to the Fiscal 2004 Plan. Of this amount, $19.8 million related to employee termination costs for 316 employees worldwide (186 in the United States and 130 outside the United States) and $3.9 million related to the closure of facilities. Also, we recorded net restructuring charges of approximately $3.0 million related to the fiscal 2002 restructuring plan for additional office closure costs originally established under the fiscal 2002 restructuring plan. Since the office closures in fiscal 2002, there has been a significant downturn in the commercial real estate market, particularly in areas of the United Kingdom where some of the offices are located. As such, Autodesk is unable to either buy-out the remaining lease obligations at favorable amounts or sub-lease the space at amounts previously estimated.

During fiscal 2004, Autodesk recognized net restructuring charges of $3.2 million, of which $3.8 million related to the Fiscal 2004 Plan, $1.1 million related to additional office closure costs under the fiscal 2002 restructuring plan and reversals of the accrual for changes in estimates of $1.7 million related to underlying liabilities originally established under the fiscal 2002 and fiscal 2003 restructuring plans. Of the $3.8 million related to the Fiscal 2004 Plan, $3.6 million related to employee termination costs for 86 employees worldwide (71 in the United States and 15 outside the United States) and $0.2 million related to office closure costs. Office closure costs included losses on operating leases and the write-off of leasehold improvements and equipment. Employee termination costs consisted of one-time termination benefits including severance benefits, medical benefits and outplacement costs. With respect to the $1.7 million of reversals, the underlying liabilities, primarily related to employee termination costs outside the United States, were ultimately settled for less than originally estimated.

For additional information regarding restructuring reserves, see Note 11, “Restructuring Reserves”, in the Notes to Consolidated Financial Statements.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	2006	2005	2004
	(in millions)
Interest and investment income, net	$13.2	$7.2	$10.4
Foreign-based stamp taxes	—	(2.8)	—
Gains (losses) on foreign currency transactions	(0.7)	0.8	3.3
Write-downs of cost method investments	—	—	(0.6)
Legal proceeding settlement	—	2.4	—
Net realized gains on sales of marketable securities	—	0.5	1.6
Other income	0.7	3.3	2.3

	$13.2	$11.4	$17.0

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during fiscal 2006, as compared to fiscal 2005, reflects proportionately higher interest rate yields during the current fiscal year.

During the second quarter of fiscal 2005, we determined that certain money market fund investments were subject to $2.8 million of Swiss Transfer Stamp Taxes from the third quarter of fiscal 2001 through the second quarter of fiscal 2005. We determined that the impact of this adjustment was not material to previously reported periods.

Legal proceeding settlement of $2.4 million was received during the second quarter of fiscal 2005 as part of a court settlement related to legal proceedings with Spatial Corp. During October 2003, Spatial was ordered to reimburse Autodesk for attorneys’ fees and trial costs.

Interest income for fiscal 2004 includes $4.2 million related to a tax benefit realized during the second quarter of fiscal 2004 resulting from the favorable resolution with the IRS of an industry-wide issue regarding Foreign Sales Corporations.

Provision for income taxes

Autodesk accounts for income taxes and the related accounts under the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate increased four percentage points from fiscal 2005 to fiscal 2006. The increase was primarily the result of a decrease in tax benefits, as a percentage of pre-tax earnings, from (1) the lapse of the statute of limitations, which resulted in the release of tax reserves with respect to prior tax years and (2) the repatriation of certain foreign dividends at a rate lower than the 35% federal statutory rate under the American Jobs Creations Act of 2004 (“DRD Legislation”). The current year increase to the effective tax rate was also partially offset by an increase in tax benefits from international profits taxed at rates less than the U.S. federal statutory rate.

Our effective tax rate increased eight percentage points from fiscal 2004 to fiscal 2005. This increase was primarily due to the absence of a $19.7 million income tax benefit resulting from a favorable resolution of an industry-wide matter surrounding our Foreign Sales Corporation during fiscal 2004. Our effective tax rate also increased as a result of a decrease in tax benefits, as a percentage of pre-tax earnings, from the lapse of the statute of limitations, which resulted in the release of tax reserves with respect to prior tax years. The effective tax rate increase was also partially offset by (1) a benefit of $15.5 million related to the DRD Legislation in fiscal 2005 and (2) an increase in tax benefits from international profits taxed at rates less than the U.S. federal statutory rate.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings, which are taxed at rates different from the federal statutory rate, extraterritorial income exclusion, deduction for Domestic Production Activities, research credits, tax-exempt interest and changes in the tax law. Our adoption of SFAS 123R in the first quarter of fiscal 2007 may also affect our future effective tax rate. Further, during the past two fiscal years, our effective tax rate has benefited from the repatriation of certain foreign dividends under the American Jobs Creations Act of 2004, the provisions of which are not effective for future years.

For additional information regarding our income tax provision, see Note 5, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary source of cash is from the sale of our products. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, our primary uses of cash include funding our stock repurchase program and investing in our growth initiatives through business acquisitions. See further discussion of these items below.

At January 31, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $377.5 million and net accounts receivable of $261.4 million. In addition, we also have available a U.S. line of credit facility which was established during fiscal 2006. This line of credit permits unsecured short-term borrowings of up to $100.0 million, which is available for working capital or other business needs. There were no borrowings outstanding under this agreement at January 31, 2006. See Note 6 “Borrowing Arrangements” in the Notes to Consolidated Financial Statements for further information on this line of credit.

During fiscal 2006, we generated $415.2 million of cash from operating activities compared to $373.1 million in fiscal 2005. This increase was primarily driven by higher revenue, higher operating earnings, higher deferred revenue and accounts payable balances, partially offset by higher working capital uses of cash related to larger bonus and other incentive compensation amounts paid during the first quarter of fiscal 2006.

During fiscal 2006, we used $338.0 million in net cash for investing activities compared to $175.7 million generated from investing activities during fiscal 2005. The increase in cash used in investing activities during fiscal 2006 was primarily due to $242.1 million used in business acquisitions (Alias, Compass, Colorfront, c-plan, Solid Dynamics, Engineering Intent and AST). In addition, we also utilized $271.3 million for purchases of available-for-sale marketable securities during the current fiscal year, partially offset by $204.0 million of sales and maturities of such securities. These uses of cash for investing activities were primarily due to funds repatriated from Europe and Asia to the United States under the American Jobs Creation Act of 2004 (“DRD Legislation”). During fiscal 2006, under the DRD Legislation, we repatriated approximately $512 million to the United States where we can more effectively manage our cash and invest in our business. During fiscal 2005, sales and maturities of available-for-sale marketable securities were higher primarily due to the liquidation of certain marketable securities to fund the repurchase of our common stock, as discussed below.

We used $305.6 million in net cash for financing activities during fiscal 2006, compared to $317.7 million during fiscal 2005. The major financing uses of cash in both periods were for the repurchase of our common stock. We repurchased 11.7 million shares of our common stock for $446.8 million during fiscal 2006 and repurchased 25.9 million shares for $546.4 million during fiscal 2005. As of January 31, 2006, 20.5 million shares remained available for repurchase under our stock repurchase program. We currently expect to continue making repurchases under this program. Our dividend payments declined to $3.4 million during fiscal 2006 compared to $13.5 million during fiscal 2005. This decline was due to the discontinuance of the payment of cash dividends after the fourth quarter of fiscal 2005. The dividend payment made during fiscal 2006 related to the dividend declaration made during the fourth quarter of fiscal 2005. These financing uses of cash were partially offset by proceeds received from the issuance of common stock under our stock option and stock purchase plans, which amounted to $144.6 million during fiscal 2006 and $242.2 million during fiscal 2005.

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

As noted above, during fiscal 2006, we repatriated approximately $512 million of foreign earnings held by financial institutions outside of the United States under the DRD Legislation. As a result, at January 31, 2006, 40% of our consolidated cash, cash equivalents and marketable securities are held with financial institutions in the United States, compared to 10% at January 31, 2005. For further discussion of the DRD Legislation, see Note 5 “Income Taxes” in the Notes to Consolidated Financial Statements. In addition, $22.4 million of our marketable securities at January 31, 2006 is reserved for deferred compensation. See Note 4, “Restricted Financial Instruments,” in the Notes to Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during fiscal 2006 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at January 31, 2006.

	Payments due by period
(in millions)	Total	FY 2007	FY 2008-2009	FY 2010-2011	Thereafter
Operating lease obligations	$119.0	$30.5	$43.7	$28.1	$16.7
Purchase obligations	38.5	35.9	2.6	—	—

Total(1)	$157.5	$66.4	$46.3	$28.1	$16.7

(1)	Total does not include contractual obligations recorded on the balance sheet or certain purchase obligations as discussed below.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase orders or contracts for the purchase of supplies, services and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies, services or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however in most instances, the obligations under these contracts were not significant and the contracts contain clauses allowing for cancellation without significant penalty. In addition, we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenues, was $12.1million, $9.2 million and $8.6 million in fiscal 2006, 2005 and 2004, respectively.

Principal commitments at January 31, 2006 shown above, consisted of obligations under operating leases for facilities and computer equipment, IT infrastructure costs, marketing costs and contractual development costs. Purchase commitments also include $15.5 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time lapses during the five-year contract period.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

As of January 31, 2006, we maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are six expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors in December 2004. On November 10, 2005, our stockholders approved a new stock plan, the 2006 Employee Stock Plan, as well as amendments to the 2000 Directors’ Option Plan. (See Item 4. “Submission of Matters to a Vote of Security Holders,” for voting results of these proposals). The 2006 Employee Stock Plan reserves 9.65 million shares of Autodesk common stock, plus the shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. The 2006 Employee Stock Plan, which will expire in fiscal year 2009, is limited to grants of stock options to employees. The 2006 Employee Stock Plan replaced the 1996 Plan on March 21, 2006.

In addition to its stock option plans, our employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 85% of the options we granted during fiscal 2006 were awarded to employees other than our CEO and the four other most highly compensated officers for fiscal 2005, which we refer to as our Named Executive Officers. Options granted under our equity plans during fiscal 2006 vest over periods ranging from one to four years and expire within six to ten years of the date of grant. Options granted prior to fiscal 2006 expire within ten years of the date of grant. The exercise price of the stock options is equal to the closing price of our Common Stock on the Nasdaq National Market on the grant date.

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

For further information concerning Autodesk’s policies and procedures regarding the use of stock options, see (a) “Policies Related to our Equity Compensation Programs” in the Proxy Statement for our Special Meeting of Stockholders which was held on November 10, 2005, and (b) “Report of the Compensation and Human Resources Committee of the Board of Directors” in the Proxy Statement for our 2005 Annual Meeting off Stockholders.

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

A sensitivity analysis, performed on our hedging portfolio as of January 31, 2006, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2006 would increase the fair value of our forward exchange and option contracts by $5.5 million. Conversely, a hypothetical 10% depreciation of the dollar from its value at January 31, 2006 would decrease the fair value of our forward exchange and option contracts by $2.2 million. The results of the sensitivity analysis performed on our hedging portfolio as of January 31, 2005, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2005 would have increased the fair value of our forward exchange and option contracts by $8.0 million and a hypothetical 10% depreciation of the dollar from its value at January 31, 2005 would have decreased the fair value of our forward exchange and option contracts by $6.2 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

At January 31, 2006, we had an investment portfolio of fixed income securities and short term mutual fund balances of $90.3 million. These securities were not subject to interest rate fluctuations. At January 31, 2005, we had an investment portfolio of $15.0 million consisting of short term mutual fund balances which were not subject to interest rate fluctuations. The short-term mutual fund balances included $22.4 million at January 31, 2006 and $14.3 million at January 31, 2005 of amounts held in a rabbi trust under deferred compensation arrangements. See Note 4, “Restricted Financial Instruments,” in the Notes to Consolidated Financial Statements for further discussion.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2006	2005	2004
	(In millions, except per share data)
Net revenues:
License and other	$1,246.7	$1,057.1	$836.7
Maintenance	276.5	176.7	114.9

Total net revenues	1,523.2	1,233.8	951.6

Costs and expenses:
Cost of license and other revenues	157.8	152.5	132.7
Cost of maintenance revenues	13.1	17.0	15.4
Marketing and sales	553.8	461.9	393.2
Research and development	301.6	239.4	209.4
General and administrative	127.1	101.4	91.5
Restructuring	—	26.7	3.2

Total costs and expenses	1,153.4	998.9	845.4

Income from operations	369.8	234.9	106.2
Interest and other income, net	13.2	11.4	17.0

Income before income taxes	383.0	246.3	123.2
Provision for income taxes	(54.1)	(24.8)	(2.9)

Net income	$328.9	$221.5	$120.3

Basic net income per share	$1.44	$0.98	$0.54

Diluted net income per share	$1.33	$0.90	$0.52

Shares used in computing basic net income per share	229.0	227.0	223.0

Shares used in computing diluted net income per share	247.5	247.0	231.3

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2006	January 31, 2005
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$287.2	$517.7
Marketable securities	82.2	15.0
Accounts receivable, net	261.4	196.8
Inventories	14.2	12.5
Deferred income taxes	64.4	14.3
Prepaid expenses and other current assets	29.3	25.5

Total current assets	738.7	781.8

Computer equipment, software, furniture and leasehold improvements, net	61.4	69.6
Purchased technologies and capitalized software, net	49.8	9.3
Goodwill	318.2	166.6
Deferred income taxes, net	129.2	105.1
Other assets	63.5	9.8

	$1,360.8	$1,142.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56.4	$46.2
Accrued compensation	121.3	140.6
Accrued income taxes	10.8	41.6
Deferred revenues	249.8	178.7
Other accrued liabilities	68.6	61.2

Total current liabilities	506.9	468.3
Deferred revenues	35.8	15.5
Other liabilities	26.8	10.3
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 shares authorized; none issued or outstanding at January 31, 2006 and 2005	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 shares authorized; 229.6 shares outstanding at January 31, 2006 and 227.6 shares outstanding at January 31, 2005	773.7	625.2
Accumulated other comprehensive loss	(7.4)	(2.8)
Deferred compensation	(6.1)	(0.3)
Retained earnings	31.1	26.0

Total stockholders’ equity	791.3	648.1

	$1,360.8	$1,142.2

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2006	2005	2004
	(In millions)
Operating activities
Net income	$328.9	$221.5	$120.3
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	9.1	—	—
Depreciation and amortization	43.7	51.9	50.3
Stock-based compensation expense	0.4	3.9	1.8
Write-downs of cost-method investments	—	—	0.6
Net loss on fixed asset disposals	0.1	0.6	—
Tax benefits from employee stock plans	124.0	116.9	—
Restructuring related charges, net	—	9.2	3.2
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(45.8)	(30.0)	(34.0)
Inventories	(1.0)	4.8	(5.1)
Deferred income taxes	(87.8)	(101.7)	9.7
Prepaid expenses and other current assets	0.3	(1.3)	4.5
Accounts payable and accrued liabilities	(15.1)	39.6	23.9
Deferred revenues	85.7	66.9	34.0
Accrued income taxes	(27.3)	(9.2)	10.9

Net cash provided by operating activities	415.2	373.1	220.1

Investing activities
Purchases of available-for-sale marketable securities	(271.3)	(256.6)	(417.8)
Sales and maturities of available-for-sale marketable securities	204.0	490.3	397.5
Purchases of restricted financial instruments	(8.1)	(3.0)	(3.7)
Business combinations, net of cash acquired	(242.1)	(11.7)	(5.2)
Capital and other expenditures	(20.5)	(40.8)	(25.9)
Purchases of software technologies and capitalization of software development costs	—	(1.6)	(4.2)
Other investing activities	—	(0.9)	0.3

Net cash provided by (used in) investing activities	(338.0)	175.7	(59.0)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	144.6	242.2	115.4
Repurchases of common stock	(446.8)	(546.4)	(178.5)
Dividends paid	(3.4)	(13.5)	(13.4)

Net cash used in financing activities	(305.6)	(317.7)	(76.5)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	4.4	11.2

Net increase (decrease) in cash and cash equivalents	(230.5)	235.5	95.8
Cash and cash equivalents at beginning of year	517.7	282.2	186.4

Cash and cash equivalents at end of year	$287.2	$517.7	$282.2

Supplemental cash flow information:
Net cash paid (refunds received) during the period for income taxes	$44.2	$16.5	$(19.3)
Supplemental non-cash investing activity:
Accounts receivable and other receivable reductions as partial consideration in business combinations	$2.4	$—	$—

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock and additional paid-in capital		Comprehensive income	Accumulated other comprehensive income (loss)	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount
	(In millions)
Balances, January 31, 2003	224.5	$479.9		$(11.5)	$(2.2)	$103.0	$569.2
Common shares issued under stock option and stock purchase plans	17.0	115.4					115.4
Compensation expense related to stock options		0.1			1.7		1.8
Comprehensive income:
Net income			$120.3			120.3	120.3
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities			(1.5)
Foreign currency translation adjustment			8.3

Other comprehensive income			6.8	6.8			6.8

Comprehensive income			$127.1

Dividends paid						(13.4)	(13.4)
Repurchase and retirement of common shares	(18.1)	(121.7)				(56.8)	(178.5)

Balances, January 31, 2004	223.4	473.7		(4.7)	(0.5)	153.1	621.6
Common shares issued under stock option and stock purchase plans	30.1	242.3			(0.1)		242.2
Compensation expense related to stock options		3.6			0.3		3.9
Tax benefits from employee stock plans		116.9					116.9
Comprehensive income:
Net income			$221.5			221.5	221.5
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities			(1.5)
Foreign currency translation adjustment			3.4

Other comprehensive income			1.9	1.9			1.9

Comprehensive income			$223.4

Dividends paid						(13.5)	(13.5)
Repurchase and retirement of common shares	(25.9)	(211.3)				(335.1)	(546.4)

Balances, January 31, 2005	227.6	625.2		(2.8)	(0.3)	26.0	648.1
Common shares issued under stock option and stock purchase plans	13.7	144.6					144.6
Compensation expense related to stock options		6.2			(5.8)		0.4
Tax benefits from employee stock plans		124.0					124.0
Comprehensive income:
Net income			$328.9			328.9	328.9
Foreign currency translation adjustment			(4.6)	(4.6)			(4.6)

Comprehensive income			$324.3

Dividends paid						(3.4)	(3.4)
Repurchase and retirement of common shares	(11.7)	(126.3)				(320.4)	(446.7)

Balances, January 31, 2006	229.6	$773.7		$(7.4)	$(6.1)	$31.1	$791.3

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

(In millions, except share and per share data)

Note 1. Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or “the Company”) is one of the world’s leading design software and services companies, offering customers progressive business solutions through powerful technology products and services. The Company helps customers in the building, manufacturing, infrastructure and digital media sectors increase the value of their digital design data and improve efficiencies across their entire project lifecycle management processes. Autodesk provides a broad range of integrated and interoperable design software, Internet services and wireless development platforms that empower millions of users. Autodesk software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Examples of significant estimates and assumptions made by management involve the establishment of provisions for bad debts, product returns, the determination of the fair value of stock awards to employees for purposes of the pro forma disclosures within this Note 1 under “Employee Stock Compensation” and Note 9, “Employee and Director Benefit Plans,” realizability of deferred tax assets and long-lived assets, goodwill valuation, legal settlement reserves and the adequacy of lease termination and employee termination-related restructuring accruals.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are recorded as other comprehensive income.

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the subsidiary’s functional currency are included in interest and other income, net.

Forward Foreign Exchange Contracts (“Forwards”) and Option Contracts (“Options”)

Autodesk hedges a portion of its European, Asian and Canadian currency exposures in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options. These foreign currency instruments by policy have maturities of less than three months.

In accordance with the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Autodesk recognizes all derivative instruments on the balance sheet at fair value. The accounting for gains and losses resulting from changes in fair value of derivative instruments will depend upon the use of the derivative and whether it is designated and qualifies for hedge accounting under SFAS 133.

The costs of forwards are amortized on a straight-line basis over the life of the contract to interest and other income, net, while option premiums are expensed within the quarter because of the short-term life of the options.

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

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Autodesk classifies all of its marketable securities as available-for-sale and carries such securities at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity.

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2006	2005
Trade accounts receivable	$288.7	$224.1
Less: Allowance for doubtful accounts	(8.2)	(7.2)
Less: Product returns and other reserves	(19.1)	(20.1)

	$261.4	$196.8

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts.

The product returns and other reserves are based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors.

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer. Approximately 40% and 10% of Autodesk’s consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States at January 31, 2006 and 2005, respectively. During fiscal year 2006, Autodesk utilized the repatriation provision of the American Jobs Creation Act of 2004 to repatriate approximately $512 million of accumulated foreign earnings under the DRD Legislation (see Note 5, “Income Taxes,” for further discussion).

Autodesk’s accounts receivable are derived from sales to a large number of direct customers, resellers and distributors in the Americas, Europe and the Asia/Pacific region. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. Tech Data Corporation, including its affiliates, accounted for 13% and 15% of gross accounts receivable at January 31, 2006 and 2005, respectively.

Inventories

Inventories consisted of the following as of January 31:

	2006	2005
Raw materials and finished goods, net	$11.9	$8.2
Demonstration inventory, net	2.3	4.3

	$14.2	$12.5

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory for purposes of establishing necessary reserves.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Computer Equipment, Software, Furniture and Leasehold Improvements

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $33.8 million in fiscal 2006, $36.2 million in fiscal 2005 and $34.3 million in fiscal 2004.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2006	2005
Computer equipment, software and furniture, at cost	$208.0	$191.7
Leasehold improvements, at cost	35.0	32.6

	243.0	224.3
Less: Accumulated depreciation	(181.6)	(154.7)

Computer equipment, software, furniture and leasehold improvements, net	$61.4	$69.6

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the expected useful life of the software, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material.

Purchased Technologies and Capitalized Software

Purchased technologies and capitalized software costs are amortized over the estimated economic life of the product, which ranges from one to seven years. Capitalized software assets were fully amortized and written-off as of January 31, 2006. Amortization expense, which is included as a component of cost of revenues, was $9.9 million in fiscal 2006, $15.7 million in fiscal 2005 and $15.5 million in fiscal 2004.

Purchased technologies, capitalized software and the related accumulated amortization at January 31 were as follows:

	2006	2005
Purchased technologies	$185.2	$137.1
Capitalized software	—	21.8

	185.2	158.9
Less: Accumulated amortization	(135.4)	(149.6)

Purchased technologies and capitalized software, net	$49.8	$9.3

The weighted-average amortization period for purchased technologies and capitalized software acquired during fiscal 2006 was 5.4 years.

Expected future amortization expense for purchased technologies and capitalized software for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
2007	$11.4
2008	10.4
2009	8.8
2010	7.3
2011	6.4
Thereafter	5.5

Total	$49.8

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Therefore, Autodesk no longer amortizes goodwill but instead tests it for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during the year ended January 31, 2006.

The changes in the carrying amount of goodwill during the two years ended January 31, 2006 are as follows:

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2004	$153.7	$6.4	$160.1
MechSoft acquisition	3.9	—	3.9
Unreal Pictures acquisition	—	1.2	1.2
DESC acquisition	1.7	—	1.7
Other acquisitions	(0.3)	—	(0.3)

Balance as of January 31, 2005	159.0	7.6	166.6
Alias Systems acquisition	49.5	73.5	123.0
c-plan AG acquisition	7.0	—	7.0
Colorfront Ltd. acquisition	—	9.4	9.4
Compass Systems GmbH acquisition	5.8	—	5.8
Other acquisitions	6.4	—	6.4

Balance as of January 31, 2006	$227.7	$90.5	$318.2

Impairment of Long-Lived Assets

At least annually or sooner, as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. There was no impairment of long-lived assets during the year ended January 31, 2006.

During fiscal 2004 Autodesk identified an impairment related to certain intangible assets acquired in relation to the acquisition of the software division of Media 100, Inc. (“Media 100”) attributed to the Media and Entertainment Segment. Autodesk wrote down the remaining net book value of these intangibles by $1.8 million to an amount equal to the fair value of the Media 100-based products. This charge was recorded in cost of license and other revenues for the Media and Entertainment Segment of Autodesk.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from net operating losses, including stock option deductions, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal year ended January 31,
	2006	2005	2004
Net income – as reported	$328.9	$221.5	$120.3
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	0.4	3.1	1.2
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(71.8)	(61.5)	(48.7)

Pro forma net income	$257.5	$163.1	$72.8

Net income per share:
Basic – as reported	$1.44	$0.98	$0.54

Basic – pro forma	$1.12	$0.72	$0.33

Diluted – as reported	$1.33	$0.90	$0.52

Diluted – pro forma	$1.05	$0.67	$0.32

The weighted average estimated fair value of stock options granted was $13.41per share during fiscal 2006, $7.96 during fiscal 2005 and $4.04 during fiscal 2004. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2006	2005	2004
Volatility	0.43	0.48	0.60
Weighted-average estimated life	4.2 years	4.8 years	5 years
Weighted-average risk-free interest rate	4.2%	3.6%	3.2%
Dividend yield	0.0%	0.3%	0.7%

During the third quarter of fiscal 2006, Autodesk revised its approach to estimating expected volatility on its stock awards granted during the quarter. Expected volatility is one of several assumptions in the Black-Scholes model used by Autodesk to make an estimate of the fair value of options granted under the Company’s stock plans and the rights to purchase shares under the employee stock purchase plan. Prior to the third quarter of fiscal 2006, Autodesk estimated expected volatility solely based on historical stock volatility. Under its current method of estimating expected volatility, Autodesk has considered both the historical volatility in the trading market for its common stock as well as the implied volatility of tradable forward call options to purchase shares of its common stock. The Company believes this approach results in a better estimate of expected volatility.

The weighted average estimated fair value of shares granted under the employee qualified stock purchase plan was $14.36 per share during fiscal 2006, $9.35 during fiscal 2005 and $3.26 during fiscal 2004. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2006	2005	2004
Volatility	0.36	0.43	0.47
Weighted-average estimated life	1.25 years	1.25 years	1.25 years
Weighted-average risk-free interest rate	3.8%	2.2%	1.3%
Dividend yield	0.0%	0.3%	0.6%

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of fiscal 2005, Autodesk modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under the employee qualified stock purchase plan to account for modifications to employee withholdings and the two-year offering period of the plan. As a result of these changes, pro forma net income for fiscal 2004 was reduced by $3.4 million.

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. Autodesk’s revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Autodesk recognizes revenue as follows: Product sales, which include software licenses and any related hardware and peripherals, are recognized at the time of shipment to its distributors, resellers and direct customers, providing all other criteria for recognition of revenue have been met. In addition to product sales, Autodesk recognizes maintenance revenues from its subscription program and hosted service revenues ratably over the subscription contract periods. Customer consulting and training revenues are recognized as the services are performed. In arrangements that include multiple software products and/or services, the Company allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. VSOE is the price charged when that element is sold separately or the price as set by management with the relevant authority.

For reporting purposes, Autodesk reports revenue generated from the subscription program separately as maintenance revenue on the Consolidated Statements of Income. Revenue from all other sales types including product, consulting, training, hardware support, and hosting services, are reported as License and Other Revenue on the Consolidated Statements of Income. Revenue from the sales of Autodesk’s training, support and hosting services are immaterial for all periods presented.

With the exception of contracts with certain distributors, sales contracts do not contain specific product-return privileges. However, Autodesk permits its distributors and resellers to return product in certain instances, such as during periods of product transition and during update cycles.

Autodesk establishes reserves for product returns based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. These reserves are recorded as a direct reduction of revenue and accounts receivable at the time the related revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $26.2 million in fiscal 2006, $14.8 million in fiscal 2005 and $11.7 million in fiscal 2004.

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” (“SFAS 123R”) which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s Consolidated Statements of Income. Autodesk is required to adopt SFAS 123R starting in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an alternative to financial statement recognition. See “Employee Stock Compensation” within this Note 1 for the pro forma net income and net income per share amounts for fiscal 2006, 2005 and 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards. Autodesk believes the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and that the adoption of SFAS 123R will have a material adverse effect on Autodesk’s Consolidated Statements of Income and net income per share. This estimated impact is contingent upon many factors including, but not limited to, the Company’s market value of its common stock on the date future options are granted.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The relevant interpretive guidance of SAB 107 will be applied in connection with its implementation and adoption of SFAS 123R.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. Autodesk does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Stock Splits

On November 16, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of December 6, 2004. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices of Autodesk’s common stock have been restated to reflect the effect of this stock split.

Reclassifications

Certain reclassifications have been made to the fiscal 2005 and 2004 balances to conform to the 2006 presentation. Autodesk reclassified its January 31, 2005 Consolidated Balance Sheet, conforming it to the 2006 presentation, to properly reflect the long-term portions of certain foreign pension liabilities and restructuring reserves from current liabilities to other liabilities. Prior to fiscal year 2005, Autodesk reported amortization of purchased intangibles together with amortization of goodwill separately on its Consolidated Statements of Income. Given Autodesk no longer amortizes goodwill, and total amortization of purchased intangibles is not individually significant, Autodesk has included amortization of purchased intangibles in general and administrative expenses on its Consolidated Statements of Income. Amortization of purchased intangibles was $1.7 million, $0.6 million, and $0.5 million during fiscal 2006, 2005, and 2004, respectively.

Note 2. Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Year ended January 31,
	2006	2005	2004
Numerator:
Numerator for basic and diluted net income per share—net income	$328.9	$221.5	$120.3

Denominator:
Denominator for basic net income per share—weighted average shares	229.0	227.0	223.0
Effect of dilutive common stock options	18.5	20.0	8.3

Denominator for diluted net income per share	247.5	247.0	231.3

The computation of diluted net income per share does not include 0.2 million options for fiscal 2006, 0.3 million options for fiscal 2005 and 16.4 million options for fiscal 2004. These options were excluded in the computation of basic and diluted net income per share because they had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Financial Instruments

Fair Values of Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2006				January 31, 2005
	Cost		Fair value		Cost	Fair value
Cash and cash equivalents	$287.2		$287.2		$517.7	$517.7
Marketable securities	90.3	(1)	90.3	(1)	15.0	15.0
Foreign currency option contracts	0.2		0.2		0.2	0.2

(1)	Includes $8.1 million of marketable securities classified as a non-current asset and recorded in Other assets.

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

The notional amounts of foreign currency contracts were $10.4 million at January 31, 2006 and $36.2 million at January 31, 2005. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars are recorded as other current assets and other accrued liabilities on the Company’s Consolidated Balance Sheets.

The notional amounts of foreign currency option contracts were $77.1 million at January 31, 2006 and $52.4 million at January 31, 2005, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. There were $2.8 million net settlement gains recorded as net revenues during fiscal 2006 and $0.5 million net settlement losses during fiscal 2005 recorded as net revenues. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.8 million during both fiscal 2006 and fiscal 2005.

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2006 and 2005:

	January 31, 2006
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Short term:
Mutual funds	$14.3	$—	$—	$14.3
Taxable auction-rate securities	66.1	—	—	66.1
Bank time deposits	1.8	—	—	1.8

	$82.2	$—	$—	$82.2

Long term:
Mutual funds	$8.1	$—	$—	$8.1

	January 31, 2005
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Short-term mutual funds	$15.0	$—	$—	$15.0

Gross gains realized on the sale of available-for-sale securities were $1.4 million in fiscal 2005 and $1.9 million in fiscal 2004. Gross losses realized on the sale of available-for-sale securities were $0.9 million in fiscal 2005 and $0.3 million in fiscal 2004. The sales of available-for-sale securities in fiscal 2006 resulted in no gross gains or losses. The cost of securities sold is based on the specific identification method. Proceeds from the sale of marketable securities were $204.0 million in fiscal 2006, $301.6 million in fiscal 2005 and $202.6 million in fiscal 2004.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Restricted Financial Instruments

At January 31, 2006 Autodesk had marketable securities totaling $90.3 million, of which $22.4 million related to investments in debt and equity securities that are restricted and held in a rabbi trust under non-qualified deferred compensation plans. The value of restricted assets held in the rabbi trust at January 31, 2005 was $14.3 million. The total related deferred compensation liability was $22.4 million at January 31, 2006. Of this, $14.3 million was classified as current and $8.1 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2005 of $14.3 million was classified as current liability. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

Note 5. Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2006	2005	2004
Federal:
Current	$1.2	$2.9	$(20.3)
Deferred	41.8	(3.1)	16.9
State:
Current	7.1	8.5	0.8
Deferred	(1.9)	(2.7)	(4.1)
Foreign:
Current	17.6	12.4	11.5
Deferred	(11.7)	6.8	(1.9)

	$54.1	$24.8	$2.9

The tax benefit recognized associated with dispositions from employee stock plans was $124.0 million in fiscal 2006, $116.9 million in fiscal 2005, and zero in fiscal 2004. Foreign pretax income was $276.2 million in fiscal 2006, $183.5 million in fiscal 2005, and $126.7 million in fiscal 2004.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

	Fiscal year ended January 31,
	2006	2005	2004
Income tax provision at statutory rate	$134.0	$86.2	$43.1
Foreign income taxed at rates different from the U.S. statutory rate	(52.6)	(30.6)	—
State income taxes, net of the federal benefit	3.1	2.1	(2.3)
Tax-exempt interest	—	(1.5)	(1.8)
Research and development tax credit benefit	(3.6)	(3.0)	(3.9)
Net income tax benefit from resolution of the Foreign Sales Corporation issue	—	—	(19.7)
Net income tax benefit from closure of income tax audits	(10.0)	(8.9)	(7.0)
Net income tax benefit from DRD Legislation on prior year foreign earnings	(12.5)	(15.5)	—
Non-deductible In-Process R&D charge	3.1	—	—
Extraterritorial income exclusion	(8.9)	(6.2)	(4.6)
Officer compensation in excess of $1.0 million	0.6	1.3	0.2
Other	0.9	0.9	(1.1)

	$54.1	$24.8	$2.9

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2006	2005
Purchased technology and capitalized software	$9.5	$28.7
Reserves for product returns and bad debts	5.4	5.9
Tax loss carryforwards	147.2	103.8
Accrued compensation and benefits	15.5	11.6
Fixed assets	11.8	11.0
Research and development credit carryforwards	42.4	27.9
Foreign tax credit carryforwards	30.2	16.8
Capitalized R&D expenditures	11.2	10.4
Other accruals not currently deductible for tax	9.7	8.0
Other	4.8	1.8

Total deferred tax assets	287.7	225.9
Less: valuation allowance	(2.2)	(2.4)

Net deferred tax assets	285.5	223.5

Unremitted earnings of foreign subsidiaries	(91.9)	(104.1)

Total deferred tax liability	(91.9)	(104.1)

Net deferred tax assets	$193.6	$119.4

The valuation allowance decreased by $0.2 million in fiscal 2006, $21.4 million in fiscal 2005 and increased by $11.9 million in fiscal 2004. During fiscal 2005, Autodesk re-assessed the realizability of certain deferred tax assets related to stock option deductions that had not been previously recognized. As a result of U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, Autodesk believes these deferred tax assets are realizable based on the “more likely than not” standard required for recognition in accordance with Statement of Financial Accounting Standards No. 109. Accordingly, during fiscal 2005, the Company reduced the valuation allowance relating to tax benefits of stock option deductions by $21.1 million and credited additional paid in capital by an equal and offsetting amount. As of January 31, 2005, Autodesk no longer records a valuation allowance relating to tax benefits of stock option deductions. Approximately $21.1 million of the valuation allowance at January, 31 2004 related to tax benefits of stock option deductions.

No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $133.0 million at January 31, 2006) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2006, the unrecognized deferred tax liability for these earnings was approximately $46.0 million.

Realization of the Company’s net deferred tax assets of $193.6 million is dependent upon the Company generating approximately $607 million of future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash payments (refunds) for income taxes were approximately $44.2 million in fiscal 2006, $16.5 million in fiscal 2005, and ($19.3) million in fiscal 2004.

During fiscal 2006, the increase in net operating loss carryforwards related primarily to stock option deductions, the benefit of which has been offset against additional paid in capital. Autodesk has $567.3 million of cumulative federal tax loss carryforwards and $151.8 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. The federal tax loss carryforwards will expire beginning January 31, 2008 through January 31, 2027. The state tax loss carryforwards will expire beginning January 31, 2010 through January 31, 2017. Approximately $50.8 million of the federal tax loss carryforwards and $21.5 million of the state tax loss carryforwards are expected to expire unused due to ownership change limitations provided in the Internal Revenue Code and similar state tax provisions.

Autodesk has $32.6 million of cumulative federal research tax credit carryforwards and $21.1 million of cumulative state research tax credit carryforwards, which may be available to reduce future income tax liabilities in the U.S. and California. The federal credit carryforwards will expire beginning January 31, 2011 through January 31, 2027. The state credit carryforwards may reduce future California income tax liabilities indefinitely.

Autodesk also has $30.2 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. The federal credit will expire beginning January 31, 2015 through January 31, 2017.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates and in some cases is wholly exempt from taxes for years through fiscal 2009. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $26.0 million ($0.11 per basic net income per share) in fiscal 2006, $18.0 million ($0.08 per basic net income per share) in fiscal 2005, and less than $0.1 million in fiscal 2004. The amounts for fiscal years 2006 and 2005 include consideration of incremental tax benefits received from the American Jobs Creation Act of 2004 (“DRD Legislation”).

During fiscal 2006, Autodesk repatriated approximately $512 million of foreign earnings under the DRD Legislation, which resulted in the reclassification of $12.6 million of federal deferred taxes to current taxes payable relating to the repatriation of prior year foreign earnings and the accrual of $11.6 million of current federal taxes relating to the repatriation of current year foreign earnings.

During fiscal 2006, Autodesk recognized an income tax benefit of $12.5 million relating to the DRD Legislation. Of this amount, $10.6 million related to foreign withholding taxes previously accrued, which were no longer due as part of the repatriation of foreign earnings under the DRD Legislation, and $1.9 million related to an Internal Revenue Service (“IRS”) technical correction of the DRD Legislation.

Also during fiscal 2006, as a result of the Company’s resolution and closure of its Franchise Tax Board (“FTB”) audits for fiscal 2000 and 2001, as well as the closure and lapse of the statute of limitations with respect to certain federal and foreign tax years, Autodesk recognized income tax benefits of approximately $10.0 million.

In addition, during fiscal 2006, Autodesk recognized an income tax provision of $3.1 million relating to the non-deductible In-Process Research and Development acquired as part of the Alias acquisition (see Note 10, “Business Combinations,” for further discussion).

During fiscal 2005, Autodesk recognized an income tax benefit of $15.5 million relating to the DRD Legislation. This DRD Legislation, which was signed into law during the third quarter of fiscal 2005 as part of the American Jobs Creation Act of 2004, allowed for the repatriation of certain foreign dividends at a rate lower than the 35% federal statutory rate. Because Autodesk believed that it would be able to repatriate foreign earnings under this DRD Legislation, the deferred tax liability which was previously accrued on prior year foreign earnings was reduced, which resulted in a $15.5 million income tax benefit. This income tax benefit related to the difference between the taxes previously provided on the earnings of a foreign subsidiary at the federal statutory tax rate and the lower rate afforded under the new DRD Legislation.

As a result of the Company’s resolution and closure of its IRS audit for fiscal 2001 as well as the closure of certain state and foreign tax years, and the lapse of the statute of limitations with respect to certain federal, state, and foreign tax years, Autodesk recognized an income tax benefit of approximately $8.9 million during fiscal 2005.

Also during fiscal 2005, following certain business changes, Autodesk completed an internal reorganization of the ownership of Autodesk Canada. As a result of the reorganization, Autodesk believed that it would be able to claim U.S. tax deductions for the remaining unamortized portion of the purchase price from the March 1999 acquisition of Discreet (now Autodesk Canada). The amount of the potential deferred tax asset arising from this reorganization was approximately $96 million, reflecting future U.S. tax amortization deductions of goodwill and other intangible assets. Autodesk determined that, at the present time, it is not probable that these tax benefits will be realized and accordingly has not yet recognized these benefits. Instead, the tax benefits arising from this reorganization will be recognized if and when the tax treatment is verified with tax authorities or such other factors occur that would permit a probable confidence level to be achieved.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Borrowing Arrangements

Autodesk entered into a U.S. credit facility in August 2005. This facility permits unsecured short-term borrowings of up to $100.0 million, which is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Autodesk pays a quarterly commitment fee, ranging between $25,000 and $62,500, to maintain this facility. This facility, which matures in August 2006, had no borrowings outstanding at January 31, 2006.

Note 7. Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancelable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows:

2007	$30.5
2008	24.9
2009	18.8
2010	16.4
2011	11.7
Thereafter	16.7

119.0
Less: Sublease income	(6.3)

$112.7

Of these amounts, approximately $7.0 million has been included in Autodesk’s restructuring accruals at January 31, 2006. Rent expense was $38.0 million in fiscal 2006, $34.2 million in fiscal 2005 and $33.5 million in fiscal 2004.

Purchase commitments

Autodesk, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancelable purchase commitments as of January 31, 2006, were approximately $38.5 million for periods through fiscal 2008. These purchase commitments primarily relate to IT infrastructure costs, marketing costs and contractual development costs. Purchase commitments also include $15.5 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time lapses during the five-year contract period.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenues on Autodesk’s Consolidated Statements of Income, was approximately $12.1 million, $9.2 million and $8.6 million in fiscal 2006, 2005 and 2004, respectively.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Legal Proceedings

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of its consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. On March 23, 2006, the Court of Appeal denied Spatial’s appeal. As a result, Autodesk believes the ultimate resolution of this matter will not have a material effect on its financial position, results of operations or cash flows.

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. On December 12, 2005, SpatialInfo added AAPL as a defendant to its lawsuit against Telstra. Autodesk is currently investigating the allegations and intends to vigorously defend the case. Although this case is in the early stages and Autodesk cannot determine the final financial impact of this matter, based on the facts known at this time, Autodesk believes the ultimate resolution of this matter will not have a material effect on its financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

In connection with the Company’s anti-piracy program, designed to enforce copyright protection of its software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time it undertakes litigation against alleged copyright infringers or provide information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have lead to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin America. On March 1, 2002, Consultores en Computación y Contabilidad, S.C., a Mexican hardware/software reseller and its principals (collectively, “CCC”) filed a lawsuit in the Mexico Court in the First Civil Court of the Federal District, against, Autodesk, Adobe Systems, Microsoft and Symantec (all members of the BSA and collectively the “Defendants”). CCC had been the target of a criminal anti-piracy enforcement action carried out by the Mexican police authorities on August 11, 1998 on the basis of a complaint filed by the Defendants in 1997 based on evidence provided to the Defendants that CCC had engaged in software piracy of the Defendants’ products. CCC alleged in the lawsuit that it had suffered $100 million in damages to its reputation as a result of the enforcement action, known as “moral damages.” CCC did not claim economic damages. On November 11, 2002, the trial court judge ruled in favor of the Defendants, holding that no moral damage occurred, since CCC was unable to prove the illegal nature of the Defendants’ actions. After subsequent appeals, all of which were won by the Defendants, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the First Civil Court for a determination of the amount. On December 13, 2005, the First Civil Court awarded CCC $90 million in damages. The Defendants are appealing the verdict, as are the plaintiffs, who are seeking additional damages. If, after all appeals have been exhausted, the existing verdict stands and is enforceable in the United States, Autodesk would be responsible for approximately $10 million of the judgment. Based on the facts and circumstances of this case known at this time, Autodesk believes the ultimate resolution of this matter will not have a material effect on its financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

In addition, Autodesk is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect its future results of operations, cash flows or financial position in a particular period.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2006, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Autodesk entered into a Preferred Shares Rights Agreement dated December 14, 1995, as amended (the “Rights Agreement”). At the close of business on December 14, 2005, pursuant to the terms of the Rights Agreement, the Rights expired, effectively terminating the Rights Agreement.

Common Stock

In March 2005, the Board of Directors approved an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from 400.0 million shares to 750.0 million shares. This amendment was approved by the stockholders of the Company at its annual meeting in June 2005.

Common Stock Repurchase Programs

Autodesk repurchased and retired 11.7 million shares in fiscal 2006 at an average repurchase price of $38.10 per share, 25.9 million shares in fiscal 2005 at an average repurchase price of $21.08 per share and 18.1 million shares in fiscal 2004 at an average repurchase price of $9.85 per share. The purpose of the stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under Autodesk’s employee stock plans and to more effectively utilize excess cash generated from its business.

Between November 1999 and December 2004, the Board of Directors approved plans to repurchase up to 144.0 million shares of Autodesk common stock. Of these 144.0 million shares, 123.5 million shares were repurchased and retired as of January 31, 2006. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock.

In fiscal 2006, 2005 and 2004, Autodesk repurchased its common stock through open market purchases.

Dividends

During fiscal 2005 and 2004, Autodesk paid annual cash dividends of $0.06 per share at a rate of $0.015 each quarter, reducing retained earnings by $13.5 million and $13.4 million, respectively. Autodesk discontinued the payment of cash dividends after the dividend payable for the fourth quarter of fiscal 2005, was paid in April 2005.

Note 9. Employee and Director Benefit Plans

Stock Option Plans

As of January 31, 2006, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors: the 1996 Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are six expired or terminated plans with options outstanding, including the Nonstatutory Stock Option Plan (available only to non-executive employees and consultants) which was terminated by the Board of Directors (the “Board”) in December 2004. Autodesk does not have a practice of awarding stock options to consultants.

The 1996 Stock Plan (the “1996 Plan”), which was approved by stockholders, allowed for options to be granted to employees, including officers. This plan initially allowed for the number of shares available for future issuance to be automatically increased on the first trading day of each fiscal year by an amount equal to the lesser of 20.0 million shares or 3.5% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. In March 2005 the Board amended the 1996 Plan to eliminate, effective immediately, this evergreen feature. The Board also approved an amendment to the 1996 Plan to decrease the number of shares reserved for issuance under such plan by an additional 10.0 million shares. The 1996 Plan expired in March 2006.

On November 10, 2005, the Company’s stockholders approved a new stock plan, the 2006 Employee Stock Plan as well as amendments to the 2000 Directors’ Option Plan. The 2006 Employee Stock Plan reserves 9.65 million shares of

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Autodesk common stock, plus the shares that remained available for issuance under the 1996 Plan upon its expiration, for issuance under the plan. The 2006 Employee Stock Plan, which will expire in fiscal year 2009, is limited to grants of stock options to employees. The 2006 Employee Stock Plan replaced the 1996 Plan on March 21, 2006.

The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to members of Autodesk’s outside Board of Directors. At January 31, 2006, 0.8 million shares were available for future issuance, including the additional 0.75 million shares approved by the stockholders on November 10, 2005.

Options granted under the above mentioned plans vest over periods ranging from one to four years and generally expire within six to ten years from the date of grant. Under the 2006 Employee Stock Plan and the 2000 Directors’ Option Plan, as amended, the option term is limited to no more than six years. The exercise price of the stock options is equal to the fair market value of the stock on the grant date.

A summary of stock option activity is as follows:

	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 2003	58,890	$8.10
Granted	12,921	8.73
Exercised	(12,850)	7.24
Canceled	(6,025)	8.57

Options outstanding at January 31, 2004	52,936	$8.40
Granted	11,550	17.52
Exercised	(25,445)	8.46
Canceled	(2,635)	9.46

Options outstanding at January 31, 2005	36,406	$11.17
Granted	6,824	32.39
Options assumed in an acquisition	198	2.28
Exercised	(11,875)	9.36
Canceled	(1,511)	15.33

Options outstanding at January 31, 2006	30,042	$16.44

Options exercisable at January 31, 2004	26,506	8.50
Options exercisable at January 31, 2005	12,637	8.14
Options exercisable at January 31, 2006	12,514	10.13

Options available for grant at January 31, 2006	4,604

The following table summarizes information about options outstanding and exercisable at January 31, 2006:

	Options Exercisable		Options Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price
Range of per share exercise prices:
$ 0.20 – 7.85	3,681	$6.66	6,060	6.7	$6.78
$ 7.87 – 10.25	4,928	8.71	6,086	6.0	8.81
$ 10.34 – 16.42	2,607	12.26	6,612	6.9	13.33
$ 17.36 – 29.37	1,033	18.64	7,330	7.2	23.60
$ 30.15 – 47.24	265	30.79	3,954	6.8	34.93

	12,514	$10.13	30,042	6.7	$16.44

These options will expire if not exercised at specific dates ranging through June 2015.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 31, 2006, a total of 48.8 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs. This amount does not include the 9.65 million shares reserved for future issuance under the 2006 Employee Stock Plan.

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s employee qualified stock purchase plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2006, a total of 14.2 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Autodesk issued 1.9 million shares at an average price of $17.99 per share in fiscal 2006, 4.6 million shares at an average price of $5.73 per share in fiscal 2005, and 4.2 million shares at an average price of $5.48 in fiscal 2004. The provisions of this plan expire during 2018.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2006 (number of securities in thousands).

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	26,325	$17.40	18,755	(2)
Equity compensation plans not approved by security holders (3)	3,717	$9.63	—

Total	30,042	$16.44	18,755

(1)	Included in these amounts are 0.2 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $3.93 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	Included in this amount are 14.2 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan. This amount does not include 9.65 million securities available for future issuance under the 2006 Employee Stock Plan, which became effective in March 2006.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service; in fiscal 2004 employees were limited to contributions up to 20% of their pretax salary. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $6.6 million in fiscal 2006, $6.0 million in fiscal 2005 and $6.2 million in fiscal 2004. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides defined-contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined-contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $5.5 million in fiscal 2006, $4.7 million in fiscal 2005 and $4.4 million in fiscal 2004.

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. (See Note 4, “Restricted Financial Instruments”, for further discussion).

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Business Combinations

The following acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations (“SFAS 141”). Accordingly, the results of operations of each acquisition are included in the accompanying Consolidated Statements of Income since the acquisition dates, and the related assets and liabilities were recorded based upon their relative fair values at their respective acquisition dates. Pro forma financial information has been presented for the Alias acquisition. Pro forma financial information for the other acquired entities has not been presented, as their historical operations were not material to Autodesk’s consolidated financial statements either individually or in the aggregate.

Alias Systems Holdings, Inc. (“Alias”)

In January 2006, Autodesk acquired Alias Systems Holdings, Inc., a privately held developer of 3D graphics technology for total cash consideration of $196.8 million. A portion of the total cash consideration, $36.4 million, has been set aside in an escrow account for two years following the acquisition date. The escrow is to be held as partial security for certain losses incurred by Autodesk in the event of certain breaches of the representations and warranties covered in the agreement.

In addition, Autodesk also assumed all outstanding unvested options to purchase shares of Alias common stock, which converted into options to purchase 198,405 shares of Autodesk common stock. The fair value of these stock options of $8.1 million increased the total purchase price consideration. The intrinsic value of these options, which relates to future services, was $8.2 million and is included in deferred compensation within stockholders’ equity.

Autodesk incurred approximately $1.8 million in costs directly related to the consummation of this transaction. These costs were reflected in the total purchase price consideration.

The acquisition is being integrated into the Manufacturing Solutions Divisions of the Design Solutions Segment and into the Media and Entertainment Segment.

Management’s preliminary allocation of the purchase price, which was based on valuations of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

Developed technologies (6 year useful life)	$34.8
In-process research and development	7.9
Customer relationships (7 year useful life)	29.8
Tradenames (6 year useful life)	8.1
Goodwill	123.0
Deferred revenue	(5.1)
Net tangible assets	11.1
Restructuring reserve	(11.1)

$198.5

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In-process research and development (“IPR&D”) represents incomplete Alias research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The total IPR&D amount was recorded in research and development on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with Alias’s existing customers. Trade name represents the estimated fair value of the Alias trade name and trademarks. The $123.0 million of goodwill, which is not deductible for tax purposes, was assigned to the Media and Entertainment Segment ($73.5 million) and to the Manufacturing Solutions Division of the Design Solutions Segment ($49.5 million). The goodwill represents the premium paid for Alias’ established products.

The deferred revenue amount of $5.1 million represents the estimated fair value of the support obligations assumed from Alias in connection with this acquisition. As a result of the fair value determination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” Autodesk recorded an adjustment to reduce the carrying value of Alias’ deferred revenue balance at the acquisition date by $12.0 million to $5.1 million. Autodesk estimates that the support obligations assumed from Alias will be fulfilled by the middle of fiscal 2008.

Autodesk management approved a restructuring plan directly resulting from the Alias acquisition and involving the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). The total restructuring reserve established for this plan was reflected as an allocation item in the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Total estimated cost of the Alias Restructuring Plan is $11.1 million. This plan involves termination of approximately 130 positions worldwide at an estimated cost for severance and outplacement of approximately $8.8 million. In addition, this plan also involves costs associated with exiting leased facilities and abandonment of certain assets of approximately $2.3 million. Substantially all of the actions required of the Alias Restructuring Plan are expected to be completed by the fourth quarter of fiscal 2007.

Autodesk currently has not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items would be included in the purchase price allocation. Furthermore, the purchase price allocation is also dependent upon the final determination of costs under the Alias Restructuring Plan.

The following unaudited pro forma financial information summarized the combined results of operations of Autodesk and Alias, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information in fiscal 2006 combines the historical financial results of Autodesk for the year ended January 31, 2006 and the historical financial results of Alias for the period from February 1, 2005 to January 9, 2006. Autodesk’s Consolidated Statements of Income for fiscal year 2006 include Alias’ financial results for the period from the acquisition date, January 10, 2006, through January 31, 2006. The unaudited pro forma financial information in fiscal 2005 combines the historical financial results for Autodesk, with the historical financial results of Alias for the twelve months ended January 31, 2005. The pro forma financial information presented includes the business combination accounting effects of amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, adjustment to reduce the carrying value of Alias’ deferred balance, adjustments to depreciation on acquired property and related tax effects.

	Year Ended January 31,
	2006	2005
	(unaudited)
Total net revenues	$1,618.2	$1,299.5
Net income	$324.7	$206.8
Basic net income per share	$1.42	$0.91
Diluted net income per share	$1.31	$0.84

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c-plan AG (“c-plan”)

In June 2005, Autodesk acquired c-plan, a privately-held Swiss company, for cash consideration of $24.1 million. Of this amount, $2.2 million is payable over two years and is contingent on the continued employment of key employees. This amount will be recorded as compensation expense in future periods as it is incurred and is, therefore, excluded from the total purchase price consideration. Autodesk incorporates c-plan’s family of geospatial applications and data management solutions into its Infrastructure Lifecycle Management solution offerings.

This acquisition expands Autodesk’s geospatial technology product portfolio and strengthens its market position throughout central Europe.

Management’s allocation of the purchase consideration, based on a valuation of the acquired assets and liabilities performed in part by a third-party appraiser, is as follows:

Net tangible assets	$8.2
Developed technology (5 year useful life)	4.2
Customer relationships (6 year useful life)	2.6
Trade name (2 year useful life)	0.2
Goodwill	7.0
Deferred revenue	(0.3)

$21.9

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

Colorfront Ltd. (“Colorfront”)

In June 2005, Autodesk acquired certain assets of Colorfront Ltd., a developer of color correction technology for film studios and digital film laboratories, for cash consideration of $15.2 million. Of this amount, $0.7 million is payable over the next year and is contingent upon the continued employment of a key employee. This amount will be allocated to future compensation expense in the period in which it is incurred and is, therefore, excluded from the total purchase price consideration. In addition, $0.5 million was recorded as royalty expense during fiscal 2006 related to the settlement of a pre-existing royalty agreement with Colorfront.

This acquisition provides Autodesk with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform optimization.

Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third-party appraiser, is as follows:

Developed technology (4 year useful life)	$3.1
In-process research and development	1.2
Customer relationships (3.5 year useful life)	0.2
Goodwill	9.4
Net tangible assets	0.1

$14.0

The value assigned to IPR&D, which was expensed during the second quarter of fiscal 2006, was determined by identifying projects in areas where technological feasibility had not been achieved and alternative future uses did not exist.

The goodwill balance of $9.4 million, which is deductible for tax purposes, was assigned to the Media and Entertainment Segment. This acquired asset relates to the premium paid for Colorfront’s color correction technology, which provides Autodesk with further long-term growth opportunities in the digital film industry.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compass Systems GmbH (“Compass”)

In March 2005, Autodesk acquired certain assets of Compass Systems GmbH, the European-based developer of the Compass family of data management solutions, for cash consideration of $16.5 million. The acquisition is intended to allow Autodesk to more quickly expand its data management solution and deliver on its plans to provide a comprehensive data management solution for small- and medium-size manufacturers. Immediately prior to the acquisition, Compass was owned 50.1% by one of Autodesk’s largest resellers.

Management’s allocation of the purchase consideration, based on a valuation of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

Developed technology (3 year useful life)	$3.7
Customer relationships (7 year useful life)	6.5
Backlog	0.2
Goodwill	5.8
Net tangible assets	0.3

$16.5

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

Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed, in part, by a third party appraiser, is as follows (in thousands):

Developed technologies (3 year useful life)	$1.9
Other assets	0.7
Goodwill	3.9

$6.5

The $3.9 million of goodwill, which was deductible for tax purposes, was assigned to the Manufacturing Solutions Division of the Design Solutions Segment. The goodwill was attributed to the premium paid for a reduced time to market and competitive advantage with respect to future growth of Autodesk’s 3D-based products.

Note 11. Restructuring Reserves

During the fourth quarter of fiscal 2006, management approved a restructuring plan directly resulting from the Alias acquisition and involving the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). Total estimated cost of the Alias Restructuring Plan is $11.1 million. The total restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Therefore, the utilization from this reserve will not be reflected as a restructuring expense but instead reflected as a reduction from this reserve.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in the elimination of 402 positions and the closure of a number of offices worldwide with a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve the Company’s targeted operating margins and redirect resources to product development, sales development and other critical areas. Of the $27.5 million, $23.4 million was attributable to termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charges was attributable to lease termination costs, which include losses on operating leases as well as the impairment of related leasehold improvements and equipment. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005. The remaining outstanding lease termination costs relate to operating lease agreements expiring between fiscal 2007 and fiscal 2012.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2006 and 2005.

	Balance at January 31, 2005	Additions	Charges Utilized (1)	Reversals	Balance at January 31, 2006
Alias Restructuring Plan
Lease termination and asset costs	$—	$2.3	$(0.8)	$—	$1.5
Employee termination costs	—	8.8	(2.6)	—	6.2
Fiscal 2004 Plan
Lease termination costs	2.0	—	(1.3)	—	0.7
Employee termination costs	4.4	—	(4.0)	—	0.4
Fiscal 2002 Plan
Lease termination costs	6.7	—	(2.0)	—	4.7

Total	$13.1	$11.1	$(10.7)	$—	$13.5

Current portion (2)	$7.5				$9.0
Non-current portion (2)	5.6				4.5

Total	$13.1				$13.5

	Balance at January 31, 2004	Additions	Charges Utilized (1)	Reversals	Balance at January 31, 2005
Fiscal 2004 Plan
Lease termination costs	$0.1	$3.9	$(2.0)	$—	$2.0
Employee termination costs	1.2	19.8	(16.6)	—	4.4
Fiscal 2002 Plan
Lease termination costs	8.1	3.1	(4.4)	(0.1)	6.7

Total	$9.4	$26.8	$(23.0)	$(0.1)	$13.1

Current portion (2)	$9.4				$7.5
Non-current portion (2)					5.6

Total	$9.4				$13.1

(1)	Charges utilized include $1.2 million of non-cash charges during fiscal 2005. Autodesk expects to pay the employee termination costs within one year and the lease termination costs over a period ranging from one to five years.
(2)	Beginning January 31, 2005, the current and non-current portion of the restructuring reserves are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively. Prior to January 31, 2005, the restructuring reserves were recorded in the Consolidated Balance Sheets under “Other accrued liabilities”.

An analysis of the Alias Restructuring Plan and Fiscal 2004 Plan during fiscal 2006 and fiscal 2005, by reportable segment, are included in Note 13, “Segments.”

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Interest and Other Income, net

Interest and other income, net, consists of the following:

	2006	2005	2004
Interest and investment income, net	$13.2	$7.2	$10.4
Foreign-based stamp taxes	—	(2.8)	—
Gains (losses) on foreign currency transactions	(0.7)	0.8	3.3
Write-downs of cost method investments	—	—	(0.6)
Legal proceeding settlement	—	2.4	—
Net realized gains on sales of marketable securities	—	0.5	1.6
Other income	0.7	3.3	2.3

	$13.2	$11.4	$17.0

Note 13. Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers, who design, build, manage and own building projects; who design, manufacture and manage manufactured goods; and who design, build, manage and own infrastructure projects for both public and private users. The Design Solutions Segment consists of a general design platform division and industry-specific business divisions. These are: Platform Technology Division and Other, which includes revenue from Autodesk Collaboration Services and Autodesk Consulting; Manufacturing Solutions Division; Infrastructure Solutions Division; and Business Solutions Division. Total sales of AutoCAD and AutoCAD LT (2D design products) accounted for 44%, 44% and 45% of consolidated net revenues in fiscal 2006, 2005 and 2004, respectively. Total sales of 3D design products (Autodesk Inventor products, Autodesk Revit products and Autodesk Civil 3D) accounted for 19%, 14% and 11% of consolidated net revenues in fiscal 2006, 2005 and 2004, respectively.

The Media and Entertainment Segment (formerly known as the Discreet Segment) derives revenues from the sale of products to post production facilities, film studios, broadcasters and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming.

Both reportable segments distribute their respective products primarily through authorized dealers and distributors, and, to a lesser extent, through direct sales to end-users.

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies”. Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 1, “Business and Summary of Significant Accounting Polices”. Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2006	2005	2004
Net revenues:
Design Solutions	$1,344.5	$1,071.3	$811.7
Media and Entertainment	172.3	160.0	139.6
Other	6.4	2.5	0.3

	$1,523.2	$1,233.8	$951.6

Income from operations:
Design Solutions	$646.6	$491.0	$343.0
Media and Entertainment	33.0	27.9	6.2
Unallocated amounts(1)	(309.8)	(284.0)	(243.0)

	$369.8	$234.9	$106.2

Depreciation and amortization:
Design Solutions	$18.0	$24.5	$22.8
Media and Entertainment	3.3	3.3	6.2
Unallocated amounts	22.4	24.1	21.3

	$43.7	$51.9	$50.3

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments. Unallocated amounts in fiscal 2005 and 2004 also include $26.7 million and $3.2 million resulting from restructuring activity, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Fiscal year ended January 31,
	2006	2005	2004
Net revenues:
Platform Technology Division and Other	$731.6	$599.5	$471.1
Manufacturing Solutions Division	256.9	199.7	141.4
Building Solutions Division	177.6	124.3	81.2
Infrastructure Solutions Division	178.4	147.8	118.0

	$1,344.5	$1,071.3	$811.7

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2006	2005	2004
Net revenues:
U.S.	$514.6	$434.5	$348.7
Other Americas	94.6	76.4	60.9

Total Americas	609.2	510.9	409.6

Europe, Middle East and Africa	558.2	443.7	337.2

Japan	164.9	138.4	99.0
Other Asia/Pacific	190.9	140.8	105.8

Total Asia/Pacific	355.8	279.2	204.8

Total net revenues	$1,523.2	$1,233.8	$951.6

	January 31,
	2006	2005
Long-lived assets: (1)
U.S. operations	$143.6	$305.6
Other Americas	19.7	5.0

Total Americas	163.3	310.6

Neuchâtel, Switzerland (2)	49.2	19.0
Other Europe, Middle East and Africa (3)	592.0	229.8

Total Europe, Middle East and Africa	641.2	248.8

Asia/Pacific	9.4	8.7

Consolidating eliminations	(329.1)	(312.8)

Total long-lived assets	$484.8	$255.3

(1)	Long-lived assets exclude deferred tax assets.
(2)	During fiscal 2005, an Investment in Discreet (now Autodesk Canada) held by Neuchâtel, Switzerland, was eliminated as a result of an internal reorganization (See Note 5, “Income Taxes,” for further discussion). In previous periods, this investment eliminated upon consolidation.
(3)	During fiscal 2006, Autodesk Development B.V. (Netherlands) acquired a $358 million partial interest in Autodesk Asia Pte Ltd. which had previously been held by Autodesk, Inc. as a result of an internal reorganization. This investment is eliminated upon consolidation.

In fiscal 2006, 2005 and 2004, total sales to a single distributor, Tech Data Corporation, including its affiliates, accounted for 11%, 12% and 11% of Autodesk’s consolidated net revenues, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables sets forth the Alias Restructuring Plan and the Fiscal 2004 Plan activities that relate to each reportable segment during fiscal years ended January 31, 2006 and 2005.

Alias Restructuring Plan

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Total
Balance at January 31, 2005	$—	$—	$—	$—	$—	$—	$—
Additions	0.9	3.5	1.4	5.3	—	—	11.1
Charges utilized	(0.3)	(1.0)	(0.5)	(1.6)	—	—	(3.4)

Balance at January 31, 2006	$0.6	$2.5	$0.9	$3.7	$—	$—	$7.7

Fiscal 2004 Plan

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Total
Balance at January 31, 2004	$0.2	$0.3	$—	$0.3	$—	$0.5	$1.3
Additions	1.8	8.5	1.1	4.8	1.0	6.5	23.7
Charges utilized	(1.1)	(7.3)	(0.3)	(4.5)	(0.7)	(4.7)	(18.6)
Balance at January 31, 2005	$0.9	$1.5	$0.8	$0.6	$0.3	$2.3	$6.4
Additions	—	—	—	—	—	—	—
Charges utilized	(0.9)	(1.3)	(0.3)	(0.5)	(0.1)	(2.2)	(5.3)

Balance at January 31, 2006	$—	$0.2	$0.5	$0.1	$0.2	$0.1	$1.1

Since the inception of the Fiscal 2004 Plan, the Design Solutions Segment and the Media and Entertainment Segment recorded restructuring charges totaling $11.5 million and $7.0 million, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	January 31,
	2006	2005	2004
Net income	$328.9	$221.5	$120.3
Net unrealized gains on available-for-sale securities:
Change in net unrealized gains on available-for-sale securities, net of tax benefit of $0.8 in 2005 and $0.3 in 2004	—	(1.2)	(0.5)
Less: net unrealized gains reclassified into earnings, net of tax charge of $0.2 in 2005 and $0.6 in 2004	—	0.3	1.0

Change in net unrealized gains	—	(1.5)	(1.5)

Net change in cumulative foreign currency translation adjustment	(4.6)	3.4	8.3

Total comprehensive income	$324.3	$223.4	$127.1

Accumulated other comprehensive loss, net of taxes, was comprised of foreign currency translation adjustments of $7.4 million at January 31, 2006 and $2.8 million at January 31, 2005.

Note 15. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2006 and 2005 is as follows:

	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Fiscal 2006
Net revenues	$355.1	$373.0	$378.3	$416.8	$1,523.2
Gross margin	311.6	328.5	335.9	376.3	1,352.3
Income from operations	90.6	88.9	93.0	97.3	369.8
Net income	76.1	75.3	94.5	83.0	328.9
Basic net income per share	0.33	0.33	0.41	0.36	1.44
Diluted net income per share	0.31	0.30	0.38	0.33	1.33
Fiscal 2005
Net revenues	$297.9	$279.6	$300.2	$356.1	$1,233.8
Gross margin	256.0	239.3	256.8	312.2	1,064.3
Income from operations	53.5	49.3	53.9	78.2	234.9
Net income	42.5	39.1	74.1	65.8	221.5
Basic net income per share	0.19	0.17	0.33	0.29	0.98
Diluted net income per share	0.18	0.16	0.30	0.26	0.90

Results for the first and third quarters of fiscal 2006 include non-recurring tax benefits of $1.2 million and $6.9 million, respectively, and the fourth quarter includes a non-recurring tax charge of $1.3 million. In addition, results for the second and third quarters of fiscal 2006 include non-recurring tax benefits of $1.9 million and $10.6 million, respectively, related to the impact of the DRD Legislation on prior fiscal years earnings. The fourth quarter of fiscal 2006 also includes $7.9 million of in-process research and development expenses and $0.7 million of intangible amortization, both related to the acquisition of Alias. The acquisition of Alias is described at Note 10, “Business Combinations.”

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

Note 16. Subsequent Events (Unaudited)

In February 2006, Autodesk entered into an agreement to acquire Constructware for approximately $46 million cash, which is subject to a working capital adjustment. Constructware provides on-demand communication and collaboration solutions that streamline design, construction and facility project management. This acquisition, expected to close in the first quarter of fiscal 2007, is intended to enable Autodesk to rapidly expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities. This acquisition will be integrated into the Platform Technology Division and Other of the Design Solutions Segment.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc., as of January 31, 2006 and 2005 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Autodesk, Inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 27, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Autodesk, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Autodesk, Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alias, Inc, which is included in the January 31, 2006 consolidated financial statements of Autodesk, Inc. and constituted 3% and 2% of total and net assets, respectively, as of January 31, 2006 and less than 1% of revenues and less than 1% of net income for the year then ended. Our audit of internal control over financial reporting of Autodesk, Inc. also did not include an evaluation of the internal control over financial reporting of Alias, Inc.

In our opinion, management’s assessment that Autodesk Inc. maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Autodesk Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006 of Autodesk, Inc. and our report dated March 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March, 27 2006

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. As allowed pursuant to guidance from the Securities and Exchange Commission, we have excluded from our evaluation the internal control over financial reporting of Alias Systems which we acquired on January 10, 2006. As of and for the year ended January 31, 2006, revenues and net income of Alias Systems represented less than 1% of consolidated revenues and less than 1% of net income, respectively, and total assets and net tangible assets of Alias Systems represented 3% of consolidated total assets and 2% of net tangible assets, respectively. Our management has concluded that, as of January 31, 2006, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

ITEM 9B. OTHER INFORMATION

None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Fee Disclosure.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements: The information concerning Autodesk’s financial statements, and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2006, 2005 and 2004, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c) Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULE II

AUTODESK, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions Write-Offs	Balance at End of Year
Fiscal year ended January 31, 2006
Allowance for doubtful accounts	$7.2	$1.6	$0.6	$8.2
Product returns reserves	18.0	38.3	42.1	14.2
Restructuring	13.1	11.1	10.7	13.5
Fiscal year ended January 31, 2005
Allowance for doubtful accounts	$9.7	$(0.2)	$2.3	$7.2
Product returns reserves	23.2	37.7	42.9	18.0
Restructuring	9.4	26.8	23.1	13.1
Fiscal year ended January 31, 2004
Allowance for doubtful accounts	$9.2	$2.4	$1.9	$9.7
Product returns reserves	23.9	43.5	44.2	23.2
Restructuring	21.7	4.8	17.1	9.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CAROL A. BARTZ
Carol A. Bartz Chairman of the Board

Dated: March 30, 2006

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

Signature	Title	Date

/S/ CAROL A. BARTZ Carol A. Bartz	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2006

/S/ ALFRED J. CASTINO Alfred J. Castino	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2006

/S/ ANDREW D. MILLER Andrew D. Miller	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 30, 2006

/S/ CARL BASS Carl Bass	Director	March 30, 2006

/S/ MARK A. BERTELSEN Mark A. Bertelsen	Director	March 30, 2006

/S/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director	March 30, 2006

/S/ J. HALLAM DAWSON J. Hallam Dawson	Director	March 30, 2006

/S/ MIKE FISTER Mike Fister	Director	March 30, 2006

/S/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	March 30, 2006

/S/ STEVEN L. SCHEID Steven L. Scheid	Director	March 30, 2006

/S/ MARY ALICE TAYLOR Mary Alice Taylor	Director	March 30, 2006

/S/ LARRY W. WANGBERG Larry W. Wangberg	Director	March 30, 2006

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 4, 2005 by and among Autodesk, Inc., Maytag Acquisition Corporation, Alias Systems Holdings Inc., Accel-KKR Company, LLC and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005).

3.1	Amended and Restated Certificate of Incorporation of Registrant

3.2	Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on January 18, 2006)

10.1*	Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

10.2*	Registrant’s 1996 Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.4*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*	Registrant’s 2000 Directors’ Option Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.6*	Registrant’s 2000 Directors’ Option Plan Forms of Agreements

10.7*	Registrant’s 2006 Employee Stock Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.8*	Registrant’s 2006 Employee Stock Plan Forms of Agreement

10.9*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.10*	Agreement between Registrant and Carol A. Bartz dated April 7, 1992 (incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1992)

10.11*	Executive Change in Control Program (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.12*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.13*	Executive Incentive Plan

10.14*	Participants, target awards and payout formulas for fiscal year 2007 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on March 14, 2006)

10.15	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.