Form 10-Q
period 2006-04-30
AUTODESK INC
filed 2006-06-06
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-14338

AUTODESK, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2819853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 McInnis Parkway San Rafael, California	94903
(Address of principal executive offices)	(Zip Code)

Telephone Number (415) 507-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2006, there were approximately 231.7 million shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2006	2005
Net revenues:
License and other	$349.4	$296.4
Maintenance	86.6	58.7

Total net revenues	436.0	355.1

Costs and expenses:
Cost of license and other revenues	47.5	38.7
Cost of maintenance revenues	2.4	4.8
Marketing and sales	170.4	127.4
Research and development	99.4	65.9
General and administrative	57.0	27.7

Total costs and expenses	376.7	264.5

Income from operations	59.3	90.6
Interest and other income, net	3.5	3.0

Income before income taxes	62.8	93.6
Provision for income taxes	(14.3)	(17.5)

Net income	$48.5	$76.1

Basic net income per share	$0.21	$0.33

Diluted net income per share	$0.20	$0.31

Shares used in computing basic net income per share	230.3	227.7

Shares used in computing diluted net income per share	244.7	249.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Under Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment,” net income for the first quarter of fiscal 2007 included stock-based compensation expense of $16.0 million, net of tax. Net income for the first quarter of fiscal 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 of $0.1 million. See Note 4, “Employee Stock Compensation,” to the Condensed Consolidated Financial Statements for additional information.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	April 30, 2006	January 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$257.3	$287.2
Marketable securities	128.5	90.3
Accounts receivable, net	276.4	261.4
Inventories	13.2	14.2
Deferred income taxes	85.9	64.4
Prepaid expenses and other current assets	25.6	29.3

Total current assets	786.9	746.8

Computer equipment, software, furniture and leasehold improvements, net	65.9	61.4
Purchased technologies, net	51.9	49.8
Goodwill	354.3	318.2
Deferred income taxes, net	99.0	129.2
Other assets	81.6	55.4

	$1,439.6	$1,360.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59.8	$56.4
Accrued compensation	75.4	121.3
Accrued income taxes	21.1	10.8
Deferred revenues	285.9	249.8
Other accrued liabilities	77.8	68.6

Total current liabilities	520.0	506.9

Deferred revenues	41.2	35.8
Other liabilities	32.1	26.8

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	809.1	773.7
Accumulated other comprehensive loss	(5.7)	(7.4)
Deferred compensation	—	(6.1)
Retained earnings	42.9	31.1

Total stockholders’ equity	846.3	791.3

	$1,439.6	$1,360.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended April 30,
	2006	2005
Operating Activities
Net income	$48.5	$76.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.5	12.6
Stock-based compensation expense	21.7	0.1
Tax benefits from employee stock plans	—	23.9
Changes in operating assets and liabilities, net of business combinations	7.5	(49.4)

Net cash provided by operating activities	90.2	63.3

Investing Activities
Purchases of available-for-sale marketable securities	(189.2)	(5.4)
Sales of available-for-sale marketable securities	152.8	—
Maturities of available-for-sale marketable securities	—	0.7
Business combinations, net of cash acquired	(43.5)	(14.6)
Acquisition of unconsolidated subsidiary	(12.5)	—
Capital and other expenditures	(11.4)	(5.5)

Net cash used in investing activities	(103.8)	(24.8)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	49.2	40.1
Repurchases of common stock	(65.8)	(73.6)
Dividends paid	—	(3.4)

Net cash used in financing activities	(16.6)	(36.9)

Effect of exchange rate changes on cash and cash equivalents	0.3	(1.2)

Net (decrease) increase in cash and cash equivalents	(29.9)	0.4
Cash and cash equivalents at beginning of year	287.2	517.7

Cash and cash equivalents at end of period	$257.3	$518.1

Supplemental cash flow information:
Net cash paid during the period for income taxes	$2.9	$4.2

Supplemental non-cash investing activity:
Accounts receivable reduction as partial consideration in business combination	$—	$1.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2006 and for the three months ended April 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries and entries arising from acquisitions during the quarter considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2007 or for any other period. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s fiscal 2006 Annual Report on Form 10-K.

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S. and China, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies. The Hanna Strategies investment is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings. Autodesk is currently the only customer of Hanna Strategies. The investment is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment is included in the Condensed Consolidated Balance Sheets under “Other assets” and is adjusted by Autodesk’s ownership percentage of the results of operations of Hanna Strategies and the elimination of intercompany profit or loss. Beginning from the date of Autodesk’s investment, the Condensed Consolidated Statements of Income include 28% of Hanna Strategies’ operating expenses in “Interest and other income, net.” Autodesk incurred approximately $6.1 million during the current quarter and approximately $4.9 million during the same period in the prior fiscal year for consulting services and purchased in-process technology from Hanna Strategies. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use.

Certain reclassifications have been made to fiscal 2006 amounts to conform to the fiscal 2007 presentation. Autodesk reclassified $8.1 million in marketable securities on its Condensed Consolidated Balance Sheet at January 31, 2006. This amount was originally classified as a non-current asset, included in “Other assets,” but was subsequently reclassified as a current asset and included in “Marketable securities.” The reclassification resulted from Autodesk’s determination that amounts originally classified as non-current marketable securities were current, available-for-sale, marketable securities.

2.	Recently Issued Accounting Standards

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition through a cumulative effect adjustment within net income of the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. Autodesk does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

3.	Concentration of Credit Risks and Significant Customers

In the first quarters of fiscal 2007 and 2006, total sales to a single distributor, Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 12% of Autodesk’s consolidated net revenues for both periods. In addition, Tech Data accounted for 14% and 13% of gross accounts receivable at April 30, 2006 and January 31, 2006, respectively.

4.	Employee Stock Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s Consolidated Statements of Income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.

Autodesk adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s unaudited condensed consolidated financial statements as of and for the three months ended April 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated financial statements for prior periods have not been restated, and do not include, the impact of compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense recognized in Autodesk’s condensed consolidated financial statements resulted primarily from stock options issued upon consummation of an acquisition.

Autodesk uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as a method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of SAB 107 was applied in connection with its implementation and adoption of SFAS 123R.

Stock Option Plans

As of April 30, 2006, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors (the “Board”): the 2006 Employee Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are eight expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006. In connection with the acquisitions of various companies, Autodesk has also issued replacement options.

On November 10, 2005, the Company’s stockholders approved a new stock plan, the 2006 Employee Stock Plan (the “2006 Plan”) as well as amendments to the 2000 Directors’ Option Plan. The 2006 Plan reserves 9.65 million shares of Autodesk common stock, plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At April 30, 2006, 9.72 million shares were available for future issuance. The 2006 Plan will expire in fiscal year 2009.

The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At April 30, 2006, 0.83 million shares were available for future issuance, including the additional 0.75 million shares approved by the stockholders on November 10, 2005.

Options granted under the above mentioned plans vest over periods ranging from one to five years and generally expire within six to ten years from the date of grant. Under the 2006 Plan and the 2000 Directors’ Option Plan, as amended, the option term is limited to no more than six years. The exercise price of the stock options is equal to the fair market value of the stock on the grant date.

A summary of stock option activity for the three months ended April 30, 2006 is as follows:

	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 2006	30,042	$16.44
Granted	3,853	37.74
Options assumed in an acquisition	12	17.26
Exercised	(2,539)	11.92
Forfeited	(500)	19.66

Options outstanding at April 30, 2006	30,868	$19.42

Options exercisable at April 30, 2006	13,563	$12.26
Options available for grant at April 30, 2006	10,547

The total pre-tax intrinsic value of options exercised during the three months ended April 30, 2006 and 2005 was $70.5 million and $53.1 million, respectively. The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2006 was $13.69 per share. As of April 30, 2006, total compensation cost related to nonvested awards not yet recognized of $148.0 million is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes information about options outstanding and exercisable at April 30, 2006:

	Options Exercisable				Options Outstanding
	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per share exercise prices:
$0.20-8.25	4,875		$7.09		6,746		$7.06
$8.27-13.40	5,235		10.55		7,187		10.64
$14.15-29.37	2,930		20.63		9,370		21.29
$30.15-38.00	523		30.56		6,515		35.16
$41.70-47.24	—		—		1,050		44.45

	13,563	6.0	$12.26	$404.0	30,868	6.4	$19.42	$700.9

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $42.04 as of April 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through June 2015. At April 30, 2006, a total of 28.7 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

Autodesk uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards based on the following assumptions:

Three Months Ended April 30, 2006
Expected volatility	0.39
Expected life (in years)	3.8 years
Expected dividends	0.0%
Risk-free interest rate	4.79%

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

Autodesk uses third-party analysis to assist in estimating the expected life of options granted under the Company’s stock option plans. In estimating the expected term, both exercise behavior and post-vesting termination behavior were included in the analysis, as well as consideration of outstanding options. The risk-free interest rate used in the Black-Scholes option valuation model is the historical yield on U.S. Treasury zero-coupon issues with equivalent remaining terms. Autodesk does not pay any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option valuation model.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At April 30, 2006, a total of 18.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. During the three months ended April 30, 2006 and 2005, Autodesk issued 0.8 million shares at an average price of $22.46 per share and 1.9 million shares at an average price of $17.98 per share, respectively. The provisions of this plan expire during 2018.

The weighted average estimated fair value of shares granted under the ESP Plan was $12.21 for the three months ended April 30, 2006. Autodesk uses the Black-Scholes option-pricing model to estimate the fair value of awards under its ESP Plan based on the following assumptions:

Three Months Ended April 30, 2006
Expected volatility	0.37-0.40
Expected life (in years)	0.5-2.0 years
Expected dividends	0.0%
Range of risk-free interest rates	4.80-4.82%

Autodesk estimates the expected term of share purchases based each future purchase date. Expected volatility is based on both historical volatility in the trading market for the Company’s common stock as well as implied volatility. The risk-free interest rate used in the Black-Scholes option valuation model is the historical yield on U.S. Treasury securities with equivalent remaining terms. Autodesk does not pay any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option valuation model.

Expense and Pro Forma Information under SFAS 123R

On February 1, 2006, Autodesk adopted SFAS 123R, which requires the measurement of all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and the recording of such expense in Autodesk’s consolidated statements of income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes the impact of adopting SFAS 123R on stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended April 30, 2006, which was allocated as follows:

Three Months Ended April 30, 2006
Cost of license and other revenues	$0.9
Marketing and sales	9.1
Research and development	6.9
General and administrative	4.2

Stock-based compensation expense related to employee stock options and employee stock purchases	21.1
Tax benefit	(5.1)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$16.0

Reduction of net income per share:
Basic	$0.07

Diluted	$0.07

The following table illustrates the pro-forma effect on net income and net income per share if Autodesk had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three months ended April 30, 2005:

Three Months Ended April 30, 2005
Net income—as reported	$76.1
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	0.1
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(19.1)

Pro forma net income	$57.1

Net income per share:
Basic—as reported	$0.33

Basic—pro forma	$0.25

Diluted—as reported	$0.31

Diluted—pro forma	$0.23

The weighted average estimated fair value of stock options granted and ESP Plan awards was $12.68 and $11.36, respectively, for the three months ended April 30, 2005 using the Black–Scholes model with the following assumptions:

	Three Months Ended April 30, 2005
	Stock Option Plans	ESP Plan
Expected volatility	0.49	0.36-0.39
Expected life (in years)	4.1 years	0.5-2.0 years
Expected dividends	0.0%	0.0%
Range of risk-free interest rates	3.82%	3.14-3.62%

5.	Income Taxes

During the first quarter of fiscal 2007, Autodesk’s effective tax rate was 23%, up from 19% in the first quarter of fiscal 2006. The increase was primarily a result of the repatriation of certain foreign dividends in the first quarter of fiscal 2006 under the American Jobs Creation Act of 2004 at a rate lower than the 35% federal statutory rate. This lower tax rate was not effective for years beyond fiscal 2006. In addition, the increase was also due to the expiration of the federal research credit on December 31, 2005 and a reduction in tax benefits from the extraterritorial income exclusion. The increase in effective tax rate in the current quarter was partially offset by an increase in tax benefits from foreign profits taxed at rates less than the U.S. federal statutory rate.

The effective tax rate for the first quarter of fiscal 2007 is less than the federal statutory rate of 35% due to the lower-taxed foreign income, the extraterritorial income exclusion and state research credits.

At April 30, 2006, Autodesk had net deferred tax assets of $184.9 million. Realization of these assets is dependent on Autodesk’s ability to generate approximately $582 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Deferred Compensation

At April 30, 2006, Autodesk had marketable securities totaling $128.5 million, of which $26.6 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2006 was $22.4 million. The total related deferred compensation liability was $26.6 million at April 30, 2006 of which $14.7 million was classified as current and $11.9 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2006 was $22.4 million of which $14.3 million was classified as current and $8.1 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.	Inventories

Inventories consisted of the following:

	April 30, 2006	January 31, 2006
Raw materials and finished goods, net	$11.6	$11.9
Demonstration inventory, net	1.6	2.3

	$13.2	$14.2

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory for purposes of establishing necessary reserves.

8.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2006	January 31, 2006
Computer equipment, software and furniture, at cost	$216.1	$208.0
Leasehold improvements, at cost	38.1	35.0
Less: Accumulated depreciation	(188.3)	(181.6)

Computer equipment, software, furniture and leasehold improvements, net	$65.9	$61.4

9.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	April 30, 2006	January 31, 2006
Purchased technologies	$190.4	$185.2
Less: Accumulated amortization	(138.5)	(135.4)

Purchased technologies, net	$51.9	$49.8

Expected future amortization expense for purchased technologies for the remainder of fiscal 2007 and for each of the fiscal years thereafter is as follows:

2007—remaining nine months	$9.3
2008	11.4
2009	9.8
2010	8.3
2011	7.4
Thereafter	5.7

Total	$51.9

10.	Goodwill

The changes in the carrying amount of goodwill during the three months ended April 30, 2006 are as follows:

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2006	$227.7	$90.5	$318.2
Addition arising from acquisition	36.1	—	36.1

Balance as of April 30, 2006	$263.8	$90.5	$354.3

During the first quarter of fiscal 2007, Autodesk’s goodwill balance increased due to the acquisition of Constructware. See Note 18, “Business Combination,” for a description of this acquisition.

11.	Restructuring Reserves

During the current fiscal quarter, management approved a restructuring plan primarily involving the elimination of employee positions of Constructware that directly resulted from this acquisition (“Constructware Restructuring Plan”). Total estimated cost of the Constructware Restructuring Plan is $0.6 million. The restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Constructware acquisition. No restructuring expense will be recorded as a result of this plan since it was established in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF-95-3”). As this plan is executed, the associated costs will be applied against the reserve established at the time of acquisition.

During the fourth quarter of fiscal 2006, management approved a restructuring plan directly resulting from the Alias acquisition that involved the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). Total estimated cost of the Alias Restructuring Plan is $11.1 million. The total restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with EITF 95-3. Therefore, no restructuring expense will be recorded as a result of this plan.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in the elimination of 402 positions and the closure of a number of offices worldwide with a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve the Company’s targeted operating margins and redirect resources to product development, sales development and other critical areas. Of the $27.5 million, $23.4 million was attributable to termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charge was attributable to lease termination costs, which include losses on operating leases as well as the impairment of related leasehold improvements and equipment. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005. The remaining outstanding lease termination costs relate to operating lease agreements expiring between fiscal 2007 and fiscal 2012.

During the second quarter of fiscal 2002, the Board of Directors approved a formal restructuring plan that included employee terminations and the closure of certain facilities worldwide (“Fiscal 2002 Plan”). This plan was designed to reduce the Company’s overall operating expense levels. The actions approved under the Fiscal 2002 Plan were completed during the first half of fiscal 2003. The remaining outstanding liabilities relate to on-going lease termination costs for outstanding operating lease agreements expiring between fiscal 2007 and fiscal 2015.

The following table sets forth the restructuring activities during the three months ended April 30, 2006.

	Balance at January 31, 2006	Additions	Charges Utilized	Reversals	Balance at April 30, 2006
Constructware Restructuring Plan
Employee termination costs	$—	$0.6	$—	$—	$0.6

Alias Restructuring Plan
Lease termination and asset costs	1.5	—	—	—	1.5
Employee termination costs	6.2	—	3.8	—	2.4

Fiscal 2004 Plan
Lease termination costs	0.7	—	0.2	—	0.5
Employee termination costs	0.4	—	0.2	—	0.2

Fiscal 2002 Plan
Lease termination costs	4.7	—	0.5	—	4.2

Total	$13.5	$0.6	$4.7	$—	$9.4

Current portion (1)	$9.0				$5.9
Non-current portion (1)	4.5				3.5

Total	$13.5				$9.4

(1)	The current and non-current portion of the reserve is recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities,” respectively.

An analysis of the Constructware Restructuring Plan, Alias Restructuring Plan, Fiscal 2004 Plan and Fiscal 2002 Plan by reportable segment is included in Note 16, “Segments.”

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended April 30, 2006.

On September 22, 2004, z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471 (“471 patent”), entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825 (“825 patent”), entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleged that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, z4 sought compensatory damages amounting to a 1.5% royalty, injunctive relief and fees and costs. On April 19, 2006, a jury returned a verdict finding that certain Autodesk products infringed both patents, awarding z4 $18 million in damages. As of this date, the court is considering motions by Autodesk to reduce the amount of damages awarded or alternatively that judgment in Autodesk’s favor or a new trial be granted. The court is also considering motions by z4 for permanent injunction, prejudgment interest and attorneys’ fees. As of this date, the court has not yet entered a judgment.

Assuming the court denies Autodesk’s pending motions, Autodesk intends to appeal the court’s rulings and intends to defend itself vigorously on appeal. While it is not possible to predict the ultimate legal and financial implications of this lawsuit, in light of the jury’s verdict, Autodesk has accrued the full amount of this verdict, which represents the current best estimate of this probable loss, of which $16.8 million was expensed during the current quarter.

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

13.	Stock Repurchase Program

Autodesk has a stock repurchase program to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and to more effectively utilize excess cash generated from its business. During the three months ended April 30, 2006, Autodesk repurchased 1.7 million shares of its common stock on the open market at an average repurchase price of $38.72 per share and subsequently retired the shares. As a result, common stock and additional paid-in capital and retained earnings were reduced for the three months ended April 30, 2006 by $29.1 million and $36.7 million, respectively. As of

April 30, 2006, 18.8 million shares remained available for repurchases under this program. The amount of stock estimated to be repurchased under this program for the upcoming fiscal quarters is presently not known since it is a function of the number of options actually exercised along with the future availability of cash.

14.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three Months Ended April 30,
	2006	2005
Net income	$48.5	$76.1
Other comprehensive income (loss), net of tax:
Net change in cumulative foreign currency translation adjustment	1.7	(0.5)

Total comprehensive income	$50.2	$75.6

15.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended April 30,
	2006	2005
Numerator:
Numerator for basic and diluted net income per share—net income	$48.5	$76.1

Denominator:
Denominator for basic net income per share—weighted average shares	230.3	227.7
Effect of dilutive common stock options	14.4	21.6

Denominator for dilutive net income per share	244.7	249.3

The computation of diluted net income per share does not include 5.9 million options for the first quarter of fiscal 2007 and 0.3 million options for the first quarter of fiscal 2006. These options were excluded in the computation of basic and diluted net income per share because they had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive. The difference in results between these two periods primarily reflects the adoption of SFAS 123R commencing from the first quarter of fiscal 2007.

16.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other. Autodesk has no material inter-segment revenues.

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

The Media and Entertainment Segment derives revenues from the sale of products to post-production facilities, film studios, broadcasters and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming.

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

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 10, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2006	2005
Net revenues:
Design Solutions	$386.7	$313.2
Media and Entertainment	46.8	41.2
Other (1)	2.5	0.7

	$436.0	$355.1

Income from operations:
Design Solutions	$180.7	$151.5
Media and Entertainment	0.6	8.4
Unallocated amounts (2)	(122.0)	(69.3)

	$59.3	$90.6

(1)	Other relates to revenues from Autodesk’s Location Services Division.
(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R (see Note 4, “Employee Stock Compensation”).

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three Months Ended April 30,
	2006	2005
Net revenues:
Platform Technology Division and Other	$207.3	$177.7
Manufacturing Solutions Division	75.0	59.1
Building Solutions Division	53.2	37.1
Infrastructure Solutions Division	51.2	39.3

	$386.7	$313.2

Information regarding Autodesk’s operations by geographic area is as follow:

	Three Months Ended April 30,
	2006	2005
Net revenues:
U.S.	$143.5	$110.2
Other Americas	26.7	20.3

Total Americas	170.2	130.5
Europe, Middle East and Africa	164.3	134.1
Japan	48.0	48.5
Other Asia/Pacific	53.5	42.0

Total Asia/Pacific	101.5	90.5

Total net revenues	$436.0	$355.1

The following tables set forth the Alias Restructuring Plan and the Fiscal 2004 Plan activities that relate to each reportable segment during the three months ended April 30, 2006.

Alias Restructuring Plan

	Design Solutions Segment		Media and Entertainment Segment
	Lease Termination and Asset Costs	Employee Termination Costs	Lease Termination and Asset Costs	Employee Termination Costs	Total
Balance at January 31, 2006	$0.6	$2.5	$0.9	$3.7	$7.7
Additions	—	—	—	—	—
Charges utilized	—	(1.5)	—	(2.3)	(3.8)

Balance at April 30, 2006	$0.6	$1.0	$0.9	$1.4	$3.9

Fiscal 2004 Plan

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Total
Balance at January 31, 2006	$—	$0.2	$0.5	$0.1	$0.2	$0.1	$1.1
Additions	—	—	—	—	—	—	—
Charges utilized	—	—	(0.2)	(0.1)	—	(0.1)	(0.4)

Balance at April 30, 2006	$—	$0.2	$0.3	$—	$0.2	$—	$0.7

All restructuring reserve balances remaining for the Constructware Restructuring Plan and the Fiscal 2002 Plan at April 30, 2006 relate to the Design Solutions Segment.

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

The notional amounts of foreign currency contracts were $21.8 million at April 30, 2006 and $10.4 million at January 31, 2006. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $82.7 million at April 30, 2006 and $77.1 million at January 31, 2006, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. There were $0.2 million net settlement gains recorded as net revenues during the three months ended April 30, 2006 and $0.1 million net settlement gains recorded as net revenues during the three months ended April 30, 2005. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.2 million during the three months ended April 30, 2006 and April 30, 2005.

18.	Business Combination

The following acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying Condensed Consolidated Statements of Income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s consolidated financial statements.

Emerging Solutions, Inc. (“Constructware”)

In March 2006, Autodesk acquired Constructware, a privately-held company, for cash consideration of approximately $45.7 million. Of this amount, $1.0 million is payable over two years and is contingent on the continued employment of key employees. This amount will be recorded as compensation expense in future periods as it is incurred and is, therefore, excluded from the total purchase price consideration. In addition, Autodesk incurred approximately $1.0 million in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. Autodesk incorporated Constructware’s collaborative technology solutions into the Platform Technology Division and Other of the Design Solutions Segment. This acquisition provides on-demand communication and collaboration solutions and is intended to enable Autodesk to rapidly expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities.

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

Developed technologies (6 year useful life)	$5.1
Customer relationships (7 year useful life)	13.0
Customer contracts (7 year useful life)	1.1
Trade name (6 year useful life)	0.9
Goodwill	36.1
Deferred revenue	(5.1)
Restructuring reserve	(0.6)
Net tangible assets	(4.8)

$45.7

Customer relationships and customer contracts represent the underlying relationships and agreements with Constructware’s existing customers. Trade name represents the estimated fair value of the Constructware trade name and trademarks. The $36.1 million of goodwill, which represents the premium paid for Constructware’s established products, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Constructware in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be fulfilled by fiscal 2014.

Autodesk management approved a restructuring plan directly resulting from this acquisition. This plan primarily involved the elimination of employee positions of Constructware. The total restructuring reserve of $0.6 million established for this plan was reflected as an allocation item to the total purchase price consideration. Substantially all actions required of this plan are expected to be completed by the second quarter of fiscal 2007.

Autodesk has not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period that would indicate that such a liability is probable that the amounts can be reasonably estimated, such liability would be included as an adjustment to the purchase price allocation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding the financial impact of the Alias acquisition, anticipated future operating margins, net revenues, product backlog, upgrade and maintenance revenues, the effect of fluctuations in exchange rates on net revenues and expenses, costs and expenses, including cost of revenues and operating expenses, future income, planned product retirement and annual release cycles, expectations regarding product acceptance, continuation of our share repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading design software and services company for the building, manufacturing, infrastructure, and media and entertainment industries. Our focus is to help customers create and manage great designs and simulate reality through our software.

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

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release, and we have increased the frequency of most of our releases. Our most recent major product releases occurred in March 2006. Beyond our horizontal design products, we develop products addressing specific vertical market needs. In addition, we believe that migration from our 2D products to our higher priced 3D model based products presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers in all industries and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D products as expected, and sales of our 2D products decrease without a corresponding increase in customer seats of our 3D products, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China, India, Eastern Europe and Latin America, present significant growth opportunities for us. With a level of understanding of local markets that could not be obtained from remote operations, our China Application Development Center develops both products for the worldwide market as well as products to specifically address the Chinese market. In addition, we believe that our products will have a competitive advantage as a result of being engineered locally. We believe our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas, such as emerging economies, where software piracy is a substantial problem.

Another significant part of our growth strategy is to improve upon our installed base. A key element of this strategy is our ability to release major products on an annual basis. Strong annual release cycles have a number of benefits. In particular, they permit us to deliver key performance and functionality improvements to customers on a regular and timely basis. Annual releases also help us to increase product maintenance revenues and significantly reduce our reliance on product upgrade revenues, thereby reducing the volatility of revenues.

We are continually focused on improving productivity and efficiency in all areas of Autodesk in order to allow us to increase our investment in growth initiatives and improve our profitability. Our operating margin was 14% during the first quarter of fiscal 2007 and 26% during the first quarter of fiscal 2006. This decrease in operating margin reflects the adoption of SFAS 123R in the first quarter of fiscal 2007, litigation expenses of 4% of net revenues, the acquisition and integration of Alias and Emerging Solutions, Inc. (“Constructware”), and higher amortization of acquisition-related intangibles of 1% of net revenues. The adoption of SFAS 123R in the first quarter of fiscal 2007 resulted in an increase to employee-related expenses totaling 5% of net revenues. During this time, we also continued to invest in growth initiatives. Over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

We generate significant cash flows. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans as well as investments in acquisitions and investments in growth initiatives, such as our recent acquisition of Constructware and equity investment in Hanna Strategies Holdings, Inc. (“Hanna Strategies”) during the first quarter of fiscal 2007. See Note 18, “Business Combination” and Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for further discussion. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions, which are an integral part of our growth initiatives, are intended to provide specific technology or expertise, adjacency to our current products and services and rapid product integration. Additionally, we continue to invest in other growth initiatives including product development and sales, market and channel development.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We believe that of our significant accounting policies, which are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

For multiple element arrangements that include software products, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price is set by management with the relevant authority. If we do not have VSOE of the undelivered element, we defer revenue recognition on the entire sales arrangement until all elements are delivered. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

License and other revenues include revenues from the sale of new seats, upgrades, customer consulting and training. Upgrade revenues are generated under the Autodesk Upgrade Program. Our existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at the time of upgrade that is based on the number of versions being upgraded. An existing customer also has the option to upgrade to a higher priced discipline specific or 3D product for a premium fee; we refer to this as a crossgrade. Revenues from the sale of new seats and upgrade fees are generally recognized at the time of sale provided all revenue recognition criteria have been met. Customer consulting and training revenues are recognized over time, as the services are performed.

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

Our product returns reserves were $14.2 million at both April 30, 2006 and January 31, 2006. Product returns as a percentage of applicable revenues were 4.3% and 3.5% for the three months ended April 30, 2006 and April 30, 2005, respectively. During the three months ended April 30, 2006 and April 30, 2005, we recorded additions to our product returns reserve of $13.6 million and $7.0 million, respectively, which reduced our revenue.

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

Deferred Tax Assets. We currently have $184.9 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $582 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on expected geographic income, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

Stock Option Accounting. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our Consolidated Statements of Income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of our fiscal year 2007. Our unaudited condensed consolidated financial statements as of and for the three months ended April 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for prior periods have not been restated, and do not include, the impact of compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, no compensation expense had been recognized in our Consolidated Statements of Income from stock options issued upon consummation of an acquisition as replacement options for options outstanding for the purchase of the acquired company’s stock and from modifications resulting from the acceleration of previously granted awards.

We use the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. This model requires the input of assumptions in implementing SFAS 123R, including expected stock price volatility, expected life, expected dividend yield and risk-free interest rate of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of SAB 107 was applied in connection with its implementation and adoption of SFAS 123R. See Note 4, “Employee Stock Compensation,” for more information on the impact of the new standard.

Legal Contingencies. As described in Part II, Item 1, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Overview of the Three Months Ended April 30, 2006

(in millions)	Three months Ended April 30, 2006	As a % of Net Revenues	Three months Ended April 30, 2005	As a % of Net Revenues
Net Revenues	$436.0	100%	$355.1	100%
Cost of revenues	49.9	11%	43.5	12%
Operating expenses	326.8	75%	221.0	62%

Income from Operations	$59.3	14%	$90.6	26%

The primary goals for the first quarter of fiscal 2007 were to continue our delivery of market-leading products and solutions to our customers to drive revenue growth, market share gains and profitability. Net revenues grew 23% during the quarter, we released our 2007 family of products, the fourth year of annual releases, offering our customers continued advancements in design and authoring productivity as well as product lifecycle management capability, and we continued the integration of Alias. Income from operations decreased from the first quarter last year due to the implementation of SFAS 123R in the first quarter of fiscal 2007, which resulted in total costs and expenses of 5% of net revenues related to the expensing of employee stock option grants and our employee stock purchase plan offering, litigation expenses of 4% of net revenues, increased costs due to the acquisition and integration of Alias, and amortization of acquisition-related intangibles, primarily from the Alias acquisition of 1% of net revenues.

The growth in net revenues for the three months ended April 30, 2006, as compared to the same period in the prior fiscal year, was due to growth in new seat revenues, subscription revenues, upgrade revenues, as well as revenues from our acquisition of Alias in January 2006, partially offset by the negative effects of changes in foreign currencies, principally from the Euro and Yen. New seat revenue increases were driven by volume growth in AutoCAD, AutoCAD LT, and our 3D products, as well as revenues from our Maya and StudioTools products introduced as a result of our January 2006 acquisition of Alias. Subscription revenues increased 47%, reflecting strength in subscription attachment rates and renewal rates during the quarter. Upgrade revenues increased by 25%, driven by the retirement of the AutoCAD 2002 family of products and growth in crossgrades to our industry-specific vertical and 3D products. Revenue growth was driven more by volume growth than price increases due to the strength of our current product releases.

Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at April 30, 2006 was $336.2 million, of which $9.1 million related to current software license product orders which have not yet shipped at the end of the fiscal quarter. Aggregate backlog at January 31, 2006 was $302.6 million, of which the value of software license product orders that had not yet shipped at January 31, 2006 was $17.0 million. Aggregate backlog increased from January 31, 2006 primarily due to the increase in subscription sales.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, China, France, South Korea, Australia and Canada. The stronger value of the U.S. dollar relative to foreign currencies had a negative impact of $15.6 million on operating results in the first quarter of fiscal 2007 compared to the first quarter of the prior fiscal year. Had exchange rates from the first quarter of fiscal 2006 been in effect during the first quarter of fiscal 2007, translated international revenue billed in local currencies would have been $19.3 million higher and operating expenses would have been $3.7 million higher. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenue of certain anticipated transactions.

Our total costs and expenses increased to 86% of net revenues for the three months ended April 30, 2006 as compared to 74% of net revenues in the same period of the prior fiscal year. This increase reflects the adoption of SFAS 123R in the first quarter of fiscal 2007, which resulted in increased employee-related expenses of 5% of net revenues, related to the expensing of employee stock option grants and our employee stock purchase plan offering. These stock-based compensation expenses were not recorded in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2006. See Note 4, “Employee Stock Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion. This increase was also due to increased litigation expense of 4% of net revenues related to a patent infringement lawsuit. In addition, total headcount was 4,881 at April 30, 2006, an increase of 33% from the same period in the prior fiscal year, driven both by acquisitions, primarily Alias, and by internal investments primarily in product development and sales and channel development. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our expenses which consist primarily of employee-related expenditures, facilities costs, depreciation and amortization expense. During fiscal 2007, we expect total costs and expenses to increase in absolute dollars and as a percentage of net revenues due primarily to stock-based compensation expenses, litigation expenses, the acquisition and integration of Alias, and amortization of purchased intangibles resulting from acquisitions.

Throughout the three months ended April 30, 2006, we maintained a strong balance sheet, generating $90.2 million of cash from operating activities as compared to $63.3 million during the same period in the prior fiscal year. We finished the first quarter of fiscal 2007 with $385.8 million in cash and marketable securities, an increase from the $377.5 million balance at January 31, 2006. We managed to achieve this increase despite our acquisition of Constructware, investment in Hanna Strategies, and repurchase of 1.7 million shares of our common stock. We completed the first quarter of fiscal 2007 with a higher deferred revenue balance and a higher accounts receivable balance as compared to January 31, 2006. The deferred revenues balance at April 30, 2006 included $252.4 million of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year. Accounts receivable increased $15.0 million as compared to January 31, 2006, driven by the increase in revenue and the increase in subscription billings.

Results of Operations

Net Revenues

(in millions)	Three months Ended April 30, 2006	Increase compared to prior year period		Three months Ended April 30, 2005
		$	%
Net Revenues:
License and other	$349.4	$53.0	18%	$296.4
Maintenance	86.6	27.9	48%	58.7

	$436.0	$80.9	23%	$355.1

Net Revenues by Geographic Area:
Americas	$170.2	$39.7	30%	$130.5
Europe, Middle East and Africa	164.3	30.2	23%	134.1
Asia Pacific	101.5	11.0	12%	90.5

	$436.0	$80.9	23%	$355.1

Net Revenues by Operating Segment:
Design Solutions	$386.7	$73.5	23%	$313.2
Media and Entertainment	46.8	5.6	13%	41.2
Other	2.5	1.8	257%	0.7

	$436.0	$80.9	23%	$355.1

Net Revenues—Design Solutions Segment:
Platform Technology Division and Other	$207.3	$29.6	17%	$177.7
Manufacturing Solutions Division	75.0	15.9	27%	59.1
Building Solutions Division	53.2	16.1	43%	37.1
Infrastructure Solutions Division	51.2	11.9	30%	39.3

	$386.7	$73.5	23%	$313.2

The increase in net revenues during the three month period ended April 30, 2006, compared to the same period in the prior fiscal year, was due primarily to new seat revenues, followed by subscription and upgrade revenues, along with a full quarter’s results from our recent Alias acquisition. Continued growth in AutoCAD and AutoCAD LT revenues, along with a favorable product mix shift towards higher priced 3D products, drove the increase in net revenues. In addition, we experienced strong growth in all three of our geographic regions and we experienced especially strong growth rates in our emerging economies of Asia Pacific, Latin America, Eastern Europe and the Middle East.

Growth in license and other revenues during the first quarter of fiscal 2007, as compared to the same prior year period, was primarily due to growth in commercial new seat revenue, driven by the release of the 2007 family of products, as well as increased upgrade and crossgrade revenues. New seat revenue increases were driven by volume growth in AutoCAD, AutoCAD LT and most major products, and growing sales of our higher priced 3D products. Upgrade revenue increased in the three months ended April 30, 2006, due to the retirement of our AutoCAD 2002 family of products during the quarter and to strong crossgrades to our industry-specific and 3D products. We have now synchronized our major product retirements and new release launches to occur in the first quarter of each fiscal year. We currently anticipate that AutoCAD 2004-based products will be retired in the first quarter of fiscal 2008. The upgradeable installed base of the AutoCAD-based products not on subscription at this time is smaller than the upgradeable installed base of AutoCAD-based products not on subscription at this time last fiscal year. As a result, we expect subscription revenue to exceed upgrade revenue in fiscal 2007 and we expect upgrade revenues for the remainder of fiscal 2007 to decline as compared to the same period in fiscal 2006. This shift away from upgrade revenues toward a more predictable and sustainable subscription revenue stream is consistent with our long-term growth strategy.

Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from the subscription program. As a percentage of total net revenues, maintenance revenues were 20% and 17% for the first quarter of fiscal 2007 and fiscal 2006, respectively. Our subscription program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues as a result of increased subscription program enrollment.

Net Revenues by Geographic Area

Net revenues in the Americas region increased during the first quarter of fiscal 2007, as compared to the same period of the prior fiscal year, largely due to new seat revenues and strong subscription revenues and, to a lesser extent, upgrade revenues.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased during the three-month period ended April 30, 2006, as compared to the same period of the prior fiscal year, primarily due to new seat revenues, followed by subscription and upgrade revenues. EMEA’s strong growth during the current fiscal quarter was primarily from the United Kingdom, France, Germany, Sweden and the local emerging economies.

Net revenues in the Asia/Pacific (“APAC”) region increased during the first quarter of fiscal 2007, as compared to the same period of the prior fiscal year, primarily from strong new seat revenues and, to a lesser extent, from subscription revenues as our subscription program was introduced in the APAC region after successful introductions first in the Americas and then in EMEA. These increases were partially offset by a decrease in upgrade revenues. We experienced strong growth during the first quarter of fiscal 2007 in South Korea, China, India and Australia. We experienced a 1% decline in Japan net revenues during the current quarter, however, compared to a 31% increase during the same period in the prior fiscal year. This decline was due to the strengthening of the U.S. dollar relative to the Japanese Yen, which resulted in an unfavorable exchange rate variance of $5.1 million during the current quarter as compared to the same period in the prior fiscal year. In local currency, Japan revenue increased during the current quarter as compared to the same period in the prior fiscal year.

International sales accounted for 67% of our net revenues in the first quarter of fiscal 2006 as compared to 69% in the same period of the prior fiscal year. We believe that international sales will continue to comprise a significant portion of net revenues. Economic weakness in any of the countries that contribute a significant portion of our net revenues would have a material adverse effect on our business. Had exchange rates from the first quarter of fiscal 2006 been in effect during the first quarter of fiscal 2007, translated international revenues would have been $19.3 million higher for the first quarter of fiscal 2007. The primary drivers of the overall unfavorable exchange rate during the current quarter were the Euro, which drove $12.0 million of this variance, and the Japanese Yen, which drove $5.1 million. Strengthening of the U.S. dollar, relative to foreign currencies, could significantly and adversely impact our future financial results for a given period. Net revenues in emerging economies of China, India, Eastern Europe and Latin America grew by 40% between the first quarter of fiscal 2007 and the first quarter of fiscal 2006. This growth was a significant factor in our international sales growth during the first quarter of fiscal 2007.

Net Revenues by Operating Segment

The increase in net revenues for the Design Solutions Segment during the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, was primarily due to strong new seat and subscription revenues, as well as an increase in upgrade revenues. Maintenance revenue from our subscription program increased to 21% of Design Solutions Segment revenue during the first quarter of fiscal 2007, as compared to 18% in the first quarter of fiscal 2006. Although we have been placing increased focus on vertical industry products and 3D product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 44% of our consolidated net revenues in the first quarter of fiscal 2007 and 46% of our consolidated net revenues in the first quarter of fiscal 2006, increasing 18% in absolute dollars between the periods. Net revenues for our 3D design products (Autodesk Inventor products, Autodesk Revit products and Autodesk Civil 3D) increased 53% during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Total sales of 3D design products accounted for 20% of consolidated net revenues in the three months ended April 30, 2006 compared to 16% in the three months ended April 30, 2005. A critical component of our growth strategy is to grow our 2D base while migrating our customers, including customers of AutoCAD and related vertical industry products, to our 3D products, which have higher prices. However, should sales of 2D products decrease without a corresponding increase in sales of 3D products, our results of operations will be adversely affected.

Net revenues for the Media and Entertainment Segment (“M&E”) during the first quarter of fiscal 2007 increased 13% as compared to the first quarter of fiscal 2006, primarily due to revenues from our Maya product introduced as a result of our January 2006 acquisition of Alias. In addition, new seat and subscription revenues of our animation product 3ds Max and growth in the sales of our Linux-based Advanced Systems Products contributed to revenue growth in the first quarter of fiscal 2007. These increases were partially offset by declines in Advanced Systems sales on the Silicon Graphics, Inc. (“SGI” or “Silicon Graphics”) platform. Net revenues from Advanced Systems sales were $21.5 million during the first quarter of fiscal 2007 as compared to $27.0 million during the first quarter of fiscal 2006. The transition of our Advanced Systems customers from proprietary SGI platform to open PC-based platforms may continue to adversely impact Advanced Systems revenue throughout the remainder of fiscal 2007. The recent Chapter 11 bankruptcy filing of SGI has created uncertainty in the market for the systems based on the higher-priced, proprietary SGI platform. As a result, our customers may either choose to adopt our products using these alternative platforms or may delay purchases while evaluating these new platforms, which could adversely impact our future net revenues.

Cost of Revenues

(in millions)	Three months Ended April 30, 2006	Increase compared to prior year period		Three months Ended April 30, 2005
		$	%
Cost of revenues:
License and other	$47.5	$8.8	23%	$38.7
Maintenance	2.4	(2.4)	-50%	4.8

	$49.9	$6.4	15%	$43.5

As a percentage of net revenues	11%			12%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology, hosting costs, the labor costs of fulfilling service contracts and stock-based compensation expense under SFAS 123R. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI and IBM for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased during the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, due to higher amortization of purchased technology resulting from recent acquisitions, stock-based compensation expense under SFAS 123R, and higher direct material, overhead and royalty expenses for licensed technology embedded in our products, all of which result from increased volumes.

Cost of maintenance revenues includes direct costs of our subscription program and overhead charges. The decrease in cost of maintenance revenues during the first quarter of fiscal 2007, as compared to the same period of the prior fiscal year, was due primarily to the cessation of amortization for an information technology system supporting our subscription program. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of the subscription program.

Cost of revenues as a percentage of net revenues declined due to the amount of fixed costs that are not directly impacted by the growth in our sales volumes as well as productivity measures in distribution and order management. Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and new customer support offerings.

Marketing and Sales

(in millions)	Three months Ended April 30, 2006	Increase compared to prior year period		Three months Ended April 30, 2005
		$	%
Marketing and sales	$170.4	$43.0	34%	$127.4
As a percentage of net revenues	39%			36%

Marketing and sales expenses include salaries, dealer and sales commissions, bonus, travel and facility costs for our marketing, sales, order processing, dealer training and support personnel, overhead charges and stock-based compensation expense in accordance with SFAS 123R. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales and promotional programs designed for specific sales channels and end users. Marketing and sales expense for the three months ended April 30, 2006 also includes stock-based compensation expense for stock awards granted to marketing and sales employees.

The increase of marketing and sales expenses during the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, was due primarily to the recording of $15.2 million of higher employee-related costs due primarily to increased marketing and sales headcount resulting from internal growth and the recent Alias acquisition, $9.2 million of increased marketing and promotion costs related to product launches, trade shows and branding, $9.1 million of stock-based compensation expense beginning in the first quarter of fiscal 2007, as required by SFAS 123R, and $3.5 million of increased professional fees.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support. In addition, as a result of the implementation of SFAS 123R, we expect marketing and sales expenses to increase both in absolute dollars and as a percentage of net revenues throughout fiscal 2007 as compared to fiscal 2006.

Research and Development

(in millions)	Three months Ended April 30, 2006	Increase compared to prior year period		Three months Ended April 30, 2005
		$	%
Research and development	$99.4	$33.5	51%	$65.9
As a percentage of net revenues	23%			19%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, purchased in-process technology, depreciation of computer equipment used in software development, amortization of acquisition-related intangibles and overhead charges. Research and development expense for the three months ended April 30, 2006 also includes stock-based compensation expense for stock awards granted to research and development employees.

The increase in research and development expenses during the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, resulted primarily from $16.1 million in employee-related cost increases for wages and salaries due primarily to research and development headcount increases resulting from internal growth and the recent Alias acquisition. The increase was also due to the recording of $6.9 million of stock-based compensation expense as required by SFAS 123R beginning in the first quarter of fiscal 2007 and from efforts to invest additional resources in certain research and development-related growth initiatives. In addition, professional fees, primarily for outsourced research and development, increased approximately $2.1 million in the first three months of fiscal 2007 as compared to the same period of the prior fiscal year. During the first quarter of fiscal 2007, we incurred approximately $6.1 million for consulting services and purchased in-process technology from Hanna Strategies for our Design Solutions Segment, as compared to $4.9 million for the first three months of fiscal 2006. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use. During the current quarter, we also acquired a 28% ownership interest in Hanna Strategies for cash consideration of $12.5 million. We also acquired an option to purchase the remaining 72% of Hanna Strategies. See Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for further discussion of this investment. Also contributing to the quarter-over-quarter increase was an increase in information technology costs.

We expect that research and development spending will continue to increase in absolute dollars in future periods as we continue to invest in product development and continue to acquire new technology. In addition, as a result of the implementation of SFAS 123R, we expect research and development expenses to increase both in absolute dollars and as a percentage of net revenues throughout fiscal 2007 as compared to fiscal 2006.

General and Administrative

(in millions)	Three months Ended April 30, 2006	Increase compared to prior year period		Three months Ended April 30, 2005
		$	%
General and administrative	$57.0	$29.3	106%	$27.7
As a percentage of net revenues	13%			8%

General and administrative expenses include our finance, human resources, legal costs and overhead charges. The amortization expense of customer relationships and trademarks acquired from Alias and Constructware is also included in general and administrative expenses. General and administrative expense for the three months ended April 30, 2006 also includes stock-based compensation expense for stock awards granted to general and administrative employees.

The increase in general and administrative expenses from the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2007 was primarily due to $16.8 million of litigation expense related to the verdict of a patent infringement lawsuit, the recording of $4.2 million of stock-based compensation expense beginning in the first quarter of fiscal 2007, as required by SFAS 123R, an increase of $7.6 million in information technology project costs, and $5.5 million in employee-related costs, primarily from an increase in general and administrative headcount resulting from internal growth and the recent Alias acquisition.

As a result of the implementation of SFAS 123R, we expect general and administrative expenses to increase both in absolute dollars and as a percentage of net revenues throughout fiscal 2007 as compared to fiscal 2006.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended April 30,
(in millions)	2006	2005
Interest and investment income, net	$3.4	$2.8
Loss from unconsolidated subsidiary	(0.2)	—
Gain(loss) on foreign currency transactions	0.3	(0.3)
Other income	—	0.5

	$3.5	$3.0

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, reflects proportionately higher interest rate yields during the current fiscal year.

Provision for Income Taxes

During the first quarter of fiscal 2007, our effective tax rate was 23%, up from 19% in the first quarter of fiscal 2006. The increase was primarily a result of the repatriation of certain foreign dividends in the first quarter of fiscal 2006 under the American Jobs Creation Act of 2004 at a rate lower than the 35% federal statutory rate. This lower tax rate was not effective for years beyond fiscal 2006. In addition, the increase was also due to the expiration of the federal research credit on December 31, 2005 and reduction in benefits from the extraterritorial income exclusion. The increase in effective tax rate in the current quarter was partially offset by an increase in tax benefits from foreign profits taxed at rates less than the U.S. federal statutory rate.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, the extraterritorial income exclusion, research credits, SFAS 123R and changes in the tax law.

At April 30, 2006, we had net deferred tax assets of $184.9 million. Realization of these assets is dependent on our ability to generate approximately $582 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combination

We acquire new technology or supplement our technology by purchasing businesses focused in specific markets or industries. During the three months ended April 30, 2006, we acquired the following business:

Date	Company	Details
March 2006	Emerging Solutions, Inc. (“Constructware”)	The acquisition of Constructware provides on-demand communication and collaboration solutions and will enable Autodesk to rapidly expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities. The acquisition is being integrated into the Platform Technology Division and Other of the Design Solutions Segment.

See Note 18, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements for additional information on this acquired business

Investment in Unconsolidated Subsidiary

In April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm with operations in the U.S. and China. The investment in Hanna Strategies, accounted for using the equity method of accounting, is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings, among other things.

See Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for additional information on this investment.

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

At April 30, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $385.8 million and net accounts receivable of $276.4 million. In addition, we also have available a U.S. line of credit facility which was established during fiscal 2006. This line of credit permits unsecured short-term borrowings of up to $100.0 million, which is available for working capital or other business needs. There were no borrowings outstanding under this agreement at April 30, 2006.

Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $26.6 million of our marketable securities at April 30, 2006 are held in a rabbi trust under non-qualified deferred compensation plans. See Note 6, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three months ended April 30, 2006 were the Euro, Swiss franc, Canadian dollar, British pound and Japanese Yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At April 30, 2006, 18.8 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the three months ended April 30, 2006:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 – February 28	—		$—	—		—
March 1 – March 31	1,700		38.72	1,700		18,760
April 1 – April 30	—		—	—		—

Total	1,700	(1)	$38.72	1,700	(1)	18,760	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in December 2004.
(2)	This amount corresponds to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A. of our report on Form 10-K for the fiscal year ended January 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If Silicon Graphics, Inc. (SGI), which recently filed for Chapter 11 bankruptcy protection, fails to deliver products, provide product upgrades or provide product support, the business relating to our Advanced Systems products of our Media and Entertainment Segment will be adversely affected.

In the Media and Entertainment Segment, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and could have a negative impact on our operating results. In addition, a reducing but significant percentage of the Media and Entertainment Segment’s Advanced Systems products rely on workstations manufactured by SGI. On May 8, 2006, SGI announced that it has filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court. In addition, SGI has publicly stated that it is currently reviewing its strategic options, changing the management team and refocusing its business. Significantly, SGI has recently announced its intention to cease development of new products for the media and entertainment industry. Although we have reduced our dependence on SGI workstations for the Advanced Systems products and will continue to do so in the future, the near term failure of SGI to deliver products, product upgrades or product support in a timely manner, or at all, would likely result in an adverse effect upon our financial results for a given period.

Although we offer a range of Media and Entertainment Segment products for use on standard, open, PC-based Linux platforms, our customers may not choose to adopt our products using these alternative platforms, or may delay purchases while evaluating the new platforms, which could have a material adverse effect on our results of operations in a given period.

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. In particular, in the first quarter of fiscal 2007, we adopted SFAS 123R which requires us to record stock-based compensation charges to earnings for employee stock option grants using a fair-value-based method for determining such charges. We believe that the adoption of SFAS 123R will continue to materially adversely impact our earnings and may impact the manner in which we conduct our business.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2006, that our internal control over financial reporting was effective as of January 31, 2006, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Our business could suffer as a result of risks associated with strategic acquisitions and investments such as the acquisitions of Alias and Constructware.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, during the fourth quarter of fiscal 2006, we completed the acquisition of Alias Systems Holdings, Inc. and during the first quarter of fiscal 2007 we completed the acquisition of Emerging Solutions, Inc. (“Constructware”). The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such investments and acquisitions, may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. These costs or charges, including those relating to the Alias acquisition or the Constructware acquisition, could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of SFAS 123R, which required us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a negative impact on our results of operations, continued fluctuation in foreign currency exchange rates, unexpected outcomes of matters relating to litigation, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, delays in product releases, timing of product releases and retirements, failure to continue momentum of annual release cycles or to move a significant number of customers from prior product versions in connection with our retirement programs, failure to achieve continued cost reductions and productivity increases, failure to convert our 2D customer base to 3D products, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully integrate acquired businesses and technologies, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third-party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenues.

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

We rely on third-party technologies and if we are unable to use or integrate these technologies, our product and service development may be delayed.

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

Disruptions with licensing relationships and third-party developers could adversely impact our business.

We license certain key technologies from third parties. Licenses may be restricted in the term or the use of such technology in ways that negatively affect our business. Similarly, we may not be able to obtain or renew license agreements for key technology on favorable terms, if at all, and any failure to do so could harm our business.

Our business strategy has historically depended in part on our relationships with third-party developers who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. In particular markets, this disruption would likely negatively impact these third-party developers and end users, which could harm our business.

As a result of our strategy of partnering with other companies for product development our product delivery schedules could be adversely affected if we experience difficulties with our product development partners.

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. In addition, we have acquired an investment interest in one developer, Hanna Strategies, in order to provide more efficient resources for the development of new products and features in existing products.

However, our partnering strategy creates a dependency on such independent developers. Independent developers, including those who currently develop products for us in the United States and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-U.S. jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

As more and more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders, like z4, have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 11% of consolidated net revenues for fiscal 2006 and 12% of consolidated net revenues for the three months ended April 30, 2006. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write-off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

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

There were no sales of unregistered securities during the three months ended April 30, 2006.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	Description of Participants, Target Awards and Payout Formulas for Fiscal Year 2007 Under Autodesk’s Executive Incentive Plan (incorporated by reference to Item 1.01 of Autodesk’s Current Report on Form 8-K filed March 14, 2006)

Exhibit 10.2	Amended and Restated Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 of Autodesk’s Current Report on Form 8-K filed April 6, 2006)

Exhibit 10.3	Alias Systems Holdings Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 99.1 of Autodesk’s Registration Statement on Form S-8 filed April 5, 2006)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2006

AUTODESK, INC.
(Registrant)

/s/ ANDREW D. MILLER
Andrew D. Miller
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer and Duly Authorized Officer)