Form 10-Q
period 2006-07-31
AUTODESK INC
filed 2007-06-04
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 4, 2007, there were approximately 231.2 million shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

EXPLANATORY NOTE

In this Form 10-Q, Autodesk, Inc. (“Autodesk”) reflects the restatement of the Company’s Condensed Consolidated Balance Sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and six months ended July 31, 2005, and the related Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2005 as a result of a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. In Autodesk’s Form 10-K for the year ended January 31, 2007 to be filed with the Securities and Exchange Commission (the “2007 Form 10-K”), Autodesk is restating its Consolidated Balance Sheet as of January 31, 2006, the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years ended January 31, 2006 and January 31, 2005, and the quarterly financial information for the each of the quarters in fiscal 2006. This restatement is more fully described in “Restatement of Condensed Consolidated Financial Statements,” in Note 2 of the Notes to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The 2007 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the four consecutive fiscal years in the period ended January 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and January 31, 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q prior to fiscal 2007 have been affected by the restatements, have not been amended and should not be relied on.

In connection with the restatement of our consolidated financial statements, we applied judgment in choosing whether to revise measurement dates for prior option grants. In addition, if we determined that a measurement date needed to be revised, judgment was applied in determining the appropriate measurement date.

During the period of the voluntary stock option review, we determined that we incorrectly recorded certain credits to resellers. As a result, adjustments were made to increase net revenues and decrease deferred revenue in non-material amounts for fiscal years 2006 and 2005.

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenue	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992—2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2, “Restatement of Condensed Consolidated Financial Statements,” in the Notes to Condensed Consolidated Financial Statements. In addition, we have restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Note 5 “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements to include these adjustments for the three and six months ended July 31, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net revenues:
License and other	$345.5	$312.9	$694.9	$612.3
Maintenance	104.1	63.9	190.7	123.6

Total net revenues	449.6	376.8	885.6	735.9

Costs and expenses:
Cost of license and other revenues	53.6	39.8	101.1	78.5
Cost of maintenance revenues	2.2	4.7	4.6	9.5
Marketing and sales	167.5	134.6	337.9	262.6
Research and development	98.0	73.5	197.4	139.9
General and administrative	26.2	32.8	83.2	60.4

Total costs and expenses	347.5	285.4	724.2	550.9

Income from operations	102.1	91.4	161.4	185.0
Interest and other income, net	2.8	2.8	6.3	5.8

Income before income taxes	104.9	94.2	167.7	190.8
Provision for income taxes	(18.1)	(17.5)	(32.4)	(36.3)

Net income	$86.8	$76.7	$135.3	$154.5

Basic net income per share	$0.38	$0.34	$0.59	$0.68

Diluted net income per share	$0.36	$0.31	$0.55	$0.62

Shares used in computing basic net income per share	230.5	228.7	230.4	228.2

Shares used in computing diluted net income per share	243.1	250.3	244.1	249.3

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	July 31, 2006	January 31, 2006
	(Unaudited)	(Audited)
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$439.1	$287.2
Marketable securities	29.1	90.3
Accounts receivable, net	258.7	261.4
Inventories	7.0	14.2
Deferred income taxes	76.8	64.4
Prepaid expenses and other current assets	25.2	29.3

Total current assets	835.9	746.8

Computer equipment, software, furniture and leasehold improvements, net	64.8	61.4
Purchased technologies, net	48.8	49.8
Goodwill	366.5	318.2
Deferred income taxes, net	79.5	124.2
Other assets	80.0	55.4

	$1,475.5	$1,355.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47.8	$56.4
Accrued compensation	86.6	121.3
Accrued income taxes	20.9	10.8
Deferred revenues	264.5	230.7
Other accrued liabilities	77.0	68.6

Total current liabilities	496.8	487.8
Deferred revenues	47.7	35.8
Other liabilities	36.0	29.2
Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	842.1	803.8
Accumulated other comprehensive loss	(3.0)	(7.4)
Deferred compensation	—	(10.1)
Retained earnings	55.9	16.7

Total stockholders’ equity	895.0	803.0

	$1,475.5	$1,355.8

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended July 31,
	2006	2005
		As Restated (1)
Operating Activities
Net income	$135.3	$154.5
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	1.2
Depreciation and amortization	26.0	24.3
Stock-based compensation expense	41.7	2.8
Tax benefits from employee stock plans	—	50.4
Restructuring related charges, net	1.1	—
Changes in operating assets and liabilities, net of business combinations	48.8	(56.7)

Net cash provided by operating activities	252.9	176.5

Investing Activities
Purchases of available-for-sale marketable securities	(209.8)	(28.5)
Sales and maturities of available-for-sale marketable securities	272.9	0.7
Business combinations, net of cash acquired	(43.5)	(43.3)
Acquisition of equity investment	(12.5)	—
Capital and other expenditures	(18.4)	(9.9)
Other investing activities	(0.3)	—

Net cash used in investing activities	(11.6)	(81.0)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	64.2	72.8
Repurchases of common stock	(154.4)	(202.1)
Dividends paid	—	(3.4)

Net cash used in financing activities	(90.2)	(132.7)

Effect of exchange rate changes on cash and cash equivalents	0.8	(1.8)

Net increase (decrease) in cash and cash equivalents	151.9	(39.0)
Cash and cash equivalents at beginning of year	287.2	517.7

Cash and cash equivalents at end of period	$439.1	$478.7

Supplemental cash flow information:
Net cash paid during the period for income taxes	$8.7	$18.3

Supplemental non-cash investing activity:
Accounts receivable and other receivable reductions as partial consideration in business combinations	$—	$2.4

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2006 and for the three and six months ended July 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries and entries arising from acquisitions during the quarter considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2007 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s fiscal 2007 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission (the “2007 Form 10-K”).

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

2.	Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q, Autodesk, Inc. reflects the restatement of the Company’s Condensed Consolidated Balance Sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and six months ended July 31, 2005, and the related Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2005 as a result of a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. In the 2007 Form 10-K, Autodesk is restating its Consolidated Balance Sheet as of January 31, 2006, the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years ended January 31, 2006 and January 31, 2005, and the quarterly financial information for each of the quarters in fiscal 2006.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q prior to fiscal 2007 have been affected by the restatements, have not been amended and should not be relied on.

Introduction

On August 17, 2006, Autodesk announced that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. On February 27, 2007, Autodesk announced the key results of the voluntary review, which were set forth in the Form 8-K filed on that date.

The Audit Committee engaged independent outside legal counsel, Hogan & Hartson LLP, who, with the assistance of forensic accounting experts, PricewaterhouseCoopers, reviewed the facts and circumstances surrounding approximately 230 separate stock option grant approvals made between January 1988 and August 2006, or the “relevant period.” During the course of the voluntary review, more than 700,000 documents were reviewed and interviews with over 40 current and former employees, directors and advisors were conducted. In February 2007, the Audit Committee completed its review and presented its final report to Autodesk’s Board of Directors.

The following is a summary of the key findings of the Audit Committee:

•	Throughout the relevant period, numerous administrative errors were made in the processing of option grants resulting in options being accounted for incorrectly;

•

Between July 2000 and February 2005, the Company made monthly broad-based employee grants pursuant to authority delegated by the Board to the CEO, where the grant dates for most of these broad based grants were selected by an administrative process to coincide with low trading prices during the month of the applicable grant;

•	During the calendar year 1992:

•	a broad-based employee grant that included a grant to the Company’s then-CFO and then-General Counsel were measured on an incorrect date; and

•	the new hire grant to the then-incoming CEO was measured on an incorrect date.

•	There was no evidence that any officer or director backdated any stock option granted to himself or herself;

•

Based on the evidence developed during the review, the Audit Committee concluded that it was unlikely that those involved in the decisions and actions that resulted in measurement date errors understood the accounting impact of their actions or that they intended to misstate our financial statements; and

•	There was no evidence of any measurement date error involving any stock option grant made to a person serving as a director.

The Company had progressively, substantially and voluntarily improved its employee stock-based compensation grant process prior to 2006, before the intense regulatory and media focus on stock option grant practices began, and no Company employees or officers who may have made discretionary determinations that resulted in measurement date errors in the past has any continuing role relating to the distribution, administration or accounting for stock-based compensation.

As a result of the findings of the voluntary review, the Board of Directors has concluded, upon the recommendation of management and the Audit Committee, that the consolidated balance sheets as of January 31, 2002, 2003, 2004, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2003, 2004, 2005 and 2006, should no longer be relied upon. As a result, we are restating our previously-issued financial statements for fiscal years 2003 through 2006, inclusive, to correct errors related to accounting for total stock-based compensation expense.

The pre-tax, non-cash charges to be restated are an aggregate $34.8 million for stock-based compensation expense over the 18-year period of the review through fiscal 2006. Approximately $21.7 million of the restated amounts apply to the income statements for fiscal years 2003 through 2006, inclusive, and the remainder, which is applicable to prior fiscal years, has been recorded as a charge to retained earnings as of January 31, 2002. Such charges have the effect of decreasing net income and, correspondingly, retained earnings as reported in our historical financial statements. The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 were insignificant. However, Autodesk restated its Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments.

During the period of the voluntary stock option review, Autodesk also identified that it had incorrectly recorded certain credits to resellers. As a result, adjustments were made to increase net revenues and decrease deferred revenue by $14.0 million in fiscal 2006 and $5.1 million in fiscal 2005. These adjustments, which have the effect of increasing net income and, correspondingly, retained earnings, are described in more detail below.

This Form 10-Q reflects the restatement of our consolidated balance sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and six months ended July 31, 2005, and the related Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2005.

The 2007 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended January 31, 2006, 2005, 2004 and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q prior to fiscal 2007 have been affected by the restatements, have not been amended, and should not be relied on.

In connection with the restatement of our consolidated financial statements, we applied judgment in determining whether to revise measurement dates for prior option grants. In addition, if we determined that a measurement date needed to be revised, judgment was applied in determining the appropriate measurement date.

In addition, in the 2007 Form 10-K we have restated the pro forma expense under SFAS 123 in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended January 31, 2006 and 2005.

All references to the number of option shares, option exercise prices, and share prices in this section have been adjusted for any subsequent stock splits.

Stock Option Grant Process

Pursuant to our non-director stock plans, our Board of Directors has the authority to grant options or delegate this authority to a committee. For portions of the relevant period, the right to grant options under our stock plans to all employees other than non-employee directors was delegated to the Compensation Committee of the Board of Directors or to the chief executive officer, or CEO, as a committee of one. Executive officer option grants were generally approved by the Compensation Committee during regularly scheduled Compensation Committee meetings, although a small number were approved by unanimous written consent. Option grants by the CEO to all other employees were generally done on a monthly basis by written consent during the period between December 1995 and August 2006.

Accounting Adjustments

Consistent with the applicable accounting literature and recent guidance from the SEC staff, we organized the 230 separate stock option grant approvals, totaling approximately 46,300 individual grants, made during the relevant period into categories based on grant type and the processes by which the grant approval was finalized. We analyzed the evidence from the Audit Committee’s review related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, we applied the then appropriate accounting standards to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects. After accounting for forfeitures, Autodesk has recognized stock-based compensation expense of $34.8 million on a pre-tax basis over the vesting terms for the affected grants. No adjustments were required for the remaining grants. The adjustments were determined by category as follows:

Monthly Date Selection Process Grants—For the period between July 2000 and February 2005, Autodesk generally followed an administrative process for monthly broad based employee grants that resulted in the selection of effective grant dates that were prior in time to the final preparation of action by written consent for such grants (the “Monthly Date Selection Process Grants”). Usually, the grant dates selected by this process were chosen later in the same calendar month in which the applicable actions by written consent were signed and were dates prior in time to the final preparation of such written consents to coincide with low trading prices during the month of the applicable grant. Based on the voluntary review, the Company determined that the measurement dates for approximately 12,000 individual grants of the approximate total 18,500 individual grants made to broad based employees pursuant to delegated authority must be revised because the grant dates selected by the administrative process were prior in time to the final approval of such grants. For these grants, based upon the available evidence the Company chose as the measurement date the date upon which the terms of the specific monthly broad based employee grant was determined to be fixed and unchangeable. Accordingly, Autodesk has recognized a pre-tax stock-based compensation expense of $23.1 million for such grant approvals using the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25 (“APB 25”).

1992 New-Hire Grant to Incoming CEO—In May 1992, the Compensation Committee approved a grant to the Company’s then-incoming CEO that was measured on an incorrect date. The measurement date used was April 7, 1992, the date the Company and the incoming CEO had reached a business agreement on most of the terms of her employment agreement, including the number of stock options to be granted. However, discussions thereafter continued regarding other important matters, including the structure of, and exercise price for, her stock option grant. The essential terms of the option grant, the grant price, number of options and date of grant, were presented to the Board on April 27, 1992, and approved by the Compensation Committee on May 4, 1992. In connection with the grant to the then-incoming CEO, both parties were represented by counsel. Autodesk has recognized pre-tax stock-based compensation expense of $3.3 million from this grant based on a revised measurement date of May 4, 1992 using the intrinsic value method of accounting under APB 25.

Anomalous Add Grants—Based on the voluntary review, the Audit Committee found that in certain instances, additions or error corrections were made to the details of grants that had already been approved by the CEO without obtaining additional approval (the “Anomalous Add Grants”). For the period between December 1995 and August 2006 when the CEO delegated authority to grant options, 420 of approximately 37,100 individual option grants were considered to be Anomalous Add Grants, for a total error rate of 1.1%, with 98% of Anomalous Add Grants occurring prior to fiscal 2003. Based on the voluntary review, management determined that the measurement dates for the related individual option grants must be revised. Accordingly, Autodesk has recognized pre-tax stock-based compensation expense of $3.1 million from such grants using the intrinsic value method of accounting under APB 25.

Termination Issues—During the relevant period, two former executives and 34 employees were permitted to vest in (and subsequently exercise) stock options to purchase an aggregate of approximately 1.4 million shares of common stock for a period of time beyond what they were otherwise entitled to exercise under their original stock option agreement. In most cases, vesting was extended for a period of time after the termination date and, thus, should have resulted in accounting consequences. For the 34 employees, it appears that these cases were most likely due to administrative error. Based on the voluntary review, management determined that the accounting for the related option grants must be revised and Autodesk has recognized pre-tax stock-based compensation expense of $2.3 million from such grants using the intrinsic value method of accounting under APB 25.

Board-Authorized Grant—In 1992, the Board approved a broad-based employee grant, which included a grant to the Company’s then-CFO and then General Counsel, that involved a measurement date error. The error was caused by the Company’s use of the date on which the Board approved the general scope and nature of a special one-time grant to certain employees as the measurement date, rather than the date on which the specific grantees and grant amounts were finalized and approved by the Board. In addition, in 1991, the Board approved a broad-based employee grant with an exercise price less than the fair market value on the date of grant. Accordingly, Autodesk has recognized pre-tax stock-based compensation expense of $2.4 million from these grants.

Compensation Committee Grants—From 1997 through 2000: (i) two individual option grants do not appear to have any evidence of Compensation Committee approval or authorization; (ii) four additional individual option grants appear to have been ratified at a date subsequent to the original grant date; and (iii) the original measurement date of one additional option grant approved by a Unanimous Written Consent of the Compensation Committee appears to have been made more than a reasonable period of time prior to final approval of the grant for accounting purposes. Based on the voluntary review, management determined that the measurement dates for the related option grants must be revised. Accordingly, Autodesk has recognized pre-tax stock-based compensation expense of $0.6 million from these seven grants.

Judgment

In light of the judgment used in establishing revised measurement dates, alternate approaches to those used by the Company’s management could have resulted in different compensation expense charges than those recorded in the restatement. The Company’s management considered various alternative approaches.

For Monthly Date Selection Process Grants, where for certain of the grants there was no evidence to suggest a particular single date was the appropriate measurement date, Company management narrowed the possible measurement date to a range of dates or a grant window. The grant window was approximately four days on average and ranged from one day to sixteen days. The Company’s management considered which date to use in this range and chose to use the last day of the grant window since the grants appeared to be fixed and unchangeable. We believe the grant date was fixed and unchangeable on the last day in the grant window because this was the day the award was communicated. Changing the measurement dates from the last day of the grant window to the highest price during a grant window would cause the pre-tax compensation charges discussed above to increase by approximately $2.0 million. Changing the measurement dates from the last day of the grant window to the lowest price during a grant window would cause the pre-tax compensation charges discussed above to decrease by approximately $11.9 million.

For the Anomalous Add Grants, Company management determined that the measurement date was the date the individual grant was fixed and unchangeable. This was the date by which the award was likely communicated to the employee. Alternatively, we considered the date on which the employee and relevant grant information were added to the grant list. However, because that date did not necessarily represent a date that the award was either approved or communicated to the employee, the Company’s management rejected that alternative. We believe the grant date was fixed and unchangeable on the last day in the grant window because this was the day the award was communicated. Changing the measurement dates for the Anomalous Add Grants from the date upon which the terms of the grant were likely communicated to the employee to the date when the grant information was likely added to the grant list would cause the pre-tax compensation charges discussed above to decrease by approximately $1.3 million. Changing the measurement dates for the Anomalous Add Grants from the date upon which the terms of the award were likely communicated to the employee to the highest price in the grant window would cause the pre-tax compensation charges to increase by approximately $2.3 million.

The Company’s management believes that the approaches used for each of the categories were the most appropriate under the circumstances.

Financial Impact of the Restatement

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenues	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments, Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992—2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Autodesk has also restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Note 5 “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements to include these adjustments for the three and six months ended July 31, 2005.

As mentioned above, while performing the voluntary stock option review, Autodesk identified that it had incorrectly recorded certain credits to resellers. Certain credits to resellers for sales of new and renewal maintenance were recognized as a reduction of license and other revenues and maintenance revenues in the period the transaction was billed. These credits should have been recorded as a reduction of deferred maintenance revenue when the transaction was billed which would have resulted in a reduction to maintenance revenues over the maintenance period. The impact of this restatement resulted in adjustments to increase net revenues and decrease deferred revenues of $14.0 million in fiscal 2006 and $5.1 million in fiscal 2005.

The adjustments to stock-based compensation, net of related tax effects, as originally reported for annual periods prior to fiscal 2007 are as follows (in millions):

Fiscal Year	Originally Reported	Adjustment	As Restated
1992	$—	$0.1	$0.1
1993	—	1.3	1.3
1994	—	0.8	0.8
1995	—	0.8	0.8
1996	—	0.4	0.4
1997	—	0.3	0.3
1998	—	0.2	0.2
1999	—	0.3	0.3
2000	0.3	1.1	1.4
2001	0.5	1.3	1.8
2002	0.6	2.8	3.4
2003	1.9	4.2	6.1
2004	1.2	5.1	6.3

Total 1992—2004 impact	4.5	18.7	23.2
2005	3.1	3.5	6.6
2006	0.4	3.8	4.2

Total	$8.0	$26.0	$34.0

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Condensed Consolidated Statements of Income (in millions, except per share data):

	Three months ended July 31, 2005			Six months ended July 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net revenues:
License and other	$309.4	$3.5	$312.9	$605.8	$6.5	$612.3
Maintenance	63.6	0.3	63.9	122.3	1.3	123.6

Total net revenues	373.0	3.8	376.8	728.1	7.8	735.9

Costs and expenses:
Cost of license and other revenues	39.8	—	39.8	78.5	—	78.5
Cost of maintenance revenues	4.7	—	4.7	9.5	—	9.5
Marketing and sales	134.0	0.6	134.6	261.4	1.2	262.6
Research and development	73.0	0.5	73.5	138.9	1.0	139.9
General and administrative	32.6	0.2	32.8	60.3	0.1	60.4

Total costs and expenses	284.1	1.3	285.4	548.6	2.3	550.9

Income from operations	88.9	2.5	91.4	179.5	5.5	185.0
Interest and other income, net	2.8	—	2.8	5.8	—	5.8

Income before income taxes	91.7	2.5	94.2	185.3	5.5	190.8
Income tax (provision) benefit	(16.4)	(1.1)	(17.5)	(33.9)	(2.4)	(36.3)

Net income	$75.3	$1.4	$76.7	$151.4	$3.1	$154.5

Basic net income per share	$0.33	0.01	$0.34	$0.66	$0.02	$0.68

Diluted net income per share	$0.30	0.01	$0.31	$0.61	$0.01	$0.62

Shares used in computing basic net income per share	228.7	—	228.7	228.2	—	228.2

Shares used in computing diluted net income per share	250.3	—	250.3	249.3	—	249.3

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Consolidated Balance Sheet as of January 31, 2006 (in millions):

	January 31, 2006
	As Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$287.2	$—	$287.2
Marketable securities	90.3	—	90.3
Accounts receivable, net	261.4	—	261.4
Inventories	14.2	—	14.2
Deferred income taxes	64.4	—	64.4
Prepaid expenses and other current assets	29.3	—	29.3

Total current assets	746.8	—	746.8

Computer equipment, software, furniture and leasehold improvements, net	61.4	—	61.4
Purchased technologies, net	49.8	—	49.8
Goodwill	318.2	—	318.2
Deferred income taxes, net	129.2	(5.0)	124.2
Other assets	55.4	—	55.4

	$1,360.8	$(5.0)	$1,355.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56.4	$—	$56.4
Accrued compensation	121.3	—	121.3
Accrued income taxes	10.8	—	10.8
Deferred revenues	249.8	(19.1)	230.7
Other accrued liabilities	68.6	—	68.6

Total current liabilities	506.9	(19.1)	487.8
Deferred revenues	35.8	—	35.8
Other liabilities	26.8	2.4	29.2
Commitments and contingencies (Note 13)	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 shares authorized; none issued or outstanding at January 31, 2006	—	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 shares authorized; 229.6 shares outstanding at January 31, 2006	773.7	30.1	803.8
Accumulated other comprehensive loss	(7.4)	—	(7.4)
Deferred compensation	(6.1)	(4.0)	(10.1)
Retained earnings	31.1	(14.4)	16.7

Total stockholders’ equity	791.3	11.7	803.0

	$1,360.8	$(5.0)	$1,355.8

The Company also restated common stock, additional paid in capital, deferred compensation and retained earnings balances for all fiscal years prior to fiscal 2007 as follows (in millions):

Fiscal Year	Common Stock and Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Net Impact to Shareholders’ Equity
2002	$19.2	$(11.1)	$(9.4)	$(1.3)
2003	22.0	(8.9)	(13.6)	(0.5)
2004	27.1	(9.2)	(18.7)	(0.8)
2005	31.0	(10.2)	(19.1)	1.7
2006	30.1	(4.0)	(14.4)	11.7

3.	Recently Issued Accounting Standards

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Autodesk applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended January 31, 2007. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. Autodesk adopted the recognition and disclosure elements of the Statement which did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. In addition, Autodesk adopted the measurement elements of SFAS 158 as of February 1, 2007, the beginning of its fiscal year 2008. The adoption of the measurement elements of SFAS 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This Statement is effective for Autodesk’s 2009 fiscal year, including interim periods within our 2009 fiscal year. Autodesk does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN 48, companies are required to recognize the benefit from a tax position only if it is “more likely than not” that the tax position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarified how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on the Company’s assessment, Autodesk recorded an increase to opening retained earnings during the first quarter of fiscal 2008 for tax benefits not previously recognized of approximately $26 million as a result of adopting FIN 48.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. The provisions of SFAS 155 are effective as of the beginning of Autodesk’s 2008 fiscal year. The adoption of SFAS 155 did not have a material effect on its consolidated financial position, results of operations or cash flows.

4.	Concentration of Credit Risks and Significant Customers

In the second quarters of fiscal 2007 and 2006, total sales to a single distributor, Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 11% of Autodesk’s consolidated net revenues for both periods. Sales to this same distributor represented 11% of Autodesk’s consolidated net revenues for the first half of fiscal 2007 and 2006. In addition, Tech Data accounted for 14% and 13% of gross accounts receivable at July 31, 2006 and January 31, 2006, respectively. The majority of the net revenues from sales to Tech Data relates to Autodesk’s Design Solutions Segment.

5.	Employee Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s Consolidated Statements of Income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.

Autodesk adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s unaudited Condensed Consolidated Financial Statements for the three and six months ended July 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited Condensed Consolidated Financial Statements for prior periods have not been revised for, and do not include, the impact of compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense has been recognized in Autodesk’s Consolidated Financial Statements primarily as a result of the Company’s Monthly Date Selection Process that was applied to stock option grants to employees during the period July 2000 through February 2005. This process resulted in the granting of stock option awards with exercise prices below the fair market value on the option measurement date. As of March 2005, the Company no longer followed the Monthly Date Selection Process. See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this form 10-Q and the 2007 Form 10-K for further discussion of this matter.

Autodesk uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as a method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes, the method used in determining diluted shares, and the application of a pre-vesting forfeiture rate against both pre- and post-adoption grants, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of SAB 107 was applied in connection with its implementation and adoption of SFAS 123R.

Stock Option Plans

As of July 31, 2006, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors (the “Board”): the 2006 Employee Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are eight expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006. In connection with the acquisitions of various companies, Autodesk has also issued replacement options.

On November 10, 2005, the Company’s stockholders approved a new stock plan, the 2006 Employee Stock Plan (the “2006 Plan”) as well as amendments to the 2000 Directors’ Option Plan. The 2006 Plan reserves 9.65 million shares of Autodesk common stock, plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At July 31, 2006, 8.9 million shares were available for future issuance. The 2006 Plan will expire in March of fiscal 2009.

The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At July 31, 2006, 0.65 million shares were available for future issuance, all of which were approved by the stockholders on November 10, 2005. The 2000 Directors’ Option Plan will expire in March of fiscal 2010.

Options granted under the above mentioned plans vest over periods ranging from one to four years and generally expire within six to ten years from the date of grant. Under the 2006 Plan and the 2000 Directors’ Option Plan, as amended, the option term is limited to no more than six years. From March 2005 through the end of fiscal 2007 the exercise price of the stock options is equal to the fair market value of the stock on the grant date.

A summary of stock option activity for the six months ended July 31, 2006 is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2006	30,042	$16.44
Granted	4,832	37.39
Options assumed in an acquisition	12	11.14
Exercised	(3,977)	11.42
Forfeited	(885)	21.53

Options outstanding at July 31, 2006	30,024	$20.35

Options exercisable at July 31, 2006	13,874	$13.08
Options available for grant at July 31, 2006	9,576

The total pre-tax intrinsic value of options exercised, as of their exercise date, during the three months ended July 31, 2006 and 2005 was $35.3 million and $87.5 million, respectively. For the six months ended July 31, 2006 and 2005, total pre-tax intrinsic value of options exercised was $105.8 million and $140.6 million, respectively.

The following table summarizes information about options outstanding and exercisable at July 31, 2006:

	Options Exercisable				Options Outstanding
	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per share exercise prices:
$0.20-$ 8.49	4,774		$7.06		6,059		$7.02
$8.50-$ 13.41	4,773		10.66		6,630		10.72
$14.15-$ 29.37	3,518		20.07		8,961		21.37
$30.15-$ 38.00	809		32.47		6,646		35.12
$38.10-$ 47.24	—		—		1,728		41.91

	13,874	5.9	$13.08	$292.2	30,024	6.2	$20.35	$440.6

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $34.11 as of July 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through June 2016. At July 31, 2006, a total of 27.7 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan” or “ESPP”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At July 31, 2006, a total of 18.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESPP, the Company typically issues shares in March and September of each fiscal year. The provisions of this plan expire during fiscal 2018.

Due to the Company’s voluntary stock option review during fiscal 2007, Autodesk was not current with their reporting obligations under the Securities and Exchange Act of 1934 during the third quarter of fiscal 2007. During the three months ended July 31, 2006 and 2005, Autodesk issued no shares under the ESP Plan. For the six months ended July 31, 2006 and 2005, Autodesk issued 0.8 million shares at an average price of $22.46 per share and 1.0 million shares at an average price of $17.07 per share, respectively.

Stock-based Compensation Expense

On February 1, 2006, Autodesk adopted SFAS 123R, which requires the measurement of all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and the recording of such expense in Autodesk’s Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes the impact of adopting SFAS 123R on stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended July 31, 2006, which was recorded as follows (in millions, except per share data):

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
Cost of license and other revenues	$1.3	$2.2
Marketing and sales	9.6	18.7
Research and development	7.0	13.9
General and administrative	2.7	6.9

Stock-based compensation expense related to employee options and employee stock purchases	20.6	41.7
Tax benefit	(5.0)	(10.1)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$15.6	$31.6

Reduction of net income per share:
Basic	$0.07	$0.14

Diluted	$0.06	$0.13

The weighted average grant date fair value of stock options granted during the three months ended July 31, 2006 was $12.53 per share and $13.44 per share for the six months ended July 31, 2006. As of July 31, 2006, $111.5 million of total compensation cost related to non-vested awards not yet recognized is expected to be recognized over a weighted average period of 1.8 years. The weighted average estimated fair value of shares granted under the ESP Plan was $12.21 for the six months ended July 31, 2006.

Autodesk uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
	Stock Option Plans	Stock Option Plans	ESP Plan
Expected volatility	0.38	0.38	0.37-0.4
Expected life (in years)	2.58-4.41 years	2.58-4.41 years	0.5-2.0 years
Expected dividends	0.0%	0.0%	0.0%
Range of risk-free interest rates	5.12%	4.96%	4.80-4.82%
Expected forfeitures	13.0%	13.0%	7.0%

Autodesk estimates expected volatility for options granted under the Company’s stock option plans and ESP Plan awards based on two measures. One is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock. Autodesk uses a third-party valuation services firm to assist in estimating the expected life of options granted under the Company’s stock option plans. In estimating the expected life, both exercise behavior and post-vesting termination behavior are included in the analysis, as well as consideration of outstanding options. The Company estimates the expected life of share purchases under the ESP Plan based upon each future scheduled purchase date. Effective after the dividend on the Company’s common stock for the fourth quarter of fiscal 2005, which was paid in April 2006, Autodesk discontinued payment of cash dividends. Autodesk does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option valuation model. The risk-free interest rate used in the Black-Scholes option valuation model for options granted under the Company’s stock option plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining terms.

In addition to the assumptions used in the Black-Scholes pricing model, SFAS 123R requires that the Company recognize expense only for the awards that are ultimately expected to vest. Therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all share-based awards. Autodesk estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2007, Autodesk accounted for forfeitures as they occurred.

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

Expense and Pro Forma Information under SFAS 123

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the pro-forma effect on net income and net income per share if Autodesk had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended July 31, 2005 (in millions, except per share data):

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
	As Restated (1)	As Restated (1)
Net income—as reported	$76.7	$154.5
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (2)	1.1	2.2
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(18.9)	(38.9)

Pro forma net income	$58.9	$117.8

Net income per share:
Basic—as reported	$0.34	$0.68

Basic—pro forma	$0.26	$0.52

Diluted—as reported	$0.31	$0.62

Diluted—pro forma	$0.24	$0.47

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
(2)	Includes previously reported stock-based compensation cost, net of related tax effects, of $0.1 million and $0.2 million for the three and six months ended July 31, 2005, respectively.

The weighted average estimated fair value of stock options granted was $14.71 per share for the three months ended July 31, 2005. There were no ESP Plan awards during the three months ended July 31, 2005. For the six months ended July 31, 2005, the weighted average estimated fair value of stock options granted and ESP Plan awards was $12.92 per share and $11.36 per share, respectively.

The weighted average estimate fair values were derived from use of the Black–Scholes model with the following assumptions:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
	Stock Option Plans	Stock Option Plans	ESP Plan
Expected volatility	0.43	0.46	.36- .39
Expected life (in years)	4.3 years	4.2 years	0.5-2.0 years
Expected dividends	0.0%	0.0%	0.0%
Range of risk-free interest rates	4.09%	3.96%	3.14-3.62%
Expected forfeitures	13.0%	13.0%	7.0%

6.	Income Taxes

Autodesk’s effective tax rate was 17% during the three months ended July 31, 2006 and 19% during the six months ended July 31, 2006, compared to 19% in the respective periods of the prior fiscal year. The decrease in the effective tax rate for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 was primarily due to the recognition of an income tax benefit of $8.9 million during the second quarter of fiscal 2007 relating to the release of reserves with respect to the fiscal 2003 tax year. There was no change in the effective tax rate in the six months ended July 31, 2006 compared to six months ended July 31, 2005 because the impact of the $8.9 million tax benefit recognized in the second quarter of fiscal 2007 was offset by (1) the expiration of the federal research credit on December 31, 2005, (2) reduction in tax benefits from the extraterritorial income exclusion, and (3) the repatriation of certain foreign dividends in the first and second quarters of fiscal 2006 at a rate lower than the 35% federal statutory rate under the American Jobs Creation Act of 2004 (“DRD Legislation”) which was not effective for years beyond fiscal 2006.

The effective tax rate for the three and six months ended July 31, 2006 is less than the federal statutory rate of 35% due to the lower-taxed foreign income, the extraterritorial income exclusion and state research credits and tax benefits associated with the closure or lapse of statute of limitations with respect to certain tax years.

At July 31, 2006, Autodesk had net deferred tax assets of $156.3 million. Realization of these assets is dependent on Autodesk’s ability to generate approximately $528 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

7.	Deferred Compensation

At July 31, 2006, Autodesk had marketable securities totaling $29.1 million, of which $26.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2006 was $22.4 million. The total related deferred compensation liability was $26.3 million at July 31, 2006 of which $14.2 million was classified as current and $12.1 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2006 was $22.4 million of which $14.3 million was classified as current and $8.1 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

8.	Inventories

Inventories consisted of the following (in millions):

	July 31, 2006	January 31, 2006
Raw materials and finished goods, net	$4.7	$11.9
Demonstration inventory, net	2.3	2.3

	$7.0	$14.2

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory for purposes of establishing necessary reserves.

9.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows (in millions):

	July 31, 2006	January 31, 2006
Computer equipment, software and furniture, at cost	$219.9	$208.0
Leasehold improvements, at cost	40.7	35.0
Less: Accumulated depreciation	(195.8)	(181.6)

Computer equipment, software, furniture and leasehold improvements, net	$64.8	$61.4

10.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows (in millions):

	July 31, 2006	January 31, 2006
Purchased technologies	$190.4	$185.2
Less: Accumulated amortization	(141.6)	(135.4)

Purchased technologies, net	$48.8	$49.8

Expected future amortization expense for purchased technologies for the remainder of fiscal 2007 and for each of the fiscal years thereafter is as follows (in millions):

2007—remaining six months	$6.0
2008	11.2
2009	9.7
2010	8.1
2011	7.3
Thereafter	6.5

Total	$48.8

11.	Goodwill

The changes in the carrying amount of goodwill during the six months ended July 31, 2006 were as follows (in millions):

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2006	$227.7	$90.5	$318.2
Addition arising from Constructware acquisition	36.1	—	36.1
Other acquisitions, purchase accounting adjustments, effect of foreign currency translation and other	5.3	6.9	12.2

Balance as of July 31, 2006	$269.1	$97.4	$366.5

The increase in Autodesk’s goodwill balance resulted from the acquisition of Constructware during the first quarter of fiscal 2007. See Note 19, “Business Combination,” for a description of this acquisition.

12.	Restructuring Reserves

During the first quarter of fiscal 2007, management approved a restructuring plan primarily involving the elimination of employee positions of Constructware that directly resulted from this acquisition (“Constructware Restructuring Plan”). Total estimated cost of the Constructware Restructuring Plan is $0.6 million. The restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Constructware acquisition. No restructuring expense will be recorded as a result of this plan since it was established in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). As this plan is executed, the associated costs will be applied against the reserve established at the time of acquisition. Substantially all actions required of this plan were completed during the second quarter of fiscal 2007.

During the fourth quarter of fiscal 2006, management approved a restructuring plan directly resulting from the Alias acquisition that involved the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). Total estimated cost of the Alias Restructuring Plan is $11.1 million. The total restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with EITF 95-3. Therefore, the utilization from this reserve will not be reflected as a restructuring expense but instead reflected as a reduction of this reserve. Substantially all actions required of this plan were completed by the fourth quarter of fiscal 2007.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in the elimination of 402 positions and the closure of a number of offices worldwide with a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve the Company’s targeted operating margins and redirect resources to product development, sales development and other critical areas. Of the $27.5 million, $23.4 million was attributable to termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charge was attributable to lease termination costs, which include losses on operating leases as well as the impairment of related leasehold improvements and equipment. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005. The remaining outstanding liabilities relate to employee termination costs and operating lease agreements expiring between fiscal 2007 and fiscal 2012.

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

The following table sets forth the restructuring activities during the six months ended July 31, 2006 (in millions):

	Balance at January 31, 2006	Additions		Charges Utilized	Reversals	Balance at July 31, 2006
Constructware Restructuring Plan
Employee termination costs	$—	$0.6		$0.3	$—	$0.3

Alias Restructuring Plan
Lease termination and asset costs	1.5	—		0.3	—	1.2
Employee termination costs	6.2	—		4.3	—	1.9

Fiscal 2004 Plan
Lease termination costs	0.7	—		0.3	—	0.4
Employee termination costs	0.4	—		0.2	—	0.2

Fiscal 2002 Plan
Lease termination costs	4.7	1.1	(1)	0.5	—	5.3

Total	$13.5	$1.7		$5.9	$—	$9.3

Current portion (2)	$9.0					$4.5
Non-current portion (2)	4.5					4.8

Total	$13.5					$9.3

(1)	The lease termination cost additions were recorded in “General and administrative” expense.
(2)	The current and non-current portion of the reserve is recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities,” respectively.

An analysis of the Constructware Restructuring Plan, Alias Restructuring Plan, Fiscal 2004 Plan and Fiscal 2002 Plan by reportable segment is included in Note 17, “Segments.”

13.	Commitments and Contingencies

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended July 31, 2006.

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of its consultants, D-Cubed Ltd., seeking among other things, termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. On March 23, 2006, the Court of Appeal denied Spatial’s appeal. The trial court awarded Autodesk approximately $0.2 million on April 1, 2006. As a result, the ultimate resolution of this matter did not have a material effect on Autodesk’s financial position, results of operations or cash flows.

On September 22, 2004, z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471 (“471 patent”), entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825 (“825 patent”), entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleged that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, z4 sought compensatory damages amounting to a 1.5% royalty, injunctive relief and fees and costs. On April 19, 2006, a jury returned a verdict finding that certain Autodesk products infringed both patents, awarding z4 $18 million in damages. As of April 30, 2006, the Company recorded an accrual for a potential loss contingency under SFAS No. 5 which reflected the judgment of $18.0 million believed to be the best estimate of the Company’s probable loss at that time. The court entered judgment against Autodesk on August 18, 2006, awarding z4 $18 million in damages, pre-judgment interest and attorneys’ fees. Autodesk filed its notice of appeal of the judgment on September 8, 2006. On December 20, 2006, Autodesk and z4 entered into a settlement agreement which resolved all of the issues between the parties. As the settlement agreement was entered into prior to the filing of its Form 10-Q for the quarter ended July 31, 2006, the Company reflected the change of its estimated loss in the results for the quarter ended July 31, 2006. As such, a $13.0 million reduction in the accrual was recorded in General and Administrative expenses in the current period to reflect the actual loss incurred.

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. On December 12, 2005, SpatialInfo added AAPL as a defendant to its lawsuit against Telstra. Autodesk is currently investigating the allegations and intends to vigorously defend the case. Although this case is in the early stages and Autodesk cannot determine the final financial impact of this matter, based on the facts known at this time, the Company believes the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect Autodesk’s future results of operations, cash flows or financial position in a particular period.

On July 12, 2006 New York University (“NYU”) filed suit against Autodesk in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 6,115,053 (“053 patent”), entitled “Computer Animation Method and System for Synthesizing Human-Like Gestures and Actions,” and U.S. Patent No. 6,317,132 (“132 patent”), entitled “Computer Animation Method for Creating Computer Generated Animated Characters.” NYU’s complaint alleged that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, NYU seeks compensatory damages, injunctive relief and fees and costs. Autodesk cannot determine the final financial impact of this matter, based on the facts known at this time, the Company believes the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect Autodesk’s future results of operations, cash flows or financial position in a particular period.

In connection with Autodesk’s anti-piracy program, designed to enforce copyright protection of its software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time the Company undertakes litigation against alleged copyright infringers or provide information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have led to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin America. On March 1, 2002, Consultores en Computación y Contabilidad, S.C., a Mexican hardware/software reseller and its principals (collectively, “CCC”) filed a lawsuit in the Mexico Court in the First Civil Court of the Federal District, against, Autodesk, Adobe Systems, Microsoft and Symantec (all members of the BSA and collectively the “Defendants”). Ultimately, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the First Civil Court for a determination of the amount. On December 13, 2005, the First Civil Court awarded CCC $90 million in damages. Both the Defendants and the plaintiffs appealed the verdict. In September 2006, the parties entered into a settlement agreement which did not have a material effect on Autodesk’s financial position, results of operations or cash flows.

During the fourth quarter of fiscal 2007, three shareholder derivative lawsuits were filed against Autodesk and the Company’s current directors and officers (as well as certain of the Company’s former directors and officers) relating to its historical stock option practices and related accounting. On November 20, 2006, the Company and its current members of the Board were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Giles v. Bartz, et al.”, Case No. C06-8175. On December 29, 2006, the Company, its current members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Campion v. Sutton, et al.”, Case No. C06-07967. This lawsuit was consolidated into the previously mentioned Giles case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, its current members of the Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a shareholder derivative action, entitled “Koerner v. Bartz, et al.”, Case No. CV-070112. These actions are in the preliminary stages and Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

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

14.	Stock Repurchase Program

Autodesk has a stock repurchase program to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and to more effectively utilize excess cash generated from its business. During the first half of fiscal 2007, Autodesk repurchased 4.2 million shares of its common stock on the open market at an average repurchase price of $36.79 per share and subsequently retired the shares. As a result, common stock and additional paid-in capital and retained earnings were reduced for the six months ended July 31, 2006 by $58.3 million and $96.2 million, respectively. As of July 31, 2006, 16.3 million shares remained available for repurchases under this program. The amount of stock estimated to be repurchased under this program for the upcoming fiscal quarters is presently not known since it is a function of the number of options actually exercised along with the future availability of cash.

15.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net income	$86.8	$76.7	$135.3	$154.5
Other comprehensive income (loss), net of tax:
Net change in cumulative foreign currency translation adjustment	2.8	(5.2)	4.4	(5.7)

Total comprehensive income	$89.6	$71.5	$139.7	$148.8

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

16.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Numerator:
Numerator for basic and diluted net income per share—net income	$86.8	$76.7	$135.3	$154.5

Denominator:
Denominator for basic net income per share—weighted average shares	230.5	228.7	230.4	228.2
Effect of dilutive common stock options	12.6	21.6	13.7	21.1

Denominator for dilutive net income per share	243.1	250.3	244.1	249.3

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The computation of diluted net income per share does not include 11.4 million options for the second quarter of fiscal 2007 and less than 0.1 million options for the same period in the prior fiscal year. During the first half of fiscal 2007 and fiscal 2006, 7.8 million options and 0.2 million options, respectively, were excluded from the computation of diluted net income per share. These options were excluded in the computation of basic and diluted net income per share because they had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive. The difference in results between these periods primarily reflects the adoption of SFAS 123R commencing from the first quarter of fiscal 2007.

17.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other. Autodesk has no material inter-segment revenues.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers, who design, build, manage and own building projects; who design, manufacture and manage manufactured goods; and who design, build, manage and own infrastructure projects for both public and private users. The Design Solutions Segment consists of a general design platform division and industry-specific business divisions. These are: Platform Technology Division and Other, which includes revenue from Autodesk Collaboration Services and Autodesk Consulting; Manufacturing Solutions Division; Infrastructure Solutions Division; and Building Solutions Division.

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

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 11, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		As Restated (3)		As Restated (3)
Net revenues:
Design Solutions	$388.6	$325.8	$775.3	$639.0
Media and Entertainment	58.5	45.1	105.3	86.3
Other (1)	2.5	5.9	5.0	10.6

	$449.6	$376.8	$885.6	$735.9

Income from operations:
Design Solutions	$181.7	$155.0	$362.4	$306.5
Media and Entertainment	16.3	9.5	16.9	17.9
Unallocated amounts (2)	(95.9)	(73.1)	(217.9)	(139.4)

	$102.1	$91.4	$161.4	$185.0

(1)

Other relates to revenues from Autodesk’s Location Services Division and net revenues from the correction of accounting for certain credits to resellers during the three months end nine months ended October 31, 2005.

(2)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R (see Note 5, “Employee Stock-Based Compensation”).

(3)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net revenues:
Platform Technology Division and Other	$200.9	$180.2	$408.2	$357.9
Manufacturing Solutions Division	75.7	60.2	150.7	119.2
Building Solutions Division	56.8	43.0	110.0	80.2
Infrastructure Solutions Division	55.2	42.4	106.4	81.7

	$388.6	$325.8	$775.3	$639.0

Information regarding Autodesk’s operations by geographic area is as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net revenues:
U.S.	$141.3	$124.5	$284.8	$238.8
Other Americas	26.4	20.6	53.1	40.9

Total Americas	167.7	145.1	337.9	279.7
Europe, Middle East and Africa	174.2	140.6	338.6	274.7
Japan	45.0	41.5	93.0	90.0
Other Asia/Pacific	62.7	49.6	116.1	91.5

Total Asia/Pacific	107.7	91.1	209.1	181.5

Total net revenues	$449.6	$376.8	$885.6	$735.9

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The following tables set forth the Alias Restructuring Plan and the Fiscal 2004 Plan activities that relate to each reportable segment during the six months ended July 31, 2006 (in millions):

Alias Restructuring Plan

	Design Solutions Segment		Media and Entertainment Segment
	Lease Termination and Asset Costs	Employee Termination Costs	Lease Termination and Asset Costs	Employee Termination Costs	Total
Balance at January 31, 2006	$0.6	$2.5	$0.9	$3.7	$7.7
Additions	—	—	—	—	—
Charges utilized	(0.1)	(1.7)	(0.2)	(2.6)	(4.6)

Balance at July 31, 2006	$0.5	$0.8	$0.7	$1.1	$3.1

Fiscal 2004 Plan

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Total
Balance at January 31, 2006	$—	$0.2	$0.5	$0.1	$0.2	$0.1	$1.1
Additions	—	—	—	—	—	—	—
Charges utilized	—	—	(0.2)	(0.1)	(0.1)	(0.1)	(0.5)

Balance at July 31, 2006	$—	$0.2	$0.3	$—	$0.1	$—	$0.6

All restructuring reserve balances remaining for the Constructware Restructuring Plan and the Fiscal 2002 Plan at July 31, 2006 relate to the Design Solutions Segment.

18.	Financial Instruments

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

The notional amounts of foreign currency contracts were $43.8 million at July 31, 2006 and $10.4 million at January 31, 2006. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenues of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars are recorded as other current assets and other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

The notional amounts of foreign currency option contracts were $74.6 million at July 31, 2006 and $77.1 million at January 31, 2006, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. Net settlement gains recorded as net revenues were less than $0.1 million during both the three and six months ended July 31, 2006. In fiscal 2006, net settlement gains recorded as net revenues were $1.6 million and $1.7 million during the three and six months ended July 31, 2005, respectively. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.2 million and $0.4 million during the three and six months ended July 31, 2006, respectively. Cost of the options during the three and six months ended July 31, 2005 totaled $0.2 million and $0.4 million, respectively.

19.	Business Combination

The following acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying Condensed Consolidated Statements of Income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

Management’s allocation of the purchase price, based on a valuation of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows (in millions):

Developed technologies (6 year useful life)	$5.1
Customer relationships (7 year useful life)	13.0
Customer contracts (7 year useful life)	1.1
Trade name (6 year useful life)	0.9
Goodwill	36.1
Deferred revenue	(5.1)
Restructuring reserve	(0.6)
Net tangible assets	(4.8)

$45.7

Customer relationships and customer contracts represent the underlying relationships and agreements with Constructware’s existing customers. Trade name represents the estimated fair value of the Constructware trade name and trademarks. The $36.1 million of goodwill, which represents the premium paid for Constructware’s established products, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Constructware in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by fiscal 2010.

Autodesk management approved a restructuring plan directly resulting from this acquisition. This plan primarily involved the elimination of employee positions of Constructware. The total restructuring reserve of $0.6 million originally established for this plan was reflected as an allocation item to the total purchase price consideration. Substantially all actions required of this plan were completed during the second quarter of fiscal 2007.

Autodesk has not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period that would indicate that such a liability is probable and that the amounts can be reasonably estimated, such liability would be included as an adjustment to the purchase price allocation.

20.	Related Parties

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S. and China, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies at a price that approximates fair value. Autodesk’s relationship with Hanna Strategies is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings. Autodesk is currently the only customer of Hanna Strategies. The investment is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment is included in the Condensed Consolidated Balance Sheets under “Other assets” and is adjusted by Autodesk’s ownership percentage of Hanna Strategies’ results of operations and after the elimination of intercompany profit or loss. Beginning from the date of Autodesk’s investment, the Condensed Consolidated Statements of Income include 28% of Hanna Strategies’ operating expenses in “Interest and other income, net.” In addition, Autodesk incurred approximately $6.0 million during the current quarter and approximately $6.8 million for the quarter ended July 31, 2005 for consulting services and purchased in-process technology from Hanna Strategies. Autodesk incurred approximately $12.2 million during the six months ended July 31, 2006 and approximately $11.7 million during the six months ended July 31, 2005 for services and purchased in-process technology from Hanna Strategies.

These amounts are included in “Research and Development.” The in-process technologies purchased were recorded as expense as of the date the technologies were delivered as they have not yet reached technological feasibility and have no alternative future use as a stand-alone product. In addition, approximately $0.1 million of amounts owed to Hanna Strategies for consulting services and purchased in-process technologies were included in “Other accrued liabilities” at July 31, 2006.

21.	Subsequent Events

Voluntary Review of Stock Option Grant Practices

On February 27, 2007 we announced that the Audit Committee of Autodesk’s Board of Directors has completed its voluntary review of the Company’s stock option grant practices and related accounting issues. As previously announced, the Audit Committee of Autodesk’s Board of Directors began a voluntary review of the Company’s stock option grant practices in August 2006.

As a result of the findings of the voluntary review, the Board of Directors has concluded, upon the recommendation of management and the Audit Committee, that the Consolidated Balance Sheets as of January 31, 2002, 2003, 2004, 2005 and 2006, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years ended January 31, 2003, 2004, 2005 and 2006 should no longer be relied upon. As a result, the Company has restated its previously-issued financial statements for fiscal years 2003 through 2006, to correct errors related to accounting for total stock-based compensation expense. The adjustment to the first quarter of fiscal 2007 was recorded in the second quarter of fiscal 2007 due to its insignificance. Refer to Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Amendments to Stock Option Agreements and to the ESPP

Due to the review of Autodesk’s stock option grant practices during fiscal 2007, the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934 during the second half of fiscal 2007. As a result, the Company was unable to purchase shares under the ESPP or repurchase Autodesk common stock during that period. Stock-based compensation expense as a result of the cancellation of the September 30 purchase of $6.1 million that would have been recognized over future periods was recognized during the third quarter of fiscal 2007.

On September 18, 2006, the Board of Directors of Autodesk approved an amendment (the “Amendment”) to certain stock option agreements (the “Applicable Agreements”) issued pursuant to any of the Company’s stock option plans where the optionee has terminated or may terminate his or her employment or service with the Company and whose outstanding options to purchase Company common stock would otherwise expire before, or within 30 days after, the Company again becomes current in its reporting obligations under the Securities Exchange Act of 1934. During such time that the Company is not current in its reporting obligations under the Securities Exchange Act of 1934, the Company has suspended the issuance and sale of shares of its common stock pursuant to its registration statements on Forms S-8 filed with the Securities and Exchange Commission. The Amendment provides that the post-termination exercise period set forth in the Applicable Agreements shall be extended such that the optionee may exercise his or her option until the later of (i) the expiration of the original post-termination exercise period or (ii) thirty days after the earliest date upon which the option may be exercised without violating applicable securities laws. However, in no event will the optionee be permitted to exercise his or her option later than the expiration of the term of the option.

In addition, on September 18, 2006, the Board of Directors of the Company approved an amendment (the “ESPP Amendment”) to the Company’s 1998 Employee Qualified Stock Purchase Plan, in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESPP while the Company is not current in its reporting obligations under the Securities Exchange Act of 1934. In general, the ESPP Amendment provides that, in the event the Company is not current in its reporting obligations under the

Securities Exchange Act of 1934 prior to September 30, 2006 each eligible employee shall be automatically enrolled as a participant in the offering period commencing on October 1, 2006, subject to Section 3 of the ESPP (Eligibility), unless such employee elects not to participate in such offering period by filing a written statement declaring such election with the Company prior to the time of the automatic enrollment in the new offering period.

In addition, on September 18, 2006, the Board of Directors of the Company approved a one-time cash bonus of $8.8 million to non-executive employees enrolled in the ESPP at that time. This cash bonus was paid because the Company did not make a purchase under the ESPP for the September 30, 2006 exercise date due to the fact that the Company was not current in its reporting obligations under the Securities Exchange Act of 1934 as of September 30, 2006. Each eligible employee’s cash bonus was approximately equal to the difference between the price at which he or she would have purchased Autodesk shares through the ESPP and the closing price of Autodesk shares on October 2, 2006, plus 5 percent.

Income Taxes

In the fourth quarter of fiscal 2007, in response to the conclusion of a review by the Internal Revenue Service of the Company’s request for refund, the Company recognized an $8.9 million tax benefit for the reversal of previously accrued income taxes for the years in question. Since the review was concluded subsequent to the period ended July 31, 2006, but prior to the filing of the Company’s Form 10-Q for the period then ended, the Company reflected this item as a subsequent event and recorded the tax benefit in the second quarter of fiscal 2007.

Acquisition

In May 2007, Autodesk entered into an agreement to acquire NavisWorks Limited (“NavisWorks”) for approximately $25 million cash, which is subject to a working capital adjustment. NavisWorks provides 3D coordination, collaboration and sequencing in design and construction. This acquisition, expected to close in the second or third quarter of fiscal 2008, is intended to increase the interoperability of Autodesk’s 3D model-based and 2D design software by coordinating design information from multiple sources. This acquisition will be integrated into the Architecture, Engineering and Construction Segment. The acquisition will be accounted for under the purchase method of accounting and the purchase price allocation will be determined upon consummation of the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding our strategies and growth initiatives, anticipated future operating results including operating margins and net revenues, our upgrade and maintenance revenues, the effect of fluctuations in exchange rates, our costs and expenses, planned product retirement and annual release cycles, our expectations regarding product acceptance, the realization of deferred tax benefits, the continuation of our share repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we expect,” “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Restatement of Previously Issued Financial Results

Introduction

On August 17, 2006, Autodesk, Inc. (“Autodesk” or the “Company”) announced that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. On February 27, 2007, Autodesk announced the key results of the voluntary review, which were set forth in the Form 8-K filed on that date.

The Audit Committee engaged independent outside legal counsel, Hogan & Hartson LLP, who, with the assistance of forensic accounting experts, PricewaterhouseCoopers, reviewed the facts and circumstances surrounding approximately 230 separate stock option grant approvals made between January 1988 and August 2006, or the “relevant period.” During the course of the voluntary review, more than 700,000 documents were reviewed and interviews with over 40 current and former employees, directors and advisors were conducted. In February 2007, the Audit Committee completed its review and presented its final report to Autodesk’s Board of Directors.

The following is a summary of the key findings of the Audit Committee:

•	Throughout the relevant period, numerous administrative errors were made in the processing of option grants resulting in options being accounted for incorrectly;

•

Between July 2000 and February 2005, the Company made monthly broad-based employee grants pursuant to authority delegated by the Board to the CEO, where the grant dates for most of these broad based grants were selected by an administrative process to coincide with low trading prices during the month of the applicable grant;

•	During the calendar year 1992:

•	a broad-based employee grant that included a grant to the Company’s then-CFO and then-General Counsel were measured on an incorrect date; and

•	the new hire grant to the then-incoming CEO was measured on an incorrect date;

•	There was no evidence that any officer or director backdated any stock option granted to himself or herself;

•

Based on the evidence developed during the review, the Audit Committee concluded that it was unlikely that those involved in the decisions and actions that resulted in measurement date errors understood the accounting impact of their actions or that they intended to misstate our financial statements; and

•	There was no evidence of any measurement date error involving any stock option grant made to a person serving as a director.

The Company had progressively, substantially and voluntarily improved its employee stock-based compensation grant process prior to 2006, before the intense regulatory and media focus on stock option grant practices began, and no Company employees or officers who may have made discretionary determinations that resulted in measurement date errors in the past has any continuing role relating to the distribution, administration or accounting for stock-based compensation.

As a result of the findings of the voluntary review, the Board of Directors has concluded, upon the recommendation of management and the Audit Committee, that the consolidated balance sheets as of January 31, 2002, 2003, 2004, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2003, 2004, 2005 and 2006, should no longer be relied upon. As a result, we are restating our previously-issued financial statements for fiscal years 2003 through 2006, inclusive, to correct errors related to accounting for total stock-based compensation expense.

The pre-tax, non-cash charges to be restated are an aggregate $34.8 million for stock-based compensation expense over the 18-year period of the review through fiscal 2006. Approximately $21.7 million of the restated amounts apply to the income statements for fiscal years 2003 through 2006, inclusive, and the remainder, which is applicable to prior fiscal years, has been recorded as a charge to retained earnings as of January 31, 2002. Such charges have the effect of decreasing net income and, correspondingly, retained earnings as reported in our historical financial statements. The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 were insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments.

During the period of the voluntary stock option review, we determined that we incorrectly recorded certain credits to resellers. As a result, adjustments were made to increase net revenues and decrease deferred revenue by $14.0 million in fiscal 2006 and $5.1 million in fiscal 2005. These adjustments, which have the effect of increasing net income and, correspondingly, retained earnings, are described in more detail below.

This Form 10-Q reflects the restatement of our consolidated balance sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and six months ended July 31, 2005, and the related Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2005.

The 2007 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended January 31, 2006, 2005, 2004 and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q prior to fiscal 2007 have been affected by the restatements, have not been amended, and should not be relied on.

In connection with the restatement of our consolidated financial statements, we applied judgment in determining whether to revise measurement dates for prior option grants. In addition, if we determined that a measurement date needed to be revised, judgment was applied in determining the appropriate measurement date.

In addition, in the 2007 Form 10-K we have restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Part II, Item 8, Note 1, “Business and Summary of Significant

Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended January 31, 2006 and 2005.

All references to the number of option shares, option exercise prices, and share prices in this section have been adjusted for any subsequent stock splits.

Stock Option Grant Process

Pursuant to our non-director stock plans, our Board of Directors has the authority to grant options or delegate this authority to a committee. For portions of the relevant period, the right to grant options under our stock plans to all employees other than non-employee directors was delegated to the Compensation Committee of the Board of Directors or to the chief executive officer, or CEO, as a committee of one. Executive officer option grants were generally approved by the Compensation Committee during regularly scheduled Compensation Committee meetings, although a small number were approved by unanimous written consent. Option grants by the CEO to all other employees were generally done on a monthly basis by written consent during the period between December 1995 and August 2006.

Accounting Adjustments

Consistent with the applicable accounting literature and recent guidance from the SEC staff, we organized the 230 separate stock option grant approvals, totaling approximately 46,300 individual grants, made during the relevant period into categories based on grant type and the processes by which the grant approval was finalized. We analyzed the evidence from the Audit Committee’s review related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, we applied the then appropriate accounting standards to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects. After accounting for forfeitures, we recognized stock-based compensation expense of $34.8 million on a pre-tax basis over the vesting terms for the affected grants. No adjustments were required for the remaining grants. The adjustments were determined by category as follows:

Monthly Date Selection Process Grants—For the period between July 2000 and February 2005, we generally followed an administrative process for monthly broad based employee grants that resulted in the selection of effective grant dates that were prior in time to the final preparation of action by written consent for such grants (the “Monthly Date Selection Process Grants”). Usually, the grant dates selected by this process were chosen later in the same calendar month in which the applicable actions by written consent were signed and were dates prior in time to the final preparation of such written consents to coincide with low trading prices during the month of the applicable grant. Based on the voluntary review, the Company determined that the measurement dates for approximately 12,000 individual grants of the approximate total 18,500 individual grants made to broad based employees pursuant to delegated authority must be revised because the grant dates selected by the administrative process were prior in time to the final approval of such grants. For these grants, based upon the available evidence we chose as the measurement date the date upon which the terms of the specific monthly broad based employee grant was determined to be fixed and unchangeable. Accordingly, we recognized a pre-tax stock-based compensation expense of $23.1 million for such grant approvals using the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25 (“APB 25”).

1992 New-Hire Grant to Incoming CEO—In May 1992, the Compensation Committee approved a grant to the Company’s then-incoming CEO that was measured on an incorrect date. The measurement date used was April 7, 1992, the date the Company and the incoming CEO had reached a business agreement on most of the terms of her employment agreement, including the number of stock options to be granted. However, discussions thereafter continued regarding other important matters, including the structure of, and exercise price for, her stock option grant. The essential terms of the option grant, the grant price, number of options and date of grant, were presented to the Board on April 27, 1992, and approved by the Compensation Committee on May 4, 1992. In connection with the grant to the then-incoming CEO, both parties were represented by counsel. We recognized pre-tax stock-based compensation expense of $3.3 million from this grant based on a revised measurement date of May 4, 1992 using the intrinsic value method of accounting under APB 25.

Anomalous Add Grants—Based on the voluntary review, the Audit Committee found that in certain instances, additions or error corrections were made to the details of grants that had already been approved by the CEO without obtaining additional approval (the “Anomalous Add Grants”). For the period between December 1995 through August 2006 when the CEO had delegated authority to grant options, 420 of approximately 37,100 individual option grants were considered to be Anomalous Add Grants, for a total error rate of 1.1%, with 98% of Anomalous Add Grants occurring prior to fiscal 2003. Based on the voluntary review, management determined that the measurement dates for the related individual option grants must be revised. Accordingly, we recognized pre-tax stock-based compensation expense of $3.1 million from such grants using the intrinsic value method of accounting under APB 25.

Termination Issues—During the relevant period, two former executives and 34 employees were permitted to vest in (and subsequently exercise) stock options to purchase an aggregate of approximately 1.4 million shares of common stock for a period of time beyond what they were otherwise entitled to exercise under their original stock option agreement. In most cases, vesting was extended for a period of time after the termination date and, thus, should have resulted in accounting consequences. For the 34 employees, it appears that these cases were most likely due to administrative error. Based on the voluntary review, management determined that the accounting for the related option grants must be revised and we recognized pre-tax stock-based compensation expense of $2.3 million from such grants using the intrinsic value method of accounting under APB 25.

Board-Authorized Grant—In 1992, the Board approved a broad-based employee grant, which included a grant to the Company’s then-CFO and then General Counsel, that involved a measurement date error. The error was caused by the Company’s use of the date on which the Board approved the general scope and nature of a special one-time grant to certain employees as the measurement date, rather than the date on which the specific grantees and grant amounts were finalized and approved by the Board. In addition, in 1991, the Board approved a broad-based employee grant with an exercise price less than the fair market value on the date of grant. Accordingly, we recognized pre-tax stock-based compensation expense of $2.4 million from these grants.

Compensation Committee Grants—From 1997 through 2000: (i) two individual option grants do not appear to have any evidence of Compensation Committee approval or authorization; (ii) four additional individual option grants appear to have been ratified at a date subsequent to the original grant date; and (iii) the original measurement date of one additional option grant approved by a Unanimous Written Consent of the Compensation Committee appears to have been made more than a reasonable period of time prior to final approval of the grant for accounting purposes. Based on the voluntary review, management determined that the measurement dates for the related option grants must be revised. Accordingly, we recognized pre-tax stock-based compensation expense of $0.6 million from seven grants.

Judgment

In light of the judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those recorded by us in the restatement. We considered various alternative approaches.

For Monthly Date Selection Process Grants, where for certain of the grants, there was no evidence to suggest a particular single date was the appropriate measurement date, Company management narrowed the possible measurement date to a range of dates or a grant window. The grant window was approximately four days on average and ranged from one day to sixteen days. The Company’s management considered which date to use in this range and chose to use the last day of the grant window since that was the date the grants appeared to be fixed and unchangeable. We believe the grant date was fixed and unchangeable on the last day in the grant window because this was the day the award was communicated. Changing the measurement dates from the last day of the grant window to the highest price during a grant window would cause the pre-tax compensation charges discussed above to increase by approximately $2.0 million. Changing the measurement dates from the last day of the grant window to the lowest price during a grant window would cause the pre-tax compensation charges discussed above to decrease by approximately $11.9 million.

For the Anomalous Add Grants, Company management determined that the measurement date was the date the individual grant was fixed and unchangeable. This was the date by which the award was likely communicated to the employee. Alternatively, we considered the date on which the employee and relevant grant information were added to the grant list. However, because that date did not necessarily represent a date that the award was either approved or communicated to the employee, we rejected that alternative. We believe the grant was fixed and unchangeable on the last day in the grant window because this was the day the award was communicated. Changing the measurement dates for the Anomalous Add Grants from the date upon which the terms of the grant were likely communicated to the employee to the date when the grant information was likely added to the grant list would cause the pre-tax compensation charges discussed above to decrease by approximately $1.3 million. Changing the measurement dates for the Anomalous Add Grants from the date upon which the terms of the award were likely communicated to the employee to the highest price in the grant window would cause the pre-tax compensation charges to increase by approximately $2.3 million.

We believe that the approaches we used for each of the categories were the most appropriate under the circumstances.

Financial Impact of the Restatement

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenues	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments , Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992—2004 impact .	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2, “Restatement of Condensed Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements. We also restated the pro forma expense under SFAS 123 in Note 5 “Employee Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the three and six months ended July 31, 2005.

As mentioned above, while performing the voluntary stock option review, we identified that we incorrectly recorded certain credits to resellers. Certain credits to resellers for sales of new and renewal maintenance were recognized as a reduction of license and other revenues and maintenance revenues in the period the transaction was billed. These credits should have been recorded as a reduction of deferred maintenance revenue when the transaction was billed which would have resulted in a reduction to maintenance revenues over the maintenance period. The impact of this restatement resulted in adjustments to increase net revenues and decrease deferred revenues of $14.0 million in fiscal 2006 and $5.1 million in fiscal 2005.

For more information regarding our restated financial statements, see “Financial Statements” in Item 1 and “Restatement of Condensed Consolidated Financial Statements” in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Strategy

Our goal is to be the world’s leading design software and services company for the building, manufacturing, infrastructure, and media and entertainment industries. Our focus is to offer our customers the ability to create and manage great designs and simulate reality through our software and to help them experience their ideas before they become real.

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment. Our architecture allows for extensibility and integration.

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

Users trained on Autodesk products are broadly available both from universities and the existing work force, reducing the cost of training for our customers. We offer education programs and specially priced software-purchasing options tailored for educational institutions, students, and faculty to train the next generation of users. We also offer classroom support, including standardized curricula developed by educators, instructor development, and a rich assortment of online learning resources.

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release, and we have increased the frequency of most of our releases. Our most recent major product releases occurred in March 2007. Beyond our horizontal design products, we develop products addressing specific vertical market needs. In addition, we believe that migration of our customers from our 2D products to our 3D model-based products, which generally have higher prices, presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers in all industries and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D model-based products as expected, and sales of our 2D products decrease without a corresponding increase in customer seats of our 3D model-based products, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of China, India, Eastern Europe and Latin America, present significant growth opportunities for us. However, conducting business in these rapidly growing economies presents significant challenges, including intellectual property protection and software piracy which remains a substantial problem.

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

We are continually focused on improving productivity and efficiency in all areas of Autodesk in order to allow us to increase our investment in growth initiatives and improve our profitability. Our operating margin was 23% during the second quarter of fiscal 2007 and 24% during the same period in the prior fiscal year, which reflects an increase in revenues offset by increases in expenses from the adoption of SFAS 123R in the first quarter of fiscal 2007, the integration of Alias, and higher amortization of acquisition-related intangibles. The adoption of SFAS 123R resulted in an increase to employee-related expenses totaling more than 4% of net revenues for the second quarter of fiscal 2007. During this time, we also continued to invest in growth initiatives. Over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

We generate significant cash flows. Our uses of cash include share repurchases to offset the dilutive effect of our employee stock plans as well as investments in acquisitions and investments in growth initiatives, such as our recent acquisition of Constructware, and our equity investment in Hanna Strategies during the first quarter of fiscal 2007. See Note 19, “Business Combinations,” and Note 20, “Related Parties,” in Notes to Condensed Consolidated Financial Statements for further discussion. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions, which are an integral part of our growth initiatives, are intended to provide specific technology or expertise, adjacency to our current products and services and rapid product integration. Additionally, we continue to invest in other growth initiatives including product development and sales, market and channel development.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements , we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We believe that of our significant accounting policies, which are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Our product license revenues from distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns among other criteria. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect cash from their customers. Our policy also presumes that we have no significant performance obligations in connection with the sale of our product licenses by our distributors and resellers to their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Product Returns Reserves. We permit our distributors and resellers to return products up to a percentage of prior quarter purchases and to return product when new product releases supersede older versions. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors.

Our product returns reserves were $15.6 million at July 31, 2006 and $14.2 million at January 31, 2006. Product returns as a percentage of applicable revenues were 4.5% and 3.4% for the three months ended July 31, 2006 and July 31, 2005, respectively, and 4.4% and 3.5% for the six months ended July 31, 2006 and July 31, 2005, respectively. During the three months ended July 31, 2006 and July 31, 2005, we recorded additions to our product returns reserve of $16.6 million and $13.2 million, respectively, which reduced our revenue. During the six months ended July 31, 2006 and July 31, 2005, the additions to our product returns reserve were $30.2 million and $20.2 million, respectively, which reduced our revenue.

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

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. When assessing long-lived assets, we use undiscounted cash flow models which include assumptions regarding projected cash flows. Because expected lives are relatively short, discounting the projected cash flows would not lead to a significantly different result. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of the impairment charge. Impairment charges, if any, result in situations where the fair values of these assets are less than their carrying values.

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

Goodwill. As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill, but test goodwill for impairment annually in the fourth quarter or sooner should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill assets are impaired or the amount of the impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets. We currently have $156.3 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions taken in fiscal years prior to fiscal 2007, as well as tax credits and reserves offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and taxable temporary differences for purchased technologies and capitalized software. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $528 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on expected geographic mix of earnings, statutory rates, transfer pricing, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

Stock Option Accounting. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our Consolidated Statements of Income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of our fiscal year 2007. Our unaudited Condensed Consolidated Financial Statements for the three and six months ended July 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our unaudited Condensed Consolidated Financial Statements for prior periods have not been restated for, and do not include, the impact of compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense has been recognized in Autodesk’s Condensed Consolidated Financial Statements primarily as a result of the Company’s Monthly Date Selection Process that was applied to stock option grants to employees during the period beginning August 2000 through February 2005. This date selection process resulted in the granting of stock option awards with exercise prices below fair market value on the option measurement date. As of March 2005, the Company no longer followed this date selection process. See Note 2, “Restatement of Condensed Consolidated Financial Statements,” included in Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

We use the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. This model requires the input of assumptions in implementing SFAS 123R, including expected stock price volatility, expected life, expected dividend yield and risk-free interest rate of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes, the method used in determining diluted shares, and the application of a pre-vesting forfeiture rate against both pre- and post-adoption grants, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of SAB 107 was applied in connection with the implementation and adoption of SFAS 123R. See Note 5, “Employee Stock-Based Compensation,” for more information on the impact of the new standard.

This Form 10-Q reflects the restatement of our consolidated balance sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and six months ended July 31, 2005, and the related Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2005.

The 2007 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended January 31, 2006, 2005, 2004 and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q prior to fiscal 2007 have been affected by the restatements, have not been amended, and should not be relied on. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

In connection with the restatement of our Consolidated Financial Statements we applied judgment and sensitivity analysis in choosing whether to revise measurement dates for prior option grants and which measurement dates to select. Ranges of possible additional stock-based compensation expense did not vary materially based upon the judgment and sensitivity analysis applied as to which measurement dates to select.

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenue	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992—2004 impact .	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. The adjustments to stock-based compensation, net of related tax effects, as originally reported for annual periods prior to fiscal 2007 are as follows (in millions):

Fiscal Year	Originally Reported	Adjustment	As Restated
1992	$—	$0.1	$0.1
1993	—	1.3	1.3
1994	—	0.8	0.8
1995	—	0.8	0.8
1996	—	0.4	0.4
1997	—	0.3	0.3
1998	—	0.2	0.2
1999	—	0.3	0.3
2000	0.3	1.1	1.4
2001	0.5	1.3	1.8
2002	0.6	2.8	3.4
2003	1.9	4.2	6.1
2004	1.2	5.1	6.3

Total 1992—2004 impact	4.5	18.7	23.2
2005	3.1	3.5	6.6
2006	0.4	3.8	4.2

Total	$8.0	$26.0	$34.0

The Company has also restated the pro forma expense under SFAS 123 in Note 5, “Employee Stock-Based Compensation,” in Notes to Condensed Consolidated Financial Statements, to reflect the impact of these adjustments for the three and six months ended July 31, 2005.

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Condensed Consolidated Statements of Income (in millions, except per share data):

	Three months ended July 31, 2005			Six months ended July 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net revenues:
License and other	$309.4	$3.5	$312.9	$605.8	$6.5	$612.3
Maintenance	63.6	0.3	63.9	122.3	1.3	123.6

Total net revenues	373.0	3.8	376.8	728.1	7.8	735.9

Costs and expenses:
Cost of license and other revenues	39.8	—	39.8	78.5	—	78.5
Cost of maintenance revenues	4.7	—	4.7	9.5	—	9.5
Marketing and sales	134.0	0.6	134.6	261.4	1.2	262.6
Research and development	73.0	0.5	73.5	138.9	1.0	139.9
General and administrative	32.6	0.2	32.8	60.3	0.1	60.4

Total costs and expenses	284.1	1.3	285.4	548.6	2.3	550.9

Income from operations	88.9	2.5	91.4	179.5	5.5	185.0
Interest and other income, net	2.8		2.8	5.8	—	5.8

Income before income taxes	91.7	2.5	94.2	185.3	5.5	190.8
Income tax (provision) benefit	(16.4)	(1.1)	(17.5)	(33.9)	(2.4)	(36.3)

Net income	$75.3	$1.4	$76.7	$151.4	$3.1	$154.5

Basic net income per share	$0.33	0.01	$0.34	$0.66	$0.02	$0.68

Diluted net income per share	$0.30	0.01	$0.31	$0.61	$0.01	$0.62

Shares used in computing basic net income per share	228.7	—	228.7	228.2	—	228.2

Shares used in computing diluted net income per share	250.3	—	250.3	249.3	—	249.3

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Consolidated Balance Sheet as of January 31, 2006 (in millions, except share amounts)

	January 31, 2006
	As Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$287.2	$—	$287.2
Marketable securities	90.3	—	90.3
Accounts receivable, net	261.4	—	261.4
Inventories	14.2	—	14.2
Deferred income taxes	64.4	—	64.4
Prepaid expenses and other current assets	29.3	—	29.3

Total current assets	746.8	—	746.8
Computer equipment, software, furniture and leasehold improvements, net	61.4	—	61.4
Purchased technologies, net	49.8	—	49.8
Goodwill	318.2	—	318.2
Deferred income taxes, net	129.2	(5.0)	124.2
Other assets	55.4	—	55.4

	$1,360.8	$(5.0)	$1,355.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56.4	$—	$56.4
Accrued compensation	121.3	—	121.3
Accrued income taxes	10.8	—	10.8
Deferred revenues	249.8	(19.1)	230.7
Other accrued liabilities	68.6	—	68.6

Total current liabilities	506.9	(19.1)	487.8

Deferred revenues	35.8	—	35.8
Other liabilities	26.8	2.4	29.2
Commitments and contingencies (Note 13)	—	—	—
Stockholders’ equity
Preferred stock, $0.01 par value; 2.0 shares authorized; none issued or outstanding at January 31, 2006	—	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 shares authorized; 229.6 shares outstanding at January 31, 2006	773.7	30.1	803.8
Accumulated other comprehensive loss	(7.4)	—	(7.4)
Deferred compensation	(6.1)	(4.0)	(10.1)
Retained earnings	31.1	(14.4)	16.7

Total stockholders’ equity	791.3	11.7	803.0

	$1,360.8	$(5.0)	$1,355.8

The following table presents the cumulative adjustments of each component of stockholders’ equity at the end of each fiscal year (in millions):

Fiscal Year	Common Stock and Additonal Paid-in Capital	Deferred Compensation	Retained Earnings	Net Impact to Shareholders’ Equity
2002	$19.2	$(11.1)	$(9.4)	$(1.3)
2003	22.0	(8.9)	(13.6)	(0.5)
2004	27.1	(9.2)	(18.7)	(0.8)
2005	31.0	(10.2)	(19.1)	1.7
2006	30.1	(4.0)	(14.4)	11.7

Legal Contingencies. As described in Part II, Item 1, “Legal Proceedings,” and Note 13, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Overview of the Three and Six Months Ended July 31, 2006

(in millions)	Three months Ended July 31, 2006	As a % of Net Revenues	Three months Ended July 31, 2005	As a % of Net Revenues
			As Restated (1)
Net Revenues	$449.6	100%	$376.8	100%
Cost of revenues	55.8	12%	44.5	12%
Operating expenses	291.7	65%	240.9	64%

Income from Operations	$102.1	23%	$91.4	24%

(in millions)	Six months Ended July 31, 2006	As a % of Net Revenues	Six months Ended July 31, 2005	As a % of Net Revenues
			As Restated (1)
Net Revenues	$885.6	100%	$735.9	100%
Cost of revenues	105.7	13%	88.0	12%
Operating expenses	618.5	70%	462.9	63%

Income from Operations	$161.4	18%	$185.0	25%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The primary goals for the first half of fiscal 2007 were to continue our delivery of market-leading products and solutions to our customers to drive revenue growth, market share gains and profitability. Net revenues grew 19% during the current quarter and 20% during the first half of fiscal 2007 as compared to the same periods in fiscal 2006. During the first half of fiscal 2007 we released our 2007 family of products, offering our customers continued advancements in design and authoring productivity as well as product lifecycle management capability, and we completed the integration of Alias.

Income from operations increased during the current quarter, compared to the second quarter of fiscal 2006, due primarily to the increase in net revenues offset by increases in employee-related costs resulting from increased headcount and by the adoption of SFAS 123R in the first quarter of fiscal 2007. The adoption of this standard resulted in an increase in stock-based compensation expense, which increased total costs and expenses by more than 4% of net revenues. In addition, we incurred increased costs due to the acquisition and integration of Alias and amortization of acquisition-related intangibles, primarily from the Alias acquisition totalling 1% of net revenues. These increases were partially offset by a decrease in expenses of 3% of net revenues due to a change in estimate for a loss contingency related to a patent infringement lawsuit. Income from operations decreased during the first half of fiscal 2007, compared to the same period in the prior fiscal year, due to the adoption of SFAS 123R, which resulted in an incremental increase to total costs and expenses of 5% of net revenues, litigation expenses of 1% of net revenues, increased costs due to the acquisition and integration of Alias, and amortization of acquisition-related intangibles, primarily from the Alias acquisition of 1% of net revenues.

The growth in net revenues for the three months ended July 31, 2006, as compared to the same period in the prior fiscal year, was due to growth in new seat revenues, maintenance revenues from our Subscription Program and higher average sales prices, as well as revenues from our acquisition of Alias in January 2006. New seat revenue increases in the current quarter were driven by volume growth in AutoCAD, AutoCAD LT, and our 3D model-based products, as well as revenues from our Maya and StudioTools products introduced as a result of our January 2006 acquisition of Alias. Maintenance revenues from our Subscription Program increased 63%, reflecting strength in subscription attachment rates and renewal rates during the current quarter. Foreign currencies remained relatively stable during the current quarter as compared to the same period in the prior fiscal year. Upgrade revenues decreased by 31% driven by a decrease in the relative size of the upgradeable base of the AutoCAD-based products as of the beginning of the current quarter as compared to the size of the upgradeable base of the AutoCAD-based products as of the same period last fiscal year and by our continued success migrating customers to the Subscription Programs. Net revenues growth during the first half of fiscal 2007, as compared to the same period in the prior fiscal year, resulted from growth in new seat revenues and maintenance revenues from our Subscription Program, along with revenues from our Alias acquisition, partially offset by the negative effects of changes in foreign currencies, principally from the euro and yen. New seat revenue increases during the first half of fiscal 2007 were driven by volume growth and higher average sales prices in AutoCAD, AutoCAD LT, and our 3D model-based products, as well as revenues from our Maya and StudioTools products. Maintenance revenues from our Subscription Program increased 54%, reflecting strength in subscription attachment rates and renewal rates during the first half of this fiscal year. Upgrade revenues decreased by 5% driven by a decrease in the relative size of the upgradeable base of the AutoCAD 2004 family of products during the first half of fiscal 2007 as compared to the size of the upgradeable base of the AutoCAD 2002 family of products as of the same period last fiscal year.

Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders for currently available license software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at July 31, 2006 was $333.5 million, of which $21.3 million related to current software license product orders which have not yet shipped at the end of the fiscal quarter. Aggregate backlog at January 31, 2006 was $283.5 million, of which the value of software license product orders that had not yet shipped at January 31, 2006 was $17.0 million. Aggregate backlog increased from January 31, 2006 to July 31, 2006 primarily due to the increase in maintenance revenues from our Subscription Program.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, Canada, China, South Korea and Australia. The stronger value of the U.S. dollar relative to foreign currencies had a negative impact of a nominal $2.4 million on operating results in the second quarter of fiscal 2007 compared to the second quarter of the prior fiscal year. Had exchange rates from the second quarter of fiscal 2006 been in effect during the second quarter of fiscal 2007, translated international revenue billed in local currencies would have been $2.4 million higher and operating expenses would have remained the same. During the first half of fiscal 2007, compared to the same period in the prior fiscal year, the stronger value of the

U.S. dollar relative to foreign currencies had a negative impact of $18.1 million on operating results. Had exchange rates from the first half of fiscal 2006 been in effect during the first half of fiscal 2007, translated international revenue billed in local currencies would have been $21.7 million higher and operating expenses would have been $3.6 million higher. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenues of certain anticipated transactions.

Our total costs and expenses increased to 77% of net revenues for the three months ended July 31, 2006, compared to 76% for the same period in the prior fiscal year. This increase is due to the adoption of SFAS 123R in the first quarter of fiscal 2007, which resulted in increased stock-based compensation expenses of 5% of net revenues. See Note 5, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion. This increase in total costs and expenses was offset by a reduction of litigation expenses of approximately 3% resulting from a change in estimate for a loss contingency related to a patent infringement lawsuit. Our total costs and expenses increased to 82% of net revenues for the six months ending July 31, 2006 compared to 75% for the same period in the prior fiscal year. This increase is due to the adoption of SFAS 123R which resulted in increased stock-based compensation expenses of 5% of net revenues for the period. In addition, litigation expense increased by 1% of net revenues related to a patent infringement lawsuit. Our total costs and expenses were also affected by increased headcount during the three and six months ended July 31, 2006. Total headcount was 4,928 at July 31, 2006, an increase of 28% from July 31, 2005, driven both by acquisitions, primarily Alias, and by internal investments primarily in product development and sales and channel development. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our expenses which consist primarily of employee-related expenditures, facilities costs, depreciation and amortization expense.

Throughout the first half of the current fiscal year, we maintained a strong balance sheet, generating $252.9 million of cash from operating activities as compared to $176.5 million during the same period in the prior fiscal year. We finished the second quarter of fiscal 2007 with $468.2 million in cash and marketable securities, an increase from the $377.5 million balance at January 31, 2006. We managed to achieve this increase while continuing to invest in our business through the acquisition of Constructware and investment in Hanna Strategies, as well as repurchasing 4.2 million shares of our common stock. We also completed the second quarter of fiscal 2007 with a higher deferred revenue balance as compared to January 31, 2006. Our deferred revenues balance at July 31, 2006 included $263.6 million of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

(in millions)	Three months Ended July 31, 2006	Increase (decrease) compared to prior year period		Three months Ended July 31, 2005	Six months Ended July 31, 2006	Increase (decrease) compared to prior year period		Six months Ended July 31, 2005
		$	%			$	%
Net Revenues:
License and other	$345.5	$32.6	10%	$312.9	$694.9	$82.6	13%	$612.3
Maintenance	104.1	40.2	63%	63.9	190.7	67.1	54%	123.6

	$449.6	$72.8	19%	$376.8	$885.6	$149.7	20%	$735.9

Net Revenues by Geographic Area:
Americas	$167.7	$22.6	16%	$145.1	$337.9	$58.2	21%	$279.7
Europe, Middle East and Africa	174.2	33.6	24%	140.6	338.6	63.9	23%	274.7
Asia Pacific	107.7	16.6	18%	91.1	209.1	27.6	15%	181.5

	$449.6	$72.8	19%	$376.8	$885.6	$149.7	20%	$735.9

Net Revenues by Operating Segment:
Design Solutions	$388.6	$62.8	19%	$325.8	$775.3	$136.3	21%	$639.0
Media and Entertainment	58.5	13.4	30%	45.1	105.3	19.0	22%	86.3
Other	2.5	(3.4)	-58%	5.9	5.0	(5.6)	-53%	10.6

	$449.6	$72.8	19%	$376.8	$885.6	$149.7	20%	$735.9

Net Revenues—Design Solutions Segment:
Platform Technology Division and Other	$200.9	$20.7	11%	$180.2	$408.2	$50.3	14%	$357.9
Manufacturing Solutions Division	75.7	15.5	26%	60.2	150.7	31.5	26%	119.2
Building Solutions Division	56.8	13.8	32%	43.0	110.0	29.8	37%	80.2
Infrastructure Solutions Division	55.2	12.8	30%	42.4	106.4	24.7	30%	81.7

	$388.6	$62.8	19%	$325.8	$775.3	$136.3	21%	$639.0

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The increase in net revenues during both the three and six month periods ended July 31, 2006, compared to the same periods in the prior fiscal year, was due to new seat and maintenance revenues from our Subscription Program, along with the addition of revenues from our recent Alias acquisition. Continued growth in AutoCAD and AutoCAD LT revenues, along with a favorable product mix shift towards 3D products, which generally have higher prices, drove the increase in net revenues during both the current quarter and first half of fiscal 2007, compared to the same periods in the prior fiscal year. In addition, we experienced strong growth in all three of our geographic regions and strong growth rates in our emerging economies of Asia Pacific, Latin America, Eastern Europe and the Middle East during both of these periods in fiscal 2007, compared to the same periods in fiscal 2006. These increases were partially offset by declines in upgrade revenues resulting from a decrease in the relative size of the upgradeable base of our AutoCAD-based products as of the beginning of the current quarter and first half of fiscal 2007 as compared to the size of the upgradeable base of our AutoCAD-based products as of the same periods in the prior fiscal year.

License and other revenues are comprised of two components: all forms of product license revenues and other revenues. Product license revenues include revenues from the sale of new seats, revenues from the Autodesk Upgrade Program and revenues from the Autodesk Crossgrade Program. Other revenues consist of revenue from consulting and training services as well as revenue from the Autodesk Developers Network. Maintenance revenues consist of revenue from our Subscription Program.

License and other revenues increased during the current quarter, as compared to the same period in the prior fiscal year, due to an increase in commercial new seat revenues for most major products resulting from new product releases during the first half of fiscal 2007. New seat revenue increases were primarily driven by volume growth in AutoCAD, AutoCAD LT and most major products, and growing sales of our 3D products which generally have higher prices. These increases were offset, in part, by a 31% decrease in upgrade revenues driven by a decrease in the relative size of the upgradeable base of our AutoCAD-based products as of the beginning of the current quarter compared to the size of our AutoCAD-based products as of the same period in the prior fiscal year.

Growth in license and other revenues during the first half of fiscal 2007, as compared to the same period in the prior fiscal year, was primarily due to increased commercial new seat revenues for most major products driven by our new product releases in the first half of fiscal 2007. New seat revenue increases were driven by volume growth in AutoCAD, AutoCAD LT and most major products, and growing sales of our 3D products which generally have higher prices. These increases were partially offset by a 5% decrease in upgrade revenues driven by a decrease in the relative size of the upgradeable base of our AutoCAD-based products compared to the size of our AutoCAD 2002-based products.

We attempt to release new product versions on a regular basis and synchronize our major product retirements with those releases. Our AutoCAD 2004-based products were retired in the first quarter of fiscal 2008. The upgradeable installed base of the AutoCAD-based products not on subscription during fiscal 2007 was smaller than the upgradeable installed base of AutoCAD-based products not on subscription during fiscal 2006. As a result, overall maintenance revenue from subscriptions exceeded revenue from upgrades in fiscal 2007. We expect revenue from upgrades to continue to decline and to be offset by increases in revenue from crossgrades in fiscal 2008 compared to fiscal 2007.

Revenue from the sales of our services, training and support, included in “License and other,” are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from our Subscription Program. As a percentage of total net revenues, maintenance revenues were 23% and 17% for the second quarter of fiscal 2007 and fiscal 2006, respectively, and 22% and 17% for the first half of fiscal 2007 and fiscal 2006, respectively. Our Subscription Program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues as a result of increased subscription program enrollment.

Net Revenues by Geographic Area

Net revenues in the Americas region increased during both the current quarter and first half of fiscal 2007, compared to the same periods in the prior fiscal year, primarily from strong maintenance revenues from our Subscription Program followed by growth in new seat revenues driven by new product releases in the first half of fiscal 2007. Upgrade revenues in the Americas declined by 31% during the current quarter and remained relatively constant for the first half of fiscal 2007, as compared to the same periods in the prior fiscal year. Had exchange rates for the second quarter of fiscal 2006 and the first six months of fiscal 2006 been in effect during the same periods of fiscal 2007, translated net revenues in the Americas would have been the same for the current quarter and would have been lower by $0.4 million for the first six months of fiscal 2007.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased during the current quarter, as compared to the same period in the prior fiscal year, primarily from new seat revenues resulting from new product releases in the first half of fiscal 2007, combined with a strong increase in maintenance revenues from our Subscription Program. EMEA net revenues increase was partially offset by a 21% decline in upgrade revenues during the current quarter. EMEA’s strong growth during the current quarter was primarily from Germany, Switzerland, Italy, France, the United Kingdom and the local emerging economies. EMEA net revenues increased during the first half of fiscal 2007, as compared to the same period in the prior fiscal year, primarily due to new seat revenues, followed by maintenance revenues from our Subscription Program. Upgrade revenues in EMEA were relatively constant for the first half of fiscal 2007, compared to the first half of fiscal 2006. EMEA’s strong growth during the first half of fiscal 2007 was primarily from Germany, the United Kingdom, France, Switzerland, Italy and the local emerging economies. Had exchange rates for the second quarter of fiscal 2006 and the first six months of fiscal 2006 been in effect during the same periods of fiscal 2007, translated net revenues in the EMEA region would have been lower by $0.7 million in the current quarter and higher by $13.2 million for the first six months of fiscal 2007.

Net revenues in the Asia/Pacific (“APAC”) region increased during the current quarter, as compared to the same period in the prior fiscal year, primarily from strong new seat revenues resulting from new product releases in the first half of fiscal 2007, as well as an increase in maintenance revenues from our Subscription Program. APAC net revenues increase was partially offset by a 66% decline in upgrade revenues during the current quarter. The net revenues growth in APAC during the current quarter was primarily in South Korea, Japan and China. Even though we experienced overall net revenues growth in Japan during the current quarter, as compared to the same period last fiscal year, we continue to face challenges in Japan. For instance, Autodesk Inventor revenues in Japan experienced a significant decline this quarter. APAC net revenues increased during the first half of fiscal 2007, as compared to the same period in the prior fiscal year, again primarily from strong new seat revenues resulting from new product releases in the first half of fiscal 2007, followed by maintenance revenues from our Subscription Program. Net revenues growth in APAC during the first half of fiscal 2007 primarily occurred in South Korea, China and India. Had exchange rates for the second quarter of fiscal 2006 and the first six months of fiscal 2006 been in effect during the same periods of fiscal 2007, translated net revenues in the APAC region would have been higher by $3.1 million for the current quarter and higher by $8.8 million for the first six months of fiscal 2007.

We believe that international net revenues will continue to comprise a significant portion of our total net revenues. Economic weakness in any of the countries that contribute a significant portion of our net revenues would have a material adverse effect on our business. Strengthening of the U.S. dollar, relative to foreign currencies, could significantly and adversely impact our future financial results for a given period. International net revenues represented 69% of our total net revenues during the current quarter and 67% of total net revenues during the second quarter of fiscal 2006. Had exchange rates from the second quarter of fiscal 2006 been in effect during the current quarter, translated international revenues would have been $2.4 million higher for the three months ended July 31, 2006. The primary factor influencing the overall unfavorable exchange rate during this period was the euro, which accounted for $2.6 million of this variance. Net revenues in emerging economies of China, India, Eastern Europe and Latin America grew by 32% between the second quarter of fiscal 2007 and the second quarter of fiscal 2006. This was a significant factor in our international sales growth during the current quarter. International net revenues accounted for 68% of our total net revenues in the first half of fiscal 2007 and first half of fiscal 2006. Had exchange rates from the first half of fiscal 2006 been in effect during the first half of fiscal 2007, translated international revenues would have been $21.7 million higher for the six months ended July 31, 2006. The primary factors influencing the overall unfavorable exchange rate during this period were the euro, which accounted for $11.0 million of this variance, and the Japanese yen, which accounted for $7.8 million of this variance. Net revenues in emerging economies of China, India, Eastern Europe and Latin America grew by 36% between the first half of fiscal 2007 and the first half of fiscal 2006. This growth was a significant factor in our international sales growth during the first half of fiscal 2007.

Net Revenues by Operating Segment

Design Solutions Segment net revenues increased during the current quarter, as compared to the same period in fiscal 2006, driven by strong new seat and maintenance revenues from our Subscription Program. This increase was offset, in part, by a 33% decline in upgrade revenues during the current quarter. Maintenance revenue from our Subscription Program increased to 25% of Design Solutions Segment revenue during the current quarter, as compared to 19% in the same period of the prior fiscal year. The increase in net revenues for the Design Solutions Segment during the first half of fiscal 2007, as compared to the first half of fiscal 2006, was primarily due to strong new seat and maintenance revenues from our Subscription Program. These increases were partially offset by a modest decline in upgrade revenues during the first half of fiscal 2007. Maintenance revenue from our Subscription Program increased to 23% of Design Solutions Segment revenue during the first half of fiscal 2007, as compared to 18% in the first half of fiscal 2006. Although we have been placing increased focus on vertical industry products and 3D product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, reflected in the net revenues for the Platform Technology Division and Other, represented 41% of consolidated net revenues in the current quarter and 44% of consolidated net revenues in the same period of the prior fiscal year, increasing 12% in absolute dollars between the periods. For the six months ended July 31, 2006 and 2005, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT represented 42% and 45% of our consolidated net revenues, increasing 15% in absolute dollars between these periods. Net revenues for our 3D model-based design products (Autodesk Inventor products, Autodesk Revit products and Autodesk Civil 3D) increased 37% and 45% during the three and six months ended July 31, 2006, as compared to the same periods in fiscal 2006. Total sales of 3D model-based design products represented 20% of consolidated net revenues during both the current quarter and first half of fiscal 2007. A critical component of our growth strategy is to grow our 2D base while migrating our customers, including customers of AutoCAD and related vertical industry products, to our 3D model-based products, which generally have higher prices. However, should sales of 2D products decrease without a corresponding increase in sales of our 3D model-based products, our results of operations will be adversely affected.

Net revenues increased for the Media and Entertainment Segment (“M&E”) during both the three and six months ended July 31, 2006, compared to the same periods in the prior fiscal year, primarily due to revenues from our Maya product introduced as a result of our January 2006 acquisition of Alias. In addition, new seat and maintenance revenues from our Subscription Program of our animation product 3ds Max and growth in the sales of our Linux-based Advanced Systems Products contributed to revenue growth in the first half of fiscal 2007 These increases were partially offset by declines in Advanced Systems sales on the Silicon Graphics, Inc. (“SGI”) platform. Net revenues from Advanced Systems sales declined by $0.7 million during the current quarter and declined by $6.2 million for the first half of fiscal 2007, as compared to the same periods in the prior fiscal year. The reduction in Advanced Systems sales decline during the current quarter as compared to the first quarter of fiscal 2007 resulted from the substantial progress we made in the transition of our Advanced Systems product portfolio from SGI platforms to Linux platforms. The transition of our Advanced Systems customers from proprietary SGI platforms to open PC-based platforms may continue to adversely impact Advanced Systems revenue throughout the remainder of fiscal 2007. The recent Chapter 11 bankruptcy filing of SGI has created uncertainty in the market for the systems based on the higher-priced, proprietary SGI platform. As a result, our customers may either choose to adopt our products using these alternative platforms or may delay purchases while evaluating these new platforms, which could adversely impact our future net revenues.

Cost of Revenues

(in millions)	Three months Ended	Increase (decrease) compared to prior year period		Three months Ended	Six .months Ended	Increase (decrease) compared to prior year period		Six months Ended
	July 31, 2006	$	%	July 31, 2005	July 31, 2006	$	%	July 31, 2005
				As Restated (1)				As Restated (1)
Cost of revenues:
License and other	$53.6	$13.8	35%	$39.8	$101.1	$22.6	29%	$78.5
Maintenance	2.2	(2.5)	-53%	4.7	4.6	(4.9)	-52%	9.5

	$55.8	$11.3	25%	$44.5	$105.7	$17.7	20%	$88.0

As a percentage of net revenues	12%			12%	12%			12%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology, hosting costs, the labor costs of fulfilling service contracts and stock-based compensation expense under SFAS 123R commencing from the beginning of fiscal 2007. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI and IBM for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased during the three and six months ended July 31, 2006, compared to the same periods in the prior fiscal year, due to higher amortization of purchased technology resulting from recent acquisitions, stock-based compensation expense under SFAS 123R, and higher direct material, overhead and royalty expenses for licensed technology embedded in our products, all of which result from increased volumes.

Cost of maintenance revenues includes direct costs of our Subscription Program and overhead charges. The decrease in cost of maintenance revenues during the three and six months ended July 31, 2006, as compared to the same periods of the prior fiscal year, was due primarily to the cessation of amortization for an information technology system supporting our Subscription Program. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of our Subscription Program.

Cost of revenues as a percentage of net revenues was relatively flat during both the three and six months ended July 31, 2006, as compared to the same periods in the prior fiscal year. Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and new customer support offerings.

Marketing and Sales

(in millions)	Three months Ended July 31, 2006	Increase compared to prior year period		Three months Ended July 31, 2005	Six months Ended July 31, 2006	Increase compared to prior year period		Six months Ended July 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
Marketing and sales	$167.5	$32.9	24%	$134.6	$337.9	$75.3	29%	$262.6
As a percentage of net revenues	37%			36%	38%			36%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Marketing and sales expenses include salaries, dealer and sales commissions, bonus, travel and facility costs for our marketing, sales, order processing, dealer training and support personnel and overhead charges. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales and promotional programs designed for specific sales channels and end users. Marketing and sales expense from the beginning of fiscal 2007 also includes stock-based compensation expense for stock awards granted to marketing and sales employees.

The increase of marketing and sales expenses during the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006, was due primarily to $11.8 million of higher employee-related costs driven by increased marketing and sales headcount resulting from internal growth and the recent Alias acquisition, $9.6 million of stock-based compensation expense, as required by SFAS 123R, and $7.1 million of increased marketing and promotion costs related to product launches, trade shows and branding. Marketing and sales expense increased during the first half of fiscal 2007, as compared to the same period in the prior fiscal year, due to the $27.0 million increase in employee-related costs primarily driven by increased marketing and sales headcount resulting from internal growth and the recent Alias acquisition, $18.7 million of stock-based compensation expense, and $16.3 million of increased marketing and promotion costs related to product launches, trade shows and branding.

Research and Development

(in millions)	Three months Ended July 31, 2006	Increase compared to prior year period		Three months Ended July 31, 2005	Six months Ended July 31, 2006	Increase compared to prior year period		Six months Ended July 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
Research and development	$98.0	$24.5	33%	$73.5	$197.4	$57.5	41%	$139.9
As a percentage of net revenues	22%			20%	22%			19%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, purchased in-process technology, depreciation of computer equipment used in software development, amortization of certain acquisition-related intangibles and overhead charges. Research and development expense from the beginning of fiscal 2007 also includes stock-based compensation expense for stock awards granted to research and development employees.

The increase in research and development expenses during the second quarter of fiscal 2007, as compared to the same period in the prior fiscal year, resulted primarily from $12.4 million in employee-related cost increases for wages and salaries due primarily to research and development headcount increases resulting from internal growth and the recent Alias acquisition. The increase also resulted from recording $7.0 million of stock-based compensation expense as required by SFAS 123R and from efforts to invest additional resources in certain research and development-related growth initiatives. During the second quarter of fiscal 2007, we incurred approximately $6.0 million for consulting services and purchased in-process technology from Hanna Strategies for our Design Solutions Segment, as compared to $6.8 million in the same period of the prior fiscal year. The in-process technology is intended for future releases of various products that have not yet reached technological feasibility and have no alternative future use.

Research and development expense during the first half of fiscal 2007, as compared to the same period in the prior fiscal year, increased due to similar reasons as the increase for research and development expense in the second quarter of fiscal 2007. Employee-related costs increased by $28.4 million for wages and salaries due primarily to research and development headcount increases resulting from internal growth and the recent Alias acquisition. The increase was also due to the recording of $13.9 million of stock-based compensation expense and from efforts to invest additional resources in certain research and development-related growth initiatives. During the first half of fiscal 2007, we incurred approximately $12.2 million for consulting services and purchased in-process technology from Hanna Strategies for our Design Solutions Segment, as compared to $11.7 million for the same period in the prior fiscal year. During the first half of fiscal 2007 we also acquired a 28% ownership interest in Hanna Strategies for cash consideration of $12.5 million. This ownership interest acquisition included an option to purchase the remaining 72% of Hanna Strategies. See Note 20, “Related Parties,” in the Notes to Condensed Consolidated Financial Statements for further discussion of this investment.

General and Administrative

(in millions)	Three months Ended July 31, 2006	Decrease compared to prior year period		Three months Ended July 31, 2005	Six months Ended July 31, 2006	Increase compared to prior year period		Six months Ended July 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
General and administrative	$26.2	$(6.6)	-20%	$32.8	$83.2	$22.8	38%	$60.4
As a percentage of net revenues	6%			9%	9%			8%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel as well as amortization expense of customer relationships and trademarks acquired from Alias and Constructware professional fees from legal and accounting services and overhead costs. General and administrative expense from the beginning of fiscal 2007 also includes stock-based compensation expense for stock awards granted to general and administrative employees.

General and administrative expense decreased from the second quarter of fiscal 2006 primarily due to a credit of $13.0 million recorded in the second quarter of fiscal 2007 resulting from a change in estimate for a loss contingency related to a patent infringement lawsuit. This decrease was off-set in part by an increase of $3.6 million in employee-related costs, primarily from an increase in general and administrative headcount resulting from internal growth and the recent Alias acquisition, and the recognition of $2.7 million of stock-based compensation expense as required by SFAS 123R. The increase in general and administrative expenses from the first half of fiscal 2006 as compared to the first half of fiscal 2007 was primarily due to an increase of

$9.0 million in employee-related costs, primarily from an increase in general and administrative headcount resulting from internal growth and the recent Alias acquisition, and the recognition of $6.9 million of stock-based compensation expense. In addition, we recorded $5.7 million of acquisition related amortization expense primarily related to the Alias acquisition.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2006	2005	2006	2005
Interest and investment income, net	$3.5	$3.3	$6.9	$6.0
Loss from unconsolidated subsidiary	(1.1)	—	(1.3)	—
Gain(losses) on foreign currency transactions	(0.1)	(0.6)	0.2	(0.9)
Other income	0.5	0.1	0.5	0.7

	$2.8	$2.8	$6.3	$5.8

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during the three and six months ended July 31, 2006, as compared to the same periods in the prior fiscal year, reflects proportionately higher interest rate yields during the current fiscal year. Our 28% ownership interest in Hanna Strategies is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the loss from unconsolidated subsidiary represents our 28% ownership interest in Hanna’s results of operations.

Provision for Income Taxes

Autodesk’s effective tax rate was 17% during the three months ended July 31, 2006 and 19% during the six months ended July 31, 2006, compared to 19% in the respective periods of the prior fiscal year. The decrease in the effective tax rate for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 was primarily due to the recognition of an income tax benefit of $8.9 million during the second quarter of fiscal 2007 relating to the release of tax reserves with respect to the fiscal 2003 tax year. There was no change in the effective tax rate in the six months ended July 31, 2006 compared to six months ended July 31, 2005 because the impact of the $8.9 million tax benefit recognized in the second quarter of fiscal 2007 was offset by (1) the expiration of the federal research credit on December 31, 2005, (2) reduction in tax benefits from the extraterritorial income exclusion, and (3) the repatriation of certain foreign dividends in the first and second quarters of fiscal 2006 at a rate lower than the 35% federal statutory rate under the American Jobs Creation Act of 2004 (“DRD Legislation”) which was not effective for years beyond fiscal 2006.

The effective tax rate for the three and six months ended July 31, 2006 is less than the federal statutory rate of 35% due to the lower-taxed foreign income, the extraterritorial income exclusion, state research credits, and tax benefits associated with the closure or lapse of statute of limitations with respect to certain tax years.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN 48, companies are required to recognize the benefit from a tax position only if it is more-likely-than-not that the tax position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarified how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on our current assessment, we recorded an increase to opening retained earnings during the first quarter of fiscal 2008 for tax benefits not previously recognized of approximately $26 million as a result of adopting FIN 48.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings which are taxed at rates different from the federal statutory rate, the extraterritorial income exclusion, research credits, SFAS 123R, FIN 48, closure of statute of limitations or settlement of tax audits, and changes in the tax law.

At July 31, 2006, we had net deferred tax assets of $156.3 million. Realization of these assets is dependent on our ability to generate approximately $528 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combination

We acquire new technology or supplement our technology by purchasing businesses focused in specific markets or industries. During the six months ended July 31, 2006, we acquired the following business:

Date	Company	Details
March 2006	Emerging Solutions, Inc. (“Constructware”)	The acquisition of Constructware provides on-demand communication and collaboration solutions and enables Autodesk to rapidly expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities. The acquisition was integrated into the Platform Technology Division and Other of the Design Solutions Segment.

See Note 19, “Business Combination,” in the Notes to Condensed Consolidated Financial Statements for additional information on this acquired business.

Investment in Unconsolidated Subsidiary

In April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm with operations in the U.S. and China. Our relationship with Hanna Strategies, accounted for using the equity method of accounting, is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings, among other things.

See Note 20, “Related Parties,” in the Notes to Condensed Consolidated Financial Statements for additional information on this investment.

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

At July 31, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $468.2 million and net accounts receivable of $258.7 million. In addition, we have available a U.S. line of credit facility which was established during fiscal 2006. This line of credit permits unsecured short-term borrowings of up to $100 million, which is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Because the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934 during the second half of fiscal 2007, the company was in violation of its financial reporting covenant. Autodesk received a waiver from the borrowing institution for the period that it was not in compliance with the covenant. Autodesk pays a quarterly commitment fee, ranging between $25,000 and $62,500, to maintain this facility. While the Company draws on this facility from time to time, there were no borrowings outstanding under this agreement at July 31, 2006.

Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $26.3 million of our marketable securities at July 31, 2006 are held in a rabbi trust under non-qualified deferred compensation plans. See Note 7, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to reduce our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three months ended July 31, 2006 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At July 31, 2006, 16.3 million shares remained available for repurchase under the existing repurchase authorization.

The following table provides information about the repurchase of our common stock during the three months ended July 31, 2006:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31	613	$36.44	613		18,147
June 1 - June 30	1,885	35.16	1,885		16,262
July 1 - July 31	—	—	—		—

Total	2,498	35.47	2,498	(1)	16,262	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in December 2004.

(2)

This amount corresponds to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases and a line of credit agreement, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A. of our report on Form 10-K for the fiscal year ended January 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Audit Committee Voluntary Stock Option Review

As discussed in the Explanatory Note preceding Part I, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and in Note 2 in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, on August 17, 2006, Autodesk announced that the Audit Committee of the Board of Directors, with the assistance of independent outside legal counsel and forensic accounting experts, was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. As a result of the voluntary review, management concluded, and the Audit Committee of the Board of Directors agreed, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, Autodesk has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Form 10-Q.

As a result of the voluntary review of Autodesk’s historical stock option grant practices, the Company identified a material weakness in its internal controls over financial reporting in periods ending prior to March 2005. For the period between July 2000 and February 2005, Autodesk generally followed an administrative process for monthly broad based employee grants that resulted in the selection of effective grant dates that were prior in time to the final preparation of action by written consent for such grants.

Since March 2005, the Company has implemented a number of changes that will resolve past measurement date errors and deter them from happening in the future.

In March 2005, the Board of Directors modified the delegated authority of the CEO to grant option grants to require that broad-based employee option grants be made on a fixed date each month, thereby remediating an internal control deficiency related to monthly option grant processes. Following this modification, no additional instances of retroactive date selection occurred. In coming to the conclusion, disclosed in this Item 4, that our disclosure controls and procedures were effective as of July 31, 2006, management considered, among other things, the impact of the restatement to the financial statements and the effectiveness of the internal controls in this area as of July 31, 2006. Management has concluded that previous control deficiencies resulting in the restatement of previously issued financial statements did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of January 31, 2006 and did not constitute a material weakness in disclosure controls and procedures as of July 31, 2006.

In addition to the significant improvements implemented in March 2005 discussed above, the Company discontinued committee of one grants in September 2006. Further, in September 2006, the Board of Directors

modified the delegated authority to grant stock options under the Company’s 2006 Stock Option Plan to provide that only the Compensation Committee or the Board of Directors may grant stock options under the Plan. In addition to other changes, in the first quarter of fiscal 2007 the Company implemented a series of remedial measures including personnel and process changes, restructuring of the human resources functions supporting stock compensation, implementing cross functional controls involving finance, human resources, treasury and legal, as well as related process improvements recommended by the Audit Committee and approved by the Board designed to improve the Company’s controls with respect to stock-based compensation. Finally, no Company employees or officers who may have made discretionary determinations that resulted in measurement date errors in the past has any continuing role relating to the distribution, administration or accounting for stock based compensation.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 13, “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

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

As a result of our voluntary review of stock option practices and related restatements, the SEC has launched an informal investigation. This investigation may not be resolved favorably and has required and may continue to require a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations, and cash flows.

We are currently being investigated by the SEC in connection with our historical stock option practices and related accounting. The period of time necessary to resolve the informal SEC investigation is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, considerable legal, tax and accounting expenses related to this matter have been incurred to date and significant expenditures may continue to be incurred in the future. We cannot predict the outcome of the SEC investigation. If we or any of our current or former officers or directors is subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, financial position, cash flows and the trading price of our securities. In addition, if the informal investigation continues for a prolonged period of time, this could have the same effects, regardless of the outcome of the investigation.

We have been named as a party in lawsuits related to our historical stock option practices and related accounting, and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

At least three lawsuits have been filed against us and our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Note 13, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial statements for a more detailed description of these proceedings. These actions are in the preliminary stages, and the ultimate outcomes could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. We may become the subject of additional private or government actions regarding these matters in the future, including shareholder or employee litigation. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

If we do not maintain compliance with the listing requirements of the NASDAQ Global Select Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the voluntary review and the restatement of our financial statements, we were delinquent in filing certain of our periodic filings with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Select Market’s Marketplace Rules. As a result, we underwent an extensive review and hearing process with the NASDAQ Global Select Market to determine our listing status. The NASDAQ Global Select Market ultimately permitted our securities to remain listed; however, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of Federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the NASDAQ Global Select Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

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

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. In particular, for fiscal 2007, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) which requires us to record stock-based compensation charges to earnings for employee stock option grants using a fair-value-based method for determining such charges. We believe that the adoption of SFAS 123R will continue to materially adversely impact our earnings and may impact the manner in which we conduct our business.

Our international operations expose us to significant regulatory, intellectual property, collections, exchange fluctuations, taxation and other risks, which could adversely impact our future net revenues and increase our net expenses.

We anticipate that international operations will continue to account for a significant portion of our net revenues and will provide significant support to our overall development efforts. Risks inherent in our international operations include the following: the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business, unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, possible future limitations upon foreign owned businesses, and greater difficulty in protecting intellectual property.

Our international results will also continue to be impacted by economic and political conditions in foreign markets generally and in specific large foreign markets, especially by changes in foreign exchange rates between the U.S. dollar and foreign currencies. These factors may adversely impact our future international operations and consequently our business as a whole.

Our risk management strategy uses derivative financial instruments, in the form of foreign currency forward and option contracts, for the purpose of hedging foreign currency market exposures during each quarter which exist as a part of our ongoing business operations. These instruments provide us some protection against currency exposures for only the current quarter. Significant fluctuations in exchange rates between the U.S. dollar and foreign currency markets may adversely impact our future net revenues.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

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

As a result of the voluntary review of Autodesk’s historical stock option grant practices, our management identified a material weakness in our internal controls over financial reporting in periods ending prior to March 2005. For the period between July 2000 and February 2005, Autodesk generally followed an administrative process for monthly broad based employee grants that resulted in the selection of effective grant dates that were prior in time to the final preparation of action by written consent for such grants. Since March 2005, we have implemented a number of changes that will resolve past measurement date errors and deter them from happening in the future.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

As more and more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products, like z4 Technologies, have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

Our business could suffer as a result of risks associated with strategic acquisitions and investments such as the acquisitions of Alias and Constructware and investment in Hanna Strategies.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, we recently completed the acquisitions of Alias Systems Holdings, Inc. and Constructware and acquired a 28% ownership in Hanna Strategies. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such investments and acquisitions may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. These costs or charges, including those relating to the Alias or Constructware acquisitions or investment in Hanna Strategies, could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

If Silicon Graphics, Inc. (SGI), which recently emerged from Chapter 11 bankruptcy protection, fails to deliver products, provide product upgrades or provide product support, the business relating to our Advanced Systems products of our Media and Entertainment Segment will be adversely affected.

In the Media and Entertainment Segment, our customers’ buying patterns are heavily influenced by advertising and entertainment industry cycles, which have resulted in and could have a negative impact on our operating results. In addition, a reducing but significant percentage of the Media and Entertainment Segment’s Advanced Systems products rely primarily on workstations manufactured by SGI. On May 8, 2006, SGI announced that it has filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court, and on October 17, 2006 SGI emerged from Chapter 11 bankruptcy protection. In addition, SGI has changed its management team and is refocusing its business. Significantly, SGI has recently announced its intention to cease development of new products for the media and entertainment industry. Although we have reduced our dependence on SGI workstations for the Advanced Systems products and will continue to do so in the future, the near term failure of SGI to deliver products, product upgrades or product support in a timely manner would likely result in an adverse effect upon our financial results for a given period.

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

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of SFAS 123R, which required us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a negative impact on our results of operations, continued fluctuation in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, failure to convert our 2D customer base to 3D products, delays in product releases, timing of product releases and retirements, failure to continue momentum of annual release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully integrate acquired businesses and technologies, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenues.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our lifecycle management initiatives, and service offerings to address demands in the marketplace for increased connectivity and use of digital data created by computer-aided design software. As a result, we are introducing new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our 2D customer base, including customers of AutoCAD, AutoCAD LT, and related vertical industry products, to our 3D products such as Autodesk Inventor Family of Products or Autodesk Revit Family of Products. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of customer seats to 3D products, our results of operations will be adversely affected.

Product development may also be outsourced to third parties or developed externally and transferred to us through business or technology acquisitions. Such externally developed technologies have certain additional risks, including potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property. For example, in April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm that has been one of our software developers since 2003. Expenditures attributable to development work contracted from Hanna Strategies represented 8%, 9% and 6% of our total research and development expenses for fiscal years 2007, 2006 and 2005, respectively.

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

We are investing resources in updating and improving our internal information technology systems. Should our investments not succeed, or if delays or other issues with a new internal technology system disrupt our operations, our business would be harmed.

We rely on our network infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. We are continually investing resources to update and improve these systems in order to meet the growing requirements of our business and customers. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of revenues or damage to our reputation.

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

As a result of our strategy of partnering with other companies for product development, our product delivery schedules could be adversely affected if we experience difficulties with our product development partners.

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. In addition, we have acquired an investment interest in one developer, Hanna Strategies. We have historically and plan to continue to contract with Hanna Strategies in order to provide more efficient resources for the development of new products and features in existing products.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 11% of consolidated net revenues for fiscal 2006, for the three months ended July 31, 2006 and for the six months ended July 31, 2006. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

Product returns could exceed our estimates and harm our net revenues.

We permit our distributors and resellers to return 2% to 20% of prior quarter purchases and to return a product when new product releases supersede older versions. Consistent with our experience in fiscal 2007, we anticipate that product returns will continue to be driven by product update cycles, new product releases and software quality.

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

There were no sales of unregistered securities during the six months ended July 31, 2006.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 8, 2006, the following individuals were re-elected to the Board of Directors. Each director will serve for the ensuing year and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Carol A. Bartz	197,941,971	10,053,492
Carl Bass	198,753,341	9,242,122
Mark A. Bertelsen	184,656,792	23,338,671
Crawford Beveridge	198,426,818	9,568,645
J. Hallam Dawson	198,540,035	9,455,428
Michael J. Fister	204,853,927	3,141,536
Per-Kristian Halvorsen	204,866,785	3,128,678
Steven L. Scheid	204,804,130	3,191,333
Mary Alice Taylor	197,286,657	10,708,806
Larry W. Wangberg	204,860,031	3,135,432

The following proposal was voted on and approved at our Annual Meeting.

	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2007.	198,770,873	8,128,336	1,096,254	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	Description of Changes to Compensation of Non-Executive Directors (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed June 14, 2006)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 4, 2007

AUTODESK, INC.
(Registrant)

/s/ ANDREW D. MILLER
Andrew D. Miller
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer and Duly Authorized Officer)