Form 10-Q
period 2006-10-31
AUTODESK INC
filed 2007-06-04
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

AUTODESK, INC.

EXPLANATORY NOTE

In this Form 10-Q, Autodesk, Inc. (“Autodesk”) reflects the restatement of the Company’s Condensed Consolidated Balance Sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2005, and the related Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2005 as a result of a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. In Autodesk’s Form 10-K for the year ended January 31, 2007 to be filed with the Securities and Exchange Commission (the “2007 Form 10-K”), Autodesk is restating its Consolidated Balance Sheet as of January 31, 2006, the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years ended January 31, 2006 and January 31, 2005, and the quarterly financial information for the each of the quarters in fiscal 2006. This restatement is more fully described in “Restatement of Condensed Consolidated Financial Statements,” in Note 2 of the Notes to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The 2007 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the four consecutive fiscal years ended January 31, 2006, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and January 31, 2005.

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

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenue	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992-2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements. In addition, we have restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Note 5 “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q to include these adjustments for the three and nine months ended October 31, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net revenues:
License and other	$346.3	$308.7	$1,041.2	$921.0
Maintenance	110.5	72.8	301.2	196.4

Total net revenues	456.8	381.5	1,342.4	1,117.4

Costs and expenses:
Cost of license and other revenues	54.5	40.9	155.6	119.4
Cost of maintenance revenues	1.8	1.6	6.4	11.1
Marketing and sales	177.1	136.9	515.0	399.5
Research and development	108.9	74.3	306.3	214.2
General and administrative	45.9	32.6	129.1	93.0

Total costs and expenses	388.2	286.3	1,112.4	837.2

Income from operations	68.6	95.2	230.0	280.2
Interest and other income, net	6.0	3.2	12.3	9.0

Income before income taxes	74.6	98.4	242.3	289.2
Income tax (provision) benefit	(16.6)	(2.7)	(49.0)	(39.0)

Net income	$58.0	$95.7	$193.3	$250.2

Basic net income per share	$0.25	$0.42	$0.84	$1.09

Diluted net income per share	$0.24	$0.38	$0.80	$1.01

Shares used in computing basic net income per share	230.9	229.6	230.6	228.7

Shares used in computing diluted net income per share	242.0	249.5	243.1	248.0

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	October 31, 2006	January 31, 2006
	(Unaudited)	(Audited) As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$514.9	$287.2
Marketable securities	82.4	90.3
Accounts receivable, net	256.0	261.4
Inventories	7.5	14.2
Deferred income taxes	80.3	64.4
Prepaid expenses and other current assets	27.5	29.3

Total current assets	968.6	746.8
Computer equipment, software, furniture and leasehold improvements, net	64.1	61.4
Purchased technologies, net	54.8	49.8
Goodwill	364.0	318.2
Deferred income taxes, net	70.0	124.2
Other assets	78.8	55.4

	$1,600.3	$1,355.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70.9	$56.4
Accrued compensation	99.9	121.3
Accrued income taxes	17.0	10.8
Deferred revenues	264.8	230.7
Other accrued liabilities	59.6	68.6

Total current liabilities	512.2	487.8
Deferred revenues	49.0	35.8
Other liabilities	38.5	29.2
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	890.0	803.8
Accumulated other comprehensive loss	(3.3)	(7.4)
Deferred compensation	—	(10.1)
Retained earnings	113.9	16.7

Total stockholders’ equity	1,000.6	803.0

	$1,600.3	$1,355.8

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended October 31,
	2006	2005
		As Restated (1)
Operating Activities
Net income	$193.3	$250.2
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	1.2
Depreciation and amortization	39.2	33.8
Stock-based compensation expense	76.0	3.9
Tax benefits from employee stock plans	4.5	105.0
Restructuring related charges, net	1.1	—
Changes in operating assets and liabilities, net of business combinations	71.7	(92.7)

Net cash provided by operating activities	385.8	301.4

Investing Activities
Purchases of available-for-sale marketable securities	(315.5)	(201.5)
Sales and maturities of available-for-sale marketable securities	325.2	59.5
Business combinations, net of cash acquired	(52.5)	(52.7)
Acquisition of equity investment	(12.5)	—
Capital and other expenditures	(25.4)	(15.3)
Other investing activities	2.3	—

Net cash used in investing activities	(78.4)	(210.0)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	74.1	127.0
Repurchases of common stock	(154.4)	(339.8)
Dividends paid	—	(3.4)

Net cash used in financing activities	(80.3)	(216.2)

Effect of exchange rate changes on cash and cash equivalents	0.6	(2.0)

Net increase (decrease) in cash and cash equivalents	227.7	(126.8)
Cash and cash equivalents at beginning of year	287.2	517.7

Cash and cash equivalents at end of period	$514.9	$390.9

Supplemental cash flow information:
Net cash paid during the period for income taxes	$18.4	$23.5

Supplemental non-cash investing activity:
Accounts receivable and other receivable reductions as partial consideration in business combinations	$—	$2.4

Increase in Goodwill and corresponding decrease in other accrued liabilities resulting from adjustments to purchase accounting estimates	$2.6	$—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2006 and for the three and nine months ended October 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries and entries arising from acquisitions during the quarter considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2007 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s fiscal 2007 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission (the “2007 Form 10-K”).

Certain reclassifications have been made to fiscal 2006 amounts to conform to the fiscal 2007 presentation. Autodesk reclassified $8.1 million in marketable securities on its Consolidated Balance Sheet at January 31, 2006. This amount was originally classified as a non-current asset, included in “Other assets,” but was subsequently reclassified as a current asset and included in “Marketable securities.” The reclassification resulted from Autodesk’s determination that amounts originally classified as non-current marketable securities were current, available-for-sale, marketable securities.

2.	Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q, Autodesk, Inc. reflects the restatement of the Company’s Condensed Consolidated Balance Sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2005, and the related Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2005 as a result of a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. In the 2007 Form 10-K, Autodesk is restating its Consolidated Balance Sheet as of January 31, 2006, the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years ended January 31, 2006 and January 31, 2005, and the quarterly financial information for each of the quarters in fiscal 2006.

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

This Form 10-Q reflects the restatement of our Consolidated Balance Sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2005, and the related Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2005.

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

For Monthly Date Selection Process Grants, where for certain of the grants there was no evidence to suggest a particular single date was the appropriate measurement date, Company management narrowed the possible measurement date to a range of dates or a grant window. The grant window was approximately four days on average and ranged from one day to sixteen days. The Company’s management considered which date to use in this range and chose to use the last day of the grant window since the grants appeared to be fixed and unchangeable. We believe the grant date was fixed and unchangeable on the last day in the grant window because this was the day the award was communicated. Changing the measurement dates from the last day of the grant window to the highest price during the grant window would cause the pre-tax compensation charges discussed above to increase by approximately $2.0 million. Changing the measurement dates from the last day of the grant window to the lowest price during the grant window would cause the pre-tax compensation charges discussed above to decrease by approximately $11.9 million.

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

The Company’s management believes that the approaches used for each of the categories were the most appropriate under the circumstances.

Financial Impact of the Restatement

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenues	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments, Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992-2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2, “Restatement of Condensed Consolidated Financial Statements.” Autodesk has also restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Note 5 “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements to include these adjustments for the three and nine months ended October 31, 2005.

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

The adjustments to stock-based compensation, net of related tax effects, as originally reported for annual periods prior to fiscal 2007 are as follows (in millions):

Fiscal Year	Originally Reported	Adjustment	As Restated
1992	$—	$0.1	$0.1
1993	—	1.3	1.3
1994	—	0.8	0.8
1995	—	0.8	0.8
1996	—	0.4	0.4
1997	—	0.3	0.3
1998	—	0.2	0.2
1999	—	0.3	0.3
2000	0.3	1.1	1.4
2001	0.5	1.3	1.8
2002	0.6	2.8	3.4
2003	1.9	4.2	6.1
2004	1.2	5.1	6.3

Total 1992-2004 impact	4.5	18.7	23.2
2005	3.1	3.5	6.6
2006	0.4	3.8	4.2

Total	$8.0	$26.0	$34.0

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Condensed Consolidated Statements of Income (in millions, except per share data):

	Three months ended October 31, 2005			Nine months ended October 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net revenues:
License and other	$304.4	$4.3	$308.7	$910.2	$10.8	$921.0
Maintenance	73.9	(1.1)	72.8	196.2	0.2	196.4

Total net revenues	378.3	3.2	381.5	1,106.4	11.0	1,117.4

Costs and expenses:
Cost of license and other revenues	40.8	0.1	40.9	119.3	0.1	119.4
Cost of maintenance revenues	1.6	—	1.6	11.1	—	11.1
Marketing and sales	136.4	0.5	136.9	397.8	1.7	399.5
Research and development	74.0	0.3	74.3	212.9	1.3	214.2
General and administrative	32.5	0.1	32.6	92.8	0.2	93.0

Total costs and expenses	285.3	1.0	286.3	833.9	3.3	837.2

Income from operations	93.0	2.2	95.2	272.5	7.7	280.2
Interest and other income, net	3.2	—	3.2	9.0	—	9.0

Income before income taxes	96.2	2.2	98.4	281.5	7.7	289.2
Income tax (provision) benefit	(1.7)	(1.0)	(2.7)	(35.6)	(3.4)	(39.0)

Net income	$94.5	$1.2	$95.7	$245.9	$4.3	$250.2

Basic net income per share	$0.41	$0.01	$0.42	$1.08	$0.01	$1.09

Diluted net income per share	$0.38	$—	$0.38	$0.99	$0.02	$1.01

Shares used in computing basic net income per share	229.6	—	229.6	228.7	—	228.7

Shares used in computing diluted net income per share	249.5	—	249.5	248.0	—	248.0

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Consolidated Balance Sheet as of January 31, 2006 (in millions, except share amounts):

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

4.	Concentration of Credit Risks and Significant Customers

Total sales to a single distributor, Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 11% of Autodesk’s consolidated net revenues for both the current quarter and for the third quarter of fiscal 2006. Sales to this same distributor also represented 11% of Autodesk’s consolidated net revenues for both the first nine months of fiscal 2007 and for the same period in the prior fiscal year. In addition, Tech Data accounted for 13% of gross accounts receivable at October 31, 2006 and January 31, 2006. The majority of the net revenues from sales to Tech Data relates to Autodesk’s Design Solutions Segment.

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

Autodesk adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of the Company’s fiscal 2007 year. The Company’s unaudited Condensed Consolidated Financial Statements for the three and nine months ended October 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited Condensed Consolidated Financial Statements for prior periods have not been revised for, and do not include, the impact of compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense has been recognized in Autodesk’s Consolidated Financial Statements primarily as a result of the Company’s Monthly Date Selection Process that was applied to stock option grants to employees during the period July 2000 through February 2005. This process resulted in the granting of stock option awards with exercise prices below the fair market value on the option measurement date. As of March 2005, the Company no longer followed the Monthly Date Selection Process. See Note 2,

“Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements and the 2007 Form 10-K for further discussion of this matter.

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

Stock Option Plans

As of October 31, 2006, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors (the “Board”): the 2006 Employee Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are eight expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006. In connection with the acquisitions of various companies, Autodesk has also issued replacement options.

On November 10, 2005, the Company’s stockholders approved a new stock plan, the 2006 Employee Stock Plan (the “2006 Plan”) as well as amendments to the 2000 Directors’ Option Plan. The 2006 Plan reserves 9.65 million shares of Autodesk common stock, plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At October 31, 2006, 8.3 million shares were available for future issuance. The 2006 Plan will expire in March of fiscal 2009.

The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At October 31, 2006, 0.65 million shares were available for future issuance, all of which were approved by the stockholders on November 10, 2005. The 2000 Directors’ Option Plan will expire in March of fiscal 2010.

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

A summary of stock option activity for the nine months ended October 31, 2006 is as follows:

	Number of shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2006	30,042	$16.44
Granted	5,434	36.86
Options assumed in an acquisition	12	11.14
Exercised	(4,906)	11.25
Forfeited	(1,094)	22.33

Options outstanding at October 31, 2006	29,488	$20.85

Options exercisable at October 31, 2006	14,590	$13.36
Options available for grant at October 31, 2006	8,987

The total pre-tax intrinsic value of options exercised, as of their exercise date, during the three months ended October 31, 2006 and 2005 was $21.4 million and $133.6 million, respectively. For the nine months ended October 31, 2006 and 2005, total pre-tax intrinsic value of options exercised was $127.2 million and $274.2 million, respectively.

The following table summarizes information about options outstanding and exercisable at October 31, 2006:

	Options Exercisable (1)				Options Outstanding
	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per share exercise prices:
$0.20-$8.71	5,374		$7.15		5,922		$7.09
$8.72-$13.41	4,456		10.76		5,993		10.89
$14.15-$29.37	3,792		19.99		8,715		21.40
$30.15-$38.00	861		32.76		7,161		34.90
$38.10-$47.24	107		42.98		1,697		41.90

	14,590	5.9	$13.36	$341.9	29,488	6.0	$20.85	$480.7

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $36.75 as of October 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through June 2016. At October 31, 2006, a total of 27.1 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

On September 18, 2006, Autodesk’s Board of Directors approved an amendment to certain stock option agreements issued pursuant to any of the Company’s stock option plans where the optionee has terminated or may terminate his or her employment or service with the Company and whose outstanding options to purchase Company common stock would otherwise expire before, or within 30 days after, the Company becomes current in its reporting obligations under the Securities and Exchange Act of 1934. On November 30, 2006, Autodesk’s Board of Directors approved an amendment to extend the expiration dates of certain stock option agreements which were scheduled to expire on December 12, 2006 and which could not be exercised while the Company was not current in its reporting obligations with the SEC. Stock-based compensation expense of $10.4 million was recognized in the third quarter of fiscal 2007 as a result of these modifications.

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At October 31, 2006, a total of 18.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESPP, the Company issues shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018.

Due to the Company’s voluntary stock option review during fiscal 2007, Autodesk was not current with their reporting obligations under the Securities and Exchange Act of 1934 during the third quarter of fiscal 2007. Stock-based compensation expense as a result of the cancellation of the September 30 purchase of $6.1 million that would have been recognized over future periods was recognized during the third quarter of fiscal 2007. The Company did not issue any shares under the ESP Plan during the three months ended October 31, 2006. The Company issued 0.9 million shares at an average price of $19.06 per share under the ESP Plan during the three months ended October 31, 2005. For the nine months ended October 31, 2006 and 2005, Autodesk issued 0.8 million shares at an average price of $22.46 per share and 1.9 million shares at an average price of $17.98 per share, respectively, under the ESP Plan.

On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESP Plan while the Company was not current in its reporting obligations under the Securities Exchange Act of 1934. In general, this amendment provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million on September 18, 2006 to non-executive employees currently enrolled in the ESPP at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid.

Stock-based Compensation Expense

On February 1, 2006, Autodesk adopted SFAS 123R, which requires the measurement of all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and the recording of such expense in Autodesk’s Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes the impact of adopting SFAS 123R on stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended October 31, 2006, which was recorded as follows (in millions, except per share data):

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Cost of license and other revenues	$1.9	$4.1
Marketing and sales	15.4	34.1
Research and development	11.1	25.0
General and administrative	5.9	12.8

Stock-based compensation expense related to employee options and employee stock purchases	34.3	76.0
Tax benefit	(8.3)	(18.4)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$26.0	$57.6

Reduction of net income per share:
Basic	$0.11	$0.25

Diluted	$0.11	$0.24

The weighted average grant date fair value of stock options granted during the three months ended October 31, 2006 was $10.95 per share and $13.16 per share for the nine months ended October 31, 2006. As of October 31, 2006, $100.0 million of total compensation cost related to non-vested awards not yet recognized is expected to be recognized over a weighted average period of 1.77 years. The weighted average estimated fair value of shares granted under the ESP Plan was $12.21 for the nine months ended October 31, 2006.

Autodesk uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended October 31, 2006		Nine Months Ended October 31, 2006
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.37-0.38	0.37-0.39	0.37-0.38	0.37-0.40
Range of expected lives (in years)	2.5-4.3 years	0.5-2.0 years	2.5-4.4 years	0.5-2.0 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	4.58%-4.63%	4.67%-5.01%	4.58%-5.12%	4.67%-5.01%
Expected forfeitures	13.0%	7.0%	13.0%	7.0%

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

The following table illustrates the pro forma effect on net income and net income per share if Autodesk had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended October 31, 2005 (in millions, except per share data):

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
	As Restated (1)	As Restated (1)
Net income—as reported	$95.7	$250.2
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported (2)	0.8	3.0
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(17.0)	(55.9)

Pro forma net income	$79.5	$197.3

Net income per share:
Basic—as reported	$0.42	$1.09

Basic—pro forma	$0.35	$0.86

Diluted—as reported	$0.38	$1.01

Diluted—pro forma	$0.32	$0.80

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
(2)	Includes previously reported stock-based employee compensation cost, net of related tax effects, of $0.1 million and $0.3 million for the three and six months ended October 31, 2005, respectively.

The weighted average estimated fair value of stock options granted was $14.80 per share for the three months ended October 31, 2005. The weighted average estimated fair value of ESP Plan awards during the three months ended October 31, 2005 was also $14.80 per share. For the nine months ended October 31, 2005, the weighted average estimated fair value of stock options granted and ESP Plan awards were $13.08 per share and $13.94 per share, respectively.

The weighted average estimated fair values were derived from use of the Black-Scholes model with the following assumptions:

	Three Months Ended October 31, 2005		Nine Months Ended October 31, 2005
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.40	0.35-0.37	0.40-0.49	0.35-0.39
Range of expected lives (in years)	4.1 years	0.5-2.0 years	4.1-4.3 years	0.5-2.0 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	4.25%	3.93%-4.18%	3.82%-4.25%	3.14%-4.18%
Expected forfeitures	13.0%	7.0%	13.0%	7.0%

6.	Income Taxes

Autodesk’s effective tax rate was 22% during the three months ended October 31, 2006, compared to 3% during the three months ended October 31, 2005. The effective tax rate increase during the three months ended October 31, 2006 was due to income tax benefits of $17.6 million in the same period in the prior fiscal year. Of this amount, $10.6 million related to foreign withholding taxes previously accrued which are no longer due, as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“DRD Legislation”). This lower tax rate was not effective for years beyond fiscal 2006. The remaining $7.0 million related to the lapse of the statute of limitations with respect to certain Federal and foreign tax years. During the three months ended October 31, 2006, Autodesk recognized income tax benefit of $2.1 million relating to the lapse of the statute of limitations with respect to certain Federal and foreign tax years.

Autodesk’s effective tax rate was 20% during the nine months ended October 31, 2006, compared to 13% during the nine months ended October 31, 2005. The effective tax rate increase during the nine months ended October 31, 2006 was due to income tax benefits of $20.7 million in the same nine month period in the prior fiscal year. The majority of this amount, $12.5 million, related to foreign withholding taxes previously accrued which are no longer due, as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004. The remaining $8.2 million related to the lapse of the statute of limitations with respect to certain Federal and foreign tax years as well as the resolution and closure of Autodesk’s California Franchise Tax Board audit for fiscal 2000. During the nine months ended October 31, 2006, Autodesk recognized an income tax benefit of $11.7 million relating to the lapse of the statute of limitations with respect to certain Federal and foreign tax years and release of tax reserves with respect to the Fiscal 2003 tax year.

At October 31, 2006, Autodesk had net deferred tax assets of $150.3 million. Realization of these assets is dependent on Autodesk’s ability to generate approximately $516 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

7.	Deferred Compensation

At October 31, 2006, Autodesk had marketable securities totaling $82.4 million, of which $28.6 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2006 was $22.4 million. The total related deferred compensation liability was $28.6 million at October 31, 2006, of which $15.2 million was classified as current and $13.4 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2006 was $22.4 million of which $14.3 million was classified as current and $8.1 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

8.	Inventories

Inventories consisted of the following (in millions):

	October 31, 2006	January 31, 2006
Raw materials and finished goods, net	$5.8	$11.9
Demonstration inventory, net	1.7	2.3

	$7.5	$14.2

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory for purposes of establishing necessary reserves.

9.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows (in millions):

	October 31, 2006	January 31, 2006
Computer equipment, software and furniture, at cost	$225.7	$208.0
Leasehold improvements, at cost	42.1	35.0
Less: Accumulated depreciation	(203.7)	(181.6)

Computer equipment, software, furniture and leasehold improvements, net	$64.1	$61.4

10.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows (in millions):

	October 31, 2006	January 31, 2006
Purchased technologies	$199.4	$185.2
Less: Accumulated amortization	(144.6)	(135.4)

Purchased technologies, net	$54.8	$49.8

Expected future amortization expense for purchased technologies for the remainder of fiscal 2007 and for each of the fiscal years thereafter is as follows (in millions):

2007—remaining three months	$3.5
2008	13.1
2009	11.5
2010	10.0
2011	9.0
Thereafter	7.7

Total	$54.8

11.	Goodwill

The changes in the carrying amount of goodwill during the nine months ended October 31, 2006 were as follows (in millions):

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2006	$227.7	$90.5	$318.2
Addition arising from Constructware acquisition	36.1	—	36.1
Other acquisitions, purchase accounting adjustments, effect of foreign currency translation and other	3.8	5.9	9.7

Balance as of October 31, 2006	$267.6	$96.4	$364.0

The increase in Autodesk’s goodwill balance primarily resulted from the acquisition of Constructware during the first quarter of fiscal 2007. See Note 19, “Business Combination,” for a description of this acquisition. In addition, Autodesk recorded a reduction to goodwill of $1.9 million during the current quarter because actual costs incurred under the Alias Restructuring Plan, Constructware Restructuring Plan, which are described in Note 12, “Restructuring Reserves,” and certain other acquisition-related accrued liabilities were less than what the Company originally estimated at the time the acquisition was recorded. Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocation during fiscal 2007.

12.	Restructuring Reserves

During the first quarter of fiscal 2007, management approved a restructuring plan primarily involving the elimination of employee positions of Constructware that directly resulted from this acquisition (“Constructware Restructuring Plan”). Total estimated cost of the Constructware Restructuring Plan is $0.6 million. The restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Constructware acquisition. No restructuring expense was recorded as a result of this plan since it was established in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). As this plan was executed, the associated costs were applied against the reserve established at the time of acquisition. All actions required of this plan were completed as of October 31, 2006.

During the fourth quarter of fiscal 2006, management approved a restructuring plan directly resulting from the Alias acquisition that involved the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). The total estimated cost of the Alias Restructuring Plan is $11.1 million. The total restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with EITF 95-3. Therefore, the utilization from this reserve will not be reflected as a restructuring expense but instead reflected as a reduction of this reserve. Substantially all actions required of this plan were completed by the fourth quarter of fiscal 2007. During the third quarter of fiscal 2007, Autodesk recorded an adjustment to decrease the restructuring reserve by $1.7 million related to the Alias Restructuring Plan because actual costs incurred related to lease and employee terminations were less than what was originally estimated. Autodesk recorded the adjustment as a reduction to the Alias Restructuring Plan reserve and as a corresponding decrease to goodwill.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in a reduction of the workforce and the closure of a number of offices worldwide with a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve the Company’s targeted operating margins and redirect resources to product development, sales development and other critical areas. Of the $27.5 million, $23.4 million was attributable to termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $4.0 million of the restructuring charge was attributable to lease termination costs, which include losses on operating leases as well as the impairment of related leasehold improvements and equipment. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005. The remaining outstanding liabilities relate to employee termination costs and operating lease agreements which expire between fiscal 2007 and fiscal 2012.

During the second quarter of fiscal 2002, the Board of Directors approved a formal restructuring plan that included employee terminations and the closure of certain facilities worldwide (“Fiscal 2002 Plan”). The remaining outstanding liabilities under this plan relate to on-going lease termination costs for outstanding operating lease agreements which expire between fiscal 2007 and fiscal 2015.

The following table sets forth the restructuring activities during the nine months ended October 31, 2006 (in millions):

	Balance at January 31, 2006	Additions	Charges Utilized	Adjustments	Balance at October 31, 2006
Constructware Restructuring Plan
Employee termination costs	$—	$0.6	$0.4	$0.2	$—
Alias Restructuring Plan
Lease termination and asset costs	1.5	—	0.4	0.5	0.6
Employee termination costs	6.2	—	4.7	1.2	0.3
Fiscal 2004 Plan
Lease termination costs	0.7	—	0.4	—	0.3
Employee termination costs	0.4	—	0.2	0.1	0.1
Fiscal 2002 Plan
Lease termination costs	4.7	1.1	0.6	—	5.2

Total	$13.5	$1.7	$6.7	$2.0	$6.5

Current portion (1)	$9.0				$1.8
Non-current portion (1)	4.5				4.7

Total	$13.5				$6.5

(1)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities,” respectively.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended October 31, 2006.

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

On September 22, 2004, z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471 (“471 patent”), entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825 (“825 patent”), entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleged that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, z4 sought compensatory damages amounting to a 1.5% royalty, injunctive relief and fees and costs. On April 19, 2006, a jury returned a verdict finding that certain Autodesk products infringed both patents, awarding z4 $18 million in damages. As of April 30, 2006, the Company recorded an accrual for a potential loss contingency under SFAS No. 5 which reflected the judgment of $18.0 million believed to be the best estimate of the Company’s probable loss at that time. The court entered judgment against Autodesk on August 18, 2006, awarding z4 $18 million in damages, pre-judgment interest and attorneys’ fees. Autodesk filed its notice of appeal of the judgment on September 8, 2006. On December 20, 2006, Autodesk and z4 entered into a settlement agreement which resolved all of the issues between the parties. As the settlement agreement was entered into prior to the filing of its Form 10-Q for the quarter ended July 31, 2006, the Company reflected the change of its estimated loss in the results for the quarter ended July 31, 2006. As such, a $13.0 million reduction in the accrual was recorded in General and Administrative expenses in the quarter ended July 31, 2006 to reflect the actual loss incurred.

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

Autodesk has a stock repurchase program to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and to more effectively utilize excess cash generated from its business. Due to the Company not being current with its reporting obligations under the Securities and Exchange Act of 1934, there were no repurchases of Autodesk common stock during the third quarter. During the first nine months of fiscal 2007, Autodesk repurchased 4.2 million shares of its common stock on the open market at an average repurchase price of $36.79 per share and subsequently retired the shares.

As a result, common stock and additional paid-in capital and retained earnings were reduced for the nine months ended October 31, 2006 by $58.3 million and $96.2 million, respectively. As of October 31, 2006, 16.3 million shares remained available for repurchases under this program. The amount of stock estimated to be repurchased under this program for the upcoming fiscal quarters is presently not known since it is a function of the number of options actually exercised along with the future availability of cash.

15.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net income	$58.0	$95.7	$193.3	$250.2
Other comprehensive income (loss), net of tax:
Net change in cumulative foreign currency translation adjustment	(0.4)	0.9	4.1	(4.8)

Total comprehensive income	$57.6	$96.6	$197.4	$245.4

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

16.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Numerator:
Numerator for basic and diluted net income per share—net income	$58.0	$95.7	$193.3	$250.2

Denominator:
Denominator for basic net income per share—weighted average shares	230.9	229.6	230.6	228.7
Effect of dilutive common stock options	11.1	19.9	12.5	19.3

Denominator for dilutive net income per share	242.0	249.5	243.1	248.0

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The computation of diluted net income per share does not include 11.9 million options for the third quarter of fiscal 2007 and 0.1 million options for the same period in the prior fiscal year. During the first nine months of fiscal 2007 and fiscal 2006, 11.1 million options and 0.1 million options, respectively, were excluded from the computation of diluted net income per share. These options were excluded in the computation of basic and diluted net income per share because they had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive. The difference in results between these periods primarily reflects the adoption of SFAS 123R commencing from the first quarter of fiscal 2007.

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

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 11, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		As Restated (3)		As Restated (3)
Net revenues:
Design Solutions	$389.5	$333.8	$1,164.8	$972.8
Media and Entertainment	64.3	42.9	169.6	129.2
Other (1)	3.0	4.8	8.0	15.4

	$456.8	$381.5	$1,342.4	$1,117.4

Income from operations:
Design Solutions	$173.8	$161.4	$536.2	$467.9
Media and Entertainment	17.3	5.5	34.2	23.4
Unallocated amounts (2)	(122.5)	(71.7)	(340.4)	(211.1)

	$68.6	$95.2	$230.0	$280.2

(1)

Other relates to revenues from Autodesk’s Location Services Division and net revenues from the correction of accounting for certain credits to resellers during the three months and nine months ended October 31, 2005.

(2)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R (see Note 5, “Employee Stock-Based Compensation”).

(3)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net revenues:
Platform Technology Division and Other	$196.7	$181.3	$604.9	$539.2
Manufacturing Solutions Division	85.0	63.3	235.7	182.5
Building Solutions Division	57.7	45.1	167.7	125.3
Infrastructure Solutions Division	50.1	44.1	156.5	125.8

	$389.5	$333.8	$1,164.8	$972.8

Information regarding Autodesk’s operations by geographic area is as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net revenues:
U.S.	$164.8	$138.6	$449.6	$377.4
Other Americas	28.7	24.9	81.8	65.7

Total Americas	193.5	163.5	531.4	443.1
Europe, Middle East and Africa	160.0	133.4	498.6	408.1
Japan	36.7	35.7	129.7	125.7
Other Asia/Pacific	66.6	48.9	182.7	140.5

Total Asia/Pacific	103.3	84.6	312.4	266.2

Total net revenues	$456.8	$381.5	$1,342.4	$1,117.4

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The following tables set forth the Alias Restructuring Plan and the Fiscal 2004 Plan activities that relate to each reportable segment during the nine months ended October 31, 2006 (in millions):

Alias Restructuring Plan

	Design Solutions Segment		Media and Entertainment Segment		Total
	Lease Termination and Asset Costs	Employee Termination Costs	Lease Termination and Asset Costs	Employee Termination Costs
Balance at January 31, 2006	$0.6	$2.5	$0.9	$3.7	$7.7
Additions	—	—	—	—	—
Charges utilized	(0.2)	(1.9)	(0.2)	(2.8)	(5.1)
Adjustments	(0.2)	(0.5)	(0.3)	(0.7)	(1.7)

Balance at October 31, 2006	$0.2	$0.1	$0.4	$0.2	$0.9

Fiscal 2004 Plan

	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts		Total
	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs
Balance at January 31, 2006	$—	$0.2	$0.5	$0.1	$0.2	$0.1	$1.1
Additions	—	—	—	—	—	—	—
Charges utilized	—	(0.2)	(0.2)	—	(0.2)		(0.6)
Adjustments	—	—	—	(0.1)	—	—	(0.1)

Balance at October 31, 2006	$—	$—	$0.3	$—	$—	$0.1	$0.4

All restructuring reserve balances remaining for the Constructware Restructuring Plan and the Fiscal 2002 Plan at October 31, 2006 relate to the Design Solutions Segment.

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

The notional amounts of foreign currency contracts were $23.9 million at October 31, 2006 and $10.4 million at January 31, 2006. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $100.6 million at October 31, 2006 and $77.1 million at January 31, 2006, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. Net settlement gains recorded as net revenues were less than $0.1 million during both the three and nine months ended October 31, 2006. There were no net settlement gains or losses recorded as net revenues during the three months ended October 31, 2005 and there were $1.7 million in net settlement gains during the nine months ended October 31, 2005. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.1 million and $0.5 million during the three and nine months ended October 31, 2006, respectively. Amounts associated with the cost of the options during the three and nine months ended October 31, 2005 totaled $0.2 million and $0.6 million, respectively.

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

Management’s allocation of the purchase price, based on a valuation of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows (in millions):

Developed technologies (6 year useful life)	$5.1
Customer relationships (7 year useful life)	13.0
Customer contracts (7 year useful life)	1.1
Trade name (6 year useful life)	0.9
Goodwill	35.9
Deferred revenue	(5.1)
Restructuring reserve	(0.4)
Net tangible assets	(4.8)

$45.7

Customer relationships and customer contracts represent the underlying relationships and agreements with Constructware’s existing customers. Trade name represents the estimated fair value of the Constructware trade name and trademarks. The $35.9 million of goodwill, which represents the premium paid for Constructware’s established products, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Constructware in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by fiscal 2010.

Autodesk management approved a restructuring plan directly resulting from this acquisition. This plan primarily involved the elimination of employee positions of Constructware. The total restructuring reserve of $0.6 million originally established for this plan was reflected as an allocation item to the total purchase price consideration. Substantially all actions required of this plan were completed by the end of the second quarter of fiscal 2007.

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

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S. and China, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies at a price that approximates fair value. Autodesk’s relationship with Hanna Strategies is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings. Autodesk is currently the only customer of Hanna Strategies. The investment is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment is included in the Condensed Consolidated Balance Sheets under “Other assets” and is adjusted by Autodesk’s ownership percentage of Hanna Strategies’ results of operations and after the elimination of intercompany profit or loss. Beginning from the date of Autodesk’s investment, the Condensed Consolidated Statements of Income include 28% of Hanna Strategies’ operating expenses in “Interest and other income, net.” In addition, Autodesk incurred approximately $12.9 million during the current quarter and approximately $6.0 million for the quarter ended October 31, 2005 for consulting services and purchased in-process technology from Hanna Strategies. Autodesk incurred approximately $25.1 million during the nine months ended October 31, 2006 and approximately $18.6 million during the nine months ended October 31, 2005 for services and purchased in-process technology from Hanna Strategies. These amounts are included in “Research and Development.” The in-process technologies purchased were recorded as expense as of the date the technologies were delivered as they have not yet reached technological feasibility and have no alternative future use as a stand-alone product. In addition, approximately $10.5 million of amounts owed to Hanna Strategies for consulting services and purchased in-process technologies were included in “Other accrued liabilities” at July 31, 2006.

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

Income Taxes

In the fourth quarter of fiscal 2007, in response to the conclusion of a review by the Internal Revenue Service of the Company’s request for refund, the Company recognized an $8.9 million tax benefit for the reversal of previously accrued income taxes for the years in question. Since the review was concluded subsequent to the period ended October 31, 2006, but prior to the filing of the Company’s Form 10-Q for the period then ended, the Company reflected this item as a subsequent event and recorded the tax benefit in the second quarter of fiscal 2007.

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

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding our strategies and growth initiative , anticipated future operating results including operating margins and net revenues, our upgrade and maintenance revenues, the effect of fluctuations in exchange rates, our costs and expenses, planned product retirement and annual release cycles, our expectations regarding product acceptance, the realization of deferred tax benefits, the continuation of our share repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we expect,” “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

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

This Form 10-Q reflects the restatement of our Consolidated Balance Sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2005, and the related Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2005.

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

For Monthly Date Selection Process Grants, where for certain of the grants, there was no evidence to suggest a particular single date was the appropriate measurement date, Company management narrowed the possible measurement date to a range of dates or a grant window. The grant window was approximately four days on average and ranged from one day to sixteen days. The Company’s management considered which date to use in this range and chose to use the last day of the grant window since that was the date the grants appeared to be fixed and unchangeable. We believe the grant date was fixed and unchangeable on the last day in the grant window because this was the day the award was communicated. Changing the measurement dates from the last day of the grant window to the highest price during the grant window would cause the pre-tax compensation charges discussed above to increase by approximately $2.0 million. Changing the measurement dates from the last day of the grant window to the lowest price during the grant window would cause the pre-tax compensation charges discussed above to decrease by approximately $11.9 million.

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

We believe that the approaches we used for each of the categories were the most appropriate under the circumstances.

Financial Impact of the Restatement

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenue	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992-2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2, “Restatement of Condensed Consolidated Financial Statements,” in the Notes to Condensed Consolidated Financial Statements. We also restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Note 5 “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the three and nine months ended October 31, 2005.

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

For more information regarding our restated financial statements, see “Financial Statements” in Item 1 and “Restatement of Condensed Consolidated Financial Statements,” in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

We are continually focused on improving productivity and efficiency in all areas of Autodesk in order to allow us to increase our investment in growth initiatives and improve our profitability. Our operating margin declined to 15% during the third quarter of fiscal 2007 compared to 25% during the same period in the prior fiscal year. This decrease in operating margin reflects the adoption of SFAS 123R in the first quarter of fiscal 2007, the integration of Alias, and higher amortization of acquisition-related intangibles. The adoption of SFAS 123R resulted in an increase to employee-related expenses totaling more than 7% of net revenues for the current quarter. This decline was also due to the $8.8 million one-time ESPP bonus payment during the current quarter, which decreased operating margins by 2% from the prior year, and by the $3.6 million in outside legal, accounting and other professional fees during the quarter related to the review of our stock option grant practices, which reduced operating margins by 1% from the prior year.

We generate significant cash flows. Our uses of cash include share repurchases to offset the dilutive impact of our employee stock plans as well as investments in acquisitions and investments in growth initiatives, such as our recent acquisition of Constructware and equity investment in Hanna Strategies during the first quarter of fiscal 2007. See Note 19, “Business Combination,” and Note 20, “Related Parties,” in the Notes to Condensed Consolidated Financial Statements for further discussion. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions, which are an integral part of our growth initiatives, are intended to provide specific technology or expertise, adjacency to our current products and services and rapid product integration. Additionally, we continue to invest in other growth initiatives including product development and sales, market and channel development.

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

Our product returns reserves were $16.3 million at October 31, 2006 and $14.2 million at January 31, 2006. Product returns as a percentage of applicable revenues were 4.4% and 3.9% for the three months ended October 31, 2006 and October 31, 2005, respectively, and 4.4% and 4.2% for the nine months ended October 31, 2006 and October 31, 2005, respectively. During the three months ended October 31, 2006 and October 31, 2005, we recorded additions to our product returns reserve of $15.8 million and $6.7 million, respectively, which reduced our revenue. During the nine months ended October 31, 2006 and October 31, 2005, the additions to our product returns reserve were $46.0 million and $31.7 million, respectively, which reduced our revenue.

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

Deferred Tax Assets. We currently have $150.3 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions, taken in fiscal years prior to fiscal 2007 as well as tax credits and reserves, offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and taxable temporary differences for purchased technologies and capitalized software. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $516 million in specific geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on expected geographic mix of earnings, statutory rates, transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of our fiscal year 2007. Our unaudited Condensed Consolidated Financial Statements for the three and nine months ended October 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our unaudited Condensed Consolidated Financial Statements for prior periods have not been restated for, and do not include, the impact of compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense has been recognized in Autodesk’s Condensed Consolidated Financial Statements primarily as a result of the Company’s Monthly Date Selection Process that was applied to stock option grants to employees during the period beginning August 2000 through February 2005. This date selection process resulted in the granting of stock option awards with exercise prices below fair market value on the option measurement date. As of March 2005, the Company no longer followed this date selection process. See Note 2, “Restatement of Condensed Consolidated Financial Statements”, included in Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

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

This Form 10-Q reflects the restatement of our Consolidated Balance Sheet as of January 31, 2006, the related Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2005, and the related Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2005.

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

In connection with the restatement of our Consolidated Financial Statements, we applied judgment and sensitivity analysis in choosing whether to revise measurement dates for prior option grants and which measurement dates to select. Ranges of possible additional stock-based compensation expense did not vary materially based upon the judgment and sensitivity analysis applied as to which measurement dates to select.

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenue	Stock-based Compensation Expense	Tax Effect (1)	Total Adjustments Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992-2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. The adjustments to stock-based compensation, net of related tax effects, as originally reported for annual periods prior to fiscal 2007 are as follows (in millions):

Fiscal Year	Originally Reported	Adjustment	As Restated
1992	$—	$0.1	$0.1
1993	—	1.3	1.3
1994	—	0.8	0.8
1995	—	0.8	0.8
1996	—	0.4	0.4
1997	—	0.3	0.3
1998	—	0.2	0.2
1999	—	0.3	0.3
2000	0.3	1.1	1.4
2001	0.5	1.3	1.8
2002	0.6	2.8	3.4
2003	1.9	4.2	6.1
2004	1.2	5.1	6.3

Total 1992-2004 impact	4.5	18.7	23.2
2005	3.1	3.5	6.6
2006	0.4	3.8	4.2

Total	$8.0	$26.0	$34.0

The Company has restated the pro forma expense under SFAS 123 in Note 5, “Employee Stock-Based Compensation,” in Notes to Condensed Consolidated Financial Statements, to reflect the impact of these adjustments for the three and nine months ended October 31, 2005.

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Condensed Consolidated Statements of Income (in millions except per share amounts):

	Three months ended October 31, 2005			Nine months ended October 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net revenues:
License and other	$304.4	$4.3	$308.7	$910.2	$10.8	$921.0
Maintenance	73.9	(1.1)	72.8	196.2	0.2	196.4

Total net revenues	378.3	3.2	381.5	1,106.4	11.0	1,117.4

Costs and expenses:
Cost of license and other revenues	40.8	0.1	40.9	119.3	0.1	119.4
Cost of maintenance revenues	1.6	—	1.6	11.1	—	11.1
Marketing and sales	136.4	0.5	136.9	397.8	1.7	399.5
Research and development	74.0	0.3	74.3	212.9	1.3	214.2
General and administrative	32.5	0.1	32.6	92.8	0.2	93.0

Total costs and expenses	285.3	1.0	286.3	833.9	3.3	837.2

Income from operations	93.0	2.2	95.2	272.5	7.7	280.2
Interest and other income, net	3.2	—	3.2	9.0	—	9.0

Income before income taxes	96.2	2.2	98.4	281.5	7.7	289.2
Income tax (provision) benefit	(1.7)	(1.0)	(2.7)	(35.6)	(3.4)	(39.0)

Net income	$94.5	$1.2	$95.7	$245.9	$4.3	$250.2

Basic net income per share	$0.41	$0.01	$0.42	$1.08	$0.01	$1.09

Diluted net income per share	$0.38	$—	$0.38	$0.99	$0.02	$1.01

Shares used in computing basic net income per share	229.6	—	229.6	228.7	—	228.7

Shares used in computing diluted net income per share	249.5	—	249.5	248.0	—	248.0

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported Condensed Consolidated Balance Sheet as of January 31, 2006 (in millions, except share amounts):

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

Overview of the Three and Nine Months Ended October 31, 2006

(in millions)	Three months Ended October 31, 2006	As a % of Net Revenues	Three months Ended October 31, 2005	As a % of Net Revenues
			As Restated (1)
Net Revenues	$456.8	100%	$381.5	100%
Cost of revenues	56.3	12%	42.5	11%
Operating expenses	331.9	73%	243.8	64%

Income from Operations	$68.6	14%	$95.2	25%

(in millions)	Nine months Ended October 31, 2006	As a % of Net Revenues	Nine months Ended October 31, 2005	As a % of Net Revenues
			As Restated (1)
Net Revenues	$1,342.4	100%	$1,117.4	100%
Cost of revenues	162.0	12%	130.5	12%
Operating expenses	950.4	71%	706.7	63%

Income from Operations	$230.0	17%	$280.2	25%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The primary goals for the first nine months of fiscal 2007 were to continue our delivery of market-leading products and solutions to our customers to drive revenue growth, market share gains and profitability. Net revenues grew 20% during both the current quarter and the first nine months of fiscal 2007 as compared to the same periods in fiscal 2006. During the first nine months of fiscal 2007 we released our 2007 family of products, the fourth year of annual releases, offering our customers continued advancements in design and authoring productivity as well as product lifecycle management capability. In addition, during the second quarter we completed the integration of Alias.

Income from operations decreased during the current quarter, compared to the third quarter of fiscal 2006, due primarily to the adoption of SFAS 123R in the first quarter of fiscal 2007 which resulted in an increase to total costs and expenses of more than 7% of net revenues. This decline was also due to a one-time ESPP bonus payment of 2% of net revenues, outside legal and accounting and other professional fees related to the review of our stock option grant practices of 1% of net revenues. Due to our on-going stock option review and delayed SEC reporting, we were prohibited from executing our normal share purchase during the third fiscal quarter. The purpose of the one-time bonus payment related to our ESP Plan was to provide eligible ESP Plan employees with an amount equivalent to what they could normally have expected to receive under this plan had we been able to process our scheduled ESP Plan purchase during the quarter.

Income from operations decreased during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year primarily due to the implementation of SFAS 123R which resulted in an increase to total costs and expenses of 6% of net revenues. The decline in income from operations was also due to our one-time ESPP bonus payment of 1% of net revenues and amortization of acquisition-related intangibles of 1% of net revenues.

The increase in net revenues for the three months ended October 31, 2006 compared to the same period in the prior fiscal year was due to growth in the sales of new seats and maintenance revenues and higher average sales prices, partially offset by a decrease in revenues from upgrades. Increase in revenues from the sales of new seats were due to volume growth in AutoCAD, AutoCAD LT, and our 3D model-based products, as well as the introduction of our Maya and StudioTools products resulting from our January 2006 acquisition of Alias. Maintenance revenues from our Subscription Program increased 52%, reflecting strength in subscription attachment and renewal rates during the current quarter. Foreign currencies had a favorable impact of 1% on net revenues during the current quarter compared to the same period in the prior fiscal year. Revenues from upgrades decreased by 39% driven by the relatively smaller size of the upgradeable base of the AutoCAD-based products as of the beginning of the current quarter as compared to the upgradeable base of the AutoCAD-based products as of the same period last fiscal year and due to our continued success migrating customers to the Subscription Programs.

Net revenues growth during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year resulted from growth in revenues from the sale of new seats and maintenance revenues, partially offset by a decrease in revenues from upgrades and by the negative effects of changes in foreign currencies, principally from the euro and yen. Maintenance revenues from our Subscription Program increased 53%, reflecting strength in subscription attachment and renewal rates during the first nine months of this fiscal year. Increase in revenues from the sales of new seats were driven by volume growth and higher average sales prices in AutoCAD, AutoCAD LT, and our 3D model-based products, as well as revenues from our Maya and StudioTools products. Revenues from upgrades decreased by 10% driven by the relatively smaller size of the upgradeable base of the AutoCAD 2004 family of products as of the beginning of fiscal 2007 compared to the upgradeable base of the AutoCAD 2002 family of products as of the same period last fiscal year.

Product backlog is comprised of deferred revenue and current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders for currently available license software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at October 31, 2006 was $332.5 million, of which $18.7 million related to current software license product orders which have not yet shipped at the end of the fiscal quarter. Aggregate backlog at January 31, 2006 was $283.5 million, of which the value of software license product orders that had not yet shipped at January 31, 2006 was $17.0 million. Aggregate backlog increased from January 31, 2006 to October 31, 2006, primarily due to the increase in maintenance revenues from our Subscription Program.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, Canada, China, South Korea and Australia. The weaker value of the U.S. dollar relative to foreign currencies had a positive impact of a nominal $5.6 million on operating results in the third quarter of fiscal 2007 compared to the same period of the prior fiscal year. Had exchange rates from the third quarter of fiscal 2006 been in effect during the third quarter of fiscal 2007, translated international revenue billed in local currencies would have been $6.3 million lower and operating expenses would have been $0.7 million lower. During the first nine months of fiscal 2007, compared to the same period in the prior fiscal year, the stronger value of the U.S. dollar relative to foreign currencies had a negative impact of $12.5 million on operating results. Had exchange rates from the first nine months of fiscal 2006 been in effect during the first nine months of fiscal 2007, translated international revenue billed in local currencies would have been $15.3 million higher and operating expenses would have been $2.8 million higher. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate impact on the net revenues of certain anticipated transactions.

Throughout the first nine months of the current fiscal year, we maintained a strong balance sheet, generating $385.8 million of cash from operating activities compared to $301.4 million during the same period in the prior fiscal year. We finished the third quarter of fiscal 2007 with $597.3 million in cash and marketable securities, an increase from $377.5 million at January 31, 2006. We managed to achieve this increase while continuing to invest in our business through the acquisition of Constructware and investment in Hanna Strategies as well as repurchasing 4.2 million shares of our common stock and making a one-time $8.8 million ESPP bonus payment to our non-executive employees. We also completed the third quarter of fiscal 2007 with a higher deferred revenue balance as compared to January 31, 2006. Our deferred revenues balance at October 31, 2006 included $275.4 million of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

(in millions)	Three months Ended October 31, 2006	Increase (decrease) compared to prior year period		Three months Ended October 31, 2005	Nine months Ended October 31, 2006	Increase (decrease) compared to prior year period		Nine months Ended October 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
Net Revenues:
License and other	$346.3	$37.6	12%	$308.7	$1,041.2	$120.2	13%	$921.0
Maintenance	110.5	37.7	52%	72.8	301.2	104.8	53%	196.4

	$456.8	$75.3	20%	$381.5	$1,342.4	$225.0	20%	$1,117.4

Net Revenues by Geographic Area:
Americas	$193.5	$30.0	18%	$163.5	$531.4	$88.3	20%	$443.1
Europe, Middle East and Africa	160.0	26.6	20%	133.4	498.6	90.5	22%	408.1
Asia Pacific	103.3	18.7	22%	84.6	312.4	46.2	17%	266.2

	$456.8	$75.3	20%	$381.5	$1,342.4	$225.0	20%	$1,117.4

Net Revenues by Operating Segment:
Design Solutions	$389.5	$55.7	17%	$333.8	$1,164.8	$192.0	20%	$972.8
Media and Entertainment	64.3	21.4	50%	42.9	169.6	40.4	31%	129.2
Other	3.0	(1.8)	(38)%	4.8	8.0	(7.4)	(48)%	15.4

	$456.8	$75.3	20%	$381.5	$1,342.4	$225.0	20%	$1,117.4

Net Revenues—Design Solutions Segment:
Platform Technology Division and Other	$196.7	$15.4	8%	$181.3	$604.9	$65.7	12%	$539.2
Manufacturing Solutions Division	85.0	21.7	34%	63.3	235.7	53.2	29%	182.5
Building Solutions Division	57.7	12.6	28%	45.1	167.7	42.4	34%	125.3
Infrastructure Solutions Division	50.1	6.0	14%	44.1	156.5	30.7	24%	125.8

	$389.5	$55.7	17%	$333.8	$1,164.8	$192.0	20%	$972.8

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The increase in net revenues during both the three and nine month periods ended October 31, 2006 compared to the same periods in the prior fiscal year was due to an increase in the sale of new seats and an increase in maintenance revenues. Revenue from the sale of new seats increased due to volume growth in AutoCAD, AutoCAD LT, and our 3D model-based products, as well as the introduction of our Maya and StudioTools products resulting from our January 2006 acquisition of Alias. In addition, we experienced strong growth in all three of our geographic regions and strong growth rates in our emerging economies of Asia Pacific, Eastern Europe and the Middle East, and Latin America during both of these periods in fiscal 2007 compared to the same periods in fiscal 2006. These increases were partially offset by declines in revenue from upgrades resulting from the relatively smaller size of the upgradeable base of our AutoCAD 2004 family of products as of the beginning of the current quarter and first nine months of fiscal 2007 compared to the upgradeable base of our AutoCAD 2002 family of products as of the same periods in the prior fiscal year and the success of our Subscription Program.

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

License and other revenues increased during the current quarter compared to the same period in the prior fiscal year due to an increase in the sale of commercial new seats for most major products resulting from new product releases during the first nine months of fiscal 2007. Increases in revenues from the sales of new seats were primarily driven by volume growth in AutoCAD, AutoCAD LT and most major products, as well as growing sales of our 3D model-based products, which generally have higher prices. These increases were offset, in part, by a 20% decrease in revenues from upgrades driven by the relatively smaller size of the upgradeable base of our AutoCAD 2004 family of products as of the beginning of the current quarter compared to the size of our AutoCAD 2002 family of products as of the same period in the prior fiscal year and the success of our Subscription Program.

Growth in license and other revenues during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year was primarily due to an increase in the sale of commercial new seats for most major products driven by our new product releases in the first nine months of fiscal 2007. Increases in revenue from the sale of new seats were driven by volume growth in AutoCAD, AutoCAD LT and most major products, as well as growing sales of our higher priced 3D model-based products. These increases were partially offset by a 10% decrease in revenues from upgrades driven by the relatively smaller size of the upgradeable base of our AutoCAD 2004 family of products compared to the size of our AutoCAD 2002 family of products and the success of our Subscription Program.

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

As a percentage of total net revenues, maintenance revenues were 24% and 19% for the third quarter of fiscal 2007 and fiscal 2006, respectively, and 22% and 18% for the first nine months of fiscal 2007 and fiscal 2006, respectively. Our Subscription Program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues as a result of increased Subscription Program enrollment.

Net Revenues by Geographic Area

Net revenues in the Americas region increased during both the current quarter and first nine months of fiscal 2007, compared to the same periods in the prior fiscal year, primarily from strong maintenance revenues, as well as revenues from products acquired in our acquisition of Alias in January 2006 and from growth in revenues from sales of new seats driven by new product releases in the first nine months of fiscal 2007. Revenue from upgrades in the Americas declined by 21% during the current quarter and by 7% for the first nine months of fiscal 2007 compared to the same periods in the prior fiscal year. Had exchange rates for the third quarter of fiscal 2006 and the first nine months of fiscal 2006 been in effect during the same periods of fiscal 2007, translated net revenues in the Americas would have been the same for the current quarter and would have been lower by $0.4 million for the first nine months of fiscal 2007.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased during the current quarter compared to the same period in the prior fiscal year primarily from an increase in new seat sales resulting from new product releases in the first nine months of fiscal 2007, followed closely by an increase in maintenance revenues. EMEA net revenues increase was partially offset by a 22% decline in revenues from upgrades during the current quarter. EMEA’s strong growth during the current quarter was primarily from the United Kingdom, the local emerging economies including the Russian Federation and Poland, Germany, Italy and France. EMEA net revenues increased during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year primarily due to an increase in the sale of new seats, combined with a strong increase in maintenance revenues and revenue from products acquired from Alias. Revenues from upgrades in EMEA experienced a 6% decline for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. EMEA’s strong growth during the first nine months of fiscal 2007 was primarily from Germany, the United Kingdom, France, Italy, Switzerland and the local emerging economies. The increase in EMEA net revenues during both the current quarter and first nine months of fiscal 2007 compared to the same periods in the prior fiscal year was also due to revenues from new products acquired from Alias. Had exchange rates for the third quarter of fiscal 2006 and the first nine months of fiscal 2006 been in effect during the same periods of fiscal 2007, translated net revenues in the EMEA region would have been lower by $7.9 million in the current quarter and higher by $5.3 million for the first nine months of fiscal 2007.

Net revenues in the Asia/Pacific (“APAC”) region increased during the current quarter compared to the same period in the prior fiscal year primarily from strong growth in revenues from sales of new seats resulting from new product releases in the first nine months of fiscal 2007, increased maintenance revenues and revenues from new products acquired from Alias. The net revenues growth in APAC during the current quarter was primarily in China, South Korea and Australia. We continue to face challenges in Japan. Net revenues growth in Japan has declined to 3% for the current quarter compared to 18% for the same period in the prior fiscal year. This trend was, in part, due to a 27% decline in Autodesk Inventor product sales in Japan during the current quarter compared to the same period in the prior fiscal year. APAC net revenues increased during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year primarily from strong growth in revenues from sales of new seats due to new product releases in the first nine months of fiscal 2007, followed by strong growth in maintenance revenues. Net revenues growth in APAC during the first nine months of fiscal 2007 primarily occurred in South Korea, China, Australia, Japan and India. The increase in APAC net revenues during both the current quarter and first nine months of fiscal 2007 compared to the same periods in the prior fiscal year was also due to revenues from new products acquired from Alias. Had exchange rates for the third quarter of fiscal 2006 and the first nine months of fiscal 2006 been in effect during the same periods of fiscal 2007, translated net revenues in the APAC region would have been higher by $1.5 million for the current quarter and higher by $10.3 million for the first nine months of fiscal 2007.

We believe that international net revenues will continue to comprise a significant portion of our total net revenues. Economic weakness in any of the countries that contribute a significant portion of our net revenues would have a material adverse effect on our business. Strengthening of the U.S. dollar relative to foreign currencies could significantly and adversely impact our future financial results for a given period. International net revenues represented 64% of our total net revenues during both the current quarter and the third quarter of fiscal 2006. Had exchange rates from the third quarter of fiscal 2006 been in effect during the current quarter, translated international revenues would have been $6.3 million lower for the three months ended October 31, 2006. The primary drivers of the overall favorable exchange rate during this period were the euro, which drove $3.9 million of this variance, and the British pound, which drove $2.0 million of this variance. Net revenues in emerging economies of China, India, Eastern Europe and Latin America grew by 38% between the third quarter of fiscal 2007 and the third quarter of fiscal 2006. This was a significant factor in our international sales growth during the current quarter. International net revenues accounted for 67% of our total net revenues in the first nine months of fiscal 2007 and 66% of our total net revenues in the same period of the prior fiscal year. Had exchange rates from the first nine months of fiscal 2006 been in effect during the same period of fiscal 2007, translated international revenues would have been $15.3 million higher for the nine months ended October 31, 2006. The primary drivers of the overall unfavorable exchange rate during this period were the Japanese yen, which drove $9.3 million of this variance, and the euro, which drove $7.1 million of this variance. Net revenues in emerging economies of China, India, Eastern Europe and Latin America grew by 37% between the first nine months of fiscal 2007 and the first nine months of fiscal 2006. This growth was a significant factor in our international sales growth during the first nine months of fiscal 2007.

Net Revenues by Operating Segment

Design Solutions Segment net revenues increased during the current quarter compared to the same period in fiscal 2006 driven by strong growth in new seat sales and in maintenance revenues. This increase was offset, in part, by a 22% decline in revenues from upgrades during the current quarter. Maintenance revenue increased to 26% of Design Solutions Segment revenue during the current quarter compared to 21% in the same period of the prior fiscal year. The increase in net revenues for the Design Solutions Segment during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to both strong sales of new seats and maintenance revenues. These increases were partially offset by an 11% decline in revenues from upgrades during the first nine months of fiscal 2007. Maintenance revenue increased to 24% of Design Solutions Segment revenue during the first nine months of fiscal 2007 compared to 19% in the first nine months of fiscal 2006. Although we have been placing increased focus on vertical industry products and 3D model-based product lines, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, reflected in the net revenues for the Platform Technology Division and Other, represented 38% of consolidated net revenues in the current quarter and 42% of consolidated net revenues in the same period of the prior fiscal year, increasing 8% in absolute dollars between the periods. For the nine months ended October 31, 2006 and 2005, sales of AutoCAD, AutoCAD upgrades and AutoCAD LT represented 41% and 44% of our consolidated net revenues, increasing 12% in absolute dollars between these periods. Net revenues for our 3D model-based design products (Autodesk Inventor products, Autodesk Revit products and Autodesk Civil 3D) increased 36% and 42% during the three and nine months ended October 31, 2006 compared to the same periods in fiscal 2006. Total sales of 3D model-based design products represented 22% of consolidated net revenues during the current quarter and 21% of consolidated net revenues during the first nine months of fiscal 2007. A critical component of our growth strategy is to grow our 2D base while migrating our customers, including customers of AutoCAD and related vertical industry products, to our 3D model-based products, which have higher prices. However, should sales of 2D products decrease without a corresponding increase in sales of our 3D model-based products, our results of operations will be adversely affected.

Net revenues increased for the Media and Entertainment Segment (“M&E”) during both the three and nine months ended October 31, 2006 compared to the same periods in the prior fiscal year primarily due to revenues from our Maya product introduced as a result of our January 2006 acquisition of Alias along with the introduction of new versions of our animation product 3ds Max. In addition, sales of new seats and maintenance revenues of 3ds Max and growth in the sales of our Linux-based Advanced Systems Products contributed to revenue growth in the first nine months of fiscal 2007. These increases were partially offset by declines in Advanced Systems sales on the Silicon Graphics, Inc. (“SGI” or “Silicon Graphics”) platform. Net revenues from Advanced Systems sales increased by $1.4 million during the current quarter and declined by $4.8 million for the first nine months of fiscal 2007 compared to the same periods in the prior fiscal year. The improvement in

Advanced Systems sales during the current quarter compared to the third quarter of fiscal 2006 resulted from the substantial progress we made in the transition of our Advanced Systems product portfolio from SGI platforms to Linux platforms. The transition of our Advanced Systems customers from proprietary SGI platforms to open PC-based platforms may continue to adversely impact Advanced Systems revenue throughout the remainder of fiscal 2007.

Cost of Revenues

(in millions)	Three months Ended October 31, 2006	Increase compared to prior year period		Three months Ended October 31, 2005	Nine months Ended October 31, 2006	Increase (decrease) compared to prior year period		Nine months Ended October 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
Cost of revenues:
License and other	$54.5	$13.6	33%	$40.9	$155.6	$36.2	30%	$119.4
Maintenance	1.8	0.2	13%	1.6	6.4	(4.7)	(42)%	11.1

	$56.3	$13.8	32%	$42.5	$162.0	$31.5	24%	$130.5

As a percentage of net revenues	12%			11%	12%			12%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology, hosting costs, labor costs of fulfilling service contracts and, commencing from the beginning of fiscal 2007, stock-based compensation expense under SFAS 123R. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by SGI and IBM for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased during the current quarter compared to the same period in fiscal 2006 due to an inventory reserve provision of $3.1 million for excess Advanced Systems inventory, higher amortization of purchased technology resulting from recent acquisitions and stock-based compensation expense under SFAS 123R. Cost of license and other revenues increased during the first nine months of fiscal 2006 compared to the same period in fiscal 2006 due to higher amortization of purchased technology resulting from recent acquisitions, stock-based compensation expense under SFAS 123R and a provision made during the third quarter for excess Advanced Systems inventory.

Cost of maintenance revenues includes direct costs of fulfilling our subscription contracts as well as indirect overhead charges. The decrease in cost of maintenance revenues during the nine months ended October 31, 2006 compared to the same period of the prior fiscal year was due primarily to the cessation of amortization for an information technology system supporting our Subscription Program. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of our Subscription Program.

Cost of revenues as a percentage of net revenues was relatively flat during both the three and nine months ended October 31, 2006, as compared to the same periods in the prior fiscal year. Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products and new customer support offerings.

Marketing and Sales

(in millions)	Three months Ended October 31, 2006	Increase compared to prior year period		Three months Ended October 31, 2005	Nine months Ended October 31, 2006	Increase compared to prior year period		Nine months Ended October 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
Marketing and sales	$177.1	$40.2	29%	$136.9	$515.0	$115.5	29%	$399.5
As a percentage of net revenues	39%			36%	38%			36%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

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

The increase of marketing and sales expenses during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was due primarily to $15.4 million of stock-based compensation expense recognized under SFAS 123R, $10.9 million of higher employee-related costs driven by increased marketing and sales headcount, $8.2 million of increased marketing and promotion costs related to product launches, trade shows and branding, and $3.8 million from the one-time ESPP bonus payment. Marketing and sales headcount increased as a result of organic growth as well as the acquisition of Alias.

Marketing and sales expense increased during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year due to $39.3 million increase in employee-related costs primarily driven by increased marketing and sales headcount, $34.1 million of stock-based compensation expense, and $24.5 million of increased marketing and promotion costs related to product launches, trade shows and branding. Marketing and sales headcount increased as a result of organic growth as well as the acquisition of Alias.

Research and Development

(in millions)	Three months Ended October 31, 2006	Increase compared to prior year period		Three months Ended October 31, 2005	Nine months Ended October 31, 2006	Increase compared to prior year period		Nine months Ended October 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
Research and development	$108.9	$34.6	47%	74.3	$306.3	$92.1	43%	214.2
As a percentage of net revenues	24%			19%	23%			19%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

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

The increase in research and development expenses during the third quarter of fiscal 2007 compared to the same period in the prior fiscal year resulted from an increase in employee-related costs of $9.3 million due primarily to research and development headcount increases, $11.1 million of stock-based compensation expense as required by SFAS 123R, $6.9 million increase in consulting services expense and purchased in-process technology from Hanna Strategies and $3.5 million from the one-time ESPP bonus payment. Headcount increased as a result of organic growth and the recent Alias acquisition. During the third quarter of fiscal 2007, we incurred a total of $12.9 million for consulting services and in-process technology purchases from Hanna Strategies for our Design Solutions Segment compared to $6.0 million in the same period of the prior fiscal year.

Research and development expense during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year increased primarily due to an increase in wages and salaries of $37.8 million, the recognition of $25.0 million of stock-based compensation expense under SFAS 123R and a $6.5 million increase in consulting services and in-process technology purchases from Hanna Strategies. During the first nine months of fiscal 2007, we incurred a total of approximately $25.1 million for consulting services and in-process technology purchases from Hanna Strategies for our Design Solutions Segment compared to $18.6 million for the same period in the prior fiscal year.

The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology has not yet reached technological feasibility and has no alternative future use as a stand alone product. During the first quarter of fiscal 2007 we also acquired a 28% ownership interest in Hanna Strategies for cash consideration of $12.5 million. This ownership interest acquisition included an option to purchase the remaining 72% of Hanna Strategies. See Note 20, “Related Parties,” in the Notes to Condensed Consolidated Financial Statements for further discussion of this investment.

General and Administrative

(in millions)	Three months Ended October 31, 2006	Increase compared to prior year period		Three months Ended October 31, 2005	Nine months Ended October 31, 2006	Increase compared to prior year period		Nine months Ended October 31, 2005
		$	%			$	%
				As Restated (1)				As Restated (1)
General and administrative	$45.9	$13.3	41%	$32.6	$129.1	$36.1	39%	$93.0
As a percentage of net revenues	10%			9%	10%			8%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel as well as amortization expense of customer relationships and trademarks acquired from Alias and Constructware, professional fees from legal and accounting services and overhead costs. General and administrative expense from the beginning of fiscal 2007 also includes stock-based compensation expense for stock awards granted to general and administrative employees.

General and administrative expense increased from the third quarter of fiscal 2006 compared to the current quarter primarily due to $5.9 million from stock-based compensation expense recognized under SFAS 123R and an increase of $4.3 million in employee-related costs, primarily from an increase in general and administrative headcount from internal growth and the recent Alias acquisition. In addition, we incurred $3.6 million in outside legal, accounting and other professional fees related to the review of our stock option grant practices, as initiated by our Audit Committee, and $1.0 million from the one-time ESPP bonus payment.

The increase in general and administrative expenses from the first nine months of fiscal 2006 compared to the first nine months of fiscal 2007 was primarily due to an increase of $13.4 million in employee-related costs, primarily from an increase in general and administrative headcount from internal growth and the recent Alias acquisition, the recording of $12.8 million of stock-based compensation expense and $5.0 million of litigation expense related to a patent infringement lawsuit. The increase was also due to the $3.6 million in outside legal, accounting and other professional fees related to the review of our stock option grant practices, as initiated by our Audit Committee, and by the $1.0 million one-time ESPP bonus payment.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Interest and investment income, net	$5.8	$3.1	$12.7	$9.1
Interest expense	(0.7)	—	(0.7)	—
Loss from unconsolidated subsidiary	(1.3)	—	(2.6)	—
Recovery of funds from an acquisition escrow account	2.1	—	2.1	—
Gain (loss) on foreign currency transactions	0.1	0.1	0.2	(0.7)
Other income	—	—	0.6	0.6

	$6.0	$3.2	$12.3	$9.0

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during the three and nine months ended October 31, 2006 compared to the same periods in the prior fiscal year reflects proportionately higher interest rate yields and cash balances during the current fiscal year. During the third quarter we also received a $2.1 million recovery of funds from an escrow account established for a prior acquisition. In addition, our 28% ownership interest in Hanna Strategies is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the loss from unconsolidated subsidiary represents our 28% ownership interest in Hanna’s results of operations.

Provision for Income Taxes

Our effective tax rate was 22% during the three months ended October 31, 2006, compared to 3% during the three months ended October 31, 2005. The effective tax rate increase during the three months ended October 31, 2006 was due to income tax benefits of $17.6 million in the same period in the prior fiscal year. Of this amount, $10.6 million related to foreign withholding taxes previously accrued which are no longer due, as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“DRD Legislation”). This lower tax rate was not effective for years beyond fiscal 2006. The remaining $7.0 million related to the lapse of the statute of limitations with respect to certain Federal and foreign tax years. During the three months ended October 31, 2006, we recognized income tax benefit of $2.1 million relating to the lapse of the statute of limitations with respect to certain Federal and foreign tax years.

Our effective tax rate was 20% during the nine months ended October 31, 2006, compared to 13% during the nine months ended October 31, 2005. The effective tax rate increase during the nine months ended October 31, 2006 was due to income tax benefits of $20.7 million in the same nine month period in the prior fiscal year. The majority of this amount, $12.5 million, related to foreign withholding taxes previously accrued which are no longer due, as part of the repatriation of foreign earnings under the DRD Legislation. The remaining $8.2 million related to the lapse of the statute of limitations with respect to certain Federal and foreign tax years as well as the resolution and closure of our Franchise Tax Board audit for fiscal 2000. During the nine months ended October 31, 2006, Autodesk recognized an income tax benefit of $11.7 million related to the lapse of the statute of limitations with respect to certain Federal and foreign tax years and the release of tax reserves with respect to the fiscal 2003 tax.

The effective tax rate for the three and nine months ended October 31, 2006 is less than the Federal statutory rate of 35% due to the lower-taxed foreign income, the extraterritorial income exclusion, state research credits, and tax benefits associated with the closure or lapse of statute of limitations with respect to certain tax years.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN 48, companies are required to recognize the benefit from a tax position only if it is more-likely-than-not that the tax position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarified how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on our assessment, we recorded an increase to opening retained earnings during the first quarter of fiscal 2008 for tax benefits not previously recognized of approximately $26 million as a result of adopting FIN 48.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings which are taxed at rates different from the Federal statutory rate, the extraterritorial income exclusion, research credits, SFAS 123R, FIN 48, closure of statute of limitations or settlement of tax audits, and changes in the tax law.

At October 31, 2006, we had net deferred tax assets of $150.3 million. Realization of these assets is dependent on our ability to generate approximately $516 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Business Combination

We acquire new technology or supplement our technology by purchasing businesses focused in specific markets or industries. During the nine months ended October 31, 2006 we acquired the following business:

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

At October 31, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $597.3 million and net accounts receivable of $256.0 million. In addition, we have available a U.S. line of credit facility which was established during fiscal 2006. This line of credit permits unsecured short-term borrowings of up to $100 million, which is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Because the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934 during the second half of fiscal 2007, the company was in violation of its financial reporting covenant. Autodesk received a waiver from the borrowing institution for the period that it was not in compliance with the covenant. Autodesk pays a quarterly commitment fee, ranging between $25,000 and $62,500, to maintain this facility. While the Company draws on this facility from time to time, there were no borrowings outstanding under this agreement at October 31, 2006.

Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $28.6 million of our marketable securities at October 31, 2006 are held in a rabbi trust under non-qualified deferred compensation plans. See Note 7, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to reduce our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three months ended October 31, 2006 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At October 31, 2006, 16.3 million shares remained available for repurchase under the existing repurchase authorization. Due to the Company not being current with its reporting obligations under the Securities and Exchange Act of 1934, there were no repurchases of Autodesk common stock during the three months ended October 31, 2006. See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

Other than operating leases and a line of credit agreement, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of October 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In March 2005, the Board of Directors modified the delegated authority of the CEO to grant option grants to require that broad-based employee option grants be made on a fixed date each month, thereby remediating an internal control deficiency related to monthly option grant processes. Following this modification, no additional instances of retroactive date selection occurred. In coming to the conclusion, disclosed in this Item 4, that our disclosure controls and procedures were effective as of October 31, 2006, management considered, among other things, the impact of the restatement to the financial statements and the effectiveness of the internal controls in this area as of October 31, 2006. Management has concluded that previous control deficiencies resulting in the restatement of previously issued financial statements did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of January 31, 2006 and did not constitute a material weakness in disclosure controls and procedures as of October 31, 2006.

In addition to the significant improvements implemented in March 2005 discussed above, the Company discontinued “committee of one” grants in September 2006. Further, the Board of Directors modified the delegated authority to grant stock options under the Company’s 2006 Stock Option Plan to provide that only the Compensation Committee or the Board of Directors may grant stock options under the Plan. In addition to other changes, in the first quarter of fiscal 2007 the Company implemented a series of remedial measures including personnel and process changes, restructuring of the human resources functions supporting stock compensation, implementing cross functional controls involving finance, human resources, treasury and legal, as well as related process improvements recommended by the Audit Committee and approved by the Board designed to improve the Company’s controls with respect to stock-based compensation. Finally, no Company employees or officers who may have made discretionary determinations that resulted in measurement date errors in the past has any continuing role relating to the distribution, administration or accounting for stock based compensation.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 11% of consolidated net revenues for fiscal 2006, for the three months ended October 31, 2006 and for the nine months ended October 31, 2006. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities or issuer purchases of equity securities during the three months ended October 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	Text of amendment to certain stock option agreements (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2006)

Exhibit 10.2	Text of amendment to the Registrant’s 1998 Employee Qualified Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2006)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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