Form 10-K
period 2007-01-31
AUTODESK INC
filed 2007-06-04
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-14338

AUTODESK, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2819853
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

111 McInnis Parkway, San Rafael, California	94903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 507-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

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

Yes ☐    No ☒

As of July 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 191.1 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ National Market (now known as the NASDAQ Global Select Market) on July 31, 2006) was approximately $6.5 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 4, 2007, registrant had outstanding approximately 231.2 million shares of common stock.

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

EXPLANATORY NOTE

In this Form 10-K, Autodesk, Inc. (“Autodesk”) is restating its consolidated balance sheet as of January 31, 2006, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2006 and 2005, and each of the quarters in fiscal 2006 as a result of a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. This restatement is more fully described in “Restatement of Consolidated Financial Statements,” in Note 2 of the Notes to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the four consecutive fiscal years in the period ended January 31, 2006, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and 2005.

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

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenues	Stock-based Compensation Expense	Tax Effect(1)	Total Adjustments, Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992 – 2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements. In addition, we have restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended January 31, 2006 and January 31, 2005.

PART I

ITEM 1.	BUSINESS

GENERAL

Autodesk is one of the world’s leading design software and services companies. We offer solutions to customers in the architectural, engineering, construction, manufacturing, infrastructure and digital media markets. Our state of the art 2D and 3D software products enable our customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities give our customers the flexibility to optimize and improve their designs before they actually begin to build anything, helping save time and money, improve quality and foster innovation. Our horizontal design solutions, AutoCAD and AutoCAD LT, are two of the most widely used general design software tools in the world. In addition, we offer a range of discipline-specific design and documentation tools including our AutoCAD-based solutions and our 3D design solutions.

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment. Our product and software architectures allow for extensibility and integration and most of our solutions are PC-based.

We have created a large global community of resellers, third-party developers and customers, which provides us with a broad reach into volume markets. Our reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost-efficient training services. We have a significant number of registered third-party developers who create products that run on top of our products, and thereby further extend our reach into volume markets. Our installed base of millions of users has made Autodesk’s products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing workforce, reducing the cost of training for our customers.

Our strategy is to deliver advanced solutions to create and leverage digital design data, in order to improve our customers’ productivity throughout the design, build, manufacture and management of the customers’ projects. To execute against this strategy we are focused on delivering strong products annually, migrating our customers to more advanced technologies, expanding our desktop offerings in adjacent markets and to adjacent users, as well as growing our business in emerging economies such as China, India, Eastern Europe and Latin America. We attempt to release new product versions on a regular basis and synchronize our major product retirements with those releases. Our most recent major product releases occurred in March 2007.

We are organized into two reportable operating segments: the Design Solutions Segment, which accounted for 87% of net revenue in fiscal 2007, and the Media and Entertainment Segment, which accounted for 13% of net revenue in fiscal 2007. A summary of our condensed net revenues and results of operations for our business segments is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers who design, build, manage and own building projects; who design, manufacture and manage manufactured goods; and who design, build, manage and own infrastructure projects for both public and private users. The principal products sold by the Design Solutions Segment include AutoCAD and AutoCAD LT (2D design products), which accounted for 40% of our net revenues in fiscal 2007, and our discipline-specific AutoCAD-based products and 3D model-based design and documentation products (Autodesk Inventor Family of Products, Autodesk Revit Family of Products and Autodesk Civil 3D), which accounted for 22% of our net revenues in fiscal 2007. In addition to software products, the Design Solutions Segment offers a range of services including consulting, support and training.

During fiscal 2007, the Design Solutions Segment consisted of a general design platform division and industry-specific business divisions. These were:

•	Platform Technology Division and Other, which includes revenue from Autodesk Collaboration Services and Autodesk Consulting

•	Manufacturing Solutions Division

•	Building Solutions Division

•	Infrastructure Solutions Division

Beginning in fiscal 2008, we reorganized our Design Solutions Segment business divisions to be better aligned with our customers. The newly formed divisions are:

•	Platform Solutions and Emerging Business Division and Other, which includes AutoCAD, AutoCAD LT, Geospatial and other emerging businesses

•

Architecture, Engineering and Construction Division, which includes the old Building Solutions Division, our civil design solutions, as well as our collaborative project management tools Buzzsaw and Constructware, and

•	Manufacturing Solutions Division, which was not impacted by the reorganization.

Because the reorganization was not effective until the beginning of fiscal 2008, we will present divisional information in this Form 10-K as it was organized during fiscal 2007.

The Media and Entertainment Segment derives revenues from the sale of products to post-production facilities, broadcasters and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, web design and interactive web streaming. The Media and Entertainment Segment is comprised of two business lines: Animation, including visualization, and Advanced Systems. Our animation products provide advanced tools for 3D modeling, animation, rendering solutions, and design visualization and visual effects production. Our Advanced Systems products provide color grading, editing, finishing and visual effects, compositing, media mastering and encoding technology, and increase the productivity of creative professionals. Key markets served by the Media and Entertainment Segment include PC animation, advertising, film, television and console game development, and design visualization.

Corporate Information

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903 and the telephone number at that address is (415) 507-5000. Our internet address is www.autodesk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.autodesk.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

PRODUCTS

Design Solutions Segment

The Design Solutions Segment accounted for 87% of overall net revenues in fiscal 2007. The principal product offerings from the different divisions of the Design Solutions Segment are described below:

Platform Technology Division and Other

The Platform Technology Division and Other accounted for 51% of the Design Solutions Segment revenues and 44% of overall net revenues in fiscal 2007. The division’s revenue includes revenue from sales of AutoCAD and AutoCAD LT as well as from Autodesk Collaboration Services and Autodesk Consulting. The division’s principal product offerings include:

AutoCAD

AutoCAD software, which accounted for more revenue than any other product, is a customizable and extendable computer aided design (CAD) application for 2D drafting, detailing, functional design documentation and basic 3D model-based design. AutoCAD provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction to manufacturing to process plant design and mapping. Architects, engineers, drafters and design related professionals use AutoCAD to create, manage and share critical design data.

AutoCAD LT

AutoCAD LT software is used for 2D drafting and detailing by design professionals who require full DWG file format compatibility and document sharing capability without the need for software customization or 3D functionality. Users can securely share all design data with team members who use AutoCAD or Autodesk products built on AutoCAD. AutoCAD LT is our second largest revenue-generating product.

Autodesk Buzzsaw

Autodesk Buzzsaw, offered by Autodesk Collaboration Solutions, is an on-demand collaboration service that allows users to store, manage and share project information from any Internet connection. The Autodesk Buzzsaw online work environment integrates a secure project hosting service with CAD-related software, tools and services to enable increased project visibility, project reporting, project management, and integrated design review and markup. Autodesk Buzzsaw helps users simplify and centralize all project-related documents and information and benefit from the ability to connect with their project team anytime, regardless of organizational or geographical boundaries. The primary markets targeted are the homebuilding, retail hospitality, infrastructure, engineering and construction industries.

Manufacturing Solutions Division

The Manufacturing Solutions Division accounted for 21% of the Design Solutions Segment revenues in fiscal 2007. The division provides the mainstream manufacturing industry with comprehensive design and data management solutions enabling our manufacturing customers to rapidly adopt 3D model-based design, create designs in a simple 2D/3D environment, and manage design data. The division’s principal product offerings include:

Autodesk Inventor Family of Products

Autodesk Inventor Series and Autodesk Inventor Professional products account for a majority of the Manufacturing Solution Division’s revenues. The Autodesk Inventor Family of Products delivers Autodesk Mechanical Desktop, based on AutoCAD software, and Autodesk Inventor software in one solution. Autodesk Inventor software is a 3D mechanical design creation tool that provides users a 3D assembly-centric solid modeling system and 2D drawing production system together with adaptive design functionality. Users benefit from on-demand large assembly segment loading, adaptive design, layout and assembly functionality for solving function before form, built-in collaboration and design management tools and AutoCAD file compatibility. Customers who purchase Autodesk Inventor Professional products have access to a comprehensive, integrated design solution that combines Autodesk Inventor software for 2D and 3D design and documentation, AutoCAD Mechanical for 2D drawing and detailing and Autodesk Vault for data management.

AutoCAD Mechanical

AutoCAD Mechanical software offers purpose-built 2D mechanical design and engineering tools that are seamlessly compatible with all AutoCAD-based applications. AutoCAD Mechanical accelerates the design process by providing standards-based libraries of parts and tools for automating design tasks.

Building Solutions Division

The Building Solutions Division accounted for 15% of the Design Solutions Segment revenues in fiscal 2007. Supporting information and management needs throughout the building lifecycle, Autodesk building industry solutions enable customers to eliminate inefficiencies in building design, construction and management. The division’s solutions range from the most advanced technology for building information modeling (“BIM”) —a new paradigm for building design, documentation and construction—to the most widely adopted discipline-specific drawing solutions. BIM also enables users to create sustainable or “green” building designs through analysis of materials, quantities, energy use, and lighting in a virtual BIM. The division’s principal product offerings include:

Autodesk Architectural Desktop

Designed for architects and built on the AutoCAD platform, Autodesk Architectural Desktop software supports existing 2D design practices while enabling users to gradually introduce increasingly powerful industry-specific features to save time and improve coordination. It offers flexibility in implementation, the efficiency of real-world building objects and AutoCAD-based design and documentation productivity for architects.

Autodesk Revit Family of Products

Purpose-built for BIM, the Autodesk Revit Family of Products collects information about the building project and coordinates this information across all other representations of the project so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent and complete information from the same underlying building database. The Autodesk Revit Family of Products provides architects, design-build teams and other building industry professionals a state-of-the-art architectural model-based design and documentation system that works the way they think.

Infrastructure Solutions Division

The Infrastructure Solutions Division accounted for 13% of the Design Solutions Segment revenues in fiscal 2007. The division’s family of Civil Engineering and Geospatial Solutions and services enable utilities, governments and civil engineering firms to design, build and manage their critical infrastructure assets more effectively. Autodesk Infrastructure Solutions help customers to streamline processes, ensure service continuity, enhance security, create accountability, and decrease risk by enabling extended teams to use the most up-to-date, accurate spatial information efficiently across the entire organization. The division’s principal product offerings include:

Autodesk Civil 3D

Autodesk Civil 3D model-based design and drafting software provides civil engineers, designers, surveyors and drafters with one comprehensive product for the design, drafting, and management of a wide range of civil engineering project types, including site development, subdivision design, local road rehabilitation, and highway design. Civil 3D software’s dynamic engineering model intelligently links design and production drafting, greatly reducing the time it takes to implement design changes and enabling customers to evaluate multiple “what-if” scenarios with speed and flexibility.

Autodesk Land Desktop

Autodesk Land Desktop, based on AutoCAD software, provides powerful productivity and drafting tools for civil engineers, designers, surveyors and draftors to create parcel and land plans from large data sets.

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

Media and Entertainment Segment

The Media and Entertainment Segment accounted for 13% of overall net revenues in fiscal 2007. Principal product offerings in the Media and Entertainment Segment’s Animation and Advanced Systems business lines include:

Animation

Autodesk Maya

Autodesk Maya software provides 3D modeling, animation, effects and rendering solutions that enable film and video artists, game developers and design visualization professionals to create engaging, lifelike digital images, realistic animations and extraordinary visual effects.

Autodesk 3ds Max

Autodesk 3ds Max software provides 3D modeling, animation and rendering solutions that enable game developers, design visualization professionals and visual effects artists to create realistic digital images and animations and to communicate abstract or complex mechanical, architectural, engineering and construction concepts.

Advanced Systems

Autodesk Flame, Autodesk Inferno and Autodesk Flint

Autodesk Flame, Autodesk Inferno and Autodesk Flint systems are our scalable line of interactive real-time visual effects and graphics design solutions. They offer scalable performance to service a wide range of client workflows from interactive broadcast design to real-time high resolution film work. They offer the ability to interactively create, composite and edit highly challenging sequences that merge live action with computer-generated imagery using 3D graphics and mixed resolutions. Post-production facilities and broadcasters integrate these turnkey systems within their production cues as either dedicated suites or as networked production environments.

Autodesk Smoke and Autodesk Fire

Autodesk Smoke and Autodesk Fire systems are our scalable line of interactive real-time non-linear editing and finishing systems that enable editors to edit, conform and finish television commercials, broadcast programming, film trailers and feature films as well as other high value media content.

Autodesk Subscription Program and Autodesk Upgrade Program

In addition to sales of new software licenses, we offer our customers two ways to migrate to the most recent version of our products: the Autodesk Subscription Program and the Autodesk Upgrade Program. These programs are available for a majority of our products.

Autodesk Subscription Program (Maintenance Services)

Under the Autodesk Subscription Program, customers who own a perpetual use license for the most recent version of the underlying product are able to purchase a subscription that provides them with unspecified upgrades when-and-if-available, download e-Learning courses and obtain optional on-line support over a one year or multi-year subscription period. Revenues from our Subscription Program are reported separately on our Consolidated Statements of Income and are referred to throughout this document as maintenance revenue.

Autodesk Upgrade Program

The Autodesk Upgrade Program allows customers to purchase upgrades, but only to the extent that they are still on a supported version of the product. Typically, the cost to upgrade is based on a multiple of the number of versions the customer is upgrading. An existing customer also has the option to upgrade to a different, more recent discipline-specific or 3D product, which generally has a higher price, for a premium fee; we refer to this as a crossgrade. The cost of a crossgrade is substantially less than the cost of purchasing a new seat and is available to subscription customers as well. Revenues from our upgrade and crossgrade programs are reported on our Consolidated Statements of Income in License and other.

PRODUCT DEVELOPMENT AND INTRODUCTION

We continue to enhance our product offerings and develop new products to meet changing customer demands. Research and development expenditures were $406.3 million or 22% of fiscal 2007 net revenues, $303.2 million or 20% of fiscal 2006 net revenues and $241.5 million or 19% of fiscal 2005 net revenues. Our software is primarily developed internally; however, we do contract services from software development firms, consultants and independent contractors to supplement our development efforts. Additionally, we acquire products or technology developed by others by purchasing some or all of the assets or stock of the entity that owns rights to the technology.

For example, in April 2006, we acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S. and China. Hanna Strategies has been one of our software developers since fiscal 2003. Our relationship with Hanna Strategies is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings, among other things. As of January 31, 2007, Hanna Strategies employed approximately 1,100 software developers primarily in China. Expenditures attributable to development work contracted from Hanna Strategies represented 8%, 9% and 6% of our total research and development expenses for fiscal years 2007, 2006 and 2005, respectively.

The majority of our basic research and product development is performed in the U.S. and Canada, and to a growing extent in China. Our China Application Development Center develops products for the worldwide market as well as products to specifically address the Chinese market. Translation and localization of foreign-market versions, as well as some product development, is performed by development teams or contractors in other local markets, particularly in our Singapore and Switzerland offices. We generally translate and localize our products into French, Italian, German, Spanish, Japanese and various Chinese dialects. We plan to increase our product development operations internationally over the next several years. We believe that our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. However, international development, whether conducted by us or independent developers on our behalf, involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas such as emerging economies where software piracy is a substantial problem.

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

Independent firms and contractors perform some of our product development activities. Because talented development personnel are in high demand, these independent firms and contractors may not be able to provide development support to us in the future. In addition, we license some technology from third parties. Use of this licensed technology may be restricted in ways that negatively affect our business in the future. We may not be able to obtain and renew existing license agreements on favorable terms, if at all, and any failure to do so would likely harm our business.

In addition, our business strategy has historically depended in part on our relationships with a network of third-party developers who develop their own products that expand the functionality of our software. Some third-party developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. These disruptions could negatively impact these third-party developers and, in turn, end users, which could harm our business.

MARKETING AND SALES

We sell our products and services in over 160 countries primarily through an indirect channel consisting of distributors and resellers. To a lesser extent we also sell directly to customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure where distributors sell to resellers and a one-tiered structure where Autodesk sells directly to resellers. We have a network of approximately 1,700 resellers and distributors worldwide. In addition, over 2,900 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers. For fiscal 2007, approximately 85% of our revenues were derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenues will continue to be derived from indirect channel sales in the future. One distributor, Tech Data Corporation and its affiliates, accounted for 12%, 11% and 12% of our net revenues for fiscal 2007, 2006 and 2005, respectively.

Our customer-related operations are divided into three geographic regions, the Americas, Europe/Middle East/Africa (EMEA) and Asia/Pacific, and are supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices.

We also work directly with reseller and distributor sales organizations, computer manufacturers, other software developers and peripheral manufacturers in cooperative advertising, promotions and trade-show presentations. We employ mass-marketing techniques such as web casts, seminars, telemarketing, direct mailings and advertising in business and trade journals. We have a worldwide user group organization and we have created on-line user communities dedicated to the exchange of information related to the use of our products.

Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. Computer software resellers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to selling to them, if their financial condition were to deteriorate they might not be able to make repeat purchases. The loss of, or a significant reduction in, business with any one of our major international distributors or large resellers could harm our business. Our reliance on distributors and resellers subjects us to other risks; see Item 1A, “Risk Factors,” for further discussion.

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise a significant portion of our net revenues. Economic weakness in any of the countries where we generate a significant portion of our net revenues could have an adverse effect on our business in those countries. A summary of our financial information by geographic location is found in Note 13, “Segments” in the Notes to Consolidated Financial Statements.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a leveraged support model, augmented by programs designed to address certain specific needs directly. End users rely primarily on their resellers and distributors for technical support; however, we do provide certain direct support for our high-end Media and Entertainment Segment hardware systems. We support the resellers and distributors through technical product training, sales training classes, the Internet and direct telephone support. We also provide optional online support directly to end users through our Subscription Program and support content is also available on the Product Support portion of our Internet site. There are also a number of user group forums in which customers are able to share information.

EDUCATIONAL PROGRAMS

We offer education programs and specially priced software purchasing options tailored for educational institutions, students, and faculty to train the next generation of users. We also offer classroom support, including standardized curricula developed by educators, instructor development, and a rich assortment of online learning resources. Users trained on Autodesk products are broadly available both from universities and the existing workforce, reducing the cost of training for our customers.

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

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our aggregate backlog is primarily comprised of deferred revenue. Deferred revenue consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw services, consulting services and deferred license sales. Backlog also includes current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog was $395.8 million at January 31, 2007, of which $378.8 million was deferred revenue and $17.0 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Aggregate backlog was $283.5 million at January 31, 2006, of which $266.5 million was deferred revenue and $17.0 million related to current software license product orders which had not yet shipped. Deferred revenue increased over the prior year primarily due to an increase in deferred maintenance revenue resulting from the success of our Subscription Program, and we expect the increase in deferred maintenance revenue to continue to increase in the future. We do not believe that aggregate backlog as of any particular date is necessarily indicative of future results.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. In addition, in each of our markets, we compete with numerous regional and specialized software and services companies.

Our Design Solutions Segment competes with vendors that specialize primarily in one of the three industry segments in which we compete. Our competitors range from large, global, publicly traded software companies to small, geographically focused firms. Our primary global competitors in this segment include Adobe Systems Inc., Dassault Systemes and its subsidiary SolidWorks Corporation, Google Inc., Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, Nemetschek AG, Parametric Technology Corporation, and UGS PLM Software, a global division of the Siemens AG, and Bentley Systems, Inc.

Our Media and Entertainment Segment competes with a wide range of different companies from large publicly-traded corporations to small private entities. Large organizations that produce products that compete in some or all of our markets include Avid Technology, Adobe Systems Inc., Apple Computer Inc., SONY and Thomson. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger corporations. As a result, some of our competitors also own subsidiaries that are our clients or our partners in developing or bringing to market some of our solutions.

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

PRODUCTION AND SUPPLIERS

Production of our Design Solutions Segment and certain Media and Entertainment Segment software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include CD-ROMs which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Production is either performed in leased facilities operated by us or by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

In addition, the Advanced Systems business line has historically relied on third-party vendors for the supply of hardware components used in its systems. In the past, many of the Advanced Systems software products ran on workstations manufactured by Silicon Graphics, Inc. (“SGI”). During fiscal 2007, the majority of our Advanced Systems product revenues migrated to standard, open, PC-based Linux platforms and away from the SGI platform. We still generate some revenues from SGI hardware platforms and there is a risk that we may not be able to migrate all customer orders to Linux based systems. See Item 1A, “Risk Factors,” for further discussion of this risk.

EMPLOYEES

As of January 31, 2007, we employed 5,169 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks that possible government instability or regulation unfavorable to foreign-owned businesses could negatively impact our business in the future.

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

BUSINESS COMBINATIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date of closing	Company	Details
March 2006	Emerging Solutions, Inc. (“Constructware”)	The Constructware acquisition provided on-demand communication and collaboration solutions and enabled Autodesk to rapidly expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities. The acquisition has been integrated and the goodwill acquired was assigned to the Platform Technology Division of the Design Solutions Segment.

January 2006	Alias Systems Holdings, Inc. (“Alias”)	The acquisition of Alias provided our customers with enhanced technology and industry talent for their design, animation, data management and visualization needs in the animation, film, and game development markets and in the automotive and consumer products conceptual design markets. The acquisition has been integrated and the goodwill acquired was assigned to the Media and Entertainment Segment and the Manufacturing Solutions Division of our Design Solutions Segment.

December 2005	Applied Spatial Technologies (“AST”)	The assets acquired from AST served as our entry into the facilities management space market, which enabled our customers to create, manage and share building data throughout the entire building life cycle. The goodwill acquired was assigned to the Building Solutions Division of our Design Solutions Segment.

October 2005	Engineering Intent Corporation (“Engineering Intent”)	The assets acquired from Engineering Intent provided sales and engineering automation technology designed to help customers ‘engineer-to-order’ during their sales cycle, thereby reducing costs and allowing for efficient development of customized solutions. The goodwill acquired was assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

August 2005	Solid Dynamics, SA (“Solid Dynamics”)	The acquisition of Solid Dynamics provided kinematics and dynamics physics technology which designers use to simulate the motion of mechanical assemblies without the expense of building physical prototypes, thereby reducing costs and time-to-market. The goodwill acquired was assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

June 2005	c-plan AG (“c-plan”)	The acquisition of c-plan expanded our geospatial technology product portfolio and strengthened our market position throughout central Europe. The goodwill acquired was assigned to the Infrastructure Solutions Division of our Design Solutions Segment.

Date of closing	Company	Details
June 2005	Colorfront Ltd. (“Colorfront”)	The assets acquired from Colorfront provided us with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform organization. The goodwill acquired was assigned to the Media and Entertainment Segment.

March 2005	Compass Systems GmbH (“Compass”)	The assets acquired from Compass allowed us to more quickly expand our data management solution and deliver on our plans to provide a comprehensive data management solution for small and medium-size manufacturers. The goodwill acquired was assigned to the Manufacturing Solutions Division of our Design Solutions Segment.

June 2004	DESC, Inc. (“DESC”)	The assets acquired from DESC provided Autodesk initial entry into the disaster response market with purpose-built applications developed around Autodesk MapGuide. The goodwill acquired was assigned to the Infrastructure Solutions Division of the Design Solutions Segment.

May 2004	Unreal Pictures	The acquisition of Unreal Pictures gave Autodesk complete access to a comprehensive character design software solution and a proven software development team. Autodesk integrated the Unreal Pictures technology (known as Character Studio) into our 3ds Max product in October 2004. The acquisition has been integrated into the Media and Entertainment Segment. The goodwill acquired was assigned to the Media and Entertainment Segment.

April 2004	MechSoft.com, Inc. (“MechSoft”)	The assets acquired from MechSoft complemented Autodesk’s solutions with tools that enable users to embed engineering calculations into their designs based on how parts function. Autodesk integrated key components of MechSoft’s technology into Autodesk Inventor Family of Products. The goodwill acquired was assigned to the Manufacturing Solutions Division of the Design Solutions Segment.

For additional information on certain of the acquired businesses described above, see Note 15, “Business Combinations” in the Notes to Consolidated Financial Statements.

16	\

ITEM 1A.	RISK FACTORS

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

As a result of our voluntary review of stock option practices and related restatements, the SEC has initiated an informal investigation. This investigation may not be resolved favorably and has required and may continue to require a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations, and cash flows.

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

At least three lawsuits have been filed against us and our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings. These actions are in the preliminary stages, and the ultimate outcomes could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. We may become the subject of additional private or government actions regarding these matters in the future, including shareholder or employee litigation. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

If we do not maintain compliance with the listing requirements of the NASDAQ Global Select Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the voluntary review and the restatement of our financial statements, we were delinquent in filing certain of our periodic filings with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Select Market’s Marketplace Rules. As a result, we underwent an extensive review and hearing process with the NASDAQ Global Select Market to determine our listing status. The NASDAQ Global Select Market ultimately permitted our securities to remain listed; however, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets would materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of Federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the NASDAQ Global Select Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of January 31, 2007, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 12% of fiscal 2007 net revenues and 11% of fiscal 2006 net revenues. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2007 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease 1,625,000 square feet of office space in 97 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 304,000 square feet under leases that have expiration dates ranging from October 2007 to February 2012. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition and are operating at capacities averaging 79% occupancy worldwide. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments.

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

On September 22, 2004, z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471 (“471 patent”), entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825 (“825 patent”), entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleged that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, z4 sought compensatory damages amounting to a 1.5% royalty, injunctive relief and fees and costs. On April 19, 2006, a jury returned a verdict finding that certain Autodesk products infringed both patents, awarding z4 $18 million in damages. In light of the jury’s verdict, we accrued the full amount of this verdict, which represented our best estimate of the probable loss, of which $16.8 million was expensed during the first quarter of fiscal 2007. The court entered judgment against Autodesk on August 18, 2006, awarding z4 $18 million in damages, pre-judgment interest and attorneys’ fees. Autodesk filed our notice of appeal of the judgment on September 8, 2006. On December 20, 2006, Autodesk and z4 entered into a settlement agreement which resolved all of the issues between the parties. The final resolution of the z4 litigation did not have a material effect on Autodesk’s financial position, results of operations or cash flows. Following the guidance set forth in Statement on Auditing Standards No. 1 “Codification of Auditing Standards and Procedures” AU Section 560 “Subsequent Events,” we reversed $13.0 million of previously accrued reserves during the second quarter of fiscal 2007.

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer-based cable plant records system. On December 12, 2005, SpatialInfo added AAPL as a defendant to its lawsuit against Telstra. Autodesk is currently investigating the allegations and intends to vigorously defend the case. Although this case is in the early stages and Autodesk cannot determine the final financial impact of this matter, based on the facts known at this time, we believe the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect our future results of operations, cash flows or financial position in a particular period.

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

In connection with our anti-piracy program, designed to enforce copyright protection of our software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time we undertake litigation against alleged copyright infringers or provide information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have led to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin America. On March 1, 2002, Consultores en Computación y Contabilidad, S.C., a Mexican hardware/software reseller and its principals (collectively, “CCC”) filed a lawsuit in the Mexico Court in the First Civil Court of the Federal District against Autodesk, Adobe Systems, Microsoft and Symantec (all members of the BSA and collectively the “Defendants”). Ultimately, a court of appeals held that the Defendants were liable to CCC for “moral” damages, and the court remanded the case to the First Civil Court for a determination of the amount. On December 13, 2005, the First Civil Court awarded CCC $90 million in damages. Both the Defendants and the plaintiffs appealed the verdict. In September 2006, the parties entered into a settlement agreement which did not have a material effect on Autodesk’s financial position, results of operations or cash flows.

During the fourth quarter of fiscal 2007, three shareholder derivative lawsuits were filed against us and our current directors and officers (as well as certain of our former directors and officers) relating to our historical stock option practices and related accounting. On November 20, 2006, Autodesk and current members of our Board were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Giles v. Bartz, et al.”, Case No. C06-8175. On December 29, 2006, Autodesk, current members of our Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Campion v. Sutton, et al.”, Case No. C06-07967. This lawsuit was consolidated into the previously mentioned Giles case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, Autodesk, current members of our Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a shareholder derivative action, entitled “Koerner v. Bartz, et al.”, Case No. CV-070112. These actions are in the preliminary stages and we cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and have a material effect on our future results of operations, cash flows or financial position in a particular period.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of The Registrant

The following sets forth certain information as of May 31, 2007 regarding our executive officers.

Name	Age	Position
Carl Bass	50	Chief Executive Officer and President
Carol A. Bartz	59	Executive Chairman of the Board
George M. Bado	53	Executive Vice President, Worldwide Sales and Services
Jan Becker	54	Senior Vice President, Human Resources and Corporate Real Estate
Alfred J. Castino	55	Senior Vice President and Chief Financial Officer
Jay Bhatt	39	Senior Vice President of Autodesk AEC
Chris Bradshaw	45	Senior Vice President, Worldwide Marketing
Moonhie Chin	49	Senior Vice President Strategic Planning and Operations
Pascal W. Di Fronzo	43	Senior Vice President, General Counsel and Secretary
Amar Hanspal	44	Senior Vice President, Platform Solutions and Emerging Business
Robert Kross	53	Senior Vice President of the Manufacturing Solutions Division
Marc Petit	43	Senior Vice President, Media and Entertainment

Carl Bass joined Autodesk in September 1993 and serves as Chief Executive Officer and President. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk.

Carol A. Bartz joined Autodesk in April 1992 and serves as Executive Chairman of the Board. Ms. Bartz’ present duties include enhancing relationships with Autodesk’s key customers, partners, governments and investors along with focusing on activities designed to improve the business climate for Autodesk. From April 1992 to April 2006, Ms. Bartz served as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is also a director of Cisco Systems, Inc. and Network Appliance, Inc. Prior to joining Autodesk, Ms. Bartz held various positions at Sun Microsystems, Inc., including Vice President, Worldwide Field Operations from July 1990 through April 1992.

George M. Bado joined Autodesk in October 2002 and serves as Executive Vice President, Worldwide Sales and Services. From October 2002 to October 2004, Mr. Bado served as Vice President, DSG Worldwide Sales. Prior to joining Autodesk, Mr. Bado served as a consultant to the Board of Directors of ChipData, Inc., a venture backed start up involved in electronic design verification from May 2002 to October 2002. Prior to that, Mr. Bado was Executive Vice President, Sales and Consulting for Innoveda, Inc., an electronic design automation software company, from July 2001 to April 2002 (Innoveda, Inc. was acquired by Mentor Graphics Corporation in April 2002) and from March 2000 to June 2001 was Executive Vice President, Operations for Centric Software, Inc., a product lifecycle management solutions company.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000 and previously served in other capacities in the Human Resources Department.

Alfred J. Castino joined Autodesk in August 2002 and serves as Senior Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Castino was Chief Financial Officer for Virage, Inc., a video and media communication software company from January 2000 to July 2002. Prior to this, Mr. Castino served as Vice President of Finance and then Senior Vice President and Chief Financial Officer at PeopleSoft, Inc., an enterprise software company, where he worked from September 1997 to August 1999. Mr. Castino holds a CPA certificate from the State of California. Mr. Castino is also a director of Synopsys, Inc.

Jay Bhatt joined Autodesk in August 2001 and serves as Senior Vice President of Autodesk AEC (Architecture, Engineering and Construction) Solutions. From August 2001 to February 2004, Mr. Bhatt served as Vice President, Corporate Development and Strategic Planning. From March 2000 to July 2001, he served as Chief Financial Officer and senior vice president of Business Development of Buzzsaw.com, Inc., a spin-off of Autodesk. Prior to that, Mr. Bhatt worked as an investment banker and as a transactional attorney.

Chris Bradshaw joined Autodesk in September 1991 and has served as Senior Vice President, Worldwide Marketing since March 2007. Prior to this, Mr. Bradshaw served as Vice President of Worldwide Marketing from January 2007 to March 2007, Vice President of Autodesk’s Infrastructure Solutions Division (ISD) from February 2003 to January 2007, and from August 2001 to January 2003, he was Vice President of Autodesk Building Collaboration Services. He served as senior vice president of sales and marketing for Buzzsaw.com, Inc., a spin-off of Autodesk, from September 1999 to August 2001 and as sales development director for Autodesk’s AEC (Architecture, Engineering and Construction) products in the Asia-Pacific region from July 1997 to August 1999. He has also held other executive and non-executive positions at Autodesk.

Moonhie Chin joined Autodesk in February 1989 and has served as Senior Vice President Strategic Planning and Operations since March 2007. From January 2003 to March 2007 she was Vice President Strategic Planning and Operation, and served as Vice President of Business Operations for Location Services from September 2000 to January 2003, and Vice President of Business Administration from June 1999 to September 2000. She has also held other non-executive positions at Autodesk.

Pascal W. Di Fronzo joined Autodesk in June 1998 and has served as Senior Vice President, General Counsel and Secretary since March 2007. From March 2006 to March 2007 Mr. Di Fronzo served as Vice President, General Counsel and Secretary and served as Vice President, Assistant General Counsel and Assistant Secretary from March 2005 through 2006. Previously, Mr. Di Fronzo served in other business and legal capacities in our Legal Department. Prior to joining Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

Amar Hanspal joined Autodesk in June 1987 and serves as Senior Vice President, Platform Solutions and Emerging Business. From January 2003 to January 2007, Mr. Hanspal served as Vice President of Autodesk Collaboration Solutions. He served as Vice President of Marketing of RedSpark, Inc., a spin-off of Autodesk focused on building a collaborative product development system for the discrete manufacturing industry, from April 2000 to December 2001. He has also held other executive and non-executive positions as Autodesk.

Robert Kross has served as Senior Vice President of the Manufacturing Solutions Division since March 2007. Since joining Autodesk in November 1993, Mr. Kross has served as Vice President of the Manufacturing Solutions Division from December 2002 to March 2007 and a director in the Manufacturing Division from February 1998 to December 2002. Prior to that, he was President and co-founder of Woodbourne Inc., a provider of parametric design tools that was acquired by Autodesk in 1993.

Marc Petit joined Autodesk in October 2002 and serves as Senior Vice President, Media and Entertainment. Since joining Autodesk, he as served as Vice President of Product Development and Operations for the Media and Entertainment Division from October 2002 to April 2006. Prior to joining Autodesk, Mr. Petit was Vice President of Operations for Aptilon Health, an online interactive marketing company.

There is no family relationship among any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2007
First Quarter	$43.62	$35.30
Second Quarter	$41.47	$30.06
Third Quarter	$37.28	$31.48
Fourth Quarter	$44.49	$34.68

	High	Low
Fiscal 2006
First Quarter	$33.97	$28.52
Second Quarter	$39.58	$32.12
Third Quarter	$46.74	$33.83
Fourth Quarter	$47.60	$38.74

Dividends

Adjusted for the stock split in December 2004, we paid quarterly dividends of $0.015 per share in fiscal 2005 to Autodesk stockholders. Effective after the dividend for the fourth quarter of fiscal 2005 (paid in April 2006) we discontinued our quarterly cash dividend.

Stockholders

As of January 31, 2007 the number of common stockholders of record was 673. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. At January 31, 2007, 16.3 million shares remained available for repurchase under the existing repurchase authorization. See Note 9, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion. Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 during the third and fourth quarters of fiscal 2007 and, as a result, there were no repurchases of Autodesk common stock during those quarters.

ITEM 6.    SELECTED FINANCIAL DATA

The consolidated balance sheet as of January 31, 2006 and the consolidated statements of income for the fiscal years ended January 31, 2006 and January 31, 2005 have been restated as set forth in this Form 10-K. The data for the consolidated balance sheets as of January 31, 2005, 2004, and 2003 and the consolidated statements of income for the fiscal years ended January 31, 2004 and January 31, 2003, derived from our unaudited books and records, have been restated to include the stock-based compensation and net revenues adjustments. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K. Autodesk has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	Fiscal year ended January 31,
	2007	2006	2005	2004	2003
		As Restated(1)(2)	As Restated(1)(2)	As Restated(2)	As Restated(2)
		(In millions, except per share data)
				Unaudited	Unaudited
For the Fiscal Year
Net revenues	$1,839.8	$1,537.2	$1,238.9	$951.6	$824.9
Income from operations(3)(4)	349.7	378.5	231.7	101.2	20.4
Net income(3)(4)(5)	289.7	333.6	221.1	115.3	27.7
At Year End
Total assets	$1,797.5	$1,355.8	$1,140.6	$1,017.2	$883.6
Long-term liabilities	108.3	65.0	27.6	11.3	4.9
Stockholders’ equity	1,115.0	803.0	649.8	620.8	568.7
Common Stock Data
Basic net income per share	$1.26	$1.46	$0.97	$0.52	$0.12
Diluted net income per share	1.19	1.35	0.90	0.50	0.12
Dividends paid per share	0.00	0.015	0.06	0.06	0.06

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

(2)	The Selected Financial Data for 2006, 2005, 2004 and 2003 has been restated to reflect adjustments related to net revenues, stock-based compensation expense and the associated tax effect as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K. As a result of these adjustments, net income was increased by $4.7 million for the year ended January 31, 2006 and reduced by $0.4 million, $5.1 million and $4.2 million for the years ended January 31, 2005, 2004 and 2003, respectively, as follows:

	Fiscal Year Ended January 31, 2006
	As Reported	Adjustments	As Restated
	(In millions, except per share data)
For the Fiscal Year
Net revenues	$1,523.2	$14.0	$1,537.2
Income from operations	369.8	8.7	378.5
Net income	328.9	4.7	333.6
At Year End
Total assets	1,360.8	(5.0)	1,355.8
Long-term liabilities	62.6	2.4	65.0
Stockholders’ equity	791.3	11.7	803.0
Common Stock Data
Basic net income per share	$1.44	$0.02	$1.46
Diluted net income per share	1.33	0.02	1.35
Dividends paid per share	0.015	—	0.015

	Fiscal Year Ended January 31, 2005
	As Reported	Adjustments	As Restated
For the Fiscal Year
Net revenues	$1,233.8	$5.1	$1,238.9
Income from operations	234.9	(3.2)	231.7
Net income	221.5	(0.4)	221.1
At Year End
Total assets	1,142.2	(1.6)	1,140.6
Long-term liabilities	25.8	1.8	27.6
Stockholders’ equity	648.1	1.7	649.8
Common Stock Data
Basic net income per share	$0.98	$(0.01)	$0.97
Diluted net income per share	0.90	—	0.90
Dividends paid per share	0.06	—	0.06

	Fiscal Year Ended January 31, 2004
	As Reported	Adjustments	As Restated
For the Fiscal Year
Net revenues	$951.6	$—	$951.6
Income from operations	106.3	(5.1)	101.2
Net income	120.4	(5.1)	115.3
At Year End
Total assets	1,017.2	—	1,017.2
Long-term liabilities	10.6	0.8	11.4
Stockholders’ equity	621.6	(0.8)	620.8
Common Stock Data
Basic net income per share	$0.54	$(0.02)	$0.52
Diluted net income per share	0.52	(0.02)	0.50
Dividends paid per share	0.06	—	0.06

	Fiscal Year Ended January 31, 2003
	As Reported	Adjustments	As Restated
For the Fiscal Year
Net revenues	$824.9	$—	$824.9
Income from operations	25.0	(4.6)	20.4
Net income	31.9	(4.2)	27.7
At Year End
Total assets	883.7	—	883.7
Long-term liabilities	4.4	0.5	4.9
Stockholders’ equity	569.2	(0.5)	568.7
Common Stock Data
Basic net income per share	$0.14	$(0.02)	$0.12
Diluted net income per share	0.14	(0.02)	0.12
Dividends paid per share	0.06	—	0.06
(3)	Under Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment,” (“SFAS No. 123R”) net income for fiscal 2007 includes stock-based compensation expense of $94.3 million. Results for fiscal 2007 also include amortization of acquisition-related intangibles of $14.4 million. In addition, results for fiscal 2007 also include litigation expenses related to a patent infringement lawsuit of $5.0 million.
(4)	Fiscal 2005, 2004, and 2003 results include restructuring charges of $26.7 million, $3.2 million and $25.9 million, respectively. See Note 6, “Restructuring Reserves,” in the Notes to Consolidated Financial Statements for further discussion.
(5)	Fiscal 2007, 2006, 2005, 2004 and 2003 results include net tax benefits of $15.1 million, $19.4 million, $26.8 million, $26.7 million and $4.2 million, respectively. See Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, statements regarding our strategies and growth initiatives, net revenues, the effect of fluctuations in exchange rates on net revenues and expenses, costs and expenses, planned product retirement and annual release cycles, our expectations regarding product acceptance, the realization of deferred tax benefits, continuation of our share repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we expect,” “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

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

This Form 10-K reflects the restatement of our consolidated balance sheet as of January 31, 2006, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2006 and 2005, and each of the quarters in fiscal 2006.

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended January 31, 2006, 2005, 2004 and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and 2005.

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

We believe that the approaches we used for each of the categories were the most appropriate under the circumstances.

Financial Impact of the Restatement

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenues	Stock-based Compensation Expense	Tax Effect(1)	Total Adjustments, Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992 – 2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements. We also restated the pro forma expense under SFAS 123 in Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended January 31, 2006 and 2005.

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

For more information regarding our restated financial statements, see “Financial Statements and Supplementary Data” in Item 8 and “Restatement of Consolidated Financial Statements” in Note 2 of the Notes to Consolidated Financial Statements, as well as “Selected Consolidated Financial Data” in Item 6 and “Quarterly Financial Information (Unaudited)” in Note 17 of the Notes to Consolidated Financial Statements.

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

We have created a large global community of resellers, third-party developers and customers, which provides us with a broad reach into volume markets. Our reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost-efficient training services. We have a significant number of registered third-party developers, creating products that run on top of our products, further extending our reach into volume markets. Our installed base of millions of users has made Autodesk’s products a worldwide design software standard.

Users trained on Autodesk products are broadly available both from universities and the existing workforce, reducing the cost of training for our customers. We offer education programs and specially priced software-purchasing options tailored for educational institutions, students, and faculty to train the next generation of users. We also offer classroom support, including standardized curricula developed by educators, instructor development, and a rich assortment of online learning resources.

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

We are continually focused on improving productivity and efficiency in all areas of Autodesk in order to allow us to increase our investment in growth initiatives and improve our profitability. However, our operating margin declined to 19% during fiscal 2007 compared with 25% during fiscal 2006. This decline in our operating margin was driven primarily by our adoption of Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”) in the first quarter of fiscal 2007. As a result of this new accounting pronouncement, we recorded stock-based compensation expense in fiscal 2007 of $94.3 million which decreased operating margins by 5%. In addition, we experienced increased amortization expense during fiscal 2007 primarily from our acquisition of Alias in the fourth fiscal quarter of 2006. Amortization expense of acquisition-related intangibles, primarily related to our acquisition of Alias, of $14.4 million in fiscal 2007 compared to $0.7 million in fiscal 2006, decreased our operating margin by 1%. Finally, costs incurred as a result of our stock option review, including a bonus payment to participants of our Employee Stock Purchase Plan (“ESPP”), reduced our operating margin by 1%. See further discussion of this ESPP bonus payment at “Stock Compensation” within this Item. These decreases in operating margin were offset by productivity initiatives across our organization. We continue to invest in growth initiatives and, over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

We generate significant cash flows. Our uses of cash include share repurchases to offset the dilutive effect of our employee stock plans as well as investments in acquisitions and investments in growth initiatives, such as our recent acquisition of Constructware, and our equity investment in Hanna Strategies during the first quarter of fiscal 2007. See Note 15, “Business Combinations”and Note 16, “Related Parties,” in the Notes to Consolidated Financial Statements for further discussion. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions, which are an integral part of our growth initiatives, are intended to provide specific technology or expertise, adjacency to our current products and services and rapid product integration. Additionally, we continue to invest in other growth initiatives including product development and sales, market and channel development.

Design Solutions Segment

During fiscal 2007, the Design Solutions Segment consisted of the following divisions: Platform Technology Division and Other, which included our horizontal design products, AutoCAD and AutoCAD LT, and Autodesk Consulting and Autodesk Collaboration Services; Manufacturing Solutions Division; Building Solutions Division; and Infrastructure Solutions Division.

For the Platform Technology Division , our focus during fiscal 2007 was on providing CAD design tools and technologies that allow our customers in multiple markets to create, manage, and share design data. Our primary product offerings were AutoCAD and AutoCAD LT software and our Autodesk Buzzsaw service. AutoCAD software is a customizable and extendable computer aided design (CAD) application for 2D drafting, detailing, functional design documentation and basic 3D model-based design. AutoCAD LT software is used for

2D drafting and detailing by design professionals who require full DWG file format compatibility and document sharing capability without the need for software customization or 3D functionality. Autodesk Buzzsaw is an on-demand collaboration service that allows users to store, manage and share project information from any internet connection.

For the Manufacturing Solutions Division, our focus during fiscal 2007 was to provide comprehensive design and data management solutions that enable our manufacturing customers to rapidly adopt 3D design, create designs in a simple 2D/3D environment and manage design data. Our primary solution offering was the Autodesk Inventor Family of Products, which delivers Autodesk Mechanical Desktop, based on AutoCAD software, and Autodesk Inventor in one solution, and Autodesk AutoCAD Mechanical, which offers 2D mechanical design and engineering tools that are compatible with all AutoCAD-based products.

For the Building Solutions Division, our focus during fiscal 2007 was to enable our customers to create high quality building designs and documentation, accurately estimate project costs and manage project workflows, and provide comprehensive solutions that enable them to rapidly adopt 3D designs. Our primary product offerings were: Autodesk Architectural Desktop for architects and Autodesk Building Systems for Mechanical, Electrical, Planning (“MEP”) engineering firms, both based on AutoCAD software; and a complete suite of design software built on the Autodesk Revit platform for building information modeling (“BIM”). These include Autodesk Revit Building for architects, Autodesk Revit Structure for structural engineers, and Autodesk Revit Systems for the engineering of building mechanical and electrical systems.

For the Infrastructure Solutions Division, our focus during fiscal 2007 was to enable our customers to compile, analyze and maintain digital design information, design and manage physical infrastructure projects, distribute geospatial information on the web, and provide them with comprehensive solutions that enable them to rapidly adopt 3D designs. Our primary product offerings were Autodesk Map 3D for precision mapping and geographic information system analysis in the AutoCAD environment, Autodesk Civil 3D and Autodesk Land Desktop. We believe customers in the web mapping market are demanding more frequent software releases, faster support for new standards, faster access to new data sources, and lower cost of ownership for their web mapping solutions.

Media and Entertainment Segment

The Media and Entertainment Segment serves the digital media sector and during fiscal 2007 was divided into two business lines: (1) Animation and (2) Advanced Systems. Principal product offerings in our Animation business line were: Autodesk 3ds Max and Autodesk Maya. Autodesk 3ds Max is modeling, animation, and rendering software that enables game developers, design visualization professionals, and visual effects artists to communicate abstract or complex mechanical, architectural, engineering, and construction concepts. Autodesk Maya is a 3D modeling, animation, effects, and rendering solution that enables film and video artists, game developers, and design visualization professionals to create engaging, lifelike digital images, realistic animation, and extraordinary visual effects. A key component of our strategy is the realization of a complete and comprehensive 3D animation portfolio and workflow. Principal product offerings in our Advanced Systems business line include Autodesk Flame, Autodesk Inferno and Autodesk Flint, our scalable line of interactive real-time visual effects and graphics design solutions; and Autodesk Smoke and Autodesk Fire, our scalable line of interactive real-time non-linear editing and finishing systems. In the film, commercial, and broadcast markets, our focus remains on visual effects design, editing and finishing tools, where we plan to continue to expand our software feature sets and improve data interoperability, while continuing to transition these products to lower cost standard, open, PC-based Linux platforms.

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

For multiple element arrangements that include software products, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If we do not have VSOE of the undelivered element, we defer revenue recognition on the entire sales arrangement until all elements are delivered. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Product Returns Reserves.    We permit our distributors and resellers to return products up to a percentage of prior quarter purchases and to return product when new product releases supersede older versions. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions, channel sell-in for applicable markets and other factors.

Our product returns reserves were $18.2 million at January 31, 2007 and $14.2 million at January 31, 2006. Product returns as a percentage of applicable revenues were 3.9% in fiscal 2007, 3.7% in fiscal 2006 and 4.1% in fiscal 2005. During fiscal year 2007, we recorded additions to our product returns reserves of $57.1 million, which reduced our revenue.

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

Deferred Tax Assets.    We currently have $137.9 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions taken in fiscal years prior to fiscal 2007, as well as tax credits and reserves offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and taxable temporary differences for purchased technologies and capitalized software. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $519 million across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

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

Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our Consolidated Statements of Income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of our fiscal year 2007. Our consolidated financial statements for fiscal 2007 reflect our adoption of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated for, and do not include the impact of, compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense resulted primarily from stock option grants to non-executive employees at exercise prices below fair market value on the option measurement date. The majority of these grants were made between August 2000 and February 2005.

We use the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate the pro forma compensation expense under our SFAS 123 footnote disclosures. This model requires the input of assumptions, including expected stock price volatility, expected life, expected dividend yield and risk-free interest rate of each award. The parameters used in the model are reviewed on a quarterly basis and adjusted, as needed. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes, the method used in determining diluted shares, the application of a pre-vesting forfeiture rate against both pre- and post-adoption grants, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of SAB 107 was applied in connection with the implementation and adoption of SFAS 123R. See Note 3, “Employee and Director Benefit Plans,” for more information on this new standard.

We are restating our consolidated balance sheet as of January 31, 2006, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2006 and January 31, 2005, and each of the quarters in fiscal 2006 to include net revenues and stock-based compensation adjustments. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

In connection with the restatement of our consolidated financial statements, we applied judgment and sensitivity analysis in choosing whether to revise measurement dates for prior option grants. In addition, if we determined that a measurement date needed to be revised, judgment and sensitivity analysis was applied in determining the appropriate measurement date.

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenues	Stock-based Compensation Expense	Tax Effect(1)	Total Adjustments, Net of Tax
1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992 – 2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

In addition, we have restated the pro forma expense under SFAS 123 in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended January 31, 2006 and January 31, 2005.

The following table presents the effects of the net revenue, stock-based compensation and related tax adjustments made to our previously reported consolidated statements of income (in millions, except per share data):

	Fiscal year ended January 31, 2006			Fiscal year ended January 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net revenues:
License and other	$1,246.7	$15.1	$1,261.8	$1,057.1	$8.2	$1,065.3
Maintenance	276.5	(1.1)	275.4	176.7	(3.1)	173.6

Total net revenues	1,523.2	14.0	1,537.2	1,233.8	5.1	1,238.9

Costs and expenses:
Cost of license and other revenues	157.8	0.2	158.0	152.5	0.2	152.7
Cost of maintenance revenues	13.1	—	13.1	17.0	—	17.0
Marketing and sales	553.8	2.2	556.0	461.9	2.8	464.7
Research and development	301.6	1.6	303.2	239.4	2.1	241.5
General and administrative	127.1	1.3	128.4	101.4	3.2	104.6
Restructuring	—	—	—	26.7	—	26.7

Total costs and expenses	1,153.4	5.3	1,158.7	998.9	8.3	1,007.2

Income from operations	369.8	8.7	378.5	234.9	(3.2)	231.7
Interest and other income, net	13.2	—	13.2	11.4	—	11.4

Income before income taxes	383.0	8.7	391.7	246.3	(3.2)	243.1
Income tax (provision) benefit	(54.1)	(4.0)	(58.1)	(24.8)	2.8	(22.0)

Net income	$328.9	$4.7	$333.6	$221.5	$(0.4)	$221.1

Basic net income per share	$1.44	$0.02	$1.46	$0.98	$(0.01)	$0.97

Diluted net income per share	$1.33	$0.02	$1.35	$0.90	$(0.00)	$0.90

Shares used in computing basic net income per share	229.0	—	229.0	227.0	—	227.0

Shares used in computing diluted net income per share	247.5	—	247.5	247.0	—	247.0

The following table presents the effects of the net revenue, stock-based compensation and related tax adjustments made to our previously reported consolidated balance sheet as of January 31, 2006 (in millions, except per share data):

	January 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$287.2	$—	$287.2
Marketable securities	90.3	—	90.3
Accounts receivable, net	261.4	—	261.4
Inventories	14.2	—	14.2
Deferred income taxes	64.4	—	64.4
Prepaid expenses and other current assets	29.3	—	29.3

Total current assets	746.8	—	746.8
Computer equipment, software, furniture and leasehold improvements, net	61.4	—	61.4
Purchased technologies, net	49.8	—	49.8
Goodwill	318.2	—	318.2
Deferred income taxes, net	129.2	(5.0)	124.2
Other assets	55.4	—	55.4

	$1,360.8	$(5.0)	$1,355.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56.4	$—	$56.4
Accrued compensation	121.3	—	121.3
Accrued income taxes	10.8	—	10.8
Deferred revenues	249.8	(19.1)	230.7
Other accrued liabilities	68.6	—	68.6

Total current liabilities	506.9	(19.1)	487.8
Deferred revenues	35.8	—	35.8
Other liabilities	26.8	2.4	29.2

Commitments and contingencies (Note 8)	—	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 shares authorized; none issued or outstanding at January 31, 2006	—	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 shares authorized; 229.6 shares outstanding at January 31, 2006	773.7	30.1	803.8
Accumulated other comprehensive loss	(7.4)	—	(7.4)
Deferred compensation	(6.1)	(4.0)	(10.1)
Retained earnings	31.1	(14.4)	16.7

Total stockholders’ equity	791.3	11.7	803.0

	$1,360.8	$(5.0)	$1,355.8

The following table presents the cumulative adjustments to each component of stockholders’ equity at the end of each fiscal year (in millions):

As of January 31,	Common Stock and Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Net Impact to Stockholders' Equity
2002	$19.2	$(11.1)	$(9.4)	$(1.3)
2003	22.0	(8.9)	(13.6)	(0.5)
2004	27.1	(9.2)	(18.7)	(0.8)
2005	31.0	(10.2)	(19.1)	1.7
2006	30.1	(4.0)	(14.4)	11.7

The following table presents the effects of the net revenue, stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of cash flows (in millions):

	Fiscal year ended January 31, 2006			Fiscal year ended January 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Activities
Net income	$328.9	$4.7	$333.6	$221.5	$(0.4)	$221.1
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	9.1	—	9.1	—	—	—
Depreciation and amortization	43.7	—	43.7	51.9	—	51.9
Stock-based compensation expense	0.4	4.2	4.6	3.9	8.0	11.9
Net loss on fixed asset disposals	0.1	—	0.1	0.6	—	0.6
Tax benefits from employee stock plans	124.0	0.6	124.6	116.9	(4.4)	112.5
Restructuring related charges, net	—	—	—	9.2	—	9.2
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(45.8)	—	(45.8)	(30.0)	—	(30.0)
Inventories	(1.0)	—	(1.0)	4.8	—	4.8
Deferred income taxes	(87.8)	3.8	(84.0)	(101.7)	0.9	(100.8)
Prepaid expenses and other current assets	0.3	—	0.3	(1.3)	—	(1.3)
Accounts payable and accrued liabilities	(15.1)	0.7	(14.4)	39.6	1.0	40.6
Deferred revenues	85.7	(14.0)	71.7	67.0	(5.1)	61.9
Accrued income taxes	(27.3)	—	(27.3)	(9.1)	—	(9.1)

Net cash provided by operating activities	415.2	—	415.2	373.3	—	373.3

Investing Activities
Purchases of available-for-sale marketable securities	(279.3)	—	(279.3)	(259.6)	—	(259.6)
Sales and maturities of available-for-sale marketable securities	204.0	—	204.0	490.3	—	490.3
Business combinations, net of cash acquired	(242.1)	—	(242.1)	(11.8)	—	(11.8)
Capital and other expenditures	(20.5)	—	(20.5)	(40.8)	—	(40.8)
Purchases of software technologies and capitalization of software development costs	—	—	—	(1.6)	—	(1.6)
Other investing activities	(0.1)	—	(0.1)	(0.9)	—	(0.9)

Net cash provided by (used in) investing activities	(338.0)	—	(338.0)	175.6	—	175.6

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	144.6	—	144.6	242.2	—	242.2
Repurchases of common stock	(446.6)	—	(446.6)	(546.3)	—	(546.3)
Dividends paid	(3.4)	—	(3.4)	(13.5)	—	(13.5)
Other financing activities	(0.2)	—	(0.2)	(0.2)	—	(0.2)

Net cash used in financing activities	(305.6)	—	(305.6)	(317.8)	—	(317.8)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	—	(2.1)	4.4	—	4.4

Net increase (decrease) in cash and cash equivalents	(230.5)	—	(230.5)	235.5	—	235.5
Cash and cash equivalents at beginning of year	517.7	—	517.7	282.2	—	282.2

Cash and cash equivalents at end of period	$287.2	$—	$287.2	$517.7	$—	$517.7

Legal Contingencies.    As described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Recently Issued Accounting Standards

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended January 31, 2007. The adoption of SAB 108 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We have adopted the recognition and disclosure elements of the Statement which have not had a material effect on our consolidated financial position, results of operations or cash flows. In addition, we adopted the measurement elements of the Standard as of February 1, 2007, the beginning of our fiscal year 2008. The adoption of the measurement elements of SFAS 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This Statement is effective for our 2009 fiscal year, including interim periods within our 2009 fiscal year. We do not believe the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Overview of Fiscal 2007 Results of Operations

	For the year ended January 31, 2007	As a % of Net Revenues	For the year ended January 31, 2006	As a % of Net Revenues
			As Restated(1)
	(in millions)
Net Revenues	$1,839.8	100%	$1,537.2	100%
Cost of revenues	216.6	12%	171.1	11%
Operating expenses	1,273.5	69%	987.6	64%

Income from operations	$349.7	19%	$378.5	25%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

The primary goals for fiscal 2007 were to continue our delivery of market-leading products and solutions to our customers in order to drive revenue growth, market share gains and increases in operating cash flow. We achieved these goals as demonstrated by our 20% net revenue increase and our 38% increase in cash from operations from fiscal 2006 to fiscal 2007. The strength of our products and their market acceptance and our acquisition of Alias and Constructware led to strong growth in net revenue and increased market share.

During fiscal 2007 we released our 2007 family of products, grew maintenance revenues by 54%, our maintenance-installed base to over 1.2 million users, 3D revenues by 41%, AutoCAD and AutoCAD LT revenues by 11%, revenues from emerging economies by 39% and Animation revenues by 97%. The growth numbers include acquisition related revenue, primarily from our acquisition of Alias in January 2006. During the second quarter of fiscal 2007, we successfully completed the integration of Alias.

Our net revenues were higher in fiscal 2007 as compared to fiscal 2006 due primarily to growth in sales of new seats and maintenance revenues, partially offset by a decrease in revenues from upgrades. Increase in revenues of 19% from the sales of new seats was driven by volume growth and higher average sales prices in AutoCAD, AutoCAD LT, and our 3D products, as well as revenues from our Maya, StudioTools, and other animation products resulting from our January 2006 acquisition of Alias. Maintenance revenues from our Subscription Program increased 54%, reflecting strength in subscription attachment and renewal rates during fiscal 2007. Revenues from upgrades decreased by 7% driven primarily by the relatively smaller size of the upgradeable base of the AutoCAD-based products as of the beginning of fiscal 2007 compared to the upgradeable base of the AutoCAD-based products in fiscal 2006 and the success of our Subscription Program. In addition, our aggregate backlog, primarily comprised of deferred revenue and current software license product orders which we have not yet shipped, increased from $283.5 million at January 31, 2006 to $395.8 million at January 31, 2007.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, Canada, China, South Korea and Australia. Foreign currencies had a minimal effect on financial results for fiscal 2007. The weaker value of the U.S. dollar relative to foreign currencies had a negative effect of

$0.6 million on operating results in fiscal 2007 compared to fiscal 2006. If exchange rates from fiscal 2006 would have been in effect during fiscal 2007, translated international revenue billed in local currencies would have been $1.0 million lower and operating expenses would have been $1.6 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate effect on the net revenue of certain anticipated transactions.

The percentage of total costs and expenses increased to 81% of net revenues in fiscal 2007 from 75% of net revenues in fiscal 2006. This increase is primarily due to our adoption of SFAS 123R commencing from the first quarter of fiscal 2007. Total stock-based compensation expense of $94.3 million was recorded in fiscal 2007, resulting in a 5% increase in total costs and expenses as a percent of net revenues. In addition, we experienced increased operating costs due to the acquisition and integration of Alias. Amortization of acquisition-related intangibles, primarily from the Alias acquisition, of $14.4 million in fiscal 2007, compared to $0.7 million in fiscal 2006, increased total costs and expenses as a percent of net revenues by 1%. Finally, costs of $15.0 million incurred as a result of our stock option review, including a bonus payment to participants in our ESPP, increased our total costs and expenses as a percent of net revenues by 1%. These increases in total costs and expenses were offset by productivity initiatives across our organization. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. During fiscal 2008, we expect total costs and expenses to increase in absolute dollars but decline as a percentage of net revenues as we balance investments in revenue growth opportunities with our focus on increasing profitability.

Throughout fiscal 2007, we maintained a strong balance sheet and generated $576.6 million of cash from operating activities as compared to $415.2 million in the previous year. We finished the year with $777.9 million in cash and marketable securities, up from $377.5 million at January 31, 2006. This increase resulted primarily from the temporary cessation of share repurchases during the second half of fiscal 2007. Our voluntary stock option review and our inability to meet our filing requirements with the SEC prohibited share repurchases during the second half of fiscal 2007. We increased our cash and marketable securities while continuing to invest in our business through the acquisition of Constructware, investment in Hanna Strategies and repurchase of 4.2 million shares of our common stock during the first half of fiscal 2007. We completed fiscal 2007 with a higher deferred revenue balance as compared to the previous year. Our deferred revenue balance at January 31, 2007 included $328.2 million of customer subscription contracts which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

		Increase (decrease) compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2007	$	percent	Fiscal 2006	$	percent	Fiscal 2005
				As Restated(1)			As Restated(1)
	(in millions)
Net Revenues:
License and other	$1,415.9	$154.1	12%	$1,261.8	$196.5	18%	$1,065.3
Maintenance	423.9	148.5	54%	275.4	101.8	59%	173.6

	$1,839.8	$302.6	20%	$1,537.2	$298.3	24%	$1,238.9

Net Revenues by Geographic Area:
Americas	$734.5	$111.3	18%	$623.2	$107.2	21%	$516.0
Europe, Middle East and Africa	687.5	129.3	23%	558.2	114.5	26%	443.7
Asia/Pacific	417.8	62.0	17%	355.8	76.6	27%	279.2

	$1,839.8	$302.6	20%	$1,537.2	$298.3	24%	$1,238.9

Net Revenues by Operating Segment:
Design Solutions	$1,594.6	$250.1	19%	$1,344.5	$273.2	26%	$1,071.3
Media and Entertainment	234.6	62.3	36%	172.3	12.3	8%	160.0
Other	10.6	(9.8)	(48)%	20.4	12.8	168%	7.6

	$1,839.8	$302.6	20%	$1,537.2	$298.3	24%	$1,238.9

Net Revenues—Design Solutions Segment:
Platform Technology Division and Other	$806.1	$74.5	10%	$731.6	$132.1	22%	$599.5
Manufacturing Solutions Division	333.1	76.2	30%	256.9	57.2	29%	199.7
Building Solutions Division	241.9	64.3	36%	177.6	53.3	43%	124.3
Infrastructure Solutions Division	213.5	35.1	20%	178.4	30.6	21%	147.8

	$1,594.6	$250.1	19%	$1,344.5	$273.2	26%	$1,071.3

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

Fiscal 2007 Net Revenues Compared to Fiscal 2006 Net Revenues

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

The increase in net revenues during fiscal 2007, as compared to fiscal 2006, was due to an increase in sales of new seats, an increase in the sales of subscription contracts which are recognized as maintenance revenues and an increase in crossgrade revenues. Revenue from the sale of new seats increased due to volume growth and higher average sales prices in our AutoCAD, AutoCAD LT, and our 3D products. In addition, the introduction of our Maya and StudioTools products resulting from the January 2006 acquisition of Alias contributed to the growth in revenues during fiscal 2007. We experienced strong growth in all three of our geographic regions and strong growth rates in the emerging economies of Asia/Pacific, Eastern Europe and the Middle East, and Latin

America from fiscal 2006 to fiscal 2007. These increases were partially offset by a decline in revenue from upgrades resulting primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products during fiscal 2007 compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year.

Growth in license and other revenues during fiscal 2007, as compared to fiscal 2006, was primarily due to an increase in the sale of commercial new seats for most major products driven by our new product releases during fiscal 2007. Increases in revenue from the sale of new seats were driven by volume growth in AutoCAD, AutoCAD LT and most major products, as well as growing sales of our 3D products. These increases were partially offset by a 7% decrease in revenues from upgrades driven by the relatively smaller size of the upgradeable base of our AutoCAD-based products in fiscal 2007 compared to the size of our AutoCAD-based products and the success of our Subscription Program in fiscal 2006. Revenue from the sales of services, training and support are immaterial for all periods presented.

We attempt to release new product versions on a regular basis and synchronize our major product retirements with those releases. Our AutoCAD 2004-based products were retired in the first quarter of fiscal 2008. The upgradeable installed base of the AutoCAD-based products not on subscription during fiscal 2007 was smaller than the upgradeable installed base of AutoCAD-based products not on subscription during fiscal 2006. As a result, overall maintenance revenue from subscriptions exceeded revenue from upgrades in fiscal 2007. We expect revenue from upgrades to continue to decline in fiscal 2008 compared to fiscal 2007.

Maintenance revenues consist of revenues derived from the Subscription Program. As a percentage of total net revenues, maintenance revenues were 23% for fiscal 2007, 18% for fiscal 2006, and 14% for fiscal 2005. Our Subscription Program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our periodic product release cycle and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues as a result of increased Subscription Program enrollment.

Deferred revenue consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw services, consulting services and deferred license sales. Backlog from current software license product orders which we have not yet shipped consists of orders for currently available license software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at January 31, 2007 and January 31, 2006 was $395.8 million and $283.5 million, respectively, of which $17.0 million for both fiscal years related to current software license product orders which have not yet shipped at the end of each respective fiscal year.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 12% of fiscal 2007 net revenues and 11% of fiscal 2006 net revenues.

Net Revenues by Geographic Area

Net revenues in the Americas region increased during fiscal 2007, as compared to fiscal 2006, primarily due to strong maintenance revenues, as well as revenues from products acquired in our acquisition of Alias in January 2006 and from growth in revenues from sales of new seats driven by new product releases during fiscal 2007. Revenue from upgrades in the Americas declined by 4% during fiscal 2007 compared to the same period in the prior fiscal year. Had exchange rates during fiscal 2006 been in effect during the same period of fiscal 2007, translated net revenues would have been lower by $0.3 million in fiscal 2007.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased during fiscal 2007, as compared to fiscal 2006, primarily due to an increase in the sale of new seats resulting from new product releases, combined with a strong increase in maintenance revenues and revenue from new products acquired from Alias. Revenues from upgrades in EMEA experienced a 2% decline from fiscal 2006 to fiscal 2007. EMEA’s strong growth during fiscal 2007 was primarily due to growth in Germany, the United Kingdom, France, Italy, and the local emerging economies. Had exchange rates during fiscal 2006 been in effect during the same period of fiscal 2007, translated net revenues would have been lower by $10.3 million in fiscal 2007.

Net revenues in the Asia/Pacific (“APAC”) region increased during fiscal 2007, as compared to fiscal 2006, primarily due to strong growth in revenues from sales of new seats resulting from new product releases, followed by strong growth in maintenance revenues. Revenue from upgrades in APAC declined by 29% during fiscal 2007 compared to fiscal 2006. Net revenue growth in APAC during fiscal 2007 primarily occurred in China, South Korea, Australia and India. The increase in APAC net revenue during fiscal 2007 compared to the same period in the prior fiscal year was also due to revenues from new products acquired from Alias. This revenue growth was offset by significant declines in the net revenue growth in Japan for 2D and 3D products. Had exchange rates for fiscal 2006 been in effect during the same period of fiscal 2007, translated net revenues in the APAC region would have been higher by $9.7 million in fiscal 2007.

We believe that international net revenues will continue to comprise a significant portion of our total net revenues. Economic weakness in any of the countries that contribute a significant portion of our net revenues could have an adverse effect on our business in those countries. Strengthening of the U.S. dollar relative to foreign currencies could significantly and adversely impact our future financial results for a given period. International net revenues represented 66% of our net revenues in both fiscal 2007 and fiscal 2006. Net revenues in emerging economies of China, India, Eastern Europe and Latin America grew by 39% from fiscal 2006 to fiscal 2007. This growth was a significant factor in our international sales growth during fiscal 2007. Had exchange rates during fiscal 2006 been in effect during the same period of fiscal 2007, translated international revenues would have been $1.0 million lower in fiscal 2007.

Net Revenues by Operating Segment

Design Solutions Segment net revenues increased during fiscal 2007, as compared to fiscal 2006, primarily due to both strong sales of new seats and maintenance revenues. These increases were partially offset by a 6% decline in revenues from upgrades in fiscal 2007. Maintenance revenues increased to 24% of Design Solutions Segment revenue during fiscal 2007 compared to 20% in fiscal 2006. Sales of AutoCAD and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, reflected in the net revenues for the Platform Technology Division and Other, represented 40% of net revenues in fiscal 2007 and 43% of consolidated net revenues in the same period of the prior fiscal year, increasing 11% in absolute dollars between the periods. Net revenues for our 3D model-based design products (Autodesk Inventor Family of Products, Autodesk Revit Family of Products and Autodesk Civil 3D) increased 41% during fiscal 2007 compared to fiscal 2006. Total sales of 3D design products represented 22% of consolidated net revenues in fiscal 2007 compared to 18% in fiscal 2006. A critical component of our growth strategy is to continue to add new 2D users while migrating our customers, including customers of AutoCAD and related vertical industry products, to our 3D products, which generally have higher prices, particularly for annual subscription contracts. However, should sales of 2D products decrease without a corresponding increase in sales of our 3D model-based products, our results of operations could be adversely affected.

Net revenues for the Media and Entertainment Segment (“M&E”) increased during fiscal 2007, as compared to fiscal 2006, primarily from revenue increases in our Animation business line and from both our January 2006 acquisition of Alias and the introduction of new versions of 3ds Max and Maya products during the second quarter of fiscal 2007. Although net revenues from Advanced Systems sales did not increase significantly during fiscal 2007 compared to the same period in the prior fiscal year, such sales progressively improved during each quarter of fiscal 2007 as a result of substantial progress made in the transition of our Advanced Systems product portfolio from SGI platforms to Linux platforms. We do not expect the transition of our Advanced Systems customers from proprietary SGI platforms to open PC-based platforms to continue to adversely impact Advanced Systems revenue in fiscal 2008.

Fiscal 2006 Net Revenues Compared to Fiscal 2005 Net Revenues

The increase in net revenues during fiscal 2006 was due primarily to strong increase in maintenance revenues and an increase in the sale of new seats, continued growth in AutoCAD and AutoCAD LT revenues, along with a favorable product mix shift towards 3D products which generally have higher sales prices. In addition, we experienced strong growth in all three of our geographic regions and we experienced especially strong growth rates in the emerging economies of China, Eastern Europe, Latin America and India.

Growth in license and other revenues during fiscal 2006, as compared to fiscal 2005, was primarily due to an increase in the sale of new seats for most major products and, to a lesser extent, to a modest increase in revenues from upgrades. The increases in revenues from new seats were driven by volume growth in AutoCAD, AutoCAD LT, and most major products, and growing sales of our 3D products which generally have higher sales prices. Revenues from upgrades increased in fiscal 2006, but at a lower rate than in fiscal 2005 as customers increasingly migrated to our Subscription Program and as we moved the retirement date of the AutoCAD 2002-based products to the first quarter of fiscal 2007. Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from the Subscription Program. As a percentage of total net revenues, maintenance revenues were 18% and 14% for fiscal 2006 and fiscal 2005, respectively.

Net Revenues by Geographic Area

Net revenues in the Americas region increased during fiscal 2006, as compared to fiscal 2005, primarily due to strong maintenance revenues and new seat revenues, offset in part by lower revenues from upgrades. Had exchange rates during fiscal 2005 been in effect during the same period of 2006, translated net revenues would have been lower by $1.7 million in fiscal 2006.

Net revenues in the Europe, Middle East and Africa region increased during fiscal 2006 as compared to fiscal 2005, primarily due to strong maintenance revenues, increased sales of new seats, increased revenues from upgrades and growth in the EMEA emerging markets of Russia, Poland, Czech Republic and the Middle East. Had exchange rates during fiscal 2005 been in effect during the same period of 2006, translated net revenues would have been higher by $7.4 million in fiscal 2006.

Net revenues in the Asia/Pacific region increased during fiscal 2006, as compared to fiscal 2005, primarily due to an increase in the sale of commercial new seats, and to a lesser extent from maintenance revenues and revenues from upgrades as our Subscription Program was introduced in the APAC region after successful introductions first in the Americas and then in EMEA. We experienced strong growth during fiscal 2006 in Japan, China, Australia and South Korea. Had exchange rates during fiscal 2005 been in effect during the same period of 2006, translated net revenues would have been higher by $3.4 million in fiscal 2006. International sales accounted for 66% of our net revenues in fiscal 2006 as compared to 65% in the prior fiscal year. Had exchange rates from fiscal 2005 been in effect during fiscal 2006, translated international revenues would have been $9.1 million higher for fiscal 2006. Net revenues in the emerging economies of China, India, Eastern Europe and Latin America grew by 61% between fiscal 2005 and fiscal 2006. This growth was a significant factor in our international sales growth during fiscal 2006.

Net Revenues by Operating Segment

Design Solutions Segment net revenues increased during fiscal 2006, as compared to fiscal 2005, primarily due to strong growth in new seat sales and in maintenance revenues as well as a more modest increase in net revenues from upgrades. Maintenance revenues from our Subscription Program increased to 20% of Design Solutions Segment revenue in fiscal 2006, as compared to 16% in fiscal 2005. During fiscal 2006 and 2005, sales of AutoCAD and AutoCAD LT continue to comprise a significant portion of our net revenues. Such sales, which are reflected in the net revenues for the Platform Technology Division and Other, accounted for 43% of our consolidated net revenues in fiscal 2006 and and 44% in fiscal 2005, growing 23% in absolute dollars between the periods. Net revenues for our 3D model-based design products (Autodesk Inventor Family of Products, Autodesk Revit Family of Products and Autodesk Civil 3D) increased 60% during fiscal 2006 as compared to fiscal 2005. Total sales of 3D model-based design products accounted for 18% of consolidated net revenues in fiscal 2006 compared to 14% in fiscal 2005.

Net revenues for the Media and Entertainment Segment increased during fiscal 2006, as compared to fiscal 2005, primarily from revenue increases in our Animation business line due to new seats and maintenance revenues derived from 3ds Max. Net revenues from our Advanced Systems business line increased from $110.4 million during fiscal 2005 to $112.3 million during fiscal 2006. This increase resulted from growth in the sales of our Linux-based Advanced Systems Products, which were offset in part by recent declines in Advanced Systems sales on the SGI platform.

Cost of Revenues

		Increase (decrease) compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2007	$	%	Fiscal 2006	$	%	Fiscal 2005
				As Restated(1)			As Restated(1)
	(in millions)
Cost of revenues:
License and other	$207.9	$49.9	32%	$158.0	$5.3	3%	$152.7
Maintenance	8.7	(4.4)	(34)%	13.1	(3.9)	(23)%	17.0

	$216.6	$45.5	27%	$171.1	$1.4	1%	$169.7

As a percentage of net revenues	12%			11%			14%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology, hosting costs, labor costs of fulfilling service contracts and order processing and, beginning at the start of fiscal 2007, stock-based compensation expense under SFAS 123R. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by IBM and SGI for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues increased during fiscal 2007, as compared to fiscal 2006, due to higher amortization of purchased technology resulting from recent acquisitions, stock-based compensation expense under SFAS 123R, and an increase in our allowance for excess and obsolete inventory, which together represented 1% of revenues. The increase in cost of license and other revenues during fiscal 2006, as compared to fiscal 2005, was primarily due to higher direct material, overhead and royalty expenses for licensed technology embedded in our products, all of which resulted from increased volumes, partially offset by a reduction in amortization of purchased technology and capitalized software.

Cost of maintenance revenues includes direct costs of fulfilling our subscription contracts as well as indirect overhead charges. The decrease in cost of maintenance revenues during fiscal 2007, as compared to fiscal 2006, was due primarily to the cessation of amortization for an information technology system supporting our

Subscription Program, which became fully amortized during the second quarter of fiscal 2006. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of our Subscription Program. The decrease in cost of maintenance revenues during fiscal 2006, as compared to fiscal 2005, was due primarily to the cessation of amortization for our information technology system supporting our Subscription Program. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of the Subscription Program.

Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the impact of expensing employee stock-based compensation as required under SFAS 123R. Absent stock-based compensation expense, we expect cost of revenues as a percentage of net revenues to remain relatively consistent with fiscal 2007.

Marketing and Sales

		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2007	$	%	Fiscal 2006	$	%	Fiscal 2005
				As Restated(1)			As Restated(1)
	(in millions)
Marketing and sales	$696.1	$140.1	25%	$556.0	$91.3	20%	$464.7
As a percentage of net revenues	38%			36%			38%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

The increase of marketing and sales expenses during fiscal 2007, as compared to fiscal 2006, was due primarily to a $55.8 million increase in employee-related costs driven by increased marketing and sales headcount, $41.9 million of stock-based compensation expense under SFAS 123R, and $29.6 million of increased marketing and promotion costs related to product launches, trade shows, branding, and demand generation. Marketing and sales expense for fiscal 2007 also included $3.8 million in one-time ESPP bonus payments incurred in connection with our voluntary stock option review. Marketing and sales headcount increased as a result of organic growth as well as the acquisition of Alias.

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

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support. As a result, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2007	$	%	Fiscal 2006	$	%	Fiscal 2005
				As Restated(1)			As Restated(1)
				(in millions)
Research and development	$406.3	$103.1	34%	$303.2	$61.7	26%	$241.5
As a percentage of net revenues	22%			20%			19%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, purchased in-process technology, depreciation of computer equipment used in software development and overhead charges. Research and development expense from the beginning of fiscal 2007 also includes stock-based compensation expense under SFAS 123R for stock awards granted to research and development employees.

The increase in research and development expenses during fiscal 2007, as compared to fiscal 2006, resulted primarily from an increase in wages and salaries driven by an increase in headcount of $55.4 million, the recognition of $30.1 million of stock-based compensation expense under SFAS 123R and a $7.3 million increase in consulting services and in-process technology purchases from Hanna Strategies. During fiscal 2007, we incurred a total of approximately $34.3 for consulting services and in-process technology purchases from Hanna Strategies compared to $27.0 million in the prior year. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. During the first quarter of fiscal 2007, we also acquired a 28% ownership interest in Hanna Strategies for cash consideration of $12.5 million. See Note 16, “Related Parties,” in Notes to Consolidated Financial Statements for further discussion of this investment. Research and development expenses for fiscal 2007 also included $3.5 million in one-time ESPP bonus payments incurred in connection with our voluntary stock option review.

The increase in research and development expenses during fiscal 2006, as compared to fiscal 2005, resulted primarily from efforts to invest additional resources in certain research and development-related growth initiatives. Employee-related costs increased approximately $19.4 million, reflecting increased headcount, and professional fees increased approximately $18.3 million in fiscal 2006 as compared to the prior fiscal year. During fiscal 2006, we incurred approximately $27.0 million for consulting services and purchased in-process technology from Hanna Strategies for our Design Solutions Segment compared to $13.5 million in the prior year. In addition, we recognized $7.9 million of in-process research and development costs in connection with our acquisition of Alias and $1.2 million related to our acquisition of Colorfront Ltd.

We expect research and development spending will continue to increase in absolute dollars in future periods as we continue to invest in product development and continue to acquire new technology.

General and Administrative

		Increase compared to prior fiscal year			Increase compared to prior fiscal year
	Fiscal 2007	$	%	Fiscal 2006	$	%	Fiscal 2005
				As Restated(1)			As Restated(1)
	(in millions)
General and administrative	$171.1	$42.7	33%	$128.4	$23.8	23%	$104.6
As a percentage of net revenues	9%			8%			8%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel as well as amortization expense of customer relationships and trademarks acquired from Alias and Constructware, professional fees for legal and accounting services, litigation costs, and overhead costs. General and administrative expense from the beginning of fiscal 2007 also includes stock-based compensation expense under SFAS 123R for stock awards granted to general and administrative employees.

The increase in general and administrative expenses from fiscal 2006 to fiscal 2007 was primarily due to the recognition of $16.9 million of stock-based compensation expense and an increase of $7.9 million in employee-related costs, due primarily to an increase in general and administrative headcount. General and administrative headcount increased as a result of organic growth.

The increase in general and administrative expenses from fiscal 2005 to fiscal 2006 was primarily due to an increase of $12.6 million in information technology project costs, $8.1 million in employee-related costs, largely resulting from increased headcount, and $2.9 million increase in litigation expenses.

During fiscal 2007, 2006 and 2005, we incurred significant incremental costs related to our assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 (“SOX”). We estimate that we incurred approximately $2.1 million during 2007, $2.3 million during fiscal 2006, and $6.4 million during fiscal 2005, which included significant project start-up costs. These cost estimates include external consulting and auditing fees and internal employee costs.

We expect that general and administrative expenses will modestly decline as a percentage of net revenues in the future yet increase in absolute dollars due to salary increases and continued information technology projects.

Restructuring

		Increase (decrease) compared to prior fiscal year			Increase (decrease) compared to prior fiscal year
	Fiscal 2007	$	%	Fiscal 2006	$	%	Fiscal 2005
	(in millions)
Restructuring	$—	$—	—	$—	$(26.7)	(100)%	$26.7

During the fourth quarter of fiscal 2004, we implemented a restructuring plan involving the elimination of employee positions and the closure of a number of offices worldwide at a total cost of $27.5 million (“Fiscal 2004 Plan”). This plan was designed to improve efficiencies across the organization, reduce operating expense levels to help achieve our targeted operating margins and redirect resources to product development, sales development and other critical areas. The actions approved under the Fiscal 2004 Plan were completed during the fourth quarter of fiscal 2005.

During the second quarter of fiscal 2002, the Board of Directors approved a formal restructuring plan that included employee terminations and the closure of certain facilities worldwide (“Fiscal 2002 Plan”). The remaining outstanding liabilities under this plan relate to ongoing lease termination costs for outstanding operating lease agreements which began expiring in fiscal 2007 and will continue to expire through fiscal 2015.

During fiscal 2005, we recorded net restructuring charges of $26.7 million, of which $23.7 million related to the Fiscal 2004 Plan. Of this amount, $19.8 million related to employee termination costs for 316 employees worldwide (186 in the United States and 130 outside the United States) and $3.9 million related to the closure of facilities. Also, we recorded net restructuring charges of approximately $3.0 million for additional office closure costs originally established under the fiscal 2002 restructuring plan. Since the office closures in fiscal 2002, there has been a significant downturn in the commercial real estate market, particularly in areas of the United Kingdom where some of the offices are located. As such, Autodesk is unable to either buy out the remaining lease obligations at favorable amounts or sub-lease the space at amounts previously estimated.

For additional information regarding restructuring reserves, see Note 6, “Restructuring Reserves,” in the Notes to Consolidated Financial Statements.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net (in millions):

	2007	2006	2005
	(in millions)
Interest and investment income, net	$20.7	$13.2	$7.2
Interest expense	(2.1)	—	—
Foreign-based stamp taxes	—	—	(2.8)
Loss from unconsolidated subsidiary	(4.3)	—	—
Recovery of acquisition-related escrow	2.2	—	—
Gains (losses) on foreign currency transactions	(0.3)	(0.7)	0.8
Legal proceeding settlement	—	—	2.4
Net realized gains on sales of marketable securities	—	—	0.5
Other income	0.6	0.7	3.3

	$16.8	$13.2	$11.4

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during fiscal 2007 as compared to fiscal 2006 reflects proportionately higher interest rate yields and cash balances during the current fiscal year. The increase in interest and investment income, net, during fiscal 2006 as compared to fiscal 2005 reflects proportionately higher interest rate yields during 2006 when compared with 2005.

During fiscal 2007 we also received a $2.1 million recovery of funds from an escrow account established for a prior acquisition. In addition, our 28% ownership interest in Hanna Strategies is accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the loss from unconsolidated subsidiary represents our 28% ownership interest in Hanna’s results of operations.

During the second quarter of fiscal 2005, we determined that certain money market fund investments were subject to $2.8 million of Swiss transfer stamp taxes from the third quarter of fiscal 2001 through the second quarter of fiscal 2005. We determined that this adjustment was not material to previously reported periods.

During the second quarter of 2005, we received a legal proceeding settlement of $2.4 million as part of a court settlement related to legal proceedings with Spatial Corp. During October 2003, Spatial was ordered to reimburse Autodesk for attorneys’ fees and trial costs.

Provision for income taxes

Autodesk accounts for income taxes and the related accounts under the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate increased by six percentage points from fiscal 2006 to fiscal 2007. The increase was primarily the result of non-deductible SFAS 123R expense and a reduction in tax benefits, as a percentage of pre-tax earnings, from the repatriation of certain foreign dividends at a rate lower than the 35% Federal statutory rate under the American Jobs Creation Act of 2004 (“DRD Legislation”). The DRD Legislation was not available during fiscal 2007.

Our effective tax rate increased by six percentage points from fiscal 2005 to fiscal 2006. The increase was primarily the result of a reduction in tax benefits, as a percentage of pre-tax earnings, from (1) the lapse of the statute of limitations, which resulted in the release of tax reserves with respect to prior tax years, and (2) the repatriation of certain foreign dividends at a rate lower than the 35% Federal statutory rate under the DRD Legislation. The increase to the effective tax rate was also partially offset by an increase in tax benefits from international profits taxed at rates less than the U.S. Federal statutory rate.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN 48, companies are required to recognize the benefit from a tax position only if it is “more likely than not” that the tax position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarified how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on our assessment, we recorded an increase to opening retained earnings during the first quarter of fiscal 2008 for tax benefits not previously recognized of approximately $26 million as a result of adopting FIN 48.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings which are taxed at rates different from the Federal statutory rate, research credits, phase out of extraterritorial income exclusion, SFAS 123R, FIN 48, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At January 31, 2007, we had net deferred tax assets of $137.9 million. Realization of these assets is dependent on our ability to generate approximately $519 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

For additional information regarding our income tax provision, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Quarterly Financial Information

The following tables set forth a summary of Autodesk’s quarterly financial information for each of the four quarters in fiscal 2007 and 2006 (in millions, except per share data):

2007	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenues:
License and other	$349.4	$345.5	$346.3	$374.7	$1,415.9
Maintenance	86.6	104.1	110.5	122.7	423.9

Total net revenues	436.0	449.6	456.8	497.4	1,839.8

Costs and expenses:
Cost of license and other revenues	47.5	53.6	54.5	52.3	207.9
Cost of maintenance revenues	2.4	2.2	1.8	2.3	8.7
Marketing and sales	170.4	167.5	177.1	181.1	696.1
Research and development	99.4	98.0	108.9	100.0	406.3
General and administrative	57.0	26.2	45.9	42.0	171.1

Total costs and expenses	376.7	347.5	388.2	377.7	1,490.1

Income from operations	59.3	102.1	68.6	119.7	349.7
Interest and other income, net	3.5	2.8	6.0	4.5	16.8

Income before income taxes	62.8	104.9	74.6	124.2	366.5
Income tax (provision) benefit	(14.3)	(18.1)	(16.6)	(27.8)	(76.8)

Net income	$48.5	$86.8	$58.0	$96.4	$289.7

Basic net income per share	$0.21	$0.38	$0.25	$0.42	$1.26

Diluted net income per share	$0.20	$0.36	$0.24	$0.40	$1.19

Shares used in computing basic net income per share	230.3	230.5	230.9	231.2	230.7

Shares used in computing diluted net income per share	244.7	243.1	242.0	243.9	243.2

2006	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
Net revenues:
License and other	$299.4	$312.9	$308.7	$340.8	$1,261.8
Maintenance	59.7	63.9	72.8	79.0	275.4

Total net revenues	359.1	376.8	381.5	419.8	1,537.2

Costs and expenses:
Cost of license and other revenues	38.7	39.8	40.9	38.6	158.0
Cost of maintenance revenues	4.8	4.7	1.6	2.0	13.1
Marketing and sales	128.0	134.6	136.9	156.5	556.0
Research and development	66.4	73.5	74.3	89.0	303.2
General and administrative	27.6	32.8	32.6	35.4	128.4

Total costs and expenses	265.5	285.4	286.3	321.5	1,158.7

Income from operations	93.6	91.4	95.2	98.3	378.5
Interest and other income, net	3.0	2.8	3.2	4.2	13.2

Income before income taxes	96.6	94.2	98.4	102.5	391.7
Income tax (provision) benefit	(18.8)	(17.5)	(2.7)	(19.1)	(58.1)

Net income	$77.8	$76.7	$95.7	$83.4	$333.6

Basic net income per share	$0.34	$0.34	$0.42	$0.36	$1.46

Diluted net income per share	$0.31	$0.31	$0.38	$0.33	$1.35

Shares used in computing basic net income per share	227.7	228.7	229.6	229.7	229.0

Shares used in computing diluted net income per share	249.3	250.3	249.5	251.5	247.5

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The following tables present the effects of adjustments made to our previously reported quarterly financial information as of January 31, 2006 (in millions, except per share data):

2006	4th quarter			3rd quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
Net revenues:
License and other	$336.5	$4.3	$340.8	$304.4	$4.3	$308.7
Maintenance	80.3	(1.3)	79.0	73.9	(1.1)	72.8

Total net revenues	416.8	3.0	419.8	378.3	3.2	381.5

Costs and expenses:
Cost of license and other revenues	38.5	0.1	38.6	40.8	0.1	40.9
Cost of maintenance revenues	2.0	—	2.0	1.6	—	1.6
Marketing and sales	156.0	0.5	156.5	136.4	0.5	136.9
Research and development	88.7	0.3	89.0	74.0	0.3	74.3
General and administrative	34.3	1.1	35.4	32.5	0.1	32.6
Restructuring	—	—	—	—	—	—

Total costs and expenses	319.5	2.0	321.5	285.3	1.0	286.3

Income from operations	97.3	1.0	98.3	93.0	2.2	95.2
Interest and other income, net	4.2	—	4.2	3.2	—	3.2

Income before income taxes	101.5	1.0	102.5	96.2	2.2	98.4
Income tax (provision) benefit	(18.5)	(0.6)	(19.1)	(1.7)	(1.0)	(2.7)

Net income	$83.0	$0.4	$83.4	$94.5	$1.2	$95.7

Basic net income per share	$0.36	$—	$0.36	$0.41	$0.01	$0.42

Diluted net income per share	$0.33	$—	$0.33	$0.38	$—	$0.38

Shares used in computing basic net income per share	229.7	—	229.7	229.6	—	229.6

Shares used in computing diluted net income per share	251.5	—	251.5	249.5	—	249.5

	2nd quarter			1st quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
Net revenues:
License and other	$309.4	$3.5	$312.9	$296.4	$3.0	$299.4
Maintenance	63.6	0.3	63.9	58.7	1.0	59.7

Total net revenues	373.0	3.8	376.8	355.1	4.0	359.1

Costs and expenses:
Cost of license and other revenues	39.8	—	39.8	38.7	—	38.7
Cost of maintenance revenues	4.7	—	4.7	4.8	—	4.8
Marketing and sales	134.0	0.6	134.6	127.4	0.6	128.0
Research and development	73.0	0.5	73.5	65.9	0.5	66.4
General and administrative	32.6	0.2	32.8	27.7	(0.1)	27.6
Restructuring	—	—	—	—	—	—

Total costs and expenses	284.1	1.3	285.4	264.5	1.0	265.5

Income from operations	88.9	2.5	91.4	90.6	3.0	93.6
Interest and other income, net	2.8	—	2.8	3.0	—	3.0

Income before income taxes	91.7	2.5	94.2	93.6	3.0	96.6
Income tax (provision) benefit	(16.4)	(1.1)	(17.5)	(17.5)	(1.3)	(18.8)

Net income	$75.3	$1.4	$76.7	$76.1	$1.7	$77.8

Basic net income per share	$0.33	$0.01	$0.34	$0.33	$0.01	$0.34

Diluted net income per share	$0.30	$0.01	$0.31	$0.31	$—	$0.31

Shares used in computing basic net income per share	228.7	—	228.7	227.7	—	227.7

Shares used in computing diluted net income per share	250.3	—	250.3	249.3	—	249.3

(1)	See Note 2. “Restatement of Consolidated Financial Statement.”

The following table summarizes the impact of the restatement on each line item of our interim condensed consolidated balance sheets during the fiscal year ended January 31, 2006 (in millions):

	4th quarter			3rd quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$287.2	$—	$287.2	$390.9	$—	$390.9
Marketable securities	90.3	—	90.3	157.1	—	157.1
Accounts receivable, net	261.4	—	261.4	201.8	—	201.8
Inventories	14.2	—	14.2	15.1	—	15.1
Deferred income taxes	64.4	—	64.4	68.9	—	68.9
Prepaid expenses and other current assets	29.3	—	29.3	26.1	—	26.1

Total current assets	746.8	—	746.8	859.9	—	859.9
Computer equipment, software, furniture and leasehold improvements, net	61.4	—	61.4	60.1	—	60.1
Purchased technologies, net	49.8	—	49.8	16.2	—	16.2
Goodwill	318.2	—	318.2	194.7	—	194.7
Deferred income taxes, net	129.2	(5.0)	124.2	141.4	(3.7)	137.7
Other assets	55.4	—	55.4	18.3	—	18.3

	$1,360.8	$(5.0)	$1,355.8	$1,290.6	$(3.7)	$1,286.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56.4	$—	$56.4	$62.4	$—	$62.4
Accrued compensation	121.3	—	121.3	102.0	—	102.0
Accrued income taxes	10.8	—	10.8	40.3	—	40.3
Deferred revenues	249.8	(19.1)	230.7	210.7	(16.1)	194.6
Other accrued liabilities	68.6	—	68.6	48.0	—	48.0

Total current liabilities	506.9	(19.1)	487.8	463.4	(16.1)	447.3
Deferred revenues	35.8	—	35.8	32.5	—	32.5
Other liabilities	26.8	2.4	29.2	17.7	1.6	19.3
Commitments and contingencies (Note 8)	—	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock and additional paid-in capital	773.7	30.1	803.8	752.7	30.9	783.6
Accumulated other comprehensive loss	(7.4)	—	(7.4)	(7.7)	—	(7.7)
Deferred compensation	(6.1)	(4.0)	(10.1)	(0.3)	(5.1)	(5.4)
Retained earnings	31.1	(14.4)	16.7	32.3	(15.0)	17.3

Total stockholders’ equity	791.3	11.7	803.0	777.0	10.8	787.8

	$1,360.8	$(5.0)	$1,355.8	$1,290.6	$(3.7)	$1,286.9

	2nd quarter			1st quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$478.7	$—	$478.7	$518.1	$—	$518.1
Marketable securities	42.8	—	42.8	19.7	—	19.7
Accounts receivable, net	202.4	—	202.4	190.2	—	190.2
Inventories	14.3	—	14.3	14.7	—	14.7
Deferred income taxes	43.3	—	43.3	25.6	—	25.6
Prepaid expenses and other current assets	24.5	—	24.5	28.4	—	28.4

Total current assets	806.0	—	806.0	796.7	—	796.7
Computer equipment, software, furniture and leasehold improvements, net	61.1	—	61.1	65.6	—	65.6
Purchased technologies, net	16.2	—	16.2	10.3	—	10.3
Goodwill	188.7	—	188.7	172.4	—	172.4
Deferred income taxes, net	93.0	(4.4)	88.6	116.8	(3.0)	113.8
Other assets	16.9	—	16.9	15.8	—	15.8

	$1,181.9	$(4.4)	$1,177.5	$1,177.6	$(3.0)	$1,174.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.7	$—	$62.7	$61.2	$—	$61.2
Accrued compensation	89.1	—	89.1	72.9	—	72.9
Accrued income taxes	22.8	—	22.8	53.7	—	53.7
Deferred revenues	206.3	(12.9)	193.4	202.1	(9.1)	193.0
Other accrued liabilities	54.2	—	54.2	47.0	—	47.0

Total current liabilities	435.1	(12.9)	422.2	436.9	(9.1)	427.8
Deferred revenues	25.2	—	25.2	20.0	—	20.0
Other liabilities	9.3	1.6	10.9	9.9	1.6	11.5
Commitments and contingencies (Note 8)	—	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock and additional paid-in capital	689.9	29.4	719.3	664.7	30.1	694.8
Accumulated other comprehensive loss	(8.5)	—	(8.5)	(3.3)	—	(3.3)
Deferred compensation	(0.4)	(6.4)	(6.8)	(0.1)	(8.1)	(8.2)
Retained earnings	31.3	(16.1)	15.2	49.5	(17.5)	32.0

Total stockholders’ equity	712.3	6.9	719.2	710.8	4.5	715.3

	$1,181.9	$(4.4)	$1,177.5	$1,177.6	$(3.0)	$1,174.6

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2. “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements. In addition, we have restated the pro forma expense under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended January 31, 2006 and January 31, 2005.

Liquidity and Capital Resources

Our primary source of cash is from the sale of our products. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and to invest in our growth initiatives through business acquisitions. See further discussion of these items below.

At January 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $777.9 million and net accounts receivable of $301.3 million. In addition, we also have a U.S. line of credit facility which was established during fiscal 2006. This line of credit permits unsecured short-term borrowings of up to $100 million, which is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Because the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934 during the second half of fiscal 2007, the company was in violation of its financial reporting covenant. Autodesk received a waiver from the borrowing institution for the period that it was not in compliance with the covenant. Autodesk pays a quarterly commitment fee, ranging between $25,000 and $62,500, to maintain this facility. This facility, which matures in August 2007, had no borrowings outstanding at January 31, 2007.

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $27.2 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans as of January 31, 2007. See Note 5, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the impact of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to reduce our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during fiscal 2007 were the euro, Swiss franc, Canadian dollar, British pound and Japanese yen. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at January 31, 2007.

	Total	FY 2008	FY 2009-2010	FY 2011-2012	Thereafter
	(in millions)
Operating lease obligations	$157.8	$41.7	$58.8	$31.9	$25.4
Purchase obligations	37.0	37.0	—	—	—

Total(1)	$194.8	$78.7	$58.8	$31.9	$25.4

(1)	Total does not include contractual obligations recorded on the balance sheet or certain purchase obligations as discussed below.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Purchase orders or contracts for the purchase of supplies, services and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies, services or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, in most instances, the obligations under these contracts were not significant and the contracts contain clauses allowing for cancellation without significant penalty. In addition, we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenues, was $16.8 million, $12.1 million and $9.2 million in fiscal 2007, 2006 and 2005, respectively.

Principal commitments at January 31, 2007 shown above consist of obligations under operating leases for facilities and computer equipment, IT infrastructure costs, marketing costs and contractual development costs. Purchase commitments also include $28.8 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time elapses during the five-year contract period.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

As of January 31, 2007, we maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors (“Board”): the 2006 Employee Stock Plan (available only to employees) and the 2000 Directors’ Option Plan (available only to non-employee directors). Additionally, there are eight expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006. In connection with our past acquisitions, we have sometimes issued replacement options to employees of the acquired companies. The 2006 Employee Stock Plan reserves 9.65 million shares of Autodesk common stock, plus the shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. The 2006 Employee Stock Plan, which will expire in fiscal year 2009, is limited to grants of stock options to employees. At January 31, 2007, 8.0 million shares were available for future issuance under this plan.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 84% of the options we granted during fiscal 2007 were awarded to employees other than our CEO, CFO and the three other most highly compensated officers for fiscal 2006, which we refer to as our Named Executive Officers. Options granted under our equity plans during fiscal 2007 vest over periods ranging from one to five years and expire within six to ten years of the date of grant. Options granted prior to fiscal 2006 expire within ten years of the date of grant. Since March 2005, the exercise price of stock options granted was equal to the closing price of our common stock on the NASDAQ Global Select Market on the grant date. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

All stock option grants to executive officers are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation and Human Resources Committee are independent directors, as defined by the listing standards of the NASDAQ Global Select Market. Grants to our non-employee directors are non-discretionary and are pre-determined by the terms of the 2000 Directors’ Option Plan.

For further information concerning Autodesk’s policies and procedures regarding the use of stock options, see (a) “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of this Form 10-K, (b) “Equity Compensation Plan Information,” and (c) “Compensation Discussion and Analysis” in Part III, Item 11, “Executive Compensation.”

On September 18, 2006, our Board of Directors approved an amendment to certain stock option agreements issued pursuant to any of our stock option plans where the optionee has terminated or may terminate his or her employment or service with us and whose outstanding options to purchase our common stock would otherwise expire before, or within 30 days after, we become current in our reporting obligations under the Securities and Exchange Act of 1934. On November 30, 2006, our Board of Directors approved an amendment to extend the expiration dates of certain stock option agreements which were scheduled to expire on December 12, 2006 and which could not be exercised while we were not current in our reporting obligations with the SEC. Stock-based compensation expense of $10.4 million was recognized in fiscal 2007 as a result of these modifications.

In addition to our stock option plans, our employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”, “ESP Plan” or “ESPP”). Eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2007, 18.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total outstanding shares plus any shares repurchased by Autodesk during the prior fiscal year. We typically issue shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018.

Due to the Company’s voluntary stock option review during fiscal 2007, we were not current with our reporting obligations under the Securities and Exchange Act of 1934 during the second half of fiscal 2007. As a result, we were unable to issue shares under the ESPP during the second half of fiscal 2007. Stock-based compensation expense as a result of the cancellation of the September 30 purchase of $6.1 million that would have been recognized over future periods was recognized during the third quarter of fiscal 2007. Autodesk issued 0.8 million shares at an average price of $22.46 per share in fiscal 2007, 1.9 million shares at an average price of $17.99 per share in fiscal 2006, and 4.6 million shares at an average price of $5.73 per share in fiscal 2005. On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESPP while the Company was not current in its reporting obligations under the Securities Exchange Act of 1934. In general, this amendment provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a cash bonus of $8.8 million on September 18, 2006 to non-executive employees currently enrolled in the ESPP at that date. This bonus was designed to approximate the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market.

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

Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2007 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2007 would increase the fair value of our forward exchange and option contracts by $0.4 million. A hypothetical 10% depreciation of the dollar from its value at January 31, 2007 would increase the fair value of our forward exchange and option contracts by $0.9 million. The results of the sensitivity analysis performed on our hedging portfolio as of January 31, 2006 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2006 would have increased the fair value of our forward exchange and option contracts by $5.5 million and a hypothetical 10% depreciation of the dollar from its value at January 31, 2006 would have decreased the fair value of our forward exchange and option contracts by $2.2 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

At January 31, 2007, we had an investment portfolio of fixed income securities and short term mutual fund balances of $112.0 million. These securities were not subject to interest rate fluctuations. At January 31, 2006, we had an investment portfolio of $90.3 million consisting of fixed income securities and short term mutual fund balances which were not subject to interest rate fluctuations. The short-term mutual fund balances included $27.2 million at January 31, 2007 and $22.4 million at January 31, 2006 of amounts held in a rabbi trust under deferred compensation arrangements. See Note 5, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
	(In millions)
Net revenues:
License and other	$1,415.9	$1,261.8	$1,065.3
Maintenance	423.9	275.4	173.6

Total net revenues	1,839.8	1,537.2	1,238.9

Costs and expenses:
Cost of license and other revenues	207.9	158.0	152.7
Cost of maintenance revenues	8.7	13.1	17.0
Marketing and sales	696.1	556.0	464.7
Research and development	406.3	303.2	241.5
General and administrative	171.1	128.4	104.6
Restructuring	—	—	26.7

Total costs and expenses	1,490.1	1,158.7	1,007.2

Income from operations	349.7	378.5	231.7
Interest and other income, net	16.8	13.2	11.4

Income before income taxes	366.5	391.7	243.1
Income tax (provision) benefit	(76.8)	(58.1)	(22.0)

Net income	$289.7	$333.6	$221.1

Basic net income per share	$1.26	$1.46	$0.97

Diluted net income per share	$1.19	$1.35	$0.90

Shares used in computing basic net income per share	230.7	229.0	227.0

Shares used in computing diluted net income per share	243.2	247.5	247.0

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2007	January 31, 2006
		As Restated(1)
	(In millions)
ASSETS

Current assets:
Cash and cash equivalents	$665.9	$287.2
Marketable securities	112.0	90.3
Accounts receivable, net	301.3	261.4
Inventories	5.5	14.2
Deferred income taxes	78.1	64.4
Prepaid expenses and other current assets	26.9	29.3

Total current assets	1,189.7	746.8

Computer equipment, software, furniture and leasehold improvements, net	65.6	61.4
Purchased technologies, net	51.3	49.8
Goodwill	355.3	318.2
Deferred income taxes, net	59.8	124.2
Other assets	75.8	55.4

	$1,797.5	$1,355.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$61.0	$56.4
Accrued compensation	120.7	121.3
Accrued income taxes	23.6	10.8
Deferred revenues	311.4	230.7
Other accrued liabilities	57.5	68.6

Total current liabilities	574.2	487.8

Deferred revenues	67.4	35.8
Other liabilities	40.9	29.2

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 shares authorized; none issued or outstanding at
January 31, 2007 and 2006	—	—
Common stock and additional paid-in capital, non-convertible, $0.01 par value; 750.0 shares authorized; 231.1 shares outstanding at January 31, 2007 and 229.6 shares outstanding at January 31, 2006	908.3	803.8
Accumulated other comprehensive loss	(3.6)	(7.4)
Deferred compensation	—	(10.1)
Retained earnings	210.3	16.7

Total stockholders’ equity	1,115.0	803.0

	$1,797.5	$1,355.8

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
	(In millions)
Operating Activities
Net income	$289.7	$333.6	$221.1
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	9.1	—
Depreciation and amortization	53.5	43.7	51.9
Stock-based compensation expense	94.3	4.6	11.9
Net loss on fixed asset disposals	—	0.1	0.6
Tax benefits from employee stock plans	5.1	124.6	112.5
Restructuring related charges, net	1.1	—	9.2
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(39.8)	(45.8)	(30.0)
Inventories	8.7	(1.0)	4.8
Deferred income taxes	40.1	(84.0)	(100.8)
Prepaid expenses and other current assets	2.3	0.3	(1.3)
Accounts payable and accrued liabilities	2.4	(14.4)	40.6
Deferred revenues	107.1	71.7	61.9
Accrued income taxes	12.1	(27.3)	(9.1)

Net cash provided by operating activities	576.6	415.2	373.3

Investing Activities
Purchases of available-for-sale marketable securities	(345.0)	(279.3)	(259.6)
Sales and maturities of available-for-sale marketable securities	325.2	204.0	490.3
Business combinations, net of cash acquired	(52.5)	(242.1)	(11.8)
Capital and other expenditures	(35.3)	(20.5)	(40.8)
Purchases of software technologies and capitalization of software development costs	—	—	(1.6)
Acquisition of equity investment	(12.5)	—	—
Other investing activities	2.3	(0.1)	(0.9)

Net cash provided by (used in) investing activities	(117.8)	(338.0)	175.6

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	74.2	144.6	242.2
Repurchases of common stock	(154.4)	(446.6)	(546.3)
Excess benefits from stock-based compensation	—	—	—
Dividends paid	—	(3.4)	(13.5)
Other financing activities	—	(0.2)	(0.2)

Net cash used in financing activities	(80.2)	(305.6)	(317.8)

Effect of exchange rate changes on cash and cash equivalents	0.1	(2.1)	4.4

Net increase (decrease) in cash and cash equivalents	378.7	(230.5)	235.5
Cash and cash equivalents at beginning of year	287.2	517.7	282.2

Cash and cash equivalents at end of period	$665.9	$287.2	$517.7

Supplemental cash flow information:
Net cash paid during the period for income taxes	$14.7	$44.2	$16.5

Supplemental non-cash investing activity:
Accounts receivable and other receivable reductions as partial consideration in business combinations	$—	$2.4	$—

Increase in goodwill and corresponding decrease in other accrued liabilities resulting from adjustments to purchase accounting estimates.	$2.5	$—	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock and additional paid-in capital		Comprehensive Income	Accumulated other comprehensive income (loss)
	Shares	Amount			Deferred compensation	Retained earnings	Total stockholders’ equity
		As Restated(1)	As Restated(1)		As Restated(1)	As Restated(1)	As Restated(1)
	(In millions)
Balances, January 31, 2004, as previously reported	223.4	$473.7		$(4.7)	$(0.5)	$153.1	$621.6
Adjustments to opening shareholders’ equity	—	27.1	—	—	(9.2)	(18.7)	(0.8)

Balances, January 31, 2004, as restated	223.4	500.8	—	(4.7)	(9.7)	134.4	620.8
Common shares issued under stock option and stock purchase plans	30.1	242.2			(9.5)		232.7
Compensation expense related to stock options		11.9			8.7		20.6
Tax benefits from employee stock plans		112.5					112.5
Comprehensive income:
Net income			$221.1			221.1	221.1
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities			(1.5)
Foreign currency translation adjustment			3.4

Other comprehensive income			1.9	1.9			1.9

Comprehensive income			$223.0

Dividends paid						(13.5)	(13.5)
Repurchase and retirement of common shares	(25.9)	(211.2)				(335.1)	(546.3)

Balances, January 31, 2005	227.6	656.2		(2.8)	(10.5)	6.9	649.8
Common shares issued under stock option and stock purchase plans	13.7	144.6			(5.8)		138.8
Compensation expense related to stock options		4.6			6.2		10.8
Tax benefits from employee stock plans		124.6					124.6
Comprehensive income:
Net income			$333.6			333.6	333.6

Foreign currency translation adjustment			(4.6)	(4.6)			(4.6)

Comprehensive income			$329.0

Dividends paid						(3.4)	(3.4)
Repurchase and retirement of common shares	(11.7)	(126.2)				(320.4)	(446.6)

Balances, January 31, 2006	229.6	803.8		(7.4)	(10.1)	16.7	803.0
Common shares issued under stock option and stock purchase plans	5.7	74.2					74.2
Compensation expense related to stock options		94.3					94.3
Reclassifications required by SFAS 123R		(10.8)			10.1		(0.7)
Tax benefits from employee stock plans		5.1					5.1
Comprehensive income:
Net income			$289.7			289.7	289.7
Foreign currency translation adjustment			3.8	3.8			3.8

Comprehensive income			$293.5

Repurchase and retirement of common shares	(4.2)	(58.3)				(96.1)	(154.4)

Balances, January 31, 2007	231.1	908.3		(3.6)	—	210.3	1,115.0

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

(In millions, except share and per share data)

Note 1.	Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is one of the world’s leading design software and services companies, offering customers progressive business solutions through powerful technology products and services. The Company helps customers in the building, manufacturing, infrastructure and digital media markets by offering them solutions that enable them to design and visualize their ideas, and use simulation to experience how they will work in the real world, increasing innovation and competitive advantage. Autodesk software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

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

Examples of significant estimates and assumptions made by management involve the determination of the fair value of stock awards to employees and directors (See “Employee Stock-Based Compensation” within this Note 1 and Note 3, “Employee and Director Benefit Plans,” for further discussion), the establishment of provisions for bad debts, product returns, the realizability of deferred tax assets and long-lived assets, goodwill valuation, legal settlement reserves and the adequacy of lease termination and employee termination-related restructuring accruals.

Foreign Currency Translation

The assets and liabilities of Autodesk’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are recorded as other comprehensive income.

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the foreign subsidiary’s functional currency, are included in interest and other income, net.

Forward Foreign Exchange Contracts (“Forwards”) and Option Contracts (“Options”)

Autodesk hedges a portion of its European, Asian and Canadian currency exposures in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options. These foreign currency instruments by policy have maturities of less than three months.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The costs of forwards are amortized on a straight-line basis over the life of the contract to interest and other income, net, while option premiums are expensed within the quarter due to the short-term life of the options.

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

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Autodesk classifies all of its marketable securities as available-for-sale and carries such securities at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity. For additional information, see Note 14, “Financial Instruments.”

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2007	2006
Trade accounts receivable	$341.5	$288.7
Less: Allowance for doubtful accounts	(9.9)	(8.2)
Less: Product returns and other reserves	(30.3)	(19.1)

	$301.3	$261.4

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

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer. Approximately 26% and 40% of Autodesk’s consolidated cash, cash equivalents and

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketable securities were held with financial institutions in the United States at January 31, 2007 and 2006, respectively. Cash held in the Other Americas; Europe, Middle East and Africa; and Asia/Pacific regions accounted for 2%, 48% and 24% of total consolidated cash, cash equivalents and marketable securities, respectively, at January 31, 2007. Cash held in the Other Americas; Europe, Middle East and Africa; and Asia/Pacific regions accounted for 4%, 35% and 21% of total consolidated cash, cash equivalents and marketable securities, respectively, at January 31, 2006.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; Europe, Middle East and Africa; and Asia/Pacific regions. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. Tech Data Corporation, including its affiliates, accounted for 16% and 13% of gross accounts receivable at January 31, 2007 and 2006, respectively. In fiscal 2007, 2006 and 2005, total sales to Tech Data Corporation, including its affiliates, accounted for 12%, 11% and 12% of Autodesk’s consolidated net revenues, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Design Solutions Segment.

Inventories

Inventories consisted of the following as of January 31:

	2007	2006
Raw materials and finished goods, net	$3.9	$11.9
Demonstration inventory, net	1.6	2.3

	$5.5	$14.2

Inventories are stated at the lower of standard cost (determined on the first-in, first-out method) or market. Autodesk evaluates quantities on hand and estimates excess and obsolete inventory for purposes of establishing necessary reserves.

Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $31.0 million in fiscal 2007, $33.8 million in fiscal 2006 and $36.2 million in fiscal 2005.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2007	2006
Computer equipment, software and furniture, at cost	$224.4	$208.0
Leasehold improvements, at cost	43.0	35.0

	267.4	243.0
Less: Accumulated depreciation	(201.8)	(181.6)

Computer equipment, software, furniture and other leasehold improvements, net	$65.6	$61.4

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the expected useful life of the software, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a one year period, if material. Autodesk had no capitalized software development costs at January 31, 2007 and January 31, 2006.

Purchased Technologies, Net

Purchased technologies are amortized over the estimated economic life of the product, which ranges from one to seven years. Amortization expense, which is included as a component of cost of revenues, was $12.9 million in fiscal 2007, $8.2 million in fiscal 2006 and $15.7 million in fiscal 2005.

Purchased technologies and related accumulated amortization at January 31 were as follows:

	2007	2006
Purchased technologies	$199.4	$185.2
Less: Accumulated amortization	(148.1)	(135.4)

Purchased technologies, net	$51.3	$49.8

The weighted average amortization period for purchased technologies acquired during fiscal 2007 was 5.3 years.

Expected future amortization expense for purchased technologies for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
2008	$13.1
2009	11.5
2010	10.0
2011	9.0
2012	7.6
Thereafter	0.1

Total	$51.3

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Autodesk assigns goodwill to the segment associated with each business combination. As required under Statement of Financial Accounting Standards No. 142 “Goodwill and Other

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets,” Autodesk no longer amortizes goodwill but instead tests it for impairment annually in the fourth quarter or more often if and when circumstances indicate potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on the conclusion as to whether goodwill assets are impaired or the amount of the impairment charge. Impairment charges, if any, result from instances where the fair value of net assets associated with goodwill are less than their carrying values. There was no impairment of goodwill during the year ended January 31, 2007.

The changes in the carrying amount of goodwill during the years ended January 31, 2007 and 2006 are as follows:

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2005	$159.0	$7.6	$166.6
Alias Systems acquisition	49.5	73.5	123.0
c-plan AG acquisition	7.0	—	7.0
Colorfront Ltd. acquisition	—	9.4	9.4
Compass Systems GmbH acquisition	5.8	—	5.8
Other acquisitions, effect of foreign currency translation and other	6.4	—	6.4

Balance as of January 31, 2006	227.7	90.5	318.2
Constructware acquisition	35.9	—	35.9
Other acquisitions, purchase accounting adjustments, effect of foreign currency translation and other	(3.8)	5.0	1.2

Balance as of January 31, 2007	$259.8	$95.5	$355.3

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocation during fiscal 2007.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. There was no impairment of long-lived assets during the year ended January 31, 2007.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from net operating losses including stock option deductions taken in fiscal years prior to fiscal 2007, as well as tax credits, reserves and deductible temporary differences offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and taxable temporary differences for purchased technologies and capitalized software. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount “more likely than not” expected to be realized in accordance with SFAS 109.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s Consolidated Statements of Income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.

Autodesk adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of the Company’s fiscal 2007 year. The Company’s consolidated financial statements for fiscal year 2007 reflect our adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been revised for, and do not include, compensation expense calculated under SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense has been recognized in Autodesk’s consolidated financial statements primarily as a result of the Company’s Monthly Date Selection Process that was applied to stock option grants to non-executive employees during the period July 2000 through February 2005. This process resulted in the granting of stock option awards with exercise prices below the fair market value on the option measurement date. As of March 2005, the Company no longer follows the Monthly Date Selection Process. See Note 2, “Restatement of Consolidated Financial Statements” for further discussion of this matter.

Autodesk uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as a method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes, the method used in determining diluted shares, the application of a pre-vesting forfeiture rate against both pre- and post-adoption grants, and additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of SAB 107 was applied in connection with the Company’s implementation and adoption of SFAS 123R.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of adopting SFAS 123R on stock-based compensation expense related to employee stock options and employee stock purchases for fiscal 2007, which was recorded as follows:

Fiscal Year Ended January 31, 2007
Cost of license and other revenues	$5.4
Marketing and sales	41.9
Research and development	30.1
General and administrative	16.9

Stock-based compensation expense related to employee options and employee stock purchases	94.3
Tax benefit	(22.8)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$71.5

Reduction of net income per share:
Basic	$0.31

Diluted	$0.29

The weighted average grant date fair value of stock options granted during fiscal 2007 was $13.25 per share. As of January 31, 2007, $87.5 million of total compensation cost related to non-vested stock option awards not yet recognized is expected to be recognized over a weighted average period of 1.65 years. The weighted average estimated fair value of shares granted under the ESP Plan was $12.21 per share for fiscal 2007.

Autodesk uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Fiscal 2007
	Stock Option Plans	ESP Plan
Range of expected volatilities	0.36 – 0.39	0.37 – 0.40
Range of expected lives (in years)	2.5 – 4.4	0.5 – 2.0
Expected dividends	0%	0%
Range of risk-free interest rates	4.58% – 5.13%	4.67% – 5.01%
Expected forfeitures	13.1%	7.0%

Autodesk estimates expected volatility for options granted under the Company’s stock option plans and ESP Plan awards based on two measures. One is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock. Autodesk uses a third-party valuation services firm to assist in estimating the expected life of options granted under the Company’s stock option plans. In estimating the expected term, both exercise behavior and post-vesting termination behavior were included in the analysis, as well as consideration of outstanding options. The Company estimates the expected term of share purchases under the ESP Plan based upon each future scheduled purchase date. Effective after the dividend on the Company’s common stock for the fourth quarter of fiscal 2005, which was paid in April 2006, Autodesk discontinued

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of cash dividends. Autodesk does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option valuation model. The risk- free interest rate used in the Black-Scholes option valuation model for options granted under the Company’s stock option plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining terms. In addition to the assumptions used in the Black-Scholes pricing model, SFAS 123R requires that the Company recognize expense only for the awards that are ultimately expected to vest. Therefore Autodesk is required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all share-based awards. Autodesk estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2007, Autodesk accounted for forfeitures as they occurred.

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

The following table illustrates the pro forma effect on net income and net income per share if Autodesk had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in fiscal 2006 and fiscal 2005:

	Fiscal Year Ended January 31,
	2006	2005
	As Restated(1)	As Restated(1)
Net income—as reported	$333.6	$221.1
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported(2)	3.5	5.6
Deduct: Total stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects	(74.2)	(65.6)

Pro forma net income	$262.9	$161.1

Net income per share:
Basic—as reported	$1.46	$0.97

Basic—pro forma	$1.15	$0.71

Diluted—as reported	$1.35	$0.90

Diluted—pro forma	$1.06	$0.65

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
(2)	Includes previously reported stock-based employee compensation cost, net of related tax effects, of $0.4 million and $3.1 million for the fiscal years ended January 31, 2006 and 2005, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted was $13.45 per share for fiscal 2006 and $8.46 per share for fiscal 2005. The weighted average estimated fair value of ESP Plan awards during fiscal 2006 was $14.36 per share and during fiscal 2005 was $9.35 per share.

The weighted average estimated fair values were derived from use of the Black–Scholes model with the following assumptions:

	Fiscal 2006		Fiscal 2005
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.40 – 0.49	0.35 – 0.39	0.43 –0.55	0.43
Range of expected lives (in years)	4.1 – 4.3	0.5 – 2.0	4.3 – 5.0	0.5 – 2.0
Expected dividends	0.0%	0.0%	0.1% –0.4%	0.1% – 0.4%
Range of risk-free interest rates	3.82% – 4.48%	3.14% – 4.18%	3.30% – 3.70%	1.02% – 2.63%

See Note 3, “Employee and Director Benefit Plans,” for further discussion of Autodesk’s stock-based compensation plans.

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. Autodesk’s revenue recognition policies are in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

For multiple element arrangements that include software products, Autodesk allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of the undelivered element, revenue recognition is deferred on the entire sales arrangement until all elements are delivered. Revenue recognition for significant lines of business are discussed further below

Autodesk’s assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If collection is not probable, the revenue will be deferred until the earlier of when collection is deemed probable or cash is received.

License and other revenues are comprised of two components: (1) all forms of product license revenue and (2) other revenue:

All Forms of Product License Revenue

Product license revenue includes: software license revenue from the sale of new seats and upgrades, product revenue for Advanced Systems sales wherein software is bundled with hardware components, and revenue from Autodesk Buzzsaw on-demand collaboration software and service. Revenues from upgrades are generated under the Autodesk Upgrade Program. Autodesk’s existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at the time of upgrade that is based on the number of versions being upgraded. An existing customer also has the option to upgrade to a discipline-specific or 3D product, which generally has a higher price, for a premium fee; we refer to this as a crossgrade.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk’s product license revenues from distributors and resellers are generally recognized at the time title to Autodesk’s product passes to the distributor or reseller, provided all other criteria for revenue recognition are met. Autodesk establishes reserves for product returns based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. These reserves are recorded as a direct reduction of revenue and accounts receivable at the time the related revenue is recognized.

Other Revenue

Other revenues include revenues from consulting, training, Autodesk Developers Network and Advanced Systems customer support Customer consulting and training revenues are recognized over time, as the services are performed.

Maintenance Revenue

Maintenance revenues consist of revenues from the Company’s Subscription Program. Under this program, customers are eligible to receive unspecified upgrades when-and-if-available, downloadable training courses and optional on-line support. Autodesk recognizes revenues from its Subscription Program ratably over the subscription contract periods.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $21.8 million in fiscal 2007, $26.2 million in fiscal 2006 and $14.8 million in fiscal 2005.

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended January 31, 2007. The adoption of SAB 108 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. Autodesk adopted the recognition and disclosure elements of the Statement which did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. In addition, Autodesk adopted the measurement elements of SFAS 158 as of February 1, 2007, the beginning of its fiscal year 2008. The adoption of the measurement elements of SFAS 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. The provisions of SFAS 155 are effective as of the beginning of Autodesk’s 2008 fiscal year. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to fiscal 2006 amounts to conform to the fiscal 2007 presentation. Autodesk reclassified $8.1 million in marketable securities on its Consolidated Balance Sheet at January 31, 2006. This amount was originally classified as a non-current asset, included in “Other assets,” but was subsequently reclassified as a current asset and included in “Marketable securities.” The reclassification resulted from Autodesk’s determination that amounts originally classified as non-current marketable securities were current, available-for-sale marketable securities.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.     Restatement of Consolidated Financial Statements

In this Form 10-K, Autodesk is restating its consolidated balance sheet as of January 31, 2006, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2006 and January 31, 2005 and each of the quarters in fiscal 2006 as a result of a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

This Form 10-K reflects the restatement of our consolidated balance sheet as of January 31, 2006, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2006 and 2005, and each of the quarters in fiscal 2006.

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended January 31, 2006, 2005, 2004 and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended January 31, 2006 and 2005.

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

In addition, we have restated the pro forma expense under SFAS 123 in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended January 31, 2006 and 2005.

All references to the number of option shares, option exercise prices, and share prices in this section have been adjusted for any subsequent stock splits.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the Anomalous Add Grants, Company management determined that the measurement date was the date the individual grant was fixed and unchangeable. This was the date by which the award was likely communicated to the employee. Alternatively, we considered the date on which the employee and relevant grant information were added to the grant list. However, because that date did not necessarily represent a date that the award was either approved or communicated to the employee, the Company’s management rejected that alternative. We Company’s management believes the grant was fixed and unchangeable on the last day in the grant window because this was the day the award was communicated. Changing the measurement dates for the Anomalous Add Grants from the date upon which the terms of the grant were likely communicated to the employee to the date when the grant information was likely added to the grant list would cause the pre-tax compensation charges discussed above to decrease by approximately $1.3 million. Changing the measurement dates for the Anomalous Add Grants from the date upon which the terms of the award were likely communicated to the employee to the highest price in the grant window would cause the pre-tax compensation charges to increase by approximately $2.3 million.

The Company’s management believes that the approaches used for each of the categories were the most appropriate under the circumstances.

Financial Impact of the Restatement

The increase in net revenues and stock-based compensation expense resulting from the restatement is as follows (in millions):

Fiscal Year	Net Revenues	Stock-based Compensation Expense	Tax Effect(1)	Total Adjustments, Net of Tax

1992	$—	$(0.1)	$—	$(0.1)
1993	—	(2.0)	0.7	(1.3)
1994	—	(1.2)	0.4	(0.8)
1995	—	(1.2)	0.4	(0.8)
1996	—	(0.6)	0.2	(0.4)
1997	—	(0.5)	0.2	(0.3)
1998	—	(0.3)	0.1	(0.2)
1999	—	(0.5)	0.2	(0.3)
2000	—	(1.3)	0.2	(1.1)
2001	—	(1.5)	0.2	(1.3)
2002	—	(3.9)	1.1	(2.8)
2003	—	(5.0)	0.8	(4.2)
2004	—	(4.8)	(0.3)	(5.1)

Total 1992 – 2004 impact	—	(22.9)	4.2	(18.7)
2005	5.1	(7.3)	1.8	(0.4)
2006	14.0	(4.6)	(4.7)	4.7

Total:	$19.1	$(34.8)	$1.3	$(14.4)

(1)	Includes $2.5 million of payroll tax expenses.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 was insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Autodesk has also restated the pro forma expense under SFAS 123 in Note 1 “Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended January 31, 2006 and 2005.

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

The adjustments to stock-based compensation, net of related tax effects, as originally reported for annual periods prior to fiscal 2007 are as follows (in millions):

Fiscal Year	Originally Reported	Adjustment	As Restated
1992	$—	$0.1	$0.1
1993	—	1.3	1.3
1994	—	0.8	0.8
1995	—	0.8	0.8
1996	—	0.4	0.4
1997	—	0.3	0.3
1998	—	0.2	0.2
1999	—	0.3	0.3
2000	0.3	1.1	1.4
2001	0.5	1.3	1.8
2002	0.6	2.8	3.4
2003	1.9	4.2	6.1
2004	1.2	5.1	6.3

Total 1992 – 2004	4.5	18.7	23.2
2005	3.1	3.5	6.6
2006	0.4	3.8	4.2

Total 1992 – 2006	$8.0	$26.0	$34.0

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of income (in millions, except per share data):

	Fiscal year ended January 31, 2006			Fiscal year ended January 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net revenues:
License and other	$1,246.7	$15.1	$1,261.8	$1,057.1	$8.2	$1,065.3
Maintenance	276.5	(1.1)	275.4	176.7	(3.1)	173.6

Total net revenues	1,523.2	14.0	1,537.2	1,233.8	5.1	1,238.9

Costs and expenses:
Cost of license and other revenues	157.8	0.2	158.0	152.5	0.2	152.7
Cost of maintenance revenues	13.1	—	13.1	17.0	—	17.0
Marketing and sales	553.8	2.2	556.0	461.9	2.8	464.7
Research and development	301.6	1.6	303.2	239.4	2.1	241.5
General and administrative	127.1	1.3	128.4	101.4	3.2	104.6
Restructuring	—	—	—	26.7	—	26.7

Total costs and expenses	1,153.4	5.3	1,158.7	998.9	8.3	1,007.2

Income from operations	369.8	8.7	378.5	234.9	(3.2)	231.7
Interest and other income, net	13.2	—	13.2	11.4	—	11.4

Income before income taxes	383.0	8.7	391.7	246.3	(3.2)	243.1
Income tax (provision) benefit	(54.1)	(4.0)	(58.1)	(24.8)	2.8	(22.0)

Net income	$328.9	$4.7	$333.6	$221.5	$(0.4)	$221.1

Basic net income per share	$1.44	$0.02	$1.46	$0.98	$(0.01)	$0.97

Diluted net income per share	$1.33	$0.02	$1.35	$0.90	$(0.00)	$0.90

Shares used in computing basic net income per share	229.0	—	229.0	227.0	—	227.0

Shares used in computing diluted net income per share	247.5	—	247.5	247.0	—	247.0

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet as of January 31, 2006 (in millions):

	January 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$287.2	$—	$287.2
Marketable securities	90.3	—	90.3
Accounts receivable, net	261.4	—	261.4
Inventories	14.2	—	14.2
Deferred income taxes	64.4	—	64.4
Prepaid expenses and other current assets	29.3	—	29.3

Total current assets	746.8	—	746.8
Computer equipment, software, furniture and leasehold improvements, net	61.4	—	61.4
Purchased technologies, net	49.8	—	49.8
Goodwill	318.2	—	318.2
Deferred income taxes, net	129.2	(5.0)	124.2
Other assets	55.4	—	55.4

	$1,360.8	$(5.0)	$1,355.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56.4	$—	$56.4
Accrued compensation	121.3	—	121.3
Accrued income taxes	10.8	—	10.8
Deferred revenues	249.8	(19.1)	230.7
Other accrued liabilities	68.6	—	68.6

Total current liabilities	506.9	(19.1)	487.8
Deferred revenues	35.8	—	35.8
Other liabilities	26.8	2.4	29.2
Commitments and contingencies (Note 8)	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 shares authorized; none issued or outstanding at			—
January 31, 2006	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 shares authorized;
229.6 shares outstanding at January 31, 2006	773.7	30.1	803.8
Accumulated other comprehensive loss	(7.4)	—	(7.4)
Deferred compensation	(6.1)	(4.0)	(10.1)
Retained earnings	31.1	(14.4)	16.7

Total stockholders’ equity	791.3	11.7	803.0

	$1,360.8	$(5.0)	$1,355.8

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also restated common stock, additional paid in capital, deferred compensation and retained earnings balances for all fiscal years prior to fiscal 2007 as follows (in millions):

As of January 31,	Common Stock and Additonal Paid-in Capital	Deferred Compensation	Retained Earnings	Net Impact to Stockholders’ Equity
2002	$19.2	$(11.1)	$(9.4)	$(1.3)
2003	22.0	(8.9)	(13.6)	(0.5)
2004	27.1	(9.2)	(18.7)	(0.8)
2005	31.0	(10.2)	(19.1)	1.7
2006	30.1	(4.0)	(14.4)	11.7

The following table presents the effects of the net revenues, stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of cash flows (in millions):

	Fiscal year ended January 31, 2006			Fiscal year ended January 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Activities
Net income	$328.9	$4.7	$333.6	$221.5	$(0.4)	$221.1
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	9.1	—	9.1	—	—	—
Depreciation and amortization	43.7	—	43.7	51.9	—	51.9
Stock-based compensation expense	0.4	4.2	4.6	3.9	8.0	11.9
Net loss on fixed asset disposals	0.1	—	0.1	0.6	—	0.6
Tax benefits from employee stock plans	124.0	0.6	124.6	116.9	(4.4)	112.5
Restructuring related charges, net	—	—	—	9.2	—	9.2
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(45.8)	—	(45.8)	(30.0)	—	(30.0)
Inventories	(1.0)	—	(1.0)	4.8	—	4.8
Deferred income taxes	(87.8)	3.8	(84.0)	(101.7)	0.9	(100.8)
Prepaid expenses and other current assets	0.3	—	0.3	(1.3)	—	(1.3)
Accounts payable and accrued liabilities	(15.1)	0.7	(14.4)	39.6	1.0	40.6
Deferred revenues	85.7	(14.0)	71.7	67.0	(5.1)	61.9
Accrued income taxes	(27.3)	—	(27.3)	(9.1)	—	(9.1)

Net cash provided by operating activities	415.2	—	415.2	373.3	—	373.3

Investing Activities
Purchases of available-for-sale marketable securities	(279.3)	—	(279.3)	(259.6)	—	(259.6)
Sales and maturities of available-for-sale marketable securities	204.0	—	204.0	490.3	—	490.3
Business combinations, net of cash acquired	(242.1)	—	(242.1)	(11.8)	—	(11.8)
Capital and other expenditures	(20.5)	—	(20.5)	(40.8)	—	(40.8)
Purchases of software technologies and capitalization of software development costs	—	—	—	(1.6)	—	(1.6)
Other investing activities	(0.1)	—	(0.1)	(0.9)	—	(0.9)

Net cash provided by (used in) investing activities	(338.0)	—	(338.0)	175.6	—	175.6

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	144.6	—	144.6	242.2	—	242.2
Repurchases of common stock	(446.6)	—	(446.6)	(546.3)	—	(546.3)
Dividends paid	(3.4)	—	(3.4)	(13.5)	—	(13.5)
Other financing activities	(0.2)	—	(0.2)	(0.2)	—	(0.2)

Net cash used in financing activities	(305.6)	—	(305.6)	(317.8)	—	(317.8)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	—	(2.1)	4.4	—	4.4

Net increase (decrease) in cash and cash equivalents	(230.5)	—	(230.5)	235.5	—	235.5
Cash and cash equivalents at beginning of year	517.7	—	517.7	282.2	—	282.2

Cash and cash equivalents at end of period	$287.2	$—	$287.2	$517.7	$—	$517.7

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For more information regarding our restated financial statements, see “Financial Statements and Supplementary Data” in Item 8, “Selected Consolidated Financial Data” in Item 6 and “Quarterly Financial Information (Unaudited)” in Note 17 of the Notes to Consolidated Financial Statements.

Note 3.     Employee and Director Benefit Plans

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

On November 10, 2005, the Company’s stockholders approved a new stock plan, the 2006 Employee Stock Plan (the “2006 Plan”) as well as amendments to the 2000 Directors’ Option Plan. The 2006 Plan reserves 9.65 million shares of Autodesk common stock, plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At January 31, 2007, 8.0 million shares were available for future issuance. The 2006 Plan will expire in March of fiscal 2009.

The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At January 31, 2007, 0.64 million shares were available for future issuance, all of which were approved by the stockholders on November 10, 2005. The 2000 Directors’ Option Plan will expire in March of fiscal 2010.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2006	30,042	$16.44
Granted	5,801	37.27
Options assumed in an acquisition	12	11.14
Exercised	(4,906)	11.25
Forfeited	(1,396)	23.25
Expired	(179)

Options outstanding at January 31, 2007	29,374	$21.03

Options exercisable at January 31, 2007	15,626	13.89
Options available for grant at January 31, 2007	8,647

The total pre-tax intrinsic value of options exercised, as of their exercise date, was $127.2 million in fiscal 2007, $341.1 million in fiscal 2006, and $297.0 million in fiscal 2005.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at January 31, 2007:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$ 0.20 – $ 8.73	5,964		$7.29		6,639		$7.29
$ 8.82 – $14.40	5,203		11.43		6,728		11.97
$14.49 – $29.37	3,045		21.30		6,984		22.97
$30.15 – $38.00	1,124		32.23		7,032		34.87
$38.10 – $47.24	290		44.84		1,991		41.72

	15,626	5.71	13.89	$467.0	29,374	5.73	21.03	$668.8

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $43.75 per share as of January 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through 2016. At January 31, 2007, a total of 26.8 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

On September 18, 2006, Autodesk’s Board of Directors approved an amendment to certain stock option agreements issued pursuant to any of the Company’s stock option plans where the optionee has terminated or may terminate his or her employment or service with the Company and whose outstanding options to purchase Company common stock would otherwise expire before, or within 30 days after, the Company becomes current in its reporting obligations under the Securities and Exchange Act of 1934. On November 30, 2006, Autodesk’s Board of Directors approved an amendment to extend the expiration dates of certain stock option agreements which were scheduled to expire on December 12, 2006 and which could not be exercised while the Company was not current in its reporting obligations with the SEC. Stock-based compensation expense of $10.4 million was recognized in fiscal 2007 as a result of these modifications.

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2007, a total of 18.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESPP, the Company issues shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018.

Due to the Company’s voluntary stock option review during fiscal 2007, Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 during the second half of fiscal 2007. As a result, the Company was unable to issue shares under the ESPP during the second half of fiscal 2007. Stock-based compensation expense as a result of the cancellation of the September 30 purchase of $6.1 million that would have been recognized over future periods was recognized during the third quarter of fiscal 2007. Autodesk issued 0.8 million shares at an average price of $22.46 per share in fiscal 2007, 1.9 million shares at an average

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of $17.99 per share in fiscal 2006, and 4.6 million shares at an average price of $5.73 per share in fiscal 2005. On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESPP while the Company was not current in its reporting obligations under the Securities Exchange Act of 1934. In general, this amendment provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a cash bonus of $8.8 million on September 18, 2006 to non-executive employees currently enrolled in the ESPP at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as $8.8 million of additional compensation expense at the time it was paid. In addition, previously unrecognized stock-based compensation expense related to the ESPP of $6.1 was also recognized at the time bonus was paid.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2006 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of oustanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	26,389	$22.31	26,782	(2)
Equity compensation plans not approved by security holders(3)	2,985	9.72	—

Total	29,374	$21.02	26,782

(1)

Included in these amounts are 0.2 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $4.04 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.

(2)	Included in this amount are 18.1 million securities available for future issuance under Autodesk’s ESP Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $7.5 million in fiscal 2007, $6.6 million in fiscal 2006 and $6.0 million in fiscal 2005. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

country. Autodesk’s contributions to these plans were $7.9 million in fiscal 2007, $5.5 million in fiscal 2006 and $4.7 million in fiscal 2005. Autodesk also has defined benefit plans in certain foreign countries where required by statute. These plans were not material for disclosure in accordance with the standards of SFAS 158.

In addition, Autodesk offers a non—qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 5, “Deferred Compensation,” for further discussion.

Note 4.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
Federal:
Current	$—	$1.2	$2.9
Deferred	38.9	45.2	(5.5)
State:
Current	1.3	7.1	8.5
Deferred	(1.0)	(1.3)	(3.1)
Foreign:
Current	27.5	17.6	12.4
Deferred	10.1	(11.7)	6.8

	$76.8	$58.1	$22.0

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Pursuant to SFAS 123R, footnote 82, the Company has not recorded fiscal year 2007 excess stock option tax benefits of $42.3 million to additional paid-in capital. The amount will be recorded into equity when it reduces cash taxes payable. The tax benefit recognized as a credit to additional paid-in capital associated with dispositions from employee stock plans was $124.6 million in fiscal 2006 and $112.5 million in fiscal 2005. Foreign pretax income was $354.1 million in fiscal 2007, $276.2 million in fiscal 2006 and $183.5 million in fiscal 2005.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate are as follows:

	Fiscal year ended January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
Income tax provision at statutory rate	$128.3	$137.0	$85.0
Foreign income taxed at rates different from the U.S. statutory rate	(46.9)	(52.6)	(30.6)
Non-deductible stock-based compensation	12.8	0.5	0.8
Net income tax benefit from closure of income tax audits	(12.4)	(10.0)	(8.9)
Research and development tax credit benefit	(5.6)	(3.6)	(3.0)
Extraterritorial income exclusion	(5.0)	(8.9)	(6.2)
State income taxes, net of the Federal benefit	2.5	3.5	1.8
Officer compensation in excess of $1.0 million	0.2	0.6	1.3
Net income tax benefit from DRD Legislation on prior year foreign earnings	—	(12.5)	(15.5)
Non-deductible In-Process research and development charge	—	3.1	—
Change in valuation allowance	—	—	(2.2)
Tax-exempt interest	—	—	(1.5)
Other	2.9	1.0	1.0

	$76.8	$58.1	$22.0

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2007	2006
		As Restated(1)
Tax loss carryforwards	$82.1	$139.5
Research and development credit carryforwards	58.7	42.4
Foreign tax credit carryforwards	46.6	30.2
Nonqualified stock options	24.1	1.7
Accrued compensation and benefits	22.3	16.5
Other accruals not currently deductible for tax	15.3	9.7
Fixed assets	15.0	11.8
Capitalized research and development expenditures	7.7	11.2
Reserves for product returns and bad debts	6.1	5.4
Purchased technology and capitalized software	—	9.5
Other	0.8	4.8

Total deferred tax assets	278.7	282.7
Less: valuation allowance	(7.4)	(2.2)

Net deferred tax assets	271.3	280.5

Purchased technology and capitalized software	(15.9)	—
Unremitted earnings of foreign subsidiaries	(117.5)	(91.9)

Total deferred tax liability	(133.4)	(91.9)

Net deferred tax assets	$137.9	$188.6

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance increased by $5.2 million in fiscal 2007 and decreased by $0.2 million in fiscal 2006 and $21.4 million in fiscal 2005. During fiscal 2005, Autodesk re-assessed the realizability of certain deferred tax assets related to stock option deductions that had not been previously recognized. As a result of U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, Autodesk believes these deferred tax assets are realizable based on the “more likely than not” standard required for recognition in accordance with SFAS 109. Accordingly, during fiscal 2005, the Company reduced the valuation allowance relating to tax benefits of stock option deductions by $18.7 million and credited additional paid in capital by an equal and offsetting amount. As of January 31, 2005, Autodesk no longer recorded a valuation allowance relating to tax benefits of stock option deductions.

No provision has been made for Federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $319.4 million at January 31, 2007) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2007, the unrecognized deferred tax liability for these earnings was approximately $102.3 million.

Realization of the Company’s net deferred tax assets of $137.9 million is dependent upon the Company generating approximately $519 million of future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash payments (refunds) for income taxes were approximately $14.7 million in fiscal 2007, $44.2 million in fiscal 2006 and $16.5 million in fiscal 2005.

As of January 31, 2007, Autodesk had $472.0 million of cumulative Federal tax loss carryforwards and $208.4 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. A portion of these Federal and state carryforwards was acquired through the Company’s previous acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code and similar state tax provisions. These Federal and state tax loss carryforwards will expire beginning fiscal 2008 through fiscal 2028 and fiscal 2009 through fiscal 2024, respectively.

As of January 31, 2007, Autodesk had $41.3 million of cumulative Federal research tax credit carryforwards and $25.3 million of cumulative California state research tax credit carryforwards, which may be available to reduce future income tax liabilities in the U.S. The Federal credit carryforwards will expire beginning fiscal 2009 through fiscal 2028, and the state credit carryforwards may reduce future California income tax liabilities indefinitely. Autodesk also has $46.6 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. The foreign tax credit will expire beginning fiscal 2015 through fiscal 2018.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates through fiscal 2016. The income tax benefits attributable to the tax status of these business arrangements are estimated to be $15.0 million ($0.06 basic net income per share) in fiscal 2007, $31.0 million ($0.14 basic net income per share) in fiscal 2006 and $23.0 million ($0.10 per basic net income per share) in fiscal 2005. The amounts for fiscal years 2006 and 2005 include consideration of incremental tax benefits received from the American Jobs Creation Act of 2004 (“DRD Legislation”).

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, Autodesk recognized the following income tax benefits:

•

In December 2006, Congress passed the Tax Relief and Health Care Act of 2006 which resulted in the reinstatement of the Federal research and development credit to the beginning of Autodesk’s fiscal 2007 year. Autodesk recorded an income tax benefit of $5.6 million from this Act during the fourth quarter of fiscal 2007.

•

Autodesk also recognized an income tax benefit of $12.5 million related to the lapse of the statute of limitations with respect to certain Federal and foreign tax years and the release of tax reserves with respect to fiscal 2003, offset by one-time income tax expense of $3.0 million primarily associated with the expiration of a capital loss carryforward.

During fiscal 2006, Autodesk recognized the following income tax items:

•

Autodesk repatriated approximately $512 million of foreign earnings under the DRD Legislation, which resulted in the reclassification of $12.6 million of Federal deferred taxes to current taxes payable relating to the repatriation of prior year foreign earnings and the accrual of $11.6 million of current Federal taxes relating to the repatriation of current year foreign earnings.

•

Autodesk recognized an income tax benefit of $12.5 million relating to the DRD Legislation. Of this amount, $10.6 million related to foreign withholding taxes previously accrued which were no longer due as part of the repatriation of foreign earnings under the DRD Legislation, and $1.9 million related to an Internal Revenue Service (“IRS”) technical correction of the DRD Legislation.

•

As a result of the Company’s resolution and closure of its Franchise Tax Board (“FTB”) audits for fiscal 2000 and 2001, as well as the closure and lapse of the statute of limitations with respect to certain Federal and foreign tax years, Autodesk recognized income tax benefits of approximately $10.0 million.

During fiscal 2005, Autodesk recognized the following tax items:

•

Autodesk recognized an income tax benefit of $15.5 million relating to the DRD Legislation. This DRD Legislation, which was signed into law during the third quarter of fiscal 2005 as part of the American Jobs Creation Act of 2004, allowed for the repatriation of certain foreign dividends at a rate lower than the 35% Federal statutory rate. Because Autodesk believed that it would be able to repatriate foreign earnings under this DRD Legislation, the deferred tax liability which was previously accrued on prior year foreign earnings was reduced, which resulted in a $15.5 million income tax benefit. This income tax benefit related to the difference between the taxes previously accrued on the earnings of a foreign subsidiary at the Federal statutory tax rate and the lower rate afforded under the new DRD Legislation.

•

As a result of the Company’s resolution and closure of its IRS audit for fiscal 2001 as well as the closure of certain state and foreign tax years, and the lapse of the statute of limitations with respect to certain Federal, state, and foreign tax years, Autodesk recognized an income tax benefit of approximately $8.9 million during fiscal 2005.

•

Also during fiscal 2005, following certain business changes, Autodesk completed an internal reorganization of the ownership of Autodesk Canada. As a result of the reorganization, Autodesk believed that it would be able to claim U.S. tax deductions for the remaining unamortized portion of the purchase price from the March 1999 acquisition of Discreet (now Autodesk Canada). The amount of the potential deferred tax asset arising from this reorganization was approximately $96 million, reflecting future U.S. tax amortization deductions of goodwill and other intangible assets. Autodesk determined that, at the present time, it is not probable that these tax benefits will be realized and

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordingly has not yet recognized these benefits. Instead, the tax benefits arising from this reorganization will be recognized if and when the tax treatment is verified with tax authorities or such other factors occur that would permit recognition. However, the Company has determined that a portion of these unrecognized tax benefits will be recognized in connection with the Company’s analysis of the effect of FIN 48 as of the beginning of fiscal 2008. As a result of the adoption of FIN 48, Autodesk will record $19.5 million of unrecognized tax benefits related to the aforementioned reorganization, with a corresponding increase in the beginning balance of retained earnings as of February 1, 2008. See Note 1, “Business and Summary of Significant Accounting Policies,” for further discussion of FIN 48.

Note 5.    Deferred Compensation

At January 31, 2007, Autodesk had marketable securities totaling $112.0 million, of which $27.2 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2006 was $22.4 million. The total related deferred compensation liability was $27.2 million at January 31, 2007, of which $12.5 million was classified as current and $14.7 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2006 was $22.4 million of which $14.3 million was classified as current and $8.1 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

Note 6.    Restructuring Reserves

During the fourth quarter of fiscal 2006, management approved a restructuring plan directly resulting from the Alias acquisition that involved the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). Total estimated cost of the Alias Restructuring Plan was $11.1 million. The total restructuring reserve established for this plan was reflected as an adjustment to the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with EITF 95-3. Therefore, the utilization from this reserve will not be reflected as a restructuring expense but instead reflected as a reduction of this reserve. Substantially all actions required of this plan were completed by the fourth quarter of fiscal 2007. During the third quarter of fiscal 2007, Autodesk recorded an adjustment to decrease the restructuring reserve related to the Alias Restructuring Plan by $1.7 million because actual costs incurred related to lease and employee terminations were less than what was originally estimated. Autodesk recorded the adjustment as a reduction to the Alias Restructuring Plan reserve and as a corresponding decrease to goodwill.

During the fourth quarter of fiscal 2004, the Board of Directors approved a restructuring plan that resulted in a reduction of the workforce and the closure of a number of offices worldwide with a total cost of $27.5 million (“Fiscal 2004 Plan”). The remaining outstanding lease termination costs under this plan relate to operating lease agreements which expire between fiscal 2007 and fiscal 2012.

During the second quarter of fiscal 2002, the Board of Directors approved a formal restructuring plan that included employee terminations and the closure of certain facilities worldwide (“Fiscal 2002 Plan”). This plan was designed to reduce the Company’s overall operating expense levels. The remaining outstanding liabilities relate to ongoing lease termination costs for outstanding operating lease agreements expiring between fiscal 2008 and fiscal 2015.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the restructuring activities for the fiscal years ended January 31, 2007 and 2006:

	Balance at January 31, 2006	Additions	Charges Utilized	Adjustments	Balance at January 31, 2007
Alias Restructuring Plan
Lease termination and asset costs	1.5	0.1	(0.7)	(0.5)	0.4
Employee termination costs	6.2	—	(5.0)	(1.2)	—

Fiscal 2004 Plan
Lease termination costs	0.7	0.5	(0.5)	—	0.7
Employee termination costs	0.4	—	(0.1)	(0.3)	—

Fiscal 2002 Plan
Lease termination costs	4.7	1.1	(0.9)	—	4.9

Total	$13.5	$1.7	$(7.2)	$(2.0)	$6.0

Current portion(1)	$9.0				$1.5
Non-current portion(1)	4.5				4.5

Total	$13.5				$6.0

	Balance at January 31, 2005	Additions	Charges Utilized	Adjustments	Balance at January 31, 2006
Alias Restructuring Plan
Lease termination and asset costs	$—	$2.3	$(0.8)	$—	$1.5
Employee termination costs	—	8.8	(2.6)	—	6.2

Fiscal 2004 Plan
Lease termination costs	2.0	—	(1.3)	—	0.7
Employee termination costs	4.4	—	(4.0)	—	0.4

Fiscal 2002 Plan
Lease termination costs	6.7	—	(2.0)	—	4.7

Total	$13.1	$11.1	$(10.7)	$—	$13.5

Current portion(1)	$7.5				$9.0
Non-current portion(1)	5.6				4.5

Total	$13.1				$13.5

(1)	The current and non-current portions of the reserve is recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

An analysis of the Alias Restructuring Plan, Fiscal 2004 Plan and Fiscal 2002 Plan during fiscal 2007 and fiscal 2006, by reportable segment, is included in Note 13, “Segments.”

Note 7.    Borrowing Arrangements

Autodesk entered into a U.S. credit facility in August 2005. This facility permits unsecured short-term borrowings of up to $100.0 million, which is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dispositions of assets if Autodesk fails to maintain its financial covenants. Because the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934 during the second half of fiscal 2007, the company was in violation of its financial reporting covenant. Autodesk received a waiver from the borrowing institution for the period that it was not in compliance with the covenant. Autodesk pays a quarterly commitment fee, ranging between $25,000 and $62,500, to maintain this facility. This facility, which matures in August 2007, had no borrowings outstanding at January 31, 2007.

Note 8.    Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancellable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows:

2008	$41.7
2009	33.1
2010	25.7
2011	20.4
2012	11.5
Thereafter	25.4

157.8
Less: Sublease income	(5.8)

$152.0

Of these amounts, approximately $6.0 million has been included in Autodesk’s restructuring accruals at January 31, 2007. Rent expense was $40.6 million in fiscal 2007, $38.0 million in fiscal 2006 and $34.2 million in fiscal 2005.

Purchase commitments

Autodesk, in the normal course of business, enters into various purchase commitments for goods or services. Total noncancellable purchase commitments as of January 31, 2007 were approximately $37.0 million for periods through fiscal 2008. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services. Of the total purchase commitments, $28.8 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time lapses during the five-year contract period.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenues on Autodesk’s Consolidated Statements of Income, was $16.8 million, $12.1 million and $9.2 million in fiscal 2007, 2006 and 2005, respectively.

Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services. Autodesk accrues for known indemnification

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issues if a loss is probable and can be reasonably estimated. Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

In connection with the purchase, sale or license of assets or businesses with third parties, Autodesk has entered into or assumed customary indemnification agreements related to the assets or businesses purchased, sold or licensed. Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

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

Legal Proceedings

On December 27, 2001, Spatial Corp. (“Spatial”) filed suit in Marin County Superior Court against Autodesk and one of its consultants, D-Cubed Ltd., seeking among other things termination of a development and license agreement between Spatial and Autodesk and an injunction preventing Autodesk from working with contractors under the agreement. On October 2, 2003, a jury found that Autodesk did not breach the agreement. As the prevailing party in the action, the court awarded Autodesk approximately $2.4 million for reimbursement of attorneys’ fees and the costs of trial, which was paid during the second quarter of fiscal 2005. Spatial filed a notice of appeal on December 2, 2003 appealing the decision of the jury. Spatial claims that certain testimony of a witness should not have been considered by the jury and as a result, Spatial asserts that it is entitled to a new trial. On March 23, 2006, the Court of Appeal denied Spatial’s appeal. The trial court awarded Autodesk approximately $0.2 million on April 1, 2006. As a result, the ultimate resolution of this matter did not have a material effect on Autodesk’s financial position, results of operations or cash flows.

On September 22, 2004, z4 Technologies, Inc. (“z4”) filed suit against Autodesk and Microsoft Corporation in the United States District Court, Eastern District of Texas, alleging infringement of U.S. Patent No. 6,044,471 (“471 patent”), entitled “Method and Apparatus for Securing Software to Reduce Unauthorized Use,” and U.S. Patent No. 6,785,825 (“825 patent”), entitled “Method for Securing Software to Decrease Software Piracy.” z4’s complaint alleged that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, z4 sought compensatory damages amounting to a 1.5% royalty, injunctive relief and fees and costs. On April 19, 2006, a jury returned a verdict finding that certain Autodesk products infringed both patents, awarding z4 $18 million in damages. In light of the jury’s verdict, Autodesk accrued the full amount of this verdict, which represented the best estimate of the probable loss, of which $16.8 million was expensed during the first quarter of fiscal 2007. The court entered judgment against Autodesk on August 18, 2006, awarding z4 $18 million in damages, pre-judgment interest and attorneys’ fees. Autodesk filed its notice of appeal of the judgment on September 8, 2006. On December 20, 2006, Autodesk and z4 entered into a settlement agreement which resolved all of the issues between the parties. The final resolution of the z4 litigation did not have a material effect on Autodesk’s financial position, results of operations or cash flows. Following the guidance set forth in Statement on Auditing Standards No. 1 “Codification of Auditing Standards and Procedures” AU Section 560 “Subsequent Events,” we reversed $13.0 million of previously accrued reserves during the second quarter of fiscal 2007.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 12, 2006 New York University (“NYU”) filed suit against Autodesk in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 6,115,053 (“053 patent”), entitled “Computer Animation Method and System for Synthesizing Human-Like Gestures and Actions,” and U.S. Patent No. 6,317,132 (“132 patent”), entitled “Computer Animation Method for Creating Computer Generated Animated Characters.” NYU’s complaint alleged that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, NYU seeks compensatory damages, injunctive relief and fees and costs. Autodesk cannot determine the final financial impact of this matter; based on the facts known at this time, the Company believes the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect Autodesk’s future results of operations, cash flows or financial position in a particular period.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9.    Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2007, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Autodesk entered into a Preferred Shares Rights Agreement dated December 14, 1995, as amended (the “Rights Agreement”). At the close of business on December 14, 2005, pursuant to the terms of the Rights Agreement, the Rights expired, effectively terminating the Rights Agreement.

Common Stock Repurchase Programs

Autodesk repurchased and retired 4.2 million shares in fiscal 2007 at an average repurchase price of $36.79 per share, 11.7 million shares in fiscal 2006 at an average repurchase price of $38.10 per share and 25.9 million shares in fiscal 2005 at an average repurchase price of $21.08 per share. The purpose of the stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under Autodesk’s employee stock plans and to more effectively utilize excess cash generated from its business. Because the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934, there were no repurchases of Autodesk common stock during the second half of fiscal 2007.

Between November 1999 and December 2004, the Board of Directors approved several plans to repurchase up to a total of 144.0 million shares of Autodesk common stock. Of the total 144.0 million shares approved for repurchase, 127.7 million shares had been repurchased and retired as of January 31, 2007. Autodesk repurchases its own shares to offset dilution from stock issued by its employee stock plans. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions and the trading price of Autodesk common stock. In fiscal 2007, 2006 and 2005, Autodesk repurchased its common stock through open market purchases.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

During fiscal 2006 and 2005, Autodesk paid annual cash dividends of $0.06 per share at a rate of $0.015 each quarter, reducing retained earnings by $3.4 million and $13.5 million, respectively. Autodesk discontinued the payment of cash dividends after the dividend payable for the fourth quarter of fiscal 2005, which was paid in April 2006.

Note 10.    Interest and Other Income, net

Interest and other income, net, consists of the following:

	2007	2006	2005
Interest and investment income, net	$20.7	$13.2	$7.2
Interest expense	(2.1)	—	—
Foreign-based stamp taxes	—	—	(2.8)
Loss from unconsolidated subsidiary	(4.3)	—	—
Recovery of acquisition-related escrow	2.2	—	—
Gains (losses) on foreign currency transactions	(0.3)	(0.7)	0.8
Legal proceeding settlement	—	—	2.4
Net realized gains on sales of marketable securities	—	—	0.5
Other income	0.6	0.7	3.3

	$16.8	$13.2	$11.4

Note 11.    Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
Net income	$289.7	$333.6	$221.1
Net unrealized gains on available-for-sale securities:
Change in net unrealized gains on available-for-sale securities, net of tax benefit of $0.8 in 2005	—	—	(1.2)
Less: net unrealized gains reclassified into earnings, net of tax charge of $0.2 in 2005	—	—	0.3

Change in net unrealized gains	—	—	(1.5)

Net change in cumulative foreign currency translation adjustment	3.8	(4.6)	3.4

Total comprehensive income	$293.5	$329.0	$223.0

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Accumulated other comprehensive loss, net of taxes, was comprised of foreign currency translation adjustments of $3.6 million at January 31, 2007 and $7.4 million at January 31, 2006.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Year ended January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
Numerator:
Numerator for basic and diluted net income per share—net income	$289.7	$333.6	$221.1

Denominator:
Denominator for basic net income per share—weighted average shares	230.7	229.0	227.0
Effect of dilutive common stock options	12.5	18.5	20.0

Denominator for dilutive net income per share	243.2	247.5	247.0

(1)	The computation of diluted net income per share does not include 8.3 million options for fiscal 2007, 0.2 million options for fiscal 2006, and 0.3 million options for fiscal 2005. These options were excluded in the computation of basic and diluted net income per share because they had exercise prices greater than the average market prices of common stock during the respective periods and therefore were not dilutive. See Note 2, “Restatement of Consolidated Financial Statements.”

Note 13.    Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers, who design, build, manage and own building projects; who design, manufacture and manage manufactured goods; and who design, build, manage and own infrastructure projects for both public and private users. The Design Solutions Segment consists of a general design platform division and industry-specific business divisions. These are: Platform Technology Division and Other, which includes revenue from Autodesk Collaboration Services and Autodesk Consulting; Manufacturing Solutions Division; Infrastructure Solutions Division; and Business Solutions Division. Total sales of AutoCAD and AutoCAD LT (2D design products) accounted for 40% of consolidated net revenues in fiscal 2007 and 43% of consolidated net revenues in both fiscal 2006 and 2005. Total sales of 3D model-based design products (Autodesk Inventor Family of Products, Autodesk Revit Family of Products and Autodesk Civil 3D) accounted for 22%, 18% and 14% of consolidated net revenues in fiscal 2007, 2006 and 2005, respectively.

The Media and Entertainment Segment derives revenues from the sale of products to post-production facilities, broadcasters and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming.

Both reportable segments distribute their respective products primarily through authorized dealers and distributors and, to a lesser extent, through direct sales to end-users.

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies.” Autodesk evaluates each segment’s performance on the basis of

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income from operations before income taxes. All intercompany transactions or transfers between segments were eliminated for the periods presented. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 1, “Business and Summary of Significant Accounting Polices.” Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
Net revenues:
Design Solutions	$1,594.6	$1,344.5	$1,071.3
Media and Entertainment	234.6	172.3	160.0
Other	10.6	20.4	7.6

	$1,839.8	$1,537.2	$1,238.9

Income from operations:
Design Solutions	$736.6	$646.6	$491.0
Media and Entertainment	56.4	33.0	27.9
Unallocated amounts(2)	(443.3)	(301.1)	(287.2)

	$349.7	$378.5	$231.7

Depreciation and amortization:
Design Solutions	$18.2	$18.0	$24.5
Media and Entertainment	3.1	3.3	3.3
Unallocated amounts	32.2	22.4	24.1

	$53.5	$43.7	$51.9

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements.
(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R of $94.3 million and expense from stock-based compensation recorded under SFAS 123 of $5.0 million and $10.3 million for fiscal years 2006 and 2005, respectively. Unallocated amounts in fiscal 2005 also include $26.7 million resulting from restructuring activity.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Fiscal year ended January 31,
	2007	2006	2005
Net revenues:
Platform Technology Division and Other	$806.1	$731.6	$599.5
Manufacturing Solutions Division	333.1	256.9	199.7
Building Solutions Division	241.9	177.6	124.3
Infrastructure Solutions Division	213.5	178.4	147.8

	$1,594.6	$1,344.5	$1,071.3

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2007	2006	2005
		As Restated(1)	As Restated(1)
Net revenues:
U.S.	$617.3	$528.6	$439.6
Other Americas	117.2	94.6	76.4

Total Americas	734.5	623.2	516.0
Europe, Middle East and Africa	687.5	558.2	443.7

Japan	167.8	164.9	138.4
Other Asia/Pacific	250.0	190.9	140.8

Total Asia/Pacific	417.8	355.8	279.2

Total net revenues	$1,839.8	$1,537.2	$1,238.9

	January 31,
	2007	2006
Long lived assets:(2)
U.S. operations	$266.4	$143.6
Other Americas	102.1	19.7

Total Americas	368.5	163.3

Neuchâtel, Switzerland(3)	40.9	49.2
Other Europe, Middle East and Africa	603.9	592.0

Total Europe, Middle East and Africa	644.8	641.2

Asia/Pacific	25.2	9.4

Consolidating eliminations	(490.5)	(329.1)

Total long-lived assets	$548.0	$484.8

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
(2)	During fiscal 2006, Autodesk Development B.V. (Netherlands) acquired a $358 million partial interest in Autodesk Asia Pte Ltd. which had previously been held by Autodesk, Inc. as a result of an internal reorganization. This investment is eliminated upon consolidation.
(3)	Long-lived assets exclude deferred tax assets.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the Alias Restructuring Plan and the Fiscal 2004 Plan activities that relate to each reportable segment during fiscal years ended January 31, 2007, 2006 and 2005.

Alias Restructuring Plan
	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Lease Termination and Asset Costs	Employee Termination Costs	Lease Termination and Asset Costs	Employee Termination Costs	Lease Termination and Asset Costs	Employee Termination Costs	Total
Balance at January 31, 2005	$—	$—	$—	$—	$—	$—	$—
Additions	0.9	3.5	1.4	5.3	—	—	11.1
Charges utilized	(0.3)	(1.0)	(0.5)	(1.6)	—	—	(3.4)

Balance at January 31, 2006	0.6	2.5	0.9	3.7	—	—	7.7
Additions	—	—	—	—	—	—	—
Charges utilized	(0.2)	(2.0)	(0.4)	(3.0)	—	—	(5.6)
Adjustments	(0.2)	(0.5)	(0.3)	(0.7)	—	—	(1.7)

Balance at January 31, 2007	$0.2	$—	$0.2	$—	$—	$—	$0.4

Fiscal 2004 Plan
	Design Solutions Segment		Media and Entertainment Segment		Unallocated Amounts
	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Lease Termination Costs	Employee Termination Costs	Total
Balance at January 31, 2005	$0.9	$1.5	$0.8	$0.6	$0.3	$2.3	$6.4
Additions	—	—	—	—	—	—	—
Charges utilized	(0.9)	(1.3)	(0.3)	(0.5)	(0.1)	(2.2)	(5.3)

Balance at January 31, 2006	—	0.2	0.5	0.1	0.2	0.1	1.1
Additions	0.5	—	—	—	—	—	0.5
Charges utilized	(0.2)	(0.1)	(0.2)	—	(0.1)	—	(0.6)
Adjustments	—	(0.1)	—	(0.1)	—	—	(0.2)

Balance at January 31, 2007	$0.3	$—	$0.3	$—	$0.1	$0.1	$0.8

Since the inception of the Fiscal 2004 Plan, the Design Solutions Segment and the Media and Entertainment Segment have recorded restructuring charges totaling $12.0 million and $7.0 million, respectively.

All restructuring reserve balances remaining for the Fiscal 2002 Plan at January 31, 2007 relate to the Design Solutions Segment.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Financial Instruments

Fair Values of Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The carrying amounts and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2007		January 31, 2006
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents	$665.9	$665.9	$287.2	$287.2
Marketable securities	112.0	112.0	90.3	90.3
Foreign currency option contracts	0.1	0.1	0.2	0.2

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

The notional amounts of foreign currency contracts were $65.5 million at January 31, 2007 and $10.4 million at January 31, 2006. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $97.3 million at January 31, 2007 and $77.1 million at January 31, 2006, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as net revenues, while the ineffective portion of the option contract is recorded in interest and other income, net. There were $0.2 million net settlement gains recorded as net revenues during fiscal 2007 and $2.8 million net settlement gains recorded as net revenues during fiscal 2006. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.6 million during fiscal 2007 and $0.8 million during fiscal 2006.

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2007 and 2006:

	January 31, 2007
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short term:
Mutual funds	$14.7	$—	$—	$14.7
Taxable auction-rate securities	94.5	—	—	94.5
Bank time deposits	2.8	—	—	2.8

	$112.0	$—	$—	$112.0

	January 31, 2006
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short term:
Mutual funds	$14.3	$—	$—	$14.3
Taxable auction-rate securities	74.2	—	—	74.2
Bank time deposits	1.8	—	—	1.8

	$90.3	$—	$—	$90.3

The sales of available-for-sale securities in fiscal 2007 and 2006 resulted in no gross gains or losses. Gross gains realized on the sale of available-for-sale securities were $1.4 million in fiscal 2005. Gross losses realized on the sale of available-for-sale securities was $0.9 million in fiscal 2005. The cost of securities sold is based on the specific identification method. Proceeds from the sale of marketable securities were $547.1 million in fiscal 2007, $204.0 million in fiscal 2006 and $301.6 million in fiscal 2005.

Note 15.    Business Combinations

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

Emerging Solutions, Inc. (“Constructware”)

In March 2006, Autodesk acquired Constructware, a privately-held company, for cash consideration of approximately $45.7 million. Autodesk incorporated Constructware’s collaborative technology solutions into the

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Platform Technology Division of the Design Solutions Segment. This acquisition provides on-demand communication and collaboration solutions and is intended to enable Autodesk to rapidly expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities.

Management’s allocation of the purchase price, which was based on a valuation of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

Constructware:
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

In addition, Autodesk also assumed all outstanding unvested options to purchase shares of Alias common stock, which converted into options to purchase 198,405 shares of Autodesk common stock. The fair value of these stock options of $8.1 million increased the total purchase price consideration. The intrinsic value of these options, which relates to future services, was $8.2 million and was recorded as deferred compensation within stockholders’ equity.

Autodesk incurred approximately $1.8 million in costs directly related to the consummation of this transaction. These costs were reflected in the total purchase price consideration.

The acquisition was integrated into the Manufacturing Solutions Divisions of the Design Solutions Segment and into the Media and Entertainment Segment.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s allocation of the purchase price, which was based on valuations of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

Alias:
Developed technologies (6 year useful life)	$34.8
In-process research and development	7.9
Customer relationships (7 year useful life)	29.8
Trade name (6 year useful life)	8.1
Goodwill	132.5
Deferred revenue	(5.1)
Net tangible assets	(0.1)
Restructuring reserve	(9.4)

$198.5

In-process research and development (“IPR&D”) represents incomplete Alias research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The total IPR&D amount was recorded during fiscal 2006 in research and development on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with Alias’s existing customers. Trade name represents the estimated fair value of the Alias trade name and trademarks. The $132.5 million of goodwill, the majority of which is not deductible for tax purposes, was assigned to the Media and Entertainment Segment ($79.5 million) and to the Manufacturing Solutions Division of the Design Solutions Segment ($53.0 million). During the second quarter of fiscal year 2007, Autodesk recorded an increase to goodwill of $11.5 million primarily related to an increase in deferred tax liabilities for book/tax intangible asset basis differences. As a result of this adjustment, the goodwill balance related to the Alias acquisition is $132.5 million. During the third quarter of fiscal 2007, Autodesk recorded a reduction to goodwill of $1.7 million because actual costs incurred under the Alias Restructuring Plan was less than what the Company originally estimated at the time the acquisition was recorded. The goodwill represents the premium paid for Alias’ established products.

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

Autodesk management approved a restructuring plan directly resulting from the Alias acquisition and involving the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). The total restructuring reserve established for this plan was reflected as an allocation item in the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Total estimated cost of the Alias Restructuring Plan was originally $11.1 million. This plan involved termination of approximately 130 positions worldwide at an estimated cost for severance and outplacement of approximately $8.8 million. In addition, this plan also involves costs associated with exiting leased facilities and abandonment of certain assets of approximately $2.3 million. Autodesk completed the integration of Alias during the second quarter of fiscal 2007.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following unaudited pro forma financial information summarizes the combined results of operations of Autodesk and Alias, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information in fiscal 2006 combines the historical financial results of Autodesk for the year ended January 31, 2006 and the historical financial results of Alias for the period from February 1, 2005 to January 9, 2006. Autodesk’s Consolidated Statements of Income for fiscal year 2006 include Alias’ financial results for the period from the acquisition date, January 10, 2006, through January 31, 2006. The unaudited pro forma financial information in fiscal 2005 combines the historical financial results for Autodesk, with the historical financial results of Alias for the twelve months ended January 31, 2005. The pro forma financial information presented includes the business combination accounting effects of amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, an adjustment to reduce the carrying value of Alias’ deferred balance, adjustments to depreciation on acquired property and related tax effects.

	Year Ended January 31,
	2006	2005
	As Restated(1)	As Restated(1)
	(unaudited)
Total net revenues	$1,632.2	$1,304.6
Net income	329.4	206.4
Basic net income per share	1.44	0.91
Diluted net income per share	1.33	0.84

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

c-plan AG (“c-plan”)

In June 2005, Autodesk acquired c-plan, a privately-held Swiss company, for cash consideration of $24.1 million. Of this amount, $2.2 million is payable over two years and is contingent on the continued employment of certain key employees. This amount is being recorded as compensation expense over the two year period from the acquisition date and is, therefore, excluded from the total purchase price consideration. Autodesk incorporates c-plan’s family of geospatial applications and data management solutions into its Infrastructure Lifecycle Management solution offerings.

This acquisition expands Autodesk’s geospatial technology product portfolio and strengthens its market position throughout central Europe.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s allocation of the purchase consideration, based on a valuation of the acquired assets and liabilities performed in part by a third-party appraiser, is as follows:

c-Plan AG (“c-plan”)
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

Colorfront Ltd. (“Colorfront”)

In June 2005, Autodesk acquired certain assets of Colorfront Ltd., a developer of color correction technology for film studios and digital film laboratories, for cash consideration of $15.2 million. Of this amount, $0.7 million was payable over the next year and was contingent upon the continued employment of a key employee. This amount was allocated to compensation expense in the subsequent period in which it was incurred and is, therefore, excluded from the total purchase price consideration. In addition, $0.5 million was recorded as royalty expense during fiscal 2006 related to the settlement of a pre-existing royalty agreement with Colorfront.

This acquisition provides Autodesk with comprehensive new expertise in film laboratory processes, digital post-production, color science, image processing and hardware platform optimization.

Management’s allocation of the purchase consideration, which is based on valuations of acquired assets performed by a third-party appraiser, is as follows:

Colorfront Ltd. (“Colorfront”)
Developed technology (4 year useful life)	$3.1
In-process research and development	1.2
Customer relationships (3.5 year useful life)	0.2
Goodwill	9.4
Net tangible assets	0.1

$14.0

The value assigned to IPR&D, which was expensed during fiscal 2006, was determined by identifying projects in areas where technological feasibility had not been achieved and alternative future uses did not exist.

The goodwill balance of $9.4 million, which is deductible for tax purposes, was assigned to the Media and Entertainment Segment. This acquired asset relates to the premium paid for Colorfront’s color correction technology, which provides Autodesk with further long-term growth opportunities in the digital film industry.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compass Systems GmbH (“Compass”)

In March 2005, Autodesk acquired certain assets of Compass Systems GmbH, the European-based developer of the Compass family of data management solutions, for cash consideration of $16.5 million. The acquisition expands Autodesk’s data management solution for small and medium manufacturers. Immediately prior to the acquisition, Compass was owned 50.1% by one of Autodesk’s largest resellers.

Management’s allocation of the purchase consideration, based on a valuation of acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

Compass Systems GmbH (“Compass”)
Developed technology (3 year useful life)	$3.7
Customer relationships (7 year useful life)	6.5
Backlog	0.2
Goodwill	5.8
Net tangible assets	0.3

$16.5

The goodwill balance of $5.8 million was assigned to the Manufacturing Solutions Division of Autodesk’s Design Solutions Segment and is deductible for tax purposes. This asset is attributed to the premium paid for Compass’ electronic and product data management along with their channel expertise which provided an opportunity for Autodesk to enhance its growth in these markets.

Note 16.	Related Parties

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S. and China, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies at a price that approximates fair value. The relationship with Hanna Strategies is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings. Autodesk is currently the only customer of Hanna Strategies. The investment is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment is included in the Consolidated Balance Sheets under “Other assets” and is adjusted by Autodesk’s ownership percentage of Hanna Strategies’ results of operations and after the elimination of intercompany profit or loss. The carrying value of Autodesk’s investment in Hanna Strategies of $13.2 million at January 31, 2007 was included in “Other assets” and is not assigned to Autodesk segments.

Beginning from the date of Autodesk’s investment, the Consolidated Statements of Income include 28% of Hanna Strategies’ operating expenses in “Interest and other income, net;” see Note 10, “Interest and Other Income, net.” Autodesk incurred approximately $34.3 million during fiscal 2007, approximately $27.0 million during fiscal 2006, and approximately $13.5 million during 2005 for consulting services and purchased in-process technology from Hanna Strategies, which were included in “Research and Development.” The in-process technologies purchased were recorded as expense as of the date the technologies were delivered as they have not yet reached technological feasibility and have no alternative future use as a stand-alone product. In addition, approximately $4.3 million of amounts owed to Hanna Strategies for consulting services and purchased in-process technologies were included in “Other accrued liabilities” at January 31, 2007.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2007 and 2006 is as follows:

2007	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenues:
License and other	$349.4	$345.5	$346.3	$374.7	$1,415.9
Maintenance	86.6	104.1	110.5	122.7	423.9

Total net revenues	436.0	449.6	456.8	497.4	1,839.8

Costs and expenses:
Cost of license and other revenues	47.5	53.6	54.5	52.3	207.9
Cost of maintenance revenues	2.4	2.2	1.8	2.3	8.7
Marketing and sales	170.4	167.5	177.1	181.1	696.1
Research and development	99.4	98.0	108.9	100.0	406.3
General and administrative	57.0	26.2	45.9	42.0	171.1

Total costs and expenses	376.7	347.5	388.2	377.7	1,490.1

Income from operations	59.3	102.1	68.6	119.7	349.7
Interest and other income, net	3.5	2.8	6.0	4.5	16.8

Income before income taxes	62.8	104.9	74.6	124.2	366.5
Income tax (provision) benefit	(14.3)	(18.1)	(16.6)	(27.8)	(76.8)

Net income	$48.5	$86.8	$58.0	$96.4	$289.7

Basic net income per share	$0.21	$0.38	$0.25	$0.42	$1.26

Diluted net income per share	$0.20	$0.36	$0.24	$0.40	$1.19

Shares used in computing basic net income per share	230.3	230.5	230.9	231.2	230.7

Shares used in computing diluted net income per share	244.7	243.1	242.0	243.9	243.2

2006	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
Net revenues:
License and other	$299.4	$312.9	$308.7	$340.8	$1,261.8
Maintenance	59.7	63.9	72.8	79.0	275.4

Total net revenues	359.1	376.8	381.5	419.8	1,537.2

Costs and expenses:
Cost of license and other revenues	38.7	39.8	40.9	38.6	158.0
Cost of maintenance revenues	4.8	4.7	1.6	2.0	13.1
Marketing and sales	128.0	134.6	136.9	156.5	556.0
Research and development	66.4	73.5	74.3	89.0	303.2
General and administrative	27.6	32.8	32.6	35.4	128.4

Total costs and expenses	265.5	285.4	286.3	321.5	1,158.7

Income from operations	93.6	91.4	95.2	98.3	378.5
Interest and other income, net	3.0	2.8	3.2	4.2	13.2

Income before income taxes	96.6	94.2	98.4	102.5	391.7
Income tax (provision) benefit	(18.8)	(17.5)	(2.7)	(19.1)	(58.1)

Net income	$77.8	$76.7	$95.7	$83.4	$333.6

Basic net income per share	$0.34	$0.34	$0.42	$0.36	$1.46

Diluted net income per share	$0.31	$0.31	$0.38	$0.33	$1.35

Shares used in computing basic net income per share	227.7	228.7	229.6	229.7	229.0

Shares used in computing diluted net income per share	249.3	250.3	249.5	251.5	247.5

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results for the first quarter of fiscal 2007 includes expense of $16.8 million resulting from an increase in a reserve for a potential loss contingency under SFAS No. 5 related to a patent infringement lawsuit. During the second quarter, Autodesk reversed $13.0 million of reserves previously accrued, as better information was obtained related to the loss contingency. See discussion of the z4 litigation in Note 8, “Commitments and Contingencies.” In addition, results for the first, second, third and fourth quarters of fiscal 2007 also include amortization of acquisition-related intangibles of $3.2 million, $3.5 million, $3.5 million and $4.1 million, respectively. Autodesk reversed previously accrued income tax reserves and recognized a non-recurring income tax benefit of $8.9 million during the second quarter of fiscal 2007 as a result of the conclusion of a review by the Internal Revenue Service. Autodesk also recognized a non-recurring income tax benefit of $5.6 million during the fourth quarter of fiscal 2007 from the reinstatement of the Federal research and development credit through the passage of the Tax Relief and Health Care Act of 2006 by Congress, which resulted in retroactive application of this credit to January 1, 2006.

Results for the second and third quarters of fiscal 2006 include non-recurring tax benefits of $1.9 million and $10.6 million, respectively, related to the impact of the DRD Legislation on prior fiscal years’ earnings. In addition, results for the first and third quarters of fiscal 2006 include tax benefits related to the lapse of the statute of limitations of $1.2 million and $6.9 million, respectively, and the fourth quarter includes a non-recurring tax charge of $1.3 million. The fourth quarter of fiscal 2006 includes $7.9 million of in-process research and development expenses and $0.7 million of intangible amortization, both related to the acquisition of Alias. The acquisition of Alias is described at Note 15, “Business Combinations.”

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information as of January 31, 2006 (in millions except, per share data):

2006	4th quarter			3rd quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
Net revenues:
License and other	$336.5	$4.3	$340.8	$304.4	$4.3	$308.7
Maintenance	80.3	(1.3)	79.0	73.9	(1.1)	72.8

Total net revenues	416.8	3.0	419.8	378.3	3.2	381.5

Costs and expenses:
Cost of license and other revenues	38.5	0.1	38.6	40.8	0.1	40.9
Cost of maintenance revenues	2.0	—	2.0	1.6	—	1.6
Marketing and sales	156.0	0.5	156.5	136.4	0.5	136.9
Research and development	88.7	0.3	89.0	74.0	0.3	74.3
General and administrative	34.3	1.1	35.4	32.5	0.1	32.6
Restructuring	—	—	—	—	—	—

Total costs and expenses	319.5	2.0	321.5	285.3	1.0	286.3

Income from operations	97.3	1.0	98.3	93.0	2.2	95.2
Interest and other income, net	4.2	—	4.2	3.2	—	3.2

Income before income taxes	101.5	1.0	102.5	96.2	2.2	98.4
Income tax (provision) benefit	(18.5)	(0.6)	(19.1)	(1.7)	(1.0)	(2.7)

Net income	$83.0	$0.4	$83.4	$94.5	$1.2	$95.7

Basic net income per share	$0.36	$—	$0.36	$0.41	$0.01	$0.42

Diluted net income per share	$0.33	$—	$0.33	$0.38	$—	$0.38

Shares used in computing basic net income per share	229.7	—	229.7	229.6	—	229.6

Shares used in computing diluted net income per share	251.5	—	251.5	249.5	—	249.5

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2nd quarter			1st quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
Net revenues:
License and other	$309.4	$3.5	$312.9	$296.4	$3.0	$299.4
Maintenance	63.6	0.3	63.9	58.7	1.0	59.7

Total net revenues	373.0	3.8	376.8	355.1	4.0	359.1

Costs and expenses:
Cost of license and other revenues	39.8	—	39.8	38.7	—	38.7
Cost of maintenance revenues	4.7	—	4.7	4.8	—	4.8
Marketing and sales	134.0	0.6	134.6	127.4	0.6	128.0
Research and development	73.0	0.5	73.5	65.9	0.5	66.4
General and administrative	32.6	0.2	32.8	27.7	(0.1)	27.6
Restructuring	—	—	—	—	—	—

Total costs and expenses	284.1	1.3	285.4	264.5	1.0	265.5

Income from operations	88.9	2.5	91.4	90.6	3.0	93.6
Interest and other income, net	2.8	—	2.8	3.0	—	3.0

Income before income taxes	91.7	2.5	94.2	93.6	3.0	96.6
Income tax (provision) benefit	(16.4)	(1.1)	(17.5)	(17.5)	(1.3)	(18.8)

Net income	$75.3	$1.4	$76.7	$76.1	$1.7	$77.8

Basic net income per share	$0.33	$0.01	$0.34	$0.33	$0.01	$0.34

Diluted net income per share	$0.30	$0.01	$0.31	$0.31	$—	$0.31

Shares used in computing basic net income per share	228.7	—	228.7	227.7	—	227.7

Shares used in computing diluted net income per share	250.3	—	250.3	249.3	—	249.3

(1)	See Notes 2, “Restatement of Consolidated Financial Statements.”

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of the restatement on each line item of the Company’s interim condensed consolidated balance sheets during the fiscal year ended January 31, 2006 (in millions):

	4th quarter			3rd quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$287.2	$—	$287.2	$390.9	$—	$390.9
Marketable securities	90.3	—	90.3	157.1	—	157.1
Accounts receivable, net	261.4	—	261.4	201.8	—	201.8
Inventories	14.2	—	14.2	15.1	—	15.1
Deferred income taxes	64.4	—	64.4	68.9	—	68.9
Prepaid expenses and other current assets	29.3	—	29.3	26.1	—	26.1

Total current assets	746.8	—	746.8	859.9	—	859.9
Computer equipment, software, furniture and leasehold improvements, net	61.4	—	61.4	60.1	—	60.1
Purchased technologies, net	49.8	—	49.8	16.2	—	16.2
Goodwill	318.2	—	318.2	194.7	—	194.7
Deferred income taxes, net	129.2	(5.0)	124.2	141.4	(3.7)	137.7
Other assets	55.4	—	55.4	18.3	—	18.3

	$1,360.8	$(5.0)	$1,355.8	$1,290.6	$(3.7)	$1,286.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56.4	$—	$56.4	$62.4	$—	$62.4
Accrued compensation	121.3	—	121.3	102.0	—	102.0
Accrued income taxes	10.8	—	10.8	40.3	—	40.3
Deferred revenues	249.8	(19.1)	230.7	210.7	(16.1)	194.6
Other accrued liabilities	68.6	—	68.6	48.0	—	48.0

Total current liabilities	506.9	(19.1)	487.8	463.4	(16.1)	447.3
Deferred revenues	35.8	—	35.8	32.5	—	32.5
Other liabilities	26.8	2.4	29.2	17.7	1.6	19.3
Commitments and contingencies (Note 8)	—	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock and additional paid-in capital	773.7	30.1	803.8	752.7	30.9	783.6
Accumulated other comprehensive loss	(7.4)	—	(7.4)	(7.7)	—	(7.7)
Deferred compensation	(6.1)	(4.0)	(10.1)	(0.3)	(5.1)	(5.4)
Retained earnings	31.1	(14.4)	16.7	32.3	(15.0)	17.3

Total stockholders’ equity	791.3	11.7	803.0	777.0	10.8	787.8

	$1,360.8	$(5.0)	$1,355.8	$1,290.6	$(3.7)	$1,286.9

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2nd quarter			1st quarter
	As Reported	Adjustments(1)	As Restated	As Reported	Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$478.7	$—	$478.7	$518.1	$—	$518.1
Marketable securities	42.8	—	42.8	19.7	—	19.7
Accounts receivable, net	202.4	—	202.4	190.2	—	190.2
Inventories	14.3	—	14.3	14.7	—	14.7
Deferred income taxes	43.3	—	43.3	25.6	—	25.6
Prepaid expenses and other current assets	24.5	—	24.5	28.4	—	28.4

Total current assets	806.0	—	806.0	796.7	—	796.7
Computer equipment, software, furniture and leasehold improvements, net	61.1	—	61.1	65.6	—	65.6
Purchased technologies, net	16.2	—	16.2	10.3	—	10.3
Goodwill	188.7	—	188.7	172.4	—	172.4
Deferred income taxes, net	93.0	(4.4)	88.6	116.8	(3.0)	113.8
Other assets	16.9	—	16.9	15.8	—	15.8

	$1,181.9	$(4.4)	$1,177.5	$1,177.6	$(3.0)	$1,174.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.7	$—	$62.7	$61.2	$—	$61.2
Accrued compensation	89.1	—	89.1	72.9	—	72.9
Accrued income taxes	22.8	—	22.8	53.7	—	53.7
Deferred revenues	206.3	(12.9)	193.4	202.1	(9.1)	193.0
Other accrued liabilities	54.2	—	54.2	47.0	—	47.0

Total current liabilities	435.1	(12.9)	422.2	436.9	(9.1)	427.8
Deferred revenues	25.2	—	25.2	20.0	—	20.0
Other liabilities	9.3	1.6	10.9	9.9	1.6	11.5
Commitments and contingencies (Note 8)	—	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock and additional paid-in capital	689.9	29.4	719.3	664.7	30.1	694.8
Accumulated other comprehensive loss	(8.5)	—	(8.5)	(3.3)	—	(3.3)
Deferred compensation	(0.4)	(6.4)	(6.8)	(0.1)	(8.1)	(8.2)
Retained earnings	31.3	(16.1)	15.2	49.5	(17.5)	32.0

Total stockholders’ equity	712.3	6.9	719.2	710.8	4.5	715.3

	$1,181.9	$(4.4)	$1,177.5	$1,177.6	$(3.0)	$1,174.6

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents adjustments to restate common stock, additional paid in capital, deferred compensation and retained earnings balances for all quarters in fiscal 2006 (in millions):

	Common Stock and Additonal Paid-in Capital	Deferred Compensation	Retained Earnings	Net Impact to Stockholders’ Equity
As of April 30, 2005	$30.1	$(8.1)	$(17.5)	$4.5
As of July 31, 2005	29.4	(6.4)	(16.1)	6.9
As of October 31, 2005	30.9	(5.1)	(15.0)	10.8
As of January 31, 2006	30.1	(4.0)	(14.4)	11.7

The net of tax impact of the stock-based compensation adjustments in the first quarter of fiscal 2007 were insignificant. However, we restated our Consolidated Balance Sheet as of January 31, 2006 to properly reflect Retained Earnings, Common Stock and Deferred Compensation balances as a result of previous period adjustments. Please refer to Note 2. “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements.

Note 18.	Subsequent Event

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc., as of January 31, 2007 and 2006 (as restated) and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years ended January 31, 2007, 2006 (as restated) and 2005 (as restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2007 and 2006 (as restated), and the consolidated results of its operations and its cash flows for the years ended January 31, 2007, 2006 (as restated) and 2005 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, “Restatement of Consolidated Financial Statements” the Company has restated previously issued financial statements as of January 31, 2006 and for each of the years in the two year period ended January 31, 2006.

As discussed in Note 1 to the Consolidated Financial Statements, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Autodesk, Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 4, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Autodesk, Inc. maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Autodesk Inc. maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Autodesk Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2007 and 2006 (as restated), and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended January 31, 2007, 2006 (as restated) and 2005 (as restated) of Autodesk, Inc. and our report dated June 4, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

June 4, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Audit Committee Voluntary Stock Option Review

As discussed in the Explanatory Note preceding Part I, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 2 in Notes to Consolidated Financial Statements of this Form 10-K, on August 17, 2006, Autodesk announced that the Audit Committee of the Board of Directors, with the assistance of independent outside legal counsel and forensic accounting experts, was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. As a result of the voluntary review, management concluded, and the Audit Committee of the Board of Directors agreed, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, Autodesk has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Form 10-K.

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

In March 2005, the Board of Directors modified the delegated authority of the CEO to grant option grants to require that broad-based employee option grants be made on a fixed date each month, thereby remediating an internal control deficiency related to monthly option grant processes. Following this modification, no additional instances of retroactive date selection occurred. In coming to the conclusion, disclosed in this Item 9A, that our disclosure controls and procedures and our internal control over financial reporting were effective as of January 31, 2007, management considered, among other things, the impact of the restatement to the financial statements and the effectiveness of the internal controls in this area as of the fiscal year ended 2007. Management has concluded that previous control deficiencies resulting in the restatement of previously issued financial statements did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of January 31, 2006 and as of January 31, 2007.

In addition to the significant improvements implemented in March 2005 discussed above, the Company discontinued “committee of one” grants in September 2006. Further, the Board of Directors modified the delegated authority to grant stock options under the Company’s 2006 Stock Option Plan to provide that only the Compensation Committee or the Board of Directors may grant stock options under the Plan. In addition to other changes in the first quarter of fiscal 2007, the Company implemented a series of remedial measures including personnel and process changes, restructuring of the human resources functions supporting stock compensation, implementing cross functional controls involving finance, human resources, treasury and legal, as well as related process improvements recommended by the Audit Committee and approved by the Board designed to improve the Company’s controls with respect to stock-based compensation. Finally, no Company employees or officers who may have made discretionary determinations that resulted in measurement date errors in the past has any continuing role relating to the distribution, administration or accounting for stock based compensation.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2007, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information as of May 31, 2007 regarding the members of our Board of Directors. Except as described below, each of our directors has been engaged in his or her principal occupation during the past five years. There are no family relationships among any of our directors or executive officers. Except as described below, the term of office of each of our directors will continue until our next annual meeting of stockholders or until a successor has been duly elected and qualified.

Name of Nominee	Age	Principal Occupation	Director Since
Carol A. Bartz	59	Executive Chairman	1992
Carl Bass	50	Chief Executive Officer and President	2006
Mark A. Bertelsen	63	Senior Partner, Wilson Sonsini Goodrich & Rosati, Professional Corporation, attorneys at law	1992
Crawford W. Beveridge	61	Executive Vice President and Chairman EMEA, APAC and the Americas, Sun Microsystems	1993
J. Hallam Dawson	70	Chairman of the Board, IDI Associates	1988
Michael J. Fister	53	Chief Executive Officer and President, Cadence Design Systems, Inc.	2003
Per-Kristian Halvorsen	55	Chief Technology Innovation Officer, Intuit, Inc.	2000
Steven L. Scheid	53	Chairman of Janus Capital Group Inc.	2002	*
Mary Alice Taylor	57	Independent Business Consultant	1995	*
Larry W. Wangberg	65	Independent Business Consultant	2000

*	On May 2, 2007, Ms. Taylor and Mr. Scheid each informed the Board of Directors that they will not seek re-election to the Board of Directors. In order to assure a smooth transition, both Ms. Taylor and Mr. Scheid will continue to serve on the Board of Directors and Board committees through our 2007 annual meeting of stockholders.

Carol A. Bartz joined Autodesk in April 1992 and serves as Executive Chairman of the Board. Ms. Bartz’ present duties include enhancing relationships with Autodesk’s key customers, partners, governments and investors along with focusing on activities designed to improve the business climate for Autodesk. From April 1992 to April 2006, Ms. Bartz served as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is also a director of Cisco Systems, Inc. and Network Appliance, Inc. Prior to joining Autodesk, Ms. Bartz held various positions at Sun Microsystems, Inc., including Vice President, Worldwide Field Operations from July 1990 through April 1992.

Carl Bass joined Autodesk in September 1993 and serves as Chief Executive Officer and President. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. Mr. Bass also served as a director of Serena Software, Inc., but voluntarily resigned from that position effective March 2006 when Spyglass Merger was merged with and into Serena Software, Inc.

Mark A. Bertelsen joined the law firm of Wilson Sonsini Goodrich & Rosati in 1972 and was the firm’s managing partner from 1991 to 1996. Mr. Bertelsen is a director of Informatica Corporation.

Crawford W. Beveridge serves as Executive Vice President and Chairman EMEA, APAC and the Americas, Sun Microsystems, Inc. Mr. Beveridge served as Chief Executive Officer of Scottish Enterprise, an economic development company, from January 1991 until March 2000. From March 1985 to December 1990, Mr. Beveridge was the Vice President of Corporate Resources at Sun Microsystems, Inc. Mr. Beveridge is a director of Scottish Equity Partners Ltd. and Memec, Inc.

J. Hallam Dawson has served as Chairman of IDI Associates, a private investment bank specializing in Latin America, since September 1986. Mr. Dawson is a director China Trust Bank (USA) and was a director of Serena Software, Inc. through February 2006.

Michael J. Fister has served as the Chief Executive Officer and President of Cadence Design Systems, Inc. since May 2004. Previously, Mr. Fister served as Senior Vice President and General Manager of the Enterprise Platforms Group of Intel Corporation from 2002 to May 2004. Mr. Fister joined Intel in 1987 as the Chandler, Arizona operations manager for the 8-bit focus group. From 1988 through 2000, Mr. Fister was promoted to a series of engineering positions, and elected corporate Vice President in 2000.

Per-Kristian Halvorsen has served as the Chief Technology Innovation Officer of Intuit, Inc. since February 2006. Previously, he was Vice President and Director of the Solutions and Services Research Center at HPLabs from 2000 to 2005. Previously, Dr. Halvorsen served as Director and Principal Scientist of the Information Sciences and Technologies Laboratory at the Xerox Palo Alto Research Center from June 1992 until June 2000. Dr. Halvorsen is a member of the Board of Directors of FinnTech and Finn.

Steven L. Scheid has served as Chairman of Janus Capital Group, Inc. since January 2004. He served as Chief Executive Officer of Janus Capital Group Inc. from April 2004 to December 2005. Previously, Mr. Scheid served as an independent business consultant from February 2002 to April 2004, Vice Chairman of Charles Schwab & Co., Inc. from July 1999 to February 2002, as President of the Schwab Retail Group from October 2000 to February 2002 and as the Chief Financial Officer of Charles Schwab & Co., Inc. from June 1996 to July 1999. Mr. Scheid is a director of PMI Group, Inc.

Mary Alice Taylor is an independent business consultant. Previously, Ms. Taylor served as Chief Executive Officer and Chairman of the Board of HomeGrocer.com from September 1999 to September 2000. Ms. Taylor served as Executive Vice President of Global Operations and Technology of CitiCorp from January 1997 until September 1999 and served as Senior Vice President of Federal Express Corporation from September 1991 until December 1996. Ms. Taylor is a director of The Allstate Corporation and Blue Nile, Inc.

Larry W. Wangberg served as Chief Executive Officer and Chairman of the Board of TechTV, previously ZDTV, Inc., from August 1997 until his retirement in June 2002. Previously, Mr. Wangberg was Chief Executive Officer and Chairman of the Board of StarSight Telecast, Inc., an interactive program guide company, from February 1995 to August 1997. Mr. Wangberg is a director of Charter Communications, Inc. and ADC Telecommunications, Inc.

Arrangements for Nomination to the Board of Directors

Pursuant to the employment agreements between the Company and each of Carol A. Bartz and Carl Bass, the Company has agreed to continue to nominate Ms. Bartz and Mr. Bass to serve as members of the Company’s Board of Directors for as long as such individuals are employed by the Company.

Executive Officers

The information concerning Autodesk’s executive officers required by this Item is incorporated by reference herein to the section of this Report at the end of Part I, entitled “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of directors Mary Alice Taylor, Chairman, Steven L. Scheid and Larry W. Wangberg, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The NASDAQ Stock Market. The Board of Directors has determined that Mr. Scheid and Ms. Taylor are each an “audit committee financial expert” as defined in rules of the Securities and Exchange Commission (the “SEC”).

Code of Ethics

We have adopted a Code of Business Conduct for directors and employees, and a Code of Ethics for Senior Executive and Financial Officers, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions, to ensure that our business is conducted in a consistently legal and ethical manner. The Code of Business Conduct and Code of Ethics for Senior Executive and Financial Officers are available on our website at www.autodesk.com under “About Us—Investors—Corporate Governance.” We will post on this section of our website any amendment to the Code of Business Conduct or Code of Ethics for Senior Executive and Financial Officers, as well as any waivers of the Code of Business Conduct or Code of Ethics for Senior Executive and Financial Officers that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (“10% Stockholders”), to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and The NASDAQ Stock Market. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2007, we are not aware of any late Section 16(a) filings.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our compensation philosophy provides the guiding principles for decisions made by the Compensation and Human Resources Committee of the Board of Directors (the “Committee”) for our executive officers. Autodesk operates in the competitive and rapidly changing software and technology industry. In the area of executive compensation, Autodesk strives to link pay to performance and to the long-term interests of shareholders by

•	Ensuring that the executive team has clear goals and accountability with respect to financial and nonfinancial corporate performance

•

Establishing pay opportunities that are competitive based on prevailing practices for the industry, the stage of growth of Autodesk, and the dynamic and challenging technology labor markets in which Autodesk operates

•	Assessing performance against individual goals within the context of the Company’s overall operating results

•	Aligning pay incentives with the long-term interests of our shareholders.

Throughout Part III of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer during fiscal 2007, as well as the other individuals included in the Summary Compensation Table on page 146, are referred to as the “Named Executive Officers.”

Compensation and Human Resources Committee

The Committee is responsible for ensuring that the executive compensation programs are effectively designed, implemented, and administered with sound corporate governance practices. The Committee has authority to approve the philosophy and structure of the compensation programs for executives and, as deemed appropriate for other Company employees.

The Committee consists of three independent, nonemployee directors as defined by the listing standards of the NASDAQ stock market: Crawford W. Beveridge (Chairman), J. Hallam Dawson, and Michael J. Fister. The charter as well as more details about the Committee are available at www.autodesk.com (About Us—Investors—Corporate Governance). The Committee reassesses this charter annually and recommends any proposed changes to the Board for approval.

The Committee annually reviews and approves compensation for the CEO and the executive officers of the Company. This includes base salaries, incentive awards, stock option grants, employment agreements, severance arrangements, change in control provisions, as well as any other benefits or compensation arrangements.

In addition, the Autodesk Board of Directors has delegated to the Committee exclusive authority to grant stock options to Autodesk’s executive officers and other employees.

Role of Executives in Compensation Decisions

The Committee sets compensation for the CEO and the executive officers of the Company. In determining the CEO’s compensation, the Committee solicits input from the full Board of Directors before making final decisions.

Certain executives such as the CEO, the Senior Vice President of Human Resources, the Vice President of Compensation and Benefits, and others from Autodesk’s Finance, Legal, and Investor Relations organizations (hereafter referred to as Management) may assist and support the Committee. They may develop compensation proposals for Committee consideration, analyze competitive compensation information, and provide analyses of the status of compensation programs such as levels of stock ownership, the holding value or the hypothetical gain from the unvested shares if exercised at various prices,—and so forth. However, they do not have decision-making authority in regards to executive officer compensation.

The CEO annually reviews the performance of the Named Executive Officers, other than the Executive Chairman whose performance, along with that of the CEO, is reviewed by the Committee. The CEO recommends salary adjustments, incentive awards, promotions, and stock option grants. The Committee reviews these recommendations and modifies them as necessary.

Use of Outside Consultants

While the Company may use consultants to assist in the evaluation of CEO or executive officer compensation, the Committee has the sole authority to retain and terminate its own compensation consultant, as it sees fit. The Committee also has authority to obtain advice and assistance from internal or external legal, accounting, or other advisers.

The Company contracted with several compensation consulting firms during the 2007 fiscal year that provided education and information to the Committee:

•

Management used information from Aon’s Radford Executive Survey to provide benchmark data and overall practices reports to inform the Committee’s decisions on fiscal 2007 base salaries, incentive awards and stock grants for executive officers.

133

•

VenturePay Group’s Executive Compensation Dashboard Report provided benchmark compensation information based on a detailed analysis of recently filed proxies from companies in Autodesk’s Peer Group (see Benchmarking of Compensation below). This was an additional source of information used to inform the Committee’s decisions on fiscal 2007 base salaries, incentive awards and stock grants for executive officers.

•

Mercer Consulting presented information to the Committee in June 2006 regarding statutory, accounting, and tax issues related to executive post-retirement medical plans. This information was used to inform the Committee’s position in considering potential provisions in certain executive employment agreements.

•

Compensia provided education material to the Committee in December 2006 on regulatory trends affecting executive compensation and has provided on-going support and guidance on SEC compensation disclosure requirements.

Benchmarking of Compensation

To ensure that Autodesk’s base salaries, target incentive awards, and stock grants for executive officers are competitive, the Committee uses the independent third-party executive compensation surveys mentioned earlier that report on the compensation practices of a group of companies in our industry as well as competitors for executive talent (collectively, the “peer group”). For fiscal 2007, the companies in this peer group were Adobe, BEA Systems, BMC Software, Cadence Design Systems, eBay Electronic Arts, Google, Intuit, Network Appliance, Siebel Systems, Symantec, Synopsys and Yahoo.

The peer group is reviewed and updated each year to ensure that the comparisons are meaningful. Several factors are considered in selecting the peer group, including product or industry, revenue level, geographic location, and competitors for executive talent in our labor markets.

Pay Mix

The total cash compensation and the ratio of fixed base salary and target incentive pay components are established for executives based on competitive market practices determined from the benchmark surveys. For fiscal 2007, the base pay and cash incentive components for the CEO were each approximately 50 percent of targeted total direct cash compensation. For the other executive officers, the base pay component was roughly 60 percent, and the targeted cash incentive component was approximately 40 percent of targeted total direct cash compensation. This mix between fixed base salary and cash incentives is comparable to that for similar positions reviewed in the peer group.

Carol Bartz, who effective on May 1, 2006, moved out of her role as Chief Executive Officer to the part-time position of Executive Chairman, is paid a fixed base salary but no longer has a target incentive component in her cash compensation.

Target Pay Positioning

The Committee believes that Autodesk’s executive compensation program targets fall within the typical range of compensation programs offered by the peer group. Autodesk strives to position the midpoints of its salary ranges, target cash incentives, and stock grant guidelines near the 50th percentile of the peer group, resulting in targeted total compensation that is competitive within our labor market. An individual’s actual salary, incentive award, and stock grant may fall below or above the target position based on the individual’s experience, seniority, skills, knowledge, performance, and contributions.

Elements of Compensation

Autodesk’s executive compensation program has three major components: fixed base salary, short-term cash incentives, and long-term incentives. The company also provides a comprehensive benefits program and termination protection. These programs are designed to attract, retain, and motivate highly effective executives to achieve the company’s business goals and improve shareholder value.

•	Base Salary

Autodesk’s base salary program provides fixed annual cash compensation set at a competitive level that recognizes the scope, responsibility, and skills required of the position. Salary ranges are developed for each executive officer based on competitive salary information for the peer group. The midpoint of each range approximates the competitive labor market 50th percentile for the peer group.

Base salaries for executive officers are set annually by the Committee with consideration of the benchmark analysis of the peer group. Each executive officer’s base salary is based on salary levels of comparable jobs in the peer group as well as experience, skills, and performance level.

Adjustments to base salaries generally are approved annually at the March quarterly Committee meeting. Promotion or equity adjustments may be approved at other quarterly meetings.

•	Cash Incentive Compensation—Executive Incentive Plan (EIP)

The EIP is an annual cash incentive plan available to those executives designated annually by the Committee. Its purpose is to motivate participants to ensure Autodesk achieves its annual business goals. Elements of the performance criteria may differ depending on participants’ areas of responsibility and may include corporate, business, or functional unit and individual management goals.

Under the EIP, target awards are established for each eligible participant. Each year, a corporate financial performance matrix is developed at the beginning of the award period. This matrix provides a guide to determining appropriate award levels based on varying levels of achievement of operating margin and revenue growth. A participant may receive an actual bonus that is larger or smaller than the target incentive payout, or may receive no bonus whatsoever. The actual award reflects a combination of the target award, the Company’s revenue and operating margin performance, and an assessment of the individual’s performance during the year.

•	Participants

Five employees were originally designated to participate for fiscal 2007, all of whom are Named Executive Officers. When Carol Bartz entered into a new employment agreement in January 2007, she voluntarily agreed to receive no EIP award for fiscal 2007 and will not participate in the future. The remaining participants in the EIP for fiscal 2007 were the current Chief Executive Officer Carl Bass, Chief Financial Officer Al Castino, Sales Executive George Bado, and Human Resources Executive Jan Becker.

•	Target Awards

For each participant, the Committee established an EIP target award equal to a percentage of base salary as follows: Carl Bass 100 percent, Al Castino 75 percent, Jan Becker 75 percent, and George Bado 16.7 percent. As leader of the sales organization, George Bado has additional cash incentive compensation tied to sales commissions. His sales commission target is 50 percent of his base salary.

•	Corporate Income Tax Considerations

The EIP is intended to qualify as deductible “performance-based” compensation within the meaning of Section 162(m) of the Internal Revenue Code and has been structured accordingly. The structure of the plan separates the funding of the awards from the determination of the actual awards, as described below.

•	Maximum Funding of Pool for Awards

At the beginning of the award period, the Committee determines a payout funding formula that provides for a maximum funding amount based on a minimum threshold of revenue growth and a non-GAAP operating margin attainment. The non-GAAP operating margin for fiscal 2007 excluded certain costs, expenses, gains and losses, including stock based compensation expense, amortization of purchased intangibles and litigation expenses. Below this threshold, there is no EIP funding. The Committee sets these thresholds on a year-to-year basis. The minimum threshold for fiscal 2007 revenue growth was 6 percent and the minimum threshold for non-GAAP operating margin was 19.5 percent. If these two thresholds are achieved or exceeded, the maximum funding pool for payouts is set at 190 percent of the sum of participants’ target awards.

•	Actual Awards to Individuals

The Committee is not obligated to fully allocate the maximum funding amount. The Committee determines the actual awards based on the Company’s financial results as compared to the financial performance matrix and on an evaluation of an individual’s contributions relative to the Company’s results. This matrix provides a guide to determining appropriate award levels based on varying levels of achievement of revenue growth and non-GAAP operating margin, where a 100 percent award generally equates to the Company’s achievement of its annual operating plan. For fiscal 2007, a 100 percent award was associated with revenue growth of 21 percent and non-GAAP operating margin attainment of 26.5 percent. A similar performance matrix is also used across the Company for determining award funding under the Autodesk Incentive Plan (AIP) as noted in the following section, thus providing alignment between the incentives for Named Executive Officers and those for the broader employee population. For fiscal 2007, the Company’s financial performance exceeded the minimum funding threshold and equated to an award on the performance matrix of 98 percent of the target award amounts.

Awards are typically paid in cash within three months after the end of the fiscal year. For fiscal 2007, the Committee reviewed the Company’s results and the performance of the NEOs in March 2007. The Committee determined that Mr. Bado, Ms. Becker and Mr. Castino had fully met performance expectations for the year and approved EIP payouts for them at 100% of target. The Committee reviewed the performance of Mr. Bass with the full Board and determined that the CEO had significantly exceeded performance expectations during his first year as CEO of the Company. The Committee approved an EIP payout of $1,000,000 for Mr. Bass, which is 143% of his target EIP award. Approved awards are listed below:

Executive	Title	Target Award	Approved Award
Carl Bass	Chief Executive Officer	$700,000	$1,000,000
Al Castino	Chief Financial Officer	$278,000	$278,000
George Bado	EVP, Worldwide Sales	$60,000	$60,000
Jan Becker	SVP, Human Resources	$233,000	$233,000

•	Cash Incentive Compensation—Autodesk Incentive Plan (AIP)

An executive not designated to participate in the company’s EIP is eligible to participate in the Autodesk Incentive Plan (AIP), which is generally available to all non-sales employees. The AIP consists of an overall corporate plan and several individual group plans covering Autodesk divisions, functional groups, and business units. Participants are assigned to the appropriate AIP group plan based on organization and role. For example, the AIP awards for most divisional staff are based 70 percent on the performance of the specific division and 30 percent on corporate performance.

•	Target Awards and Target Funding

Each participant is assigned a target incentive payout, which is a percentage of the participant’s base salary. Target AIP incentive payout levels are set for each pay grade based on market competitive data and internal consistency. The target AIP funding pool is the sum of all participants’ target incentive payout.

•	Actual Awards to Participants

Actual awards are based on (1) the performance of the Company and the participant’s group, as applicable, as compared to the financial performance matrix and (2) the evaluation of the participant’s individual performance for the fiscal year by the participant’s manager.

•	Performance of the Company and the Participant’s Group

If the revenue goals and non-GAAP operating margin or group contribution margin goals are met exactly, actual total AIP funding is 100 percent of the sum of the participants’ target awards. For the Company overall and for each group, a financial performance matrix defines award levels as a percentage of target awards for various other combinations of achieved operating margin and revenue growth as described above for the EIP. In addition, the CEO can adjust the AIP funding amount derived from the financial results up or down by a maximum of 10 percent, based on the CEO’s assessment of the achievement of nonfinancial goals for the Company or for a particular group.

•	Performance of the Participant

The actual award reflects a combination of the target award, AIP funding based on the performance of the Company and the individual’s group, and manager assessment of the individual’s performance during the year. As a result, an individual may receive an actual AIP payout that is larger or smaller than the AIP amount based on the performance matrix and his or her target award or may receive no AIP payout whatsoever.

•	Cash Incentive Compensation—Autodesk Sales Compensation Plan

As the top sales executive, George Bado has a portion of his targeted cash compensation tied to sales commissions based on achievement of specific revenue and contribution margin objectives. Bado’s On-Target-Earnings (OTE) is the amount that he will receive if he achieves his annual financial performance objectives, such as his annual quota. His OTE consists of two components: base salary and target incentive. His commission-based cash incentive target is set at 50 percent of his base salary. As described earlier, he has an additional cash incentive target of 16.7 percent of his base salary as a participant in Autodesk’s EIP.

•	Equity-Based Compensation

Equity awards provide employees and executives the perspective of an owner with a stake in the success of Autodesk, thus increasing alignment with shareholder interests. Stock options are currently the equity-based component of Autodesk’s compensation program. This component is intended to direct executive attention to the importance of sustained, long-term revenue growth and profitability. In addition, stock options are required to compete effectively for talent in the software and technology industry. Vesting periods encourage employees and executives to remain with Autodesk and to focus on longer-term results.

•	Perquisites and Other Benefits

•	Benefits Program

Autodesk offers a variety of benefits programs to executives and regular employees alike. For example in the United States, benefits include medical (with prescription coverage), vision, dental, employee and dependent life insurance, employee and dependent accidental death and dismemberment insurance, short-term disability, long-term disability, and financial programs such as a 401(k) plan and flexible spending accounts. Autodesk also provides a variety of relocation benefits to eligible participants.

•	Nonqualified Deferred Compensation

US-based executives are eligible to participate in Autodesk’s Nonqualified Deferred Compensation Plan. The plan is designed to allow eligible employees to make pretax contributions through compensation deferrals to the plan and receive tax-deferred investment returns on the contributions similar to the 401(k) plan. This benefit is incremental to the 401(k) plan and is available to a limited group of Autodesk U.S.–based senior management employees. Similar to the 401(k) plan, earnings are not guaranteed.

Investment options are a subset of those available in the Autodesk 401(k) plan and include 22 funds. See the chart in the Summary Compensation Tables section on page 146.

•	Perquisites

Carol Bartz is provided a personal driver for her business transportation needs. George Bado has been provided a local apartment on an extended basis as part of his relocation assistance. Otherwise, the Company does not as a general practice provide benefits or special considerations to its executives that it does not provide to other employees.

Stock Plans and Stock Grant Policies/Practices

Autodesk maintains the 2006 Employee Stock Plan for stock option grants exclusively for Autodesk employees, including executive officers. In addition, the Company’s employees are eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan.

Our broad-based employee stock option program is designed to promote long-term retention and recognize individual performance. Generally, all employees are eligible to participate. Approximately 80 percent of the options granted during fiscal 2007 were awarded to employees other than Named Executive Officers.

Guidelines are based on competitive market practice for grants for new hires, promotions, and ongoing performance-related grants. Typically, an employee is eligible for a stock option grant upon beginning employment with the Company (if the stock option program is available in that country location) and is eligible to be considered for periodic grants thereafter. The size of grants is influenced by the prevailing guidelines and the individual’s performance or particular requirements at the time of hire.

•	Voluntary Stock Option Review

During fiscal 2007, the Audit Committee of Autodesk’s Board of Directors conducted a voluntary review of Autodesk’s historical stock option granting practices and related issues. For a full discussion of our voluntary stock option review, please refer to the “Explanatory Note,” “Note 2. Restatement of Consolidated Financial Statements” and “Item 9A. Controls and Procedures” in our fiscal year 2007 Annual Report on Form 10-K.

•	Stock Grant Process

All stock option grants to executive officers are made by the Committee. In March 2005, the Board of Directors modified the delegation of authority to the Company’s chief executive officer to grant stock awards and approve monthly performance, promotion, new hire, and patent award grants for employees other than the Company’s executive officers on a predetermined date. The specified date was the second Thursday of each month, or the next business day in case of a holiday, or as close to such date as was reasonably possible.

In September 2006, the Committee discontinued the delegation of authority to the chief executive officer and began approving all employee grants at its regularly scheduled quarterly meetings. The Committee approves stock option grants to newly hired executive officers at the quarterly meeting following the executive’s hire date. It also approves promotion and performance grants. For executive promotions, the Committee approves promotion grants at the Committee meeting at which the promotion is approved, or at the next quarterly Committee meeting following the promotion. Approval of performance grants is scheduled to occur at the quarterly Committee meetings.

The Committee typically reviews and approves performance grants for executives once or twice a year. The Committee considers several factors, including the unvested option position of each executive, the value of those options compared to other Autodesk senior executives, competitive pay practices within the peer group of companies, and the individual performance of the executive.

The Committee uses “new hire” and “ongoing” stock grant guidelines in determining the appropriate size of these grants. The stock grant guidelines reflect the range of typical competitive practices of our peer group. The Committee has authority to exceed these guidelines, within the limits prescribed under the stock plan approved by shareholders. The current plan limits any individual grant to 1,000,000 stock options. For fiscal 2007, the maximum grant awarded was 750,000 to Carl Bass to recognize his promotion to chief executive officer.

•	Stock Grant Policies

The Autodesk Board of Directors has established the following policies to govern the granting of stock options:

•	Limitation on Number of Options Granted

It is the policy of the Board that the aggregate number of shares underlying equity awards granted under the 2006 Employee Stock Plan will not exceed 2.5 percent per year of the Company’s outstanding common stock during any given fiscal year. The 2.5 percent is based on gross awards and is not net of cancellations. In calculating whether the 2.5 percent limitation has been reached, no equity awards issued in connection with a merger, acquisition, or similar business combination or the appointment of new senior executive officers of the Company, such as a chief executive officer, chief financial officer, or chief operating officer, will be counted toward the total.

For fiscal 2007, excluding the grant to Carl Bass to recognize his promotion to chief executive officer, the aggregate number of option grants represented 2.1 percent of common shares outstanding as of January 31, 2007. Net of cancellations, the number was 1.6 percent.

•	Shareholder Dilution Mitigation

We maintain a stock repurchase program to mitigate the dilutive effect of our stock plans. We generate significant cash flow, and current and planned uses of cash include share repurchases. In fiscal 2007, we repurchased about 4.2 million shares. As of January 31, 2007, about 16.3 million shares of common stock remain available for repurchase.

•	Prohibition Against Stock Option Repricing

Our Board of Directors has prohibited repricing of stock options in the 2006 Employee Stock Plan and the 2000 Directors’ Option Plan. A similar policy was in place for our prior employee stock plan.

•	Nonqualified Stock and Incentive Stock Options

In general, we issue only nonqualified stock options to employees and executives, with the exception of grants to those executive officers subject to the stock ownership guidelines described below. The 2006 Employee Stock Plan limits the use of incentive stock options (ISOs) because of the heavier financial burden they place on the company. However, because ISOs provide special tax advantages to the recipient if the stock is held for a significant length of time following exercise, we provide ISOs to certain executive officers to facilitate their meeting the stock ownership guidelines. ISOs are granted to these few individuals only to the extent allowable by applicable Internal Revenue Code limits. Any excess options are nonqualified stock options.

•	Stock Option Grant Exercise Price

For fiscal 2007, the exercise price for stock option grants equals the fair market value of the company’s common stock on the date of grant. This is defined as the closing price quoted on the NASDAQ Global Select Market on the grant date.

•	Option Grant Vesting and Expiration

All stock options granted in fiscal 2007 vest according to the nature of the grant and the level of the recipient:

•

Executive Officer and all other vice president grants (new hire, promotion, performance grants) have four-year vesting, with one-fourth of the total grant vesting on each grant anniversary date for four years.

•	Other non-vice president grants (key new hire, promotion, performance grants) have three-year vesting, with one-third of the total grant vesting on each grant anniversary date for three years.

•	Standard new hire grants (50 to 100 shares, depending on country) vest in full on the one-year anniversary of the grant date.

All stock options granted in fiscal 2007 expire six years from the date of grant.

•	Stock Ownership Guidelines for Executive Officers and Directors

Stock ownership by executive officers and directors is important to tie management to the risks and rewards inherent in stock ownership of the Company. The guidelines for stock ownership adopted by the Board in December 2004 provide that, within a four-year period, executive officers should attain an investment position in Autodesk stock equal to a multiple of their base salary and that directors should attain an investment position in Autodesk stock of at least 5,000 shares. Converting a portion of management’s stock options into shares encourages long-term ownership in the Company and helps align the interests of executive officers and shareholders.

Stock ownership guidelines are as follows:

Position	Ownership Guidelines

Executive Chairman/Board Member	5,000 shares

CEO	5 times base salary

CFO	2 times base salary

Senior Vice President	2 times base salary

The stock ownership guidelines are applicable only to those executive officers who are also subject to Section 16 of the Securities Exchange Act of 1934. The guidelines apply so that the executive has four years from adoption of the guidelines in December 2004 or assumption of a new, higher-level position to achieve the recommended levels of stock ownership, whichever is later. The executive can achieve the recommended levels through converting vested stock options or by purchasing stock either in the open market or through the Employee Stock Purchase Plan. Only stock that is owned outright is applied toward meeting the guidelines.

The Committee monitors progress toward achievement of these guidelines on at least an annual basis. At their last review in December 2006, all outside members of the Board of Directors and Carol Bartz, George Bado and Al Castino had met the ownership guidelines.

Compensation and Human Resources Committee Operations and Decision Making

The Committee held eight meetings during fiscal 2007. Compensation decisions on base salaries, incentive targets, and stock option grants for executive officers were made at the March 2006 Committee meeting, which was the first Committee meeting following the close of the fiscal year and public disclosure of our fiscal 2006 financial results. The Committee also met in March 2007, at which time decisions on the actual incentive awards for fiscal 2007 were made. These decisions are described below.

•	Market Compensation Analysis

Management presented for Committee review competitive compensation data for key executives at peer group companies (described in “Benchmarking of Compensation” on page 134). The Committee reviewed Company performance relative to our peer group, as well as base salary, bonus, and stock grant information, which then informed their decisions regarding executive officer compensation. Compensation for executives is targeted at the median or 50th percentile of the peer group. The fiscal 2007 analysis indicated that our executive officer pay was generally below that of the peer group. Following fiscal 2008 salary adjustments for our executive officer salaries are in line with our target for executive officer compensation within the 50th percentile of our peer group.

•	Base Salaries for Fiscal 2007

Management presented to the Committee the proposed fiscal 2007 executive base salary ranges and base salary adjustments for certain Company officers, excluding Carol Bartz and Carl Bass, to be effective April 1, 2006. The Committee discussed both the proposed fiscal 2007 salary ranges and individual executive officer’s current salary levels relative to the competitive benchmark salary information. They reviewed proposed salary adjustments based on skill and experience level, as well as the individual’s fiscal 2006 performance and position in the salary range. As appropriate, the Committee also reviewed longer-term strategies for monitoring and adjusting individuals’ pay over time relative to market. The Committee approved individual salary adjustments in the range of 4 percent to 6 percent for each executive officer other than Carol Bartz and Carl Bass.

Based on discussion of experience and benchmark compensation information, as well as input from the full Board, the Committee also determined the salary levels for Carol Bartz and Carl Bass in their new roles. These salary changes were effective on May 1, 2006, the date they assumed their new roles.

•	Stock Options Grants for Fiscal 2007

The Committee reviewed levels of annual stock grants for peer group executives in comparable positions. They reviewed the number of options awarded to each executive officer over the last four years, as well as the holding value of each executive’s unvested options. Based on this information, the Committee awarded stock option grants to each executive officer (except Bartz and Bass) that approximated the midpoint for the appropriate stock grant guidelines.

Given her change in role, no grant was made to Carol Bartz. The Committee, following consultation with the full Board, awarded Carl Bass options to purchase 750,000 shares of Autodesk common stock in light of his promotion to CEO.

•	Incentive Awards for Fiscal 2007

In March 2007, the Committee reviewed the Company’s revenue and operating margin performance for fiscal 2007 and the EIP funding requirements previously approved by the Committee at the beginning of the fiscal year. They also discussed with the CEO the individual performance during fiscal 2007 of each Named Executive Officer, with the exception of the CEO and the Executive Chairman.

On this basis, the Committee discussed appropriate EIP bonus awards for fiscal 2007 to the participating Named Executive Officers, except Carl Bass, and determined to award each such executive approximately 100 percent of his or her target EIP award.

The Committee also reviewed recommendations of the full Board regarding CEO compensation and incorporated those recommendations into the approved compensation proposals. As a result, the Committee determined that Mr. Bass had significantly exceeded performance expectations during his first year as CEO. The Committee in conjunction with the full Board approved an EIP award of $1,000,000 for Mr. Bass, which is 143% of his target EIP award.

Tax and Accounting Considerations

In designing its compensation programs, the Company has considered tax and accounting implications, including the following:

•

Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with the requirements of FASB Statement 123(R). The company also takes into consideration FASB Statement 123(R) and other generally accepted accounting principles in determining changes to policies and practices for its stock-based compensation programs.

•

Change in Control Program—The Company has structured its Change in Control program so that in the event payment of benefits constitutes a “parachute” payment under Section 280G of the Internal Revenue Code, the Company will revise and limit the payment so that the Company does not incur additional tax burden on behalf of the participant. For more information, refer to the “Executive Change in Control” section on page 150.

•

Executive Incentive Plan—The EIP is structured to comply with the requirements of Section 162(m) of Internal Revenue Code, which allow certain payments under the plan to be deductible for federal income tax purposes.

Post-Employment Obligations

•	Employment Agreements

The Company currently has employment agreements with two of its Named Executive Officers. These agreements are summarized in the following table. Details of these agreements can be found in the Form 8-K filings as noted below.

Compensation	Carol Bartz Form 8-K Filed 1/25/2007 (period 1/19/2007)	Carl Bass Form 8-K Filed 12/20/2006 (period 12/14/2006)

Annual Salary	$500,000	$700,000

Bonuses	None	• Participates in the EIP • Target incentive 100 percent of base salary

Stock Options

•     Continue to vest previously granted options

•     No longer receive grants customarily awarded to executive officers

•     After 1/31/2007 may be granted stock options or other equity grants at the discretion of the Board

• Continue to be eligible to receive grants customarily awarded to executive officers

Employee Benefits	• Eligible to participate in benefits normally provided to employees • Four weeks paid annual vacation	• Eligible to participate in benefits normally provided to employees • Four weeks paid annual vacation

Expenses	• Eligible for reimbursement under Company’s expense reimbursement policy	• Eligible for reimbursement under Company’s expense reimbursement policy

Severance Benefits	• Eligible for post-employment health insurance	N/A

Compensation	Carol Bartz Form 8-K Filed 1/25/2007 (period 1/19/2007)	Carl Bass Form 8-K Filed 12/20/2006 (period 12/14/2006)

Termination Without Cause or Resignation for Good Reason (including Change in Control)	• Continued coverage under Company’s health insurance plan (or a comparable plan) • Immediate vesting of all unvested stock options • Any additional benefits accorded by Change in Control program

•     Lump sum payment of 100 percent of base salary and 100 percent of target annual incentive.

•     Immediate vesting of unvested stock options that would have vested within 12 months of the termination date except under Change in Control program.

•     Immediate vesting of unvested stock options that would have vested within 24 months of the termination date under Change in Control program.

•     Provided six months to exercise any vested stock options

•     Any additional benefits accorded by Change in Control program

•     Reimbursement of COBRA expenses for up to 12 months

Voluntary Termination Without Good Reason or Termination for Cause

•     Further vesting of outstanding stock options terminates immediately

•     Payment of compensation terminates immediately except for those amounts already earned

•     Paid any accrued but unpaid compensation, benefits, and expenses through the termination date

•     Eligible for severance benefits if in accordance with Company’s established policy

•     Further vesting of outstanding stock options terminates immediately

•     Payment of compensation terminates immediately except for those amounts already earned

•     Paid any accrued but unpaid compensation, benefits, and expenses through the termination date

•     Eligible for severance benefits if in accordance with Company’s established policy

Termination Due to Death or Disability	• Eligible for benefits in accordance with then-applicable policies • Outstanding unvested stock options will accelerate and fully vest	• Eligible for benefits in accordance with then-applicable policies

•	Executive Change in Control Program

In March 2006, the Board of Directors approved an amended Executive Change in Control Program, in an effort to ensure the continued service of Autodesk’s key executives in the event of a future change in control of the company. Each of Autodesk’s current Named Executive Officers, among other employees, participates in the Change in Control Program. Under the terms of this program, if, within 12 months of a change in control (as defined below) an executive officer who participates in the Program is terminated without cause, or voluntarily terminates his or her employment for good reason, he or she will receive the following:

•	An amount equal to the executive officer’s annual base compensation and average annual bonus, payable bimonthly over a 12-month period

•	Acceleration of the executive officer’s stock options that would have vested within the 12 months following the date of the executive officer’s termination

•	Continued coverage of medical, dental, and vision insurance until the earlier of 12 months from the date of termination or when he or she becomes covered under another employer’s benefits plan

If the executive officer is terminated for any other reason, he or she will receive severance or other benefits only to the extent he or she would be entitled to receive those benefits under Autodesk’s then-existing benefit plans and policies. If the benefits provided under the Change in Control Program constitute parachute payments under Section 280G of the Internal Revenue Code and are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such benefits will be (1) delivered in full, or (2) delivered to such lesser extent that would result in no portion of the benefits being subject to the excise tax, whichever results in the receipt of the greatest amount of benefits.

As defined in the Change in Control Program, a “Change in Control” happens if the company is sold or merges with another corporation, if an individual acquires 50 percent or more of the total voting power represented by voting securities, or if the composition of the Board of Directors changes substantially.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation and Human Resources Committee is or was formerly an officer or employee of Autodesk or any of its subsidiaries. No interlocking relationship exists between any member of our Compensation and Human Resources Committee and the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation Committee Report

The Compensation and Human Resources Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION AND HUMAN RESOURCES COMMITTEE OF THE BOARD OF DIRECTORS

Crawford W. Beveridge, Chairman J. Hallam Dawson Michael J. Fister

Fiscal 2007 Summary Compensation Table

The table below presents information concerning the total compensation of Autodesk’s Named Executive Officers for the fiscal year ended January 31, 2007.

Based on the fair value of equity awards granted to Named Executive Officers in fiscal 2007 and the base salary of the Named Executive Officers, equity-based compensation accounted for 70% of total compensation of the Named Executive Officers, salary accounted for approximately 13% of the total compensation, incentive compensation accounted for approximately 10% of the total compensation and benefits accounted for approximately 7% of the total compensation. Consistent with our philosophy, we believe equity-based compensation closely aligns management’s compensation with the long-term interests of our shareholders. Because the table below shows the value of certain equity awards based on the FAS 123(R) value rather than the fair value, these percentages cannot be derived using the amounts reflected in this table.

Name and Principal Position (a)	Fiscal Year	Salary ($) (b)	Option Awards ($) (c)	Non-Equity Incentive Plan Compensation ($) (d)	All Other Compensation ($) (e)	Total ($)
Carl Bass, Chief Executive Officer and President	2007	643,750	4,435,427	1,000,000	3,500	6,082,677

Carol Bartz, Former Chief Executive Officer and President	2007	612,500	4,265,610	—	1,181,886	6,059,996

Alfred J. Castino, Senior Vice President and Chief Financial Officer	2007	366,667	935,551	278,000	4,015	1,584,233

George M. Bado, Executive Vice President, Worldwide Sales and Services	2007	360,000	997,814	245,296	28,635	1,631,745

Jan Becker, Senior Vice President, Human Resources	2007	307,500	844,917	233,000	3,563	1,388,980

(a)	Ms. Bartz resigned as Chief Executive Officer and President and became Executive Chairman effective April 30, 2006. Mr. Bass became Chief Executive Officer and President on May 1, 2006. Prior to such time, Mr. Bass was Chief Operating Officer.
(b)	The dollar value of base salary earned by each Named Executive Officer during fiscal 2007. Autodesk did not provide any additional stock or other non-cash items to its Named Executive Officers as salary compensation during fiscal 2007.
(c)	Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2007, in accordance with FAS 123(R), and thus may include amounts for awards granted in and prior to fiscal 2007. The assumptions used in the valuation of these awards are set forth in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.
(d)	Reflects (1) amounts earned for services performed during the fiscal year pursuant to Autodesk’s Executive Incentive Plan for all executives shown, except for Mr. Bado, and (2) amounts earned for services performed by Mr. Bado pursuant to Autodesk’s Executive Incentive Plan and for sales commissions and sales bonuses earned, as shown below:

Executive Incentive Plan	$60,000
Sales commissions	155,296
Sales bonus	30,000

Total:	$245,296

Amounts earned under the Executive Incentive Plan are payable by their terms in the following fiscal year, and sales bonuses and commissions are paid quarterly for the previous quarter’s bonuses and commissions earned.

(e)	Amounts in this column include personal gifts and related tax gross ups, reimbursement for certain travel expenses, transportation expenses, temporary housing expenses, resort travel and lodging, matching contributions by Autodesk to one of Autodesk’s pre-tax savings plans, and organization dues. Ms. Bartz’s other compensation includes post-employment health and dental benefits for previous year’s service with an actuarially determined present value of $631,986 plus a $421,324 tax gross-up, and a Company gift for appreciation of years of service as CEO costing $67,500 plus a associated $33,889 tax gross-up.

All other compensation items included in this category do not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such Named Executive Officer.

Grants of Plan-Based Awards in Fiscal 2007

The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the fiscal year ended January 31, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#) (b)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($) (c)
Carl Bass	3/9/2006	—	700,000	1,330,000	750,000	38.00	10,520,250
Carol Bartz	3/9/2006	—	600,000	950,000	—	—	—
Alfred J. Castino	3/9/2006	—	277,500	527,250	55,000	38.00	771,485
George M. Bado	3/9/2006	—	245,296	359,296	45,000	38.00	631,215
Jan Becker	3/9/2006	—	232,500	441,750	55,000	38.00	771,485

(a)	Reflects threshold, target and maximum dollar amounts payable under the Executive Incentive Plan for performance during fiscal 2007, as described in “Compensation Discussion and Analysis— Elements of Compensation.” The “threshold” refers to the minimum amount payable for a certain level of performance; “target” refers to the amount payable if specified performance targets are reached; and “maximum” refers to the maximum payout possible. The actual amounts paid to each executive under the Executive Incentive Plan for fiscal 2007 were determined by the Compensation Committee in March 2007 and are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Fiscal 2007 Summary Compensation Table.” Mr. Bado’s amounts in “Target and “Maximum” columns both include fiscal 2007 commissions earned of $155,296; commissions do not have a preset maximum limit. When Ms. Bartz entered into a new employment agreement in January 2007, she voluntarily agreed to receive no Executive Incentive Plan award for fiscal 2007 and will not participate in the future.
(b)	Reflects options granted under the 2006 Employee Stock Plan during fiscal 2007 that are not performance based. All options granted to Named Executive Officers vest over a four year period at a rate of 25% per year. See “Employment Agreements and Change of Control Arrangements” below for a further description of certain terms relating to these awards. Stock-based compensation expense from these options are also included in the Summary Compensation Table and do not constitute additional compensation.

(c)	Reflects the grant date fair value of each equity award computed in accordance with FAS 123(R). The assumptions used in the valuation of these awards are set forth in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table presents information concerning unexercised options for each Named Executive Officer outstanding as of January 31, 2007.

Option Awards
Name	Grant Date (a)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)
Carl Bass	3/8/2002 3/13/2003 9/25/2003 3/18/2004 6/28/2004 3/10/2005 3/9/2006	50,000 18,752 50,000 31,250 50,000 31,250 —		— 37,500 50,000 125,000 100,000 187,500 750,000	$11.00 7.37 8.73 14.40 20.69 30.15 38.00	3/8/2012 3/13/2013 9/25/2013 3/18/2014 6/28/2014 3/10/2012 3/9/2012

Carol Bartz	3/18/1998 3/31/1998 12/6/1999 3/8/2002 3/13/2003 9/25/2003 3/18/2004 3/10/2005	120,000 120,000 120,772 640,000 300,000 300,000 500,000 125,000	(b) (b) (b)	— — — — 100,000 100,000 500,000 375,000	$11.91 10.78 8.25 11.00 7.37 8.73 14.40 30.15	3/18/2008 3/31/2008 12/6/2009 3/8/2012 3/13/2013 9/25/2013 3/18/2014 3/10/2012

Alfred J. Castino	9/26/2002 9/24/2003 3/18/2004 3/10/2005 3/9/2006	60,000 24,000 75,000 22,500 —		— 20,000 75,000 67,500 55,000	$6.36 8.73 14.40 30.15 38.00	9/26/2012 9/25/2013 3/18/2014 3/10/2012 3/9/2012

George M. Bado	11/11/2002 5/23/2003 11/20/2003 4/5/2004 3/10/2005 3/9/2006	50,000 — 12,500 — — —		— 17,500 12,500 60,000 67,500 45,000	$6.44 7.43 9.70 16.42 30.15 38.00	11/11/2012 5/23/2013 11/20/2013 4/5/2014 3/10/2012 3/9/2012

Jan Becker	9/20/2001 3/8/2002 9/26/2002 3/13/2003 9/25/2003 3/18/2004 3/10/2005 3/9/2006	100,000 120,000 22,502 45,000 60,000 60,000 22,500 —		— — — 15,000 20,000 60,000 67,500 55,000	$7.88 11.00 6.36 7.37 8.73 14.40 30.15 38.00	9/20/2011 3/8/2012 9/26/2012 3/13/2013 9/25/2013 3/18/2014 3/10/2012 3/9/2012

(a)	Reflects options granted under the 2006 Employee Stock Plan and the 1996 Stock Plan. Unless otherwise indicated below, all options granted to Named Executive Officers vest at the rate of 25% per year over the first four years of the option term. These options are also included in the Fiscal 2007 Summary Compensation Table and do not constitute additional compensation.
(b)	Options vest at a rate of 33% per year over the first three years of the option term.

Option Exercises and Stock Vested at 2007 Fiscal Year End

The following table presents certain information concerning the exercise of options by each of the Named Executive Officers during the fiscal year ended January 31, 2007. Autodesk has not granted stock to Named Executive Officers, and accordingly no shares were acquired upon vesting of stock awards for any of the Named Executive Officers during the fiscal year ended January 31, 2007.

	Option Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(a)
Carl Bass	131,921	2,722,701
Carol Bartz	1,600,537	45,234,929
Alfred J. Castino	65,600	1,446,992
George M. Bado	71,142	1,456,510
Jan Becker	48,271	1,443,716

(a)	Reflects the difference between (i) the market price of Autodesk common stock at the time of exercise on the exercise date and (ii) the exercise price of the option.

Nonqualified Deferred Compensation for Fiscal Year 2007

The following table presents information regarding the non-qualified deferred compensation activity for each listed officer during the fiscal year ended January 31, 2007.

Name	Executive Contributions in Last Fiscal Year ($) (a)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (b)	Aggregate Withdrawals/ Distributions ($) (c)	Aggregate Balance at Last Fiscal Year End ($)
Carl Bass	—	—	—	—	—
Carol Bartz	2,224,335	—	1,645,008	2,766,918	10,342,881
Alfred J. Castino	—	—	—	—	—
George M. Bado	207,026	—	52,287	—	665,185
Jan Becker	206,333	—	86,570	—	1,268,485

(a)	Contributions in this column include the following amounts which are also reported as salary and non-equity incentive plan compensation to the Named Executive Officer in the Fiscal 2007 Summary Compensation Table: Ms. Bartz, $575,277; Mr. Bado, $39,811; and Ms. Becker, $56,333. Contributions also include Executive Incentive Plan awards earned in the previous fiscal year but paid in fiscal 2007.
(b)	None of the earnings in this column is included in the Fiscal 2007 Summary Compensation Table because they were not preferential or above market.
(c)	Reflects a voluntary distribution during fiscal 2007 of salary and non-equity incentive plan compensation contributed to the non-qualified deferred compensation plan in previous years.

Under Autodesk’s Nonqualified Deferred Compensation Plan, certain executives (including Named Executive Officers) may defer compensation earned as salary, commissions or awards under the Executive Incentive Plan. Deferral elections are made by eligible executives each year during the “open enrollment” period (November or December) for amounts to be earned in the following year. An executive may defer all or a portion of his or her annual salary, commissions and Executive Incentive Plan awards under this plan.

The investment options available to participants in the Nonqualified Deferred Compensation plan during fiscal 2007 are shown below, as well as the annual rate of return for each investment option for the calendar year ended December 31, 2006, as reported by the administrator of this plan:

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Vanguard Target Retirement 2045 Fund	15.98%	Vanguard Windsor™ II Fund	18.25%
Vanguard Target Retirement 2035 Fund	15.24%	Vanguard 500 Index Fund	15.64%
Vanguard Target Retirement 2025 Fund	13.24%	American Funds Growth Fund of America–Class R-4	10.91%
Vanguard Target Retirement 2015 Fund	11.42%	Hotchkis and Wiley Mid-Cap Value Fund–Class A	16.34%
Vanguard Target Retirement 2005 Fund	8.23%	Artisan Mid-cap Fund Investor Class	14.20%
Vanguard Target Retirement Income Fund	6.38%	Goldman Sachs Small Cap Value Fund–Institutional Class	17.78%
Vanguard Federal Money Market Fund	4.81%	Vanguard Explorer™ Fund	9.70%
Vanguard Total Bond Market Index Fund	4.27%	Vanguard International Value Fund	27.37%
Vanguard Short Term Bond	4.09%	Vanguard International Growth Fund	25.92%
Vanguard Wellesley Income Fund	11.28%	Vanguard GNMA Fund	4.33%
Dodge & Cox Stock Fund	18.53%	Vanguard REIT Index Fund	35.07%

Employment Agreements and Change in Control Arrangements

Executive Change in Control Program

In March 2006, the Board of Directors approved an amended and restated Executive Change in Control Program (the “Program”), in an effort to ensure the continued service of Autodesk’s key executives in the event of a future change in control event. Each of Autodesk’s current executive officers, among other employees, participates in the Program. Under the terms of the Program, if, within 12 months of a “change in control,” an executive officer who participates in the Program is terminated without “cause”, or voluntarily terminates his or her employment on account of “good reason,” as each such term is defined in the Program, he or she will receive (provided the participant executes a release and non competition agreement):

•	An amount equal to the executive officer’s annual base compensation and average annual bonus, payable bimonthly over a 12 month period;

•

The acceleration of such executive officer’s stock options with respect to the number of shares that would have vested within the 12 months following the date of the executive officer’s termination; and

•

Continued coverage of medical, dental and vision insurance until the earlier of 12 months from the date of termination or when he or she becomes covered under another employer’s employee benefit plans.

If the executive officer is terminated for any other reason, he or she will receive severance or other benefits only to the extent he or she would be entitled to receive those benefits under Autodesk’s then-existing benefit plans and policies.

If the benefits provided under the Program constitute parachute payments under Section 280G of the Internal Revenue Code and are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such benefits will be (1) delivered in full, or (2) delivered to such lesser extent that would result in no portion of the benefits being subject to the excise tax, whichever amount results in the receipt of the greatest amount of benefits.

Employment Agreement with Carol A. Bartz

In January 2007, the Company entered into an employment agreement with Carol A. Bartz that provides for, among other things, certain payments and benefits to be provided to Ms. Bartz upon a “change of control” of the Company or in the event her employment is terminated without “cause” or she resigns for “good reason,” as each such term is defined in Ms. Bartz’s employment agreement. In addition, at the end of Ms. Bartz’s employment with the Company, Ms. Bartz and her eligible dependents will receive continued health care coverage as follows: (i) if Ms. Bartz validly elects to continue coverage under COBRA, the Company will reimburse Ms. Bartz for premiums paid for a period of 12 months; (ii) after Ms. Bartz’s coverage under COBRA ends and prior to Ms. Bartz reaching the age of 65, the Company will pay premiums for insurance that provides health and dental benefits substantially comparable to those provided under the Company’s health plans, and in addition will pay for a primary physician under a concierge plan and a medical advocacy service to assist in processing claims; and (iii) after Ms. Bartz reaches the age of 65, Medicare shall become the primary health care provider, provided that the Company shall pay the cost of a supplemental insurance to maintain the same level of health coverage specified in (ii) above and will continue to pay the cost of a primary physician under a concierge plan and a medical advocacy service to assist in processing claims. Such coverage will end upon Ms. Bartz’s death or Ms. Bartz becoming eligible under another employer’s health plan, provided that, if there has been no termination of coverage at the time of Ms. Bartz’s death, coverage will continue to be provided to Ms. Bartz’s spouse to the extent reasonably possible. The continued health care coverage will be subject to Ms. Bartz signing and not revoking a separation and release of claims and abiding by the terms of a non-competition and non-solicitation agreement for 12 months.

In the event Ms. Bartz’s employment is terminated by the Company without cause or if Ms. Bartz resigns for good reason, Ms. Bartz will receive (i) the continued health care coverage discussed above, and (ii) immediate vesting of all outstanding, unvested stock options. Upon a change of control of the Company, Ms. Bartz will receive (i) immediate vesting of all outstanding, unvested stock options, and (ii) any additional benefits described in the Company’s Executive Change in Control Program. Such severance benefits will be subject to Ms. Bartz signing and not revoking a separation and release of claims and abiding by the terms of a non-solicitation agreement for 12 months.

In addition, in the event of Ms. Bartz’s employment terminates due to death or disability, then Ms. Bartz will receive immediate vesting of all outstanding, unvested stock options.

Employment Agreement with Carl Bass

In December 2006, the Company entered into an employment agreement with Carl Bass that provides for, among other things, certain payments and benefits to be provided to Mr. Bass in the event his employment is terminated without “cause” or he resigns for “good reason,” including in connection with a “change of control” of the Company, as each such term is defined in Mr. Bass’s employment agreement.

In the event Mr. Bass’s employment is terminated by the Company without cause or if Mr. Bass resigns for good reason, and such termination is not in connection with a change of control, Mr. Bass will receive (i) continued payment of his then current base salary plus his target annual incentive compensation under the Executive Incentive Plan for the year in which the termination occurs, for 12 months, (ii) accelerated vesting for 12 months of his then outstanding, unvested equity awards (other than awards that vest based on performance), (iii) a period of not less than 6 months to exercise any vested stock options that were granted to Mr. Bass on or after the date he entered into his employment agreement, and (iv) reimbursement for premiums paid for continued health benefits for Mr. Bass and his eligible dependents until the earlier of 12 months following termination or the date Mr. Bass becomes covered under similar health plans. In addition, Mr. Bass is subject to nonsolicitation and noncompetition covenants for 12 months following a termination that gives rise to the severance benefits discussed above.

If, in connection with a change of control, Mr. Bass’s employment is terminated by the Company without cause or if Mr. Bass resigns for good reason, Mr. Bass will receive (i) a lump sum payment in an amount equal to 100% of his then current annual base salary plus his target annual incentive compensation under the Executive Incentive Plan for the year in which the termination occurs, (ii) accelerated vesting for 24 months of his then outstanding, unvested equity awards (other than awards that vest based on performance), (iii) a period of not less than 6 months to exercise any vested stock options that were granted to Mr. Bass on or after the date of the Bass Agreement, and (iv) reimbursement for premiums paid for continued health benefits for Mr. Bass and his eligible dependents until the earlier of 12 months following termination or the date Mr. Bass becomes covered under similar health plans.

Potential Payments Upon Termination or Change of Control

The tables below estimate the amount of compensation to each of the Named Executive Officers in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon voluntary termination, involuntary not-for-cause termination, for cause termination, termination following a change in control and in the event of disability or death of the executive is estimated below. The amounts shown assume that such termination was effective as of January 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives on their termination. The price per share of Autodesk’s common stock is the closing price on the NASDAQ Global Select Market as of January 31, 2007 ($43.72). The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Carl Bass:

Executive Benefits and Payments Upon Separation	Voluntary Termination on 1/31/2007($)	Involuntary Not For Cause or Voluntary for Good Reason (Except Change in Control) Termination on 1/31/2007($)	For Cause Termination on 1/31/2007($)	Involuntary Not for Cause or Voluntary For Good Reason (Change in Control) Termination on 1/31/2007($)	Disability on 1/31/2007($)	Death on 1/31/2007($)
Compensation:
Base Salary(1)	—	700,000	—	700,000	—	—
Executive Incentive Plan (EIP)(2)	1,000,000	1,700,000	1,000,000	1,700,000	1,000,000	1,000,000
Stock Options(3)	—	4,650,131	—	8,969,469	—	—

Benefits and perquisites:
Health and Welfare Benefits(4)	—	16,048	—	16,048	—	—
Disability Income(5)	—	—	—	—	4,999,761	—
Accidental Death or Disability(6)	—	—	—	—	—	—
Life Insurance Benefits(7)	—	—	—	—	—	1,250,000
Accrued Vacation Pay	64,613	64,613	64,613	64,613	64,613	64,613

Carol Bartz:

Executive Benefits and Payments Upon Separation	Voluntary Termination on 1/31/2007($)	Involuntary Not For Cause or Voluntary for Good Reason (Except Change in Control) Termination on 1/31/2007($)	For Cause Termination on 1/31/2007($)	Involuntary Not for Cause or Voluntary For Good Reason (Change in Control) Termination on 1/31/2007($)	Disability on 1/31/2007($)	Death on 1/31/2007($)
Compensation:
Base Salary(1)	—	—	—	500,000	—	—
Stock Options(3)	—	9,217,622	—	9,217,622	9,217,622	9,217,622

Benefits and perquisites:
Health and Welfare Benefits(4)	1,053,310	1,053,310	1,053,310	1,053,310	1,053,310	317,840
Disability Income(5)	—	—	—	—	1,946,183	—
Accidental Death or Disability(6)	—	—	—	—	500,000	500,000
Life Insurance Benefits(7)	—	—	—	—	—	1,000,000
Accrued Vacation Pay	57,693	57,693	57,693	57,693	57,693	57,693

Alfred J. Castino:

Executive Benefits and Payments Upon Separation	Voluntary Termination on 1/31/2007($)	Involuntary Not For Cause or Voluntary for Good Reason (Except Change in Control) Termination on 1/31/2007($)	For Cause Termination on 1/31/2007($)	Involuntary Not for Cause or Voluntary For Good Reason (Change in Control) Termination on 1/31/2007($)	Disability on 1/31/2007($)	Death on 1/31/2007($)
Compensation:
Base Salary(1)	—	—	—	370,000	—	—
Executive Incentive Plan (EIP)(2)	278,000	278,000	278,000	729,000	278,000	278,000
Stock Options(3)	—	—	—	829,735	—	—

Benefits and perquisites:
Health and Welfare Benefits(4)	—	—	—	16,048	—	—
Disability Income(5)	—	—	—	—	2,044,189	—
Accidental Death or Disability(6)	—	—	—	—	370,000	370,000
Life Insurance Benefits(7)	—	—	—	—	—	1,110,000
Accrued Vacation Pay	29,883	29,883	29,883	29,883	29,883	29,883

George M. Bado:

Executive Benefits and Payments Upon Separation	Voluntary Termination on 1/31/2007($)	Involuntary Not For Cause or Voluntary for Good Reason (Except Change in Control) Termination on 1/31/2007($)	For Cause Termination on 1/31/2007($)	Involuntary Not for Cause or Voluntary For Good Reason (Change in Control) Termination on 1/31/2007($)	Disability on 1/31/2007($)	Death on 1/31/2007($)
Compensation:
Base Salary(1)	—	—	—	360,000	—	—
Executive Incentive Plan(2)	60,000	60,000	60,000	224,000	60,000	60,000
Sales commissions and bonus(8)	52,114	52,114	52,114	52,114	52,114	52,114
Stock Options(3)	—	—	—	853,084	—	—

Benefits and perquisites:
Health and Welfare Benefits(4)	—	—	—	16,048	—	—
Disability Income(5)	—	—	—	—	4,406,511	—
Accidental Death or Disability(6)	—	—	—	—	1,250,000	1,250,000
Life Insurance Benefits(7)	—	—	—	—	—	600,000
Accrued Vacation Pay	33,230	33,230	33,230	33,230	33,230	33,230

Jan Becker:

Executive Benefits and Payments Upon Separation	Voluntary Termination on 1/31/2007($)	Involuntary Not For Cause or Voluntary for Good Reason (Except Change in Control) Termination on 1/31/2007($)	For Cause Termination on 1/31/2007($)	Involuntary Not for Cause or Voluntary For Good Reason (Change in Control) Termination on 1/31/2007($)	Disability on 1/31/2007($)	Death on 1/31/2007($)
Compensation:
Base Salary(1)	—	—	—	310,000	—	—
Executive Incentive Plan (EIP)(2)	233,000	233,000	233,000	547,333	233,000	233,000
Stock Options(3)	—	—	—	832,813	—	—

Benefits and perquisites:
Health and Welfare Benefits(4)	—	—	—	15,688	—	—
Disability Income(5)	—	—	—	—	1,823,652	—
Accidental Death or Disability(6)	—	—	—	—	310,000	310,000
Life Insurance Benefits(7)	—	—	—	—	—	620,000
Accrued Vacation Pay	5,961	5,961	5,961	5,961	5,961	5,961

(1)	Base Salary: The dollar value of base salary each executive would be paid upon termination or change in control. For Mr. Bass and Ms. Bartz, the amounts shown would be paid in accordance with their respective employment agreements. For Mr. Castino, Mr. Bado and Ms. Becker, the amounts shown would be paid in accordance with the Autodesk Change in Control Program.
(2)	Executive Incentive Plan (EIP): For Mr. Bass, amounts reflect payments in accordance with his employment agreement. Ms. Bartz does not participate in the Executive Incentive Plan. For Mr. Castino, Mr. Bado and Ms. Becker, amounts in the Voluntary Termination, Involuntary Not for Cause or Voluntary for Good Reason (Except in Change in Control) and For Cause Termination columns reflect the sum of the fiscal 2007 bonus already earned under the Executive Incentive Plan, and the amounts in the Involuntary Not for Cause or Voluntary for Good Reason (Change in Control) column are the sum of the fiscal 2007 bonus already earned under the Executive Incentive Plan and a severance bonus equal to the average of the last three years’ bonuses under the Autodesk Change in Control Program.

(3)	Stock Options: For Mr. Castino, Mr. Bado and Ms. Becker, amounts shown in the Involuntary Not for Cause or Voluntary For Good Reason columns reflect the value of their outstanding stock options that would normally have vested in the twelve months following their separation but are accelerated (i.e., vest immediately on the date of separation) in accordance with the Autodesk Change in Control Program agreement. For Mr. Bass, in accordance with his employment agreement, the amount shown in the Involuntary Not for Cause or Voluntary for Good Reason (Except Change in Control) column reflects the value realized upon immediate vesting of his options normally vesting in the twelve months following his separation; in the Involuntary Not for Cause or Voluntary for Good Reason (Change in Control) column, the amount shown reflects the value realized upon immediate vesting of his options normally vesting in the twenty-four months following his separation. For Ms. Bartz, in accordance with her employment agreement, the amounts shown in the Involuntary Not For Cause (Except Change in Control), Involuntary Not for Cause (Change in Control), Disability and Death columns all reflect immediate vesting of all of her outstanding stock options.
(4)	Health and Welfare Benefits: For Mr. Bass, in accordance with his employment agreement, these amounts represent the cost of continuing coverage for Mr. Bass and his dependents for twelve months. For Ms. Bartz, in accordance with her employment agreement, these amounts reflect the present value (including tax gross-up) of postemployment health coverage as shown on the Summary Compensation Table in column (i) and described in the corresponding footnote (i) to that table; the amount shown in the Death column represents continuing spousal coverage. For all other executives, these amounts represent the cost of continuing coverage for each executive and their dependents for twelve months in accordance with the Autodesk Change in Control Program.
(5)

Disability Income:    Reflects the estimated present value of all future payments to each executive under the Company’s disability program, which represent 100% of salary for the first 90 days, and then 66- 2/3% of salary thereafter until the age of 65. These payments would be made by the insurance provider, not by Autodesk.

(6)	Accidental Death or Disability: Reflects the lump-sum amount payable to each executive or his or her beneficiaries by Autodesk’s insurance provider in the event of each executive’s accidental disability or death.
(7)	Life Insurance: Reflects the lump-sum amount payable to beneficiaries by Autodesk’s insurance provider in the event of each executive’s death.
(8)	Sales Commissions and Bonus: Reflects amounts earned in the fourth quarter of fiscal 2007 by Mr. Bado that will be paid in the following fiscal year.

Compensation of Directors

The table below presents information concerning the compensation paid or accrued by us to each of our non-employee directors for the fiscal year ended January 31, 2007. Ms. Bartz and Mr. Bass, who are our employees, do not receive additional compensation for their services as a director.

Name	Stock Awards ($) (a) (b)	Option Awards ($) (a) (c)	Total ($)
J. Hallam Dawson	106,963	230,493	337,456
Mary Alice Taylor	94,961	230,493	325,454
Crawford W. Beveridge	91,470	230,493	321,963
Mark A. Bertelsen	72,467	230,493	302,960
Michael J. Fister	72,467	311,522	383,989
Per-Kristian Halvorsen	72,467	230,493	302,960
Steven L. Scheid	72,467	230,493	302,960
Larry W. Wangberg	72,467	230,493	302,960

(a)	Reflects the dollar amount recognized for financial statement reporting purposes (excluding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2007, in accordance with FAS 123(R), and thus includes amounts for awards granted in and prior to fiscal 2007. The assumptions used in the valuation of these awards are set forth in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the directors.

(b)	In fiscal 2007, our non-employee directors received the following grants of restricted stock:

Name	Number of Shares (#)	Grant Date Fair Value of Stock Awards ($)
J. Hallam Dawson	3,837	$131,954
Mary Alice Taylor	3,488	119,952
Crawford W. Beveridge	3,314	113,968
Mark A. Bertelsen	2,616	89,964
Michael J. Fister	2,616	89,964
Per-Kristian Halvorsen	2,616	89,964
Steven L. Scheid	2,616	89,964
Larry W. Wangberg	2,616	89,964

(c)	In fiscal 2007, each of our non-employee directors received the following options to purchase shares of our common stock:

Name	Grant Date	Number of Shares (#)	Exercise Price Per Share ($)	Grant Date Fair Value of Option Awards ($)
J. Hallam Dawson	6/8/2006	20,000	$34.40	$199,212
Mary Alice Taylor	6/8/2006	20,000	34.40	199,212
Crawford W. Beveridge	6/8/2006	20,000	34.40	199,212
Mark A. Bertelsen	6/8/2006	20,000	34.40	199,212
Michael J. Fister	6/8/2006	20,000	34.40	199,212
Per-Kristian Halvorsen	6/8/2006	20,000	34.40	199,212
Steven L. Scheid	6/8/2006	20,000	34.40	199,212
Larry W. Wangberg	6/8/2006	20,000	34.40	199,212

The aggregate number of each director’s stock options outstanding at January 31, 2007 is disclosed in the table below:

Name	Option Awards Outstanding (#)
J. Hallam Dawson	200,000
Mary Alice Taylor	240,000
Crawford W. Beveridge	150,000
Mark A. Bertelsen	160,000
Michael J. Fister	180,000
Per-Kristian Halvorsen	159,600
Steven L. Scheid	80,000
Larry W. Wangberg	160,000

Standard Director Compensation Arrangements

During fiscal 2007, our non-employee directors were eligible to receive the annual compensation set forth below:

Member of the Board of Directors	$ 75,000
Lead Director	an additional $25,000
Chair of the Audit Committee	an additional $25,000
Chair of the Compensation and Human Resources Committee	an additional $20,000
Chair of the Corporate Governance and Nominating Committee	an additional $10,000

Each director may elect to receive up to fifty percent of the annual fee in cash, with the balance paid in the form of restricted stock issued at a rate of $1.20 worth of stock for each $1.00 of cash compensation foregone. The restricted stock would be issued on the date of the annual meeting of stockholders and would vest on the date of the annual meeting of stockholders in the following year, provided that the recipient is a director on such date.

For fiscal 2007, all of the non-employee directors elected to receive 100% of their annual fees as restricted stock. Such restricted stock was issued on June 8, 2006 (the date of last year’s annual meeting of stockholders) and will vest on the date of the Annual Meeting, provided that the recipient is a director on such date.

Additionally, the Company’s 2000 Directors’ Option Plan provides for the automatic grant of nonstatutory stock options to our non-employee directors. Upon being elected or appointed to our Board of Directors, each non-employee director is granted an option to purchase 50,000 shares of our Common Stock, with subsequent annual option grants of 20,000 shares of our Common Stock. The exercise price of options granted under the 2000 Directors’ Option Plan is equal to the fair value of our Common Stock on the date of grant. Options granted under the 2000 Directors’ Option Plan upon election or appointment vest over a three-year period; subsequent annual option grants vest over a one-year period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the beneficial ownership of Autodesk’s Common Stock as of March 30, 2007, for each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of our Common Stock, each of the Company’s directors, each of the executive officers named in the Summary Compensation Table on page 146 and all directors and executive officers of the Company as a group.

5% Stockholders, Directors and Officers (1)	Common Stock Beneficially Owned(2)	Percentage Beneficially Owned(3)
Principal Stockholders:
ClearBridge Advisors, LLC(4)	12,339,560	5.4%
T. Rowe Price Associates, Inc.(5)	18,251,701	7.9%
TCW Asset Management Co.(6)	15,918,552	6.9%

Non-Employee Directors:
Mark A. Bertelsen(7)	149,999	*
Crawford W. Beveridge(8)	154,634	*
J. Hallam Dawson(9)	229,248	*
Michael J. Fister(10)	166,441	*
Per-Kristian Halvorsen(11)	153,843	*
Steven L. Scheid(12)	69,472	*
Mary Alice Taylor(13)	271,178	*
Larry W. Wangberg(14)	171,719	*

Named Executive Officers:
Carol A. Bartz(15)	3,727,994	1.6%
Carl Bass(16)	596,583	*
George M. Bado(17)	160,936	*
Alfred J. Castino(18)	295,541	*
Jan Becker(19)	519,297	*

All directors and current executive officers as a group (20 persons)(20)	7,403,739	3.2%

*	Represents less than one percent (1%) of the outstanding Common Stock.
(1)	Unless otherwise indicated in their respective footnote, the address for each listed person is c/o Autodesk, Inc., 111 McInnis Parkway, San Rafael, California 94903.
(2)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has the right to acquire within 60 days of March 30, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
(3)	The total number of shares of Common Stock outstanding as of March 30, 2007 was 231,165,564.
(4)	As of December 31, 2006, the date of ClearBridge Advisors LLC’s most recent filing with the SEC pursuant to Section 13(g) of the Exchange Act on February 6, 2007, 11,661,893 shares were beneficially owned by ClearBridge Advisors LLC. These shares include (i) 10,556,766 shares beneficially owned by ClearBridge Advisors, LLC, (ii) 992,527 shares beneficially owned by ClearBridge Asset Management, Inc. and (iii) 112,600 shares beneficially owned by Smith Barney Fund Management LLC. The address of ClearBridge Advisors, LLC is 399 Park Avenue, New York, New York 10022. This information was obtained from a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 6, 2007.

(5)	The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202, which was obtained from a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 13, 2007.
(6)	The address of TCW Asset Management Co. is 865 South Figueroa Street, Los Angeles, California 90014, which was obtained from a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 14, 2007.
(7)	Includes 140,000 shares subject to options exercisable within 60 days of March 30, 2007.
(8)	Includes 130,000 shares subject to options exercisable within 60 days of March 30, 2007.
(9)	Includes 180,000 shares subject to options exercisable within 60 days of March 30, 2007.
(10)	Includes 160,000 shares subject to options exercisable within 60 days of March 30, 2007.
(11)	Includes 139,600 shares subject to options exercisable within 60 days of March 30, 2007.
(12)	Includes 60,000 shares subject to options exercisable within 60 days of March 30, 2007.
(13)	Includes 220,000 shares subject to options exercisable within 60 days of March 30, 2007.
(14)	Includes 140,000 shares subject to options exercisable within 60 days of March 30, 2007.
(15)	Includes 2,700,772 shares subject to options exercisable within 60 days of March 30, 2007.
(16)	Includes 581,252 shares subject to options exercisable within 60 days of March 30, 2007.
(17)	Includes 143,750 shares subject to options exercisable within 60 days of March 30, 2007.
(18)	Includes 255,250 shares subject to options exercisable within 60 days of March 30, 2007.
(19)	Includes 511,252 shares subject to options exercisable within 60 days of March 30, 2007.
(20)	Includes 6,028,223 shares subject to options exercisable within 60 days of March 30, 2007.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s equity compensation plans as of January 31, 2007.

(shares in thousands)	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	26,389	$22.31	26,782	(2)
Equity compensation plans not approved by security holders(3)	2,985	9.72	—

Total	29,374	$21.02	26,782

(1)	Included in these amounts are 0.2 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $4.04 related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	This amount includes 18.1 million securities available for future issuance under Autodesk’s 1998 Employee Qualified Stock Purchase Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

The 1996 Stock Plan was adopted by the stockholders in 1996. Employees, including executive officers and the members of the Board of Directors, are eligible to participate in the 1996 Stock Plan. The 1996 Stock Plan is intended to help the Company attract and retain outstanding individuals in order to promote the Company’s success. Incentive stock options (that is, options that entitle the optionee to special U.S. income tax treatment) and nonstatutory stock options may be granted under the 1996 Stock Plan. Options granted under the 1996 Stock Plan generally vest over periods ranging from one to five years and expire within ten years of date of grant. The exercise price of the stock options granted under the 1996 Stock Plan is equal to the closing price of our Common Stock on The NASDAQ Stock Market on the grant date. The 1996 Stock Plan expired in March 2006.

Our Nonstatutory Stock Option Plan, which is not subject to stockholder approval, was adopted in 1996 and terminated by the Board of Directors in December 2004. The Nonstatutory Stock Option Plan permitted the grant to eligible employees of options to purchase up to 16.9 million shares, all of which have been previously granted. Executive officers and members of the Board of Directors were not eligible to participate in this plan. The Nonstatutory Stock Option Plan was intended to help the Company attract and retain outstanding individuals in order to promote the Company’s success. Only nonstatutory stock options were granted under the Nonstatutory Stock Option Plan.

Our 1998 Employee Qualified Stock Purchase Plan was adopted by the stockholders in 1998. The 1998 Employee Qualified Stock Purchase Plan is intended to help the Company attract and retain outstanding individuals in order to promote the Company’s success. The 1998 Employee Qualified Stock Purchase Plan provides employees of the Company with an opportunity to purchase Common Stock through accumulated payroll deductions. Under the 1998 Employee Qualified Stock Purchase Plan, eligible employees may purchase shares of Common Stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement.

Our 2000 Directors’ Option Plan was adopted by the stockholders in 2000. The 2000 Directors’ Option Plan provides for the automatic grant of nonstatutory options to non-employee directors of the Company. The 2000 Directors’ Option Plan is intended to help the Company attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to the non-employee directors of the Company to serve as directors and encourage their continued service on the Board of Directors, and to encourage equity ownership by directors in order to align their interests with those of the stockholders. The exercise price of the stock options granted under the 2000 Directors’ Option Plan is equal to the closing price of our Common Stock on The NASDAQ Stock Market on the grant date.

The 2006 Employee Stock Plan was adopted by the stockholders in November 2005 and became effective in March 2006. Employees, including executive officers, are eligible to participate in the 2006 Employee Stock Plan. The 2006 Employee Stock Plan is intended to help the Company attract and retain outstanding individuals in order to promote the Company’s success. Incentive stock options and nonstatutory stock options may be granted under the 2006 Employee Stock Plan. Options granted under the 2006 Employee Stock Plan generally vest over periods ranging from one to four years and expire within six years of date of grant. The exercise price of the stock options granted under the 2006 Employee Stock Plan is equal to the closing price of our Common Stock on The NASDAQ Stock Market on the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Party Transactions

Review, Approval or Ratification of Related Person Transactions

Autodesk’s Related Party Transactions Policy states that all transactions between or among the Company and its wholly-owned subsidiaries and any Related Party, as defined, requires the prior written approval of the Chief Financial Officer. Non-routine Transactions with vendors and suppliers to the Company and its wholly-owned subsidiaries require the prior written approval of the Corporate Controller. In addition, in accordance with our Code of Business Conduct and the charter for the Audit Committee, our Audit Committee reviews and approves in advance any proposed “related person” transactions. Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC. For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

Related Party Transactions

During fiscal 2007, the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, acted as principal outside counsel to Autodesk. Mark A. Bertelsen, a director of Autodesk, is a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation. Payments by Autodesk to Wilson Sonsini Goodrich & Rosati were less than one percent of such firm’s revenues in the last fiscal year. We believe that the services performed by Wilson Sonsini Goodrich & Rosati were provided on terms no more or less favorable than those with unrelated parties.

Independence of the Board of Directors

The Board of Directors has determined that, with the exception of Carol A. Bartz, our Executive Chairman, and Carl Bass, our Chief Executive Officer and President, all of its members are “independent directors” as that term is defined in the listing standards of The NASDAQ Stock Market. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ listing standards, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The independent directors meet regularly in executive session, without members of management present, as part of the quarterly meeting procedure.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed for professional audit services and other services rendered to the Company by Ernst & Young LLP for the fiscal years ended January 31, 2007 and 2006.

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$4,707,349	$3,265,979
Audit-Related Fees	—	—
Tax Fees(2)	707,641	896,835
All Other Fees	—	—

Total	$5,414,990	$4,162,814

(1)

Audit Fees consisted of fees billed for professional services rendered for the integrated audit of the Company’s annual financial statements and management’s report on internal control included in the Company’s Annual Reports on Form 10-K and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, as well as services that generally only the Company’s independent registered public accountants can reasonably provide, including statutory audits and services rendered in connection with SEC filings. The fiscal 2007 fees include approximately $1.4 million for audit services related to the Company’s voluntary stock option review.
(2)	Tax Fees consisted of fees billed for tax compliance, consultation and planning services.

Pre-Approval of Audit and Non-Audit Services

All audit and non-audit services provided by Ernst & Young LLP to the Company must be pre-approved by the Audit Committee. The Audit Committee utilizes the following procedures in pre-approving all audit and non-audit services provided by Ernst & Young LLP. The Audit Committee is presented with a detailed listing of the individual audit and non-audit services and fees (separately describing audit-related services, tax services and other services) expected to be provided by Ernst & Young LLP during the year. Quarterly, the Audit Committee is presented with an update of all pre-approved audit and non-audit services conducted and any new audit and non-audit services to be provided by Ernst & Young LLP are updated, if necessary. The Audit Committee reviews the Company’s update and approves the services outlined therein if such services are acceptable to the Audit Committee.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Chairman of the Audit Committee the authority to amend or modify the list of audit and non-audit services and fees; provided, however, that such additional or amended services may not affect Ernst & Young LLP’s independence under applicable SEC rules. The Chairman reports any such action taken to the Audit Committee at the next Audit Committee meeting.

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

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2007, 2006 and 2005, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)    FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Year
Fiscal year ended January 31, 2007
Allowance for doubtful accounts	$8.2	$2.1	$0.4	$9.9
Product returns reserves	14.2	57.1	53.1	18.2
Restructuring	13.5	2.3	9.8	6.0

Fiscal year ended January 31, 2006
Allowance for doubtful accounts	$7.2	$1.6	$0.6	$8.2
Product returns reserves	18.0	38.3	42.1	14.2
Restructuring	13.1	11.1	10.7	13.5

Fiscal year ended January 31, 2005
Allowance for doubtful accounts	9.7	(0.2)	2.3	$7.2
Product returns reserves	23.2	37.7	42.9	18.0
Restructuring	9.4	26.8	23.1	13.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CARL BASS
Carl Bass
Chief Executive Officer and President

Dated: June 4, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Bass and Alfred J. Castino as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL BASS Carl Bass	Chief Executive Officer and President (Principal Executive Officer)	June 4, 2007

/s/ ALFRED J. CASTINO Alfred J. Castino	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 4, 2007

/s/ ANDREW D. MILLER Andrew D. Miller	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	June 4, 2007

/s/ CAROL A. BARTZ Carol A. Bartz	Executive Chairman of the Board	June 4, 2007

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	June 4, 2007

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director	June 4, 2007

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director	June 4, 2007

/s/ MIKE FISTER Mike Fister	Director	June 4, 2007

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	June 4, 2007

/s/ STEVEN L. SCHEID Steven L. Scheid	Director	June 4, 2007

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	June 4, 2007

/s/ LARRY W. WANGBERG Larry W. Wangberg	Director	June 4, 2007

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 4, 2005 by and among Registrant, Maytag Acquisition Corporation, Alias Systems Holdings Inc., Accel-KKR Company, LLC and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

3.2	Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 28, 2007)

10.1*	Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

10.2*	Registrant’s 1996 Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 28, 2007)

10.4*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*	Registrant’s 2000 Directors’ Option Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.6*	Registrant’s 2000 Directors’ Option Plan Forms of Agreements (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

10.7*	Registrant’s 2006 Employee Stock Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.8*	Registrant’s 2006 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

10.9*	Text of amendment to certain stock option agreements (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006)

10.10*	Executive Incentive Plan (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

10.11*	Participants, target awards and payout formulas for fiscal year 2007 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on March 14, 2006)

10.12*	Participants, target awards and payout formulas for fiscal year 2008 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 28, 2007)

10.13*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

Exhibit No.	Description

10.14*	Executive Change in Control Program, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 6, 2006)

10.15*	Description of annual cash compensation paid to non-employee directors (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on June 14, 2006)

10.16*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.17*	Employment Agreement between Registrant and Carol A. Bartz dated January 19, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on January 25, 2007)

10.18*	Employment Agreement between Registrant and Carl Bass dated January 19, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 20, 2006)

10.19	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.20	Credit Agreement between Registrant and CITIBANK, N.A. dated as of August 30, 2005 (filed herewith)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

