Form 10-Q
period 2007-04-30
AUTODESK INC
filed 2007-06-08
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

(In millions, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2007	2006
Net revenues:
License and other	$383.2	$349.4
Maintenance	125.4	86.6

Total net revenues	508.6	436.0

Costs and expenses:
Cost of license and other revenues	50.5	47.5
Cost of maintenance revenues	2.2	2.4
Marketing and sales	192.5	170.4
Research and development	114.7	99.4
General and administrative	47.3	57.0

Total costs and expenses	407.2	376.7

Income from operations	101.4	59.3
Interest and other income, net	9.8	3.5

Income before income taxes	111.2	62.8
Income tax provision	(27.9)	(14.3)

Net income	$83.3	$48.5

Basic net income per share	$0.36	$0.21

Diluted net income per share	$0.34	$0.20

Shares used in computing basic net income per share	231.2	230.3

Shares used in computing diluted net income per share	243.8	244.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	April 30, 2007	January 31, 2007
	(Unaudited)	(Audited)(1)
ASSETS
Current assets:
Cash and cash equivalents	$762.3	$665.9
Marketable securities	201.7	112.0
Accounts receivable, net	260.4	301.3
Deferred income taxes	116.8	78.1
Prepaid expenses and other current assets	43.3	32.4

Total current assets	1,384.5	1,189.7
Computer equipment, software, furniture and leasehold improvements, net	63.9	65.6
Purchased technologies, net	47.9	51.3
Goodwill	356.1	355.3
Deferred income taxes, net	61.9	59.8
Other assets	75.1	75.8

	$1,989.4	$1,797.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76.8	$61.0
Accrued compensation	83.6	120.7
Accrued income taxes	16.1	23.6
Deferred revenues	327.7	311.4
Other accrued liabilities	80.8	57.5

Total current liabilities	585.0	574.2
Deferred revenues	72.2	67.4
Long term income taxes payable	43.8	—
Other liabilities	44.2	40.9
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	921.8	908.3
Accumulated other comprehensive income (loss)	2.4	(3.6)
Retained earnings	320.0	210.3

Total stockholders’ equity	1,244.2	1,115.0

	$1,989.4	$1,797.5

(1)	These balances are derived from Autodesk’s audited financial statements which were filed with the Securities Exchange Commission in its fiscal 2007 Annual Report on Form 10-K.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended April 30,
	2007	2006
Operating Activities
Net income	$83.3	$48.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.2	12.5
Stock-based compensation expense	14.8	21.7
Changes in operating assets and liabilities, net of business combinations	79.3	7.5

Net cash provided by operating activities	191.6	90.2

Investing Activities
Purchases of available-for-sale marketable securities	(447.7)	(189.2)
Sales and maturities of available-for-sale marketable securities	358.0	152.8
Business combinations, net of cash acquired	—	(43.5)
Acquisition of equity investment	—	(12.5)
Capital and other expenditures	(6.8)	(11.4)

Net cash used in investing activities	(96.5)	(103.8)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	49.2
Repurchases of common stock	—	(65.8)

Net cash used in financing activities	—	(16.6)

Effect of exchange rate changes on cash and cash equivalents	1.3	0.3

Net increase (decrease) in cash and cash equivalents	96.4	(29.9)
Cash and cash equivalents at beginning of year	665.9	287.2

Cash and cash equivalents at end of period	$762.3	$257.3

Supplemental cash flow information:
Net cash paid during the period for income taxes	$12.1	$2.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2007 and for the three months ended April 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries during the quarter considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2008 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”).

2.	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This statement is required to be adopted by Autodesk as of February 1, 2008. Autodesk does not believe the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 required that the recognition and disclosure elements be adopted as of the end of Autodesk’s fiscal year ended January 31, 2007, which did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The measurement elements of SFAS 158 will be effective for the fiscal year ending January 31, 2009. Effective February 1, 2008, Autodesk will adopt the measurement elements of SFAS 158. Autodesk does not believe the adoption of the measurement elements of SFAS 158 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This Statement is effective for Autodesk as of February 1, 2008. Autodesk does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN 48, companies are required to recognize the benefit from a tax position only if it is “more likely than not” that the tax position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarified how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings and additional paid-in capital. Autodesk adopted FIN 48 on February 1, 2007. The adoption resulted in an increase to opening retained earnings of $26.4 million and a decrease to additional paid in capital of $1.4 million. See Note 5, “Income Taxes,” for additional information.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This statement amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. The provisions of SFAS 155 are effective as of the beginning of Autodesk’s 2008 fiscal year. Effective February 1, 2007, the Company adopted SFAS 155, which did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3.	Concentration of Credit Risks and Significant Customers

In the first quarters of fiscal 2008 and 2007, total sales to a single distributor, Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 15% and 12% of Autodesk’s consolidated net revenues, respectively. The majority of the net revenue from sales to Tech Date relates to Autodesk’s Design Solutions Segment. In addition, Tech Data accounted for 16% of gross accounts receivable at April 30, 2007 and January 31, 2007.

4.	Employee Stock-Based Compensation

Stock Option Plans

As of April 30, 2007, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors (the “Board”): the 2006 Employee Stock Plan (“2006 Plan”), which is available only to employees and the 2000 Directors’ Option Plan (“2000 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006.

The 2006 Plan reserves 9.65 million shares of Autodesk common stock, plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At April 30, 2007, 7.8 million shares were available for future issuance. The 2006 Plan will expire in March 2008. The 2000 Directors’ Option Plan, which was approved by the stockholders, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At April 30, 2007, 0.64 million shares were available for future issuance, all of which were approved by the stockholders on November 10, 2005. The 2000 Director’s Option Plan will expire in March 2009.

Options granted under the above mentioned plans vest over periods ranging from one to four years and generally expire within six to ten years from the date of grant. Under the 2006 Plan and the 2000 Directors’ Option Plan, as amended, the option term is limited to no more than six years. During the first quarter of fiscal 2008 and fiscal 2007, the exercise price of the stock option grants was equal to the fair market value of the stock on the grant date.

A summary of stock option activity for the three months ended April 30, 2007 is as follows:

	Number of shares	Weighted average price per share
	(Shares in thousands)
Options outstanding at January 31, 2007	29,374	$21.03
Granted	209	39.69
Exercised(1)	—	—
Forfeited	(258)	22.46
Expired	(303)

Options outstanding at April 30, 2007	29,022	$21.13

Options exercisable at April 30, 2007	19,199	$16.22
Options available for grant at April 30, 2007	8,494

(1)

Due to Autodesk’s voluntary stock option review, the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934 until June of fiscal 2008. As a result, no stock options were exercised during the three months ended April 30, 2007.

The total pre-tax intrinsic value of options exercised during the three months ended April 30, 2006 was $70.5 million. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended April 30, 2007 and 2006 calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model was $12.92 and $13.69 per share, respectively. As of April 30, 2007, total compensation cost related to non-vested awards not yet recognized of $77.8 million is expected to be recognized over a weighted average period of 1.55 years.

The following table summarizes information about options outstanding and exercisable at April 30, 2007:

	Options Exercisable				Options Outstanding
	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per share exercise prices:
$0.20 - 8.73	6,118		$7.28		6,511		$7.29
$8.82 - 14.40	6,116		11.82		6,642		11.98
$14.49 - 29.37	4,188		22.99		6,845		22.98
$30.15 - 38.00	2,456		34.21		6,891		34.87
$38.10 - 47.24	321		44.47		2,133		41.52

	19,199	5.5	$16.22	$481.9	29,022	5.5	$21.13	$587.6

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $41.27 per share as of April 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through June 2016. At April 30, 2007, a total of 26.6 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At April 30, 2007, a total of 18.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to the Company’s voluntary stock option review, Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 until June of fiscal 2008. As a result, the Company was unable to issue shares under the ESP Plan during the first quarter of fiscal 2008. On March 22, 2007, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESP Plan while the Company was not current in its reporting obligations under the Securities Exchange Act of 1934 following April 1, 2007. In general, this amendment provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007, which began in June 2007, unless they elected not to participate.

During the three months ended April 30, 2006, Autodesk issued 0.8 million ESP Plan awards with an average fair value of $22.46 per share.

Stock-based Compensation Expense

On February 1, 2006, Autodesk adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and the recording of such expense in Autodesk’s Condensed Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended April 30, 2007 and 2006, which was recorded as follows:

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006
Cost of license and other revenues	$0.6	$0.9
Marketing and sales	6.3	9.1
Research and development	4.7	6.9
General and administrative	3.2	4.2

Stock-based compensation expense related to employee stock options and employee stock purchases	14.8	21.1
Tax benefit	(4.5)	(5.1)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$10.3	$16.0

Autodesk uses the Black-Scholes option-pricing model to estimate the fair value of option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006
	Stock Option Plans	Stock Option Plans	ESP Plan
Range of expected volatilities	0.36	0.39	0.37 - 0.40
Range of expected lives (in years)	2.6 - 4.0	3.8	0.5 - 2.0
Expected dividends	0.0%	0.0%	0.0%
Range of risk-free interest rates	4.54 - 4.56%	4.79%	4.80% - 4.82%
Expected forfeitures	13.0%	13.1%	7.0%

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

Effective after the dividend on the Company’s common stock for the fourth quarter of fiscal 2005, which was paid in April 2006, Autodesk discontinued payment of cash dividends. Autodesk does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option valuation model.

The risk-free interest rate used in the Black-Scholes-Merton option valuation model for options granted under the Company’s stock option plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

In addition to the assumptions used in the Black-Scholes-Merton pricing model, SFAS 123R requires that the Company recognize expense only for the awards that are ultimately expected to vest. Therefore, Autodesk is required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all share-based awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code (“California Section 409A”), adverse tax consequences to employees may arise as a result of Autodesk’s issuance of discounted stock options that were discovered as a result of the Company’s voluntary stock option review. In order to alleviate adverse tax consequences to Autodesk employees who have exercised certain stock options, the Company informed affected employees that the Company would be participating in the 409A Compliance Programs offered by these tax jurisdictions. During the first quarter of fiscal year 2008, the Company determined that a payroll liability related to the reimbursement of employees’ Section 409A and California Section 409A penalties under the aforementioned Programs was probable. Accordingly, the Company accrued $12.0 million of employee tax expenses during the quarter.

5.	Income Taxes

Autodesk’s effective tax rate during the first quarter of fiscal 2008 was 25%, up from 23% in the first quarter of fiscal 2007. Autodesk’s effective tax rate increased 2% during the first quarter of fiscal 2008 as a result of the expiration of the extraterritorial income exclusion which is no longer effective beyond fiscal 2007 and lower tax benefits, as a percentage of pre-tax earnings, associated with foreign profits taxed at rates less than the U.S. Federal statutory tax rate. The effective tax rate for the first quarter of fiscal 2008 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and Federal and state research tax credits, offset by the impact of SFAS 123R.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded $25.0 million of unrecognized tax benefits, with a corresponding increase in the beginning balance of retained earnings of $26.4 million and a decrease to additional paid-in capital of $1.4 million. Of the total retained earnings adjustment, $19.5 million relates to previously disclosed tax benefits for goodwill and other intangible amortization. As of February 1, 2007, the Company had $141.6 million of unrecognized tax benefits, of which approximately $124.5 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $17.1 million relates to items that would result in balance sheet reclassification only, with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

It is the Company’s continuing practice to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had $3.1 million, net of tax benefit, accrued for interest and $0 accrued for penalties related to unrecognized tax benefits as of February 1, 2007.

Autodesk and its subsidiaries are subject to income tax in the U.S. Federal jurisdiction as well as numerous state and foreign jurisdictions. The Company’s Federal and state income tax returns for fiscal year 2003 through fiscal year 2007 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2007.

At April 30, 2007, Autodesk had net deferred tax assets of $178.7 million. Realization of these assets is dependent on Autodesk’s ability to generate approximately $637 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Deferred Compensation

At April 30, 2007, Autodesk had marketable securities totaling $201.7 million, of which $29.7 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2007 was $27.2 million. The total related deferred compensation liability was $29.7 million at April 30, 2007 of which $12.6 million was classified as current and $17.1 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2007 was $27.2 million of which $12.5 million was classified as current and $14.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2007	January 31, 2007
Computer equipment, software and furniture, at cost	$229.8	$224.4
Leasehold improvements, at cost	45.0	43.0

	274.8	267.4
Less: Accumulated depreciation	(210.9)	(201.8)

Computer equipment, software, furniture and leasehold improvements, net	$63.9	$65.6

8.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	April 30, 2007	January 31, 2007
Purchased technologies	$199.4	$199.4
Less: Accumulated amortization	(151.5)	(148.1)

Purchased technologies, net	$47.9	$51.3

Expected future amortization expense for purchased technologies for the remainder of fiscal 2008 and for each of the fiscal years thereafter is as follows:

2008—remaining nine months	$9.6
2009	11.5
2010	10.0
2011	9.0
2012	7.6
Thereafter	0.2

Total	$47.9

9.	Goodwill

The changes in the carrying amount of goodwill during the three months ended April 30, 2007 are as follows (in millions):

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2007	$259.8	$95.5	$355.3
Effect of currency translation and other	0.8	—	0.8

Balance as of April 30, 2007	$260.6	$95.5	$356.1

10.	Commitments and Contingencies

Guarantees and Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services. Autodesk accrues for known indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential effect of these indemnifications on its future results of operations.

In connection with the purchase, sale or license transactions of assets or businesses with third parties, Autodesk has entered into or assumed customary indemnification agreements related to the assets or businesses purchased, sold or licensed. Historically, costs related to these indemnifications or guarantees have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential effect of these indemnifications on its future results of operations.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended April 30, 2007.

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

In connection with Autodesk’s anti-piracy program, designed to enforce copyright protection of the Company’s software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time Autodesk undertakes litigation against alleged copyright infringers or provides information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have led to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin America.

In addition, Autodesk is involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse effect on its consolidated results of operations, cash flows or its financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect its future results of operations, cash flows or financial position in a particular period.

11.	Stock Repurchase Program

Autodesk has a stock repurchase program to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and to more effectively utilize excess cash generated from its business. Because Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 due to the voluntary stock option review, there were no repurchases of Autodesk common stock during the first quarter of fiscal 2008. This program was resumed in June of fiscal 2008, after the Company became current with its filings. As of April 30, 2007, 16.3 million shares remained available for repurchases under this program. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the trading price of Autodesk common stock and cash on hand and available.

12.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three Months Ended April 30,
	2007	2006
Net income	$83.3	$48.5
Net change in cumulative foreign currency translation adjustment	6.0	1.7

Total comprehensive income	$89.3	$50.2

13.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended April 30,
	2007	2006
Numerator:
Numerator for basic and diluted net income per share—net income	$83.3	$48.5

Denominator:
Denominator for basic net income per share—weighted average shares	231.2	230.3
Effect of dilutive common stock options	12.6	14.4

Denominator for dilutive net income per share	243.8	244.7

The computation of diluted net income per share does not include 6.7 million options for the first quarter of fiscal 2008 and 5.9 million options for the first quarter of fiscal 2007 because they were anti-dilutive under the treasury stock method, in accordance with the FASB’s Statement of Financial Accounting Standards No. 128 “Earnings per Share.”

14.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other. Autodesk has no material inter-segment revenues.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers who design, build, manage and own building projects; who design, manufacture and manage manufactured goods; and who design, build, manage and own infrastructure projects for both public and private users. The Design Solutions Segment consists of a general design platform division and industry-specific business divisions. These are: Platform Solutions and Emerging Business Division and Other Architecture; Engineering and Construction Division, which includes net revenues from Autodesk Collaborative Solutions; and Manufacturing Solutions Division.

The Media and Entertainment Segment derives revenues from the sale of products to post-production facilities, broadcasters and creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming. The Media and Entertainment Segment is comprised of two business lines: Animation, including visualization, and Advanced Systems. Animation products provide advanced tools for digital prototyping, animation, rendering solutions, and design visualization and visual effects production. Advanced Systems products increase the productivity of creative professionals by providing color grading, editing, finishing and visual effects, compositing, media mastering and encoding technology.

Both reportable segments distribute their respective products primarily through authorized dealers and distributors and, to a lesser extent, through direct sales to end-users.

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 9, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2007	2006
Net revenues:
Design Solutions	$445.6	$386.7
Media and Entertainment	59.2	46.8
Other(1)	3.8	2.5

	$508.6	$436.0

Income from operations:
Design Solutions	$205.2	$180.7
Media and Entertainment	20.7	0.6
Unallocated amounts(2)	(124.5)	(122.0)

	$101.4	$59.3

(1)	Other primarily consists of revenues from Autodesk’s Location Services Division.
(2)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R (see Note 4, “Employee Stock-Based Compensation”).

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows:

	Three Months Ended April 30,
	2007	2006
Net revenues:
Platform Solutions and Emerging Business Division and Other	$251.4	$224.0
Architecture, Engineering and Construction Division	99.8	87.7
Manufacturing Solutions Division	94.4	75.0

	$445.6	$386.7

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2007	2006
Net revenues:
U.S.	$156.6	$143.5
Other Americas	27.8	26.7

Total Americas	184.4	170.2

Europe, Middle East and Africa	206.9	164.3
Japan	46.9	48.0
Other Asia/Pacific	70.4	53.5

Total Asia/Pacific	117.3	101.5

Total net revenues	$508.6	$436.0

15.	Financial Instruments

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

The notional amounts of foreign currency contracts were $102.5 million at April 30, 2007 and $65.5 million at January 31, 2007. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

Options

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate effect on the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133, have maturities of less than three months. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars is recorded as other current assets and other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

The notional amounts of foreign currency option contracts were $98.0 million at April 30, 2007 and $97.3 million at January 31, 2007, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in “Interest and other income, net.” Net settlement losses were less than $0.1 million during the three months ended April 30, 2007 and there were $0.2 million net settlement gains recorded as net revenues during the three months ended April 30, 2006. Amounts associated with the cost of the options, which were recorded in “Interest and other income, net,” totaled $0.1 million and $0.2 million during the three months ended April 30, 2007 and April 30, 2006 respectively.

16.	Related Parties

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S. and China, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies at a price that approximates fair value. The relationship with Hanna Strategies is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings. Autodesk is currently the only customer of Hanna Strategies. The investment is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment is included in the Condensed Consolidated Balance Sheets under “Other assets” and is adjusted by Autodesk’s ownership percentage of Hanna Strategies’ results of operations and after the elimination of intercompany profit or loss. The carrying value of Autodesk’s investment in Hanna Strategies of $14.8 million at April 30, 2007, was included in “Other assets” and is not assigned to Autodesk segments.

Beginning from the date of Autodesk’s investment, the Condensed Consolidated Statements of Income include 28% of Hanna Strategies’ operating losses in “Interest and other income, net.” Autodesk incurred approximately $12.5 million during the current quarter and approximately $6.3 million during the same period in the prior fiscal year for consulting services and purchased in-process technology from Hanna Strategies, which were included in “Research and Development.” The in-process technologies purchased were recorded as expense as of the date the technologies were delivered as they have not yet reached technological feasibility and have no alternative future use as a stand-alone product. In addition, approximately $11.0 million of amounts owed to Hanna Strategies for consulting services and purchased in-process technologies were included in “Other accrued liabilities” at April 30, 2007.

17.	Subsequent Events

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

Tender Offer

On June 4, 2007, after Autodesk became current with its reporting obligations under the Securities and Exchange Act of 1934, the Company filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by Autodesk to holders of certain outstanding options to purchase its common stock granted under the Company’s 1996 Stock Plan and Nonstatutory Stock Option Plan (the “Stock Plans”) to amend the exercise price on certain of their outstanding options and receive a cash payment. The purpose of the tender offer was to amend the exercise price on options that were identified during the Company’s voluntary stock option review to have exercise prices based on incorrect measurement dates. In addition, the Company will provide a cash bonus to reimburse employees for any increase in the exercise price of their options resulting from the amendment. At the time this Quarterly Report on Form 10-Q was filed, the impact of the tender offer on the Company’s consolidated financial position, results of operations or cash flows could not be determined because the offer had not closed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things our business strategies, anticipated future operating results, including net revenues, product backlog, upgrade, crossgrade and maintenance revenues, the effect of fluctuations in exchange rates on net revenues and expenses, costs and expenses, including cost of revenues and operating expenses, future income, our anticipated tax rate, planned product retirement and annual release cycles, expectations regarding product acceptance, continuation of our share repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

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

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools for our customers in a number of ways. We improve the performance and functionality of existing products with each new release, and we have increased the frequency of most of our releases. Our most recent major product releases occurred in March 2007. Beyond our horizontal design products, we develop products addressing specific vertical market needs. In addition, we believe that migration of our customers from our 2D products to our 3D model-based design products, which generally have higher prices, presents a significant growth opportunity. While the rate of migration to 3D varies from industry to industry, adoption of 3D design software should increase the productivity of our customers in all industries and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D customer base to our 3D model-based design products as expected, and sales of our 2D products decrease without a corresponding increase in customer seats of our 3D model-based products, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing economies, including those of India, China, Eastern Europe and Latin America, present significant growth opportunities for us. However, conducting business in these rapidly growing economies presents significant challenges, including intellectual property protection and software piracy, which remains a substantial problem.

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

We are continually focused on improving productivity and efficiency in all areas of Autodesk in order to allow us to increase our investment in growth initiatives and improve our profitability. Our operating margin was 20% during the first quarter of fiscal 2008 and 14% during the first quarter of fiscal 2007. Our Media and Entertainment Segment’s operating margin increased by $20.1 million, or 4% of net revenues, due to increased revenues from Maya and 3ds Max, as well as, a reduction in costs and expenses. In the first quarter of fiscal 2007, costs and expenses included costs related to the integration of Alias Systems Holdings, Inc., (“Alias”), which was completed during the second quarter of fiscal 2007. Also contributing to the increase in our Media and Entertainment Segment’s operating margins was higher gross margins from Advanced Systems, as almost 90% of Advanced Systems product revenue during the quarter was from sales of our Linux-based systems, and improved inventory management. In addition, the increase in our overall operating margin reflects a reduction in litigation expenses from the same period in the prior fiscal year due to a patent infringement lawsuit that resulted in $16.8 million of expenses, or 3% of net revenues, during the first quarter of fiscal 2007. Stock-based compensation expense under Statement of Financial Accounting Standards No. 123—revised (“SFAS 123R”), “Share-Based Payment” decreased by $6.3 million, or 1% of net revenues, resulting from the delay in our SEC filings and the resulting cancellation of our March 31 purchase of stock under our employee stock purchase plan and from fewer option grants during the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. For additional information about our voluntary stock option review, see Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”). These increases were partially offset by an accrual to pay employee tax expenses of $12.0 million, or more than 2% of net revenues, recorded during the first quarter of fiscal 2008 related to our voluntary stock option review and stock option review costs of $2.8 million, or less than 1% of net revenues. Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code (“California Section 409A”), adverse tax consequences to employees may arise as a result of our issuance of discounted stock options that were discovered as a result of our voluntary stock option review. In order to alleviate adverse tax consequences to our employees who have exercised certain stock options, we informed affected employees that we would be participating in the 409A Compliance Programs offered by these tax jurisdictions. During the first quarter of fiscal year 2008, we determined that a tax liability related to the reimbursement of employees’ Section 409A and California Section 409A penalties under the aforementioned Programs was probable. Accordingly, we accrued $12.0 million of employee tax expenses during the quarter. We continue to invest in growth and productivity initiatives and, over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

We generate significant cash flows. Our uses of cash include share repurchases to offset the dilutive effect of our employee stock plans as well as investments in acquisitions, like Emerging Solutions, Inc.

(“Constructware”) and investments in growth initiatives. Because we were not current with our reporting obligations under the Securities and Exchange Act of 1934 due to the voluntary stock option review, there were no repurchases of Autodesk common stock during the first quarter of fiscal 2008. This program was resumed in June of fiscal 2008, after we became current with our filings. We evaluate merger and acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions, which are an integral part of our growth initiatives, are intended to provide specific technology or expertise, adjacency to our current products and services and rapid product integration. Additionally, we continue to invest in other growth initiatives including product development and sales, market and channel development.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant effect on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We believe that of our significant accounting policies, which are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our 2007 Form 10-K, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

For multiple element arrangements that include software products, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or when a price is set by management with the relevant authority. If we do not have VSOE of the undelivered element, we defer revenue recognition on the entire sales arrangement until all elements are delivered. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Product Returns Reserves. We permit our distributors and resellers to return products up to a percentage of prior quarter purchases. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions, channel sell-in for applicable markets and other factors.

Our product returns reserves were $15.6 million and $18.2 million at April 30, 2007 and January 31, 2007, respectively. Product returns as a percentage of applicable revenues were 1.7% and 4.3% for the three months ended April 30, 2007 and April 30, 2006, respectively. During the three months ended April 30, 2007 and April 30, 2006, we recorded additions to our product returns reserve of $6.0 million and $13.6 million, respectively, which reduced our revenue.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Partner Incentive Reserves. Autodesk has a Partner Incentive Program, a short-term plan that uses monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these reserves reduce license and other revenues in the current period. The remainder, which relates to incentives on our Subscription Program, reduces deferred revenue in the period the subscription transaction is billed, which results in a reduction to maintenance revenues over the maintenance contract period. These reserves are based on historical experience and forecasted achievement against purchase quotas for each distributor and reseller. Partner incentive reserves were $41.9 million and $28.3 million at April 30, 2007 and January 31, 2007, respectively.

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

Goodwill. As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill, but test goodwill for impairment annually in the fourth quarter or sooner should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant effect on our conclusion as to whether goodwill assets are impaired or the amount of the impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Deferred Tax Assets. We currently have $178.7 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions taken in fiscal years prior to fiscal 2007, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $637 million across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 1, 2007. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons such as current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts regarding realizability.

Stock Option Accounting. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Income.

We use the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. This model requires the input of assumptions in implementing SFAS 123R, including expected stock price volatility, expected life, expected dividend yield and risk-free interest rate of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of SAB 107 was applied in connection with its implementation and adoption of SFAS 123R. See Note 4, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements for more information on the effect of SFAS 123R.

Legal Contingencies. As described in Part II, Item 1, “Legal Proceedings” and Note 10, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material effect on future quarterly or annual results of operations.

Overview of the Three Months Ended April 30, 2007

(in millions)	Three Months Ended April 30, 2007	As a % of Net Revenues	Three Months Ended April 30, 2006	As a % of Net Revenues
Net Revenues	$508.6	100%	$436.0	100%
Cost of revenues	52.7	10%	49.9	11%
Operating expenses	354.5	70%	326.8	75%

Income from Operations	$101.4	20%	$59.3	14%

Our primary goals for fiscal 2008 are to continue our delivery of market-leading products and solutions to our customers to drive revenue growth, market share gains and increases in operating cash flow. In the first quarter of fiscal 2008 we achieved these goals as demonstrated by our 17% increase in net revenue and our 112% increase in cash from operations for the three months ended April 30, 2007 as compared to the same period in the prior fiscal year. During the quarter, we released our 2008 family of products, the fifth year of annual releases, offering our customers continued advancements in design and authoring productivity as well as product lifecycle management capability.

The growth in net revenues for the three months ended April 30, 2007, as compared to the same period in the prior fiscal year, was due to growth in maintenance revenues, new seat revenues and the positive effects of changes in foreign currencies, primarily from the strengthening euro partially offset by the weakening yen. This growth was partially offset by a decrease in upgrade revenues, as expected. Maintenance revenues from our Subscription Program increased 45%, reflecting strength in subscription attachment and renewal rates during the quarter. The 10% increase in revenues from the sales of new seats was driven by increased revenues in our AutoCAD LT, AutoCAD Mechanical, AutoCAD, our 3D model-based design products and 3ds Max. The increase in new seat revenues from our AutoCAD LT and AutoCAD products was driven by higher average sales prices. The higher average sales prices were due to changes in our distribution model for the United States. We shifted away from selling to smaller resellers directly in favor of selling to these resellers through our larger distributors at a higher price. In addition, the higher average sales prices were also due to global changes to our Partner Incentive Programs that were implemented during the first quarter of fiscal 2008 to continue to shift focus to selling vertical and 3D model-based design products. Incentives under these new programs, which are accounted for as a reduction to net revenues, had the effect of decreasing net revenues from vertical and 3D model-based design products and increasing net revenues from 2D horizontal products. The increase in new seat revenues from AutoCAD Mechanical and our 3D model-based design products was driven by volume growth. The increase in new seats from 3ds Max was driven by both higher average sales prices and volume growth. Revenues from upgrades decreased 5%, driven primarily by the relatively smaller size of the upgradeable base of the AutoCAD 2004-based products as of the first quarter of fiscal 2008 compared to the upgradeable base of the AutoCAD 2002-based products in the same period in the prior fiscal year and due to more customers on our Subscription Program. In addition our aggregate backlog, primarily comprised of deferred revenue and current software license product orders which we have not yet shipped, increased from $395.8 million at January 31, 2007 to $418.8 at April 30, 2007.

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom, France, Italy, Canada, China, South Korea, and Australia. The weaker value of the U.S. dollar relative to foreign currencies had a positive effect of $14.1 million on operating results in the first quarter of fiscal 2008 compared to the first quarter of the prior fiscal year. Had exchange rates from the first quarter of fiscal 2007 been in effect during the first quarter of fiscal 2008, translated international revenue billed in local currencies would have been $18.7 million lower and operating expenses would have been $4.6 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate effect on the net revenue of certain anticipated transactions.

Our total costs and expenses decreased on a percentage basis to 80% of net revenues for the three months ended April 30, 2007 as compared to 86% of net revenues in the same period last year. Our Media and Entertainment Segment’s operating margin increased $20.1 million, or 4% of net revenues, due to increased net revenues from Maya, StudioTools and other animation products and decreased costs and expenses related to the integration of Alias, which was completed during the second quarter of fiscal 2007. Also contributing to the increase in our Media and Entertainment Segment’s operating margin was the higher gross margins from Advanced Systems, as almost 90% of our Advanced Systems product revenue during the quarter was from sales of our Linux-based systems, and from improved inventory management. In addition, total costs and expenses reflect a reduction in litigation expense for the first quarter of fiscal 2008 due to a patent infringement lawsuit that resulted in $16.8 million of expense, or 3% of net revenues, during the first quarter of fiscal 2007. Stock-based compensation expense under SFAS 123R decreased $6.3 million, or 1% of net revenues, resulting from the delay in our SEC filings and the resulting cancellation of our March 31 purchase of stock under our employee stock purchase plan and from fewer option grants during the first quarter of fiscal 2008 as compared to fiscal 2007. For additional information about our voluntary stock option review, see Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of our 2007 Form 10-K. These decreases in costs and expenses were partially offset by an accrual to pay employee tax expenses of $12.0 million, or more than 2% of net revenues, recorded during the first quarter of fiscal 2008 related to our voluntary stock option review and stock option review costs of $2.8 million, or less than 1% of net revenues. Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code (“California Section 409A”), adverse tax consequences to employees may arise as a result of our issuance of discounted stock options that were discovered as a result of our voluntary stock option review. In order to alleviate adverse tax consequences to our employees who have exercised certain stock options, we informed affected employees that we would be participating in the 409A Compliance Programs offered by these tax jurisdictions. During the first quarter of fiscal year 2008, we determined that a tax liability related to the reimbursement of employees’ Section 409A and California Section 409A penalties under the aforementioned Programs was probable. Accordingly, the we accrued $12.0 million of employee tax expenses during the quarter. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, depreciation and amortization expense. During fiscal 2008, we expect total costs and expenses to increase in absolute dollars, but decline as a percentage of net revenues as we balance investments in revenue growth opportunities with our focus on increasing profitability.

Throughout the three months ended April 30, 2007, we maintained a strong balance sheet, generating $191.6 million of cash from operating activities as compared to $90.2 million during the same period in the prior fiscal year. We finished the first quarter of fiscal 2008 with $964.0 million in cash and marketable securities, an increase of $186.1 from the $777.9 million balance at January 31, 2007. This increase resulted primarily from the temporary cessation of share repurchases during the first quarter of 2008. Our voluntary stock option review and our inability to meet our filing requirements with the SEC prohibited share repurchases during the first quarter of fiscal 2008. Comparatively, during the first quarter of fiscal 2007, we repurchased 1.7 million shares of our common stock, completed the acquisition of Constructware and invested in Hanna Strategies Holdings, Inc. (“Hanna Strategies”). We completed the first quarter of fiscal 2008 with a higher deferred revenue balance and lower accounts receivable balance as compared to January 31, 2007. Our deferred revenue balance at April 30, 2007 included $343.4 million of customer contracts related to our Subscription Program, which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

	Three Months Ended April 30, 2007	Increase compared to prior year period		Three Months Ended April 30, 2006
(in millions)		$	%
Net Revenues:
License and other	$383.2	$33.8	10%	$349.4
Maintenance	125.4	38.8	45%	86.6

	$508.6	$72.6	17%	$436.0

Net Revenues by Geographic Area:
Americas	$184.4	$14.2	8%	$170.2
Europe, Middle East and Africa	206.9	42.6	26%	164.3
Asia Pacific	117.3	15.8	16%	101.5

	$508.6	$72.6	17%	$436.0

Net Revenues by Operating Segment:
Design Solutions	$445.6	$58.9	15%	$386.7
Media and Entertainment	59.2	12.4	26%	46.8
Other	3.8	1.3	52%	2.5

	$508.6	$72.6	17%	$436.0

Net Revenues—Design Solutions Segment:
Platform Solutions and Emerging Business Division and Other	$251.4	$27.4	12%	$224.0
Architecture, Engineering and Construction Division	99.8	12.1	14%	87.7
Manufacturing Solutions Division	94.4	19.4	26%	75.0

	$445.6	$58.9	15%	$386.7

License and other revenues are comprised of two components: all forms of product license revenues and other revenues. Product license revenues include revenues from the sales of new seats, revenues from the Autodesk Upgrade Program and revenues from the Autodesk Crossgrade Program. Other revenues consist of revenue from consulting and training services as well as revenue from the Autodesk Developers Network. Maintenance revenues consist of revenue from our Subscription Program.

The increase in net revenues during the three month period ended April 30, 2007, compared to the same period in the prior fiscal year, was due to an increase in net revenues from the sales of subscription contracts which are recognized as maintenance revenues, as well as an increase in commercial new seat revenue. Sales of subscription contracts increased due to increased enrollment in our Subscription Program. Revenue from the sale of new seats increased 10% due to increases in revenues from our AutoCAD LT, AutoCAD Mechanical, AutoCAD, our 3D model-based design products and 3ds Max. The positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase. The increase in new seat revenues from our AutoCAD LT and AutoCAD products was driven by higher average sales prices. The increase in new seat revenues from our 3D model-based design products and AutoCAD Mechanical was driven by volume growth. The increase in new seat revenues from our 3ds Max product was driven by both higher average sales prices and volume growth. In addition, we experienced strong growth in all three of our geographic regions and strong growth in the emerging economies of Asia Pacific, Eastern Europe and the Middle East, and Latin America. These increases were partially offset by a decline in revenue from upgrades, as expected, resulting primarily from the relatively smaller size of the upgradeable base of our AutoCAD 2004-based products during the first quarter of fiscal 2008 compared to the upgradeable base of our AutoCAD 2002-based products as of the same period in the prior fiscal year and due to more customers on our Subscription Program.

Growth in license and other revenues during the first quarter of fiscal 2008, as compared to the same prior year period, was primarily due to growth in commercial new seat revenue for most major products driven by the release of the 2008 family of products. The increase in new seat revenue was driven by higher average sales prices in AutoCAD LT, and AutoCAD products, as well as volume growth in our 3D model-based design products, which generally have higher sales prices, and AutoCAD Mechanical. The increase in new seat revenues from our 3ds Max product was driven by both higher average sales prices and volume growth. The positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase. Higher average sales prices for AutoCAD LT and AutoCAD were due to changes in our distribution model for the United States. We shifted away from selling to smaller resellers directly in favor of selling to these resellers through our larger distributors at a higher price. In addition, the higher average sales prices were also due to changes to our Partner Incentive Programs that were implemented during the first quarter of fiscal 2008 to continue to shift focus to selling vertical and 3D model-based design products. Incentives under these new programs, which are accounted for as a reduction to net revenues, had the effect of decreasing net revenues from vertical and 3D model-based design products and increasing net revenues from 2D horizontal products. These increases were offset in part by a 5% decrease in upgrade revenues driven primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products during the first quarter of fiscal 2008 as compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year due to more customers on our Subscription Program. Revenue from the sales of our services, training and support are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from the Subscription Program. As a percentage of total net revenues, maintenance revenues were 25% and 20% for the first quarter of fiscal 2008 and fiscal 2007, respectively. Our Subscription Program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our planned annual product release cycle and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues as a result of increased Subscription Program enrollment. This shift away from upgrades and the resulting license revenues toward a more predictable and sustainable maintenance revenue stream from subscription contracts is consistent with our long-term strategy.

We attempt to release new product versions on a regular basis and synchronize our major product retirements with these releases. We retired our AutoCAD 2004-based products in the first quarter of fiscal 2008. The upgradeable installed base of the AutoCAD-based products not on subscription during the quarter was smaller than the upgradeable installed base of the AutoCAD-based products not on subscription during the same period in the prior fiscal year when we retired our AutoCAD 2002-based products. Due to an increase in our subscription base, overall maintenance revenue from subscriptions substantially exceeded revenue from upgrades in the first quarter of fiscal 2008 and upgrade revenues declined from the first quarter of fiscal 2007. We expect revenue from upgrades to continue to decline.

Deferred revenue consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw services, consulting services and deferred license sales. Backlog from current software license product orders which we have not yet shipped consists of orders for currently available license software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at April 30, 2007 was $418.8 million, of which $18.9 million related to current software license product orders which had not yet shipped, as compared with $395.8 million, of which $17.0 million related to current software license product orders which had not yet shipped, at January 31, 2007.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 12% of fiscal 2007 net revenues and 11% of fiscal 2006 net revenues.

Net Revenues by Geographic Area

Net revenues in the Americas region increased by 8% during the first quarter of fiscal 2008, as compared to the same period of the prior fiscal year, largely due to strong maintenance revenues from our Subscription Program. Revenue from new seats in the Americas decreased 12% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, which was particularly strong. Revenues from new seats in the Americas grew 26% during the first quarter of fiscal 2007 compared to the first quarter of the prior fiscal year, driven by strong AutoCAD and 3D commercial new revenue. Revenue from upgrades in the Americas declined by 10% during the first quarter of fiscal 2008 compared to the same period in the prior fiscal year. The upgradeable installed base of the AutoCAD-based products not on subscription during the quarter was smaller than the upgradeable installed base of the AutoCAD-based products not on subscription during the same period in the prior fiscal year.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased by 26% during the three-month period ended April 30, 2007, as compared to the same period of the prior fiscal year, primarily due to new seat revenues and an increase in maintenance revenues from our Subscription Program. An increase in revenue from upgrades also contributed to the increase in net revenues in EMEA during the first quarter of fiscal 2008. EMEA’s strong growth during the current fiscal quarter was primarily due to growth in Germany, the United Kingdom, Italy, France, Switzerland and the local emerging economies. Had exchange rates during the first quarter of fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenues would have been $18.9 million lower in the first quarter of fiscal 2008.

Net revenues in the Asia/Pacific (“APAC”) region increased by 16% during the first quarter of fiscal 2008, as compared to the same period of the prior fiscal year, primarily from strong new seat revenues and from maintenance revenues from our Subscription Program. These increases were partially offset by a decrease in upgrade revenues, which declined 32% from the same period in the prior fiscal year. Net revenue growth in APAC during the first quarter of fiscal 2008 occurred primarily in China, Australia, South Korea, India and Taiwan. Revenue growth was offset by a 2% decline in total revenues from Japan during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

We believe that international net revenues will continue to comprise a significant portion of our total net revenues. Economic weakness in any of the countries that contributes a significant portion of our net revenues could have an adverse effect on our business in those countries. Strengthening of the U.S. dollar relative to foreign currencies could significantly and adversely affect our future financial results for a given period. International net revenues represented 69% of our net revenues in the first quarter of fiscal 2008 and 67% in the same period of the prior fiscal year. We believe that international sales will continue to comprise a significant portion of net revenues. Net revenues in emerging economies grew by 38% between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 primarily due to revenues from China, India, Eastern Europe and Latin America. This growth was a significant factor in our international sales growth during the first quarter of fiscal 2008.

Net Revenues by Operating Segment

The 15% increase in net revenues for the Design Solutions Segment during the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, was primarily due to both strong growth in maintenance revenues from our Subscription Program and sales of new seats. These increases were partially offset by a 5% decrease in upgrade revenues in the first quarter of fiscal 2008 compared to revenues in the first quarter of fiscal 2007. Maintenance revenue increased to 28% of Design Solutions Segment revenue during the first quarter of fiscal 2008, as compared to 22% in the first quarter of fiscal 2007.

Sales of AutoCAD and AutoCAD LT, which are reflected in the net revenues for the Platform Solutions and Emerging Business Division and Other, continue to comprise a significant portion of our net revenues. Sales of AutoCAD and AutoCAD LT represented 42% of our consolidated net revenues in the first quarter of fiscal 2008 and 43% of net revenues in the first quarter of fiscal 2007, increasing 14% in absolute dollars between the periods. Net revenues for our 3D model-based design products (Autodesk Inventor Family of Products, Autodesk Revit Family of Products and Autodesk Civil 3D) increased 19% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. During the first quarter of 2008, we implemented changes to our partner incentive programs to continue to shift focus to selling vertical and 3D model-based design products. These new programs, which are accounted for as a reduction to net revenues, drive a consistent treatment of incentives around the world by further reallocating incentives from horizontal products to vertical and 3D model-based design products. While the revenue percentage of total incentives available has not changed, the reallocation does have the short term effect of temporarily decreasing net revenues for vertical and 3D model-based design products, while increasing net revenues from 2D horizontal products. The reallocation of amounts in our incentive programs effectively reduced revenue per unit for our 3D model-based design products by approximately 10% compared to the same period in the prior fiscal year. This reduction in unit price in Q1 was somewhat offset by 3D unit volumes as resellers focused more effort on 3D to earn higher incentives. Total sales of 3D model-based design products represented 21% of consolidated net revenues in the three months ended April 30, 2007 compared to 20% in the three months ended April 30, 2006. A critical component of our growth strategy is to continue to add new 2D users, while migrating our customers, including customers of AutoCAD and related vertical industry products, to our 3D model-based products, which generally have higher prices. However, should sales of 2D products decrease without a corresponding increase in sales of 3D model-based products, our results of operations could be adversely affected. Finally, sales of AutoCAD Mechanical, which are reflected in the net revenues for the Manufacturing Solutions Division, increased 30% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007

Net revenues for the Media and Entertainment Segment (“M&E”) increased 26% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, primarily from revenue increases in our Animation business line and from our Advanced Systems products. Net revenues from our Animation business line increased 27% and sales of Advanced Systems improved 25% during the first quarter of fiscal 2008 as compared to the same period in the prior fiscal year. The increase in Animation revenues was due to increased revenues from our Maya product resulting from our January 2006 acquisition of Alias and increased revenues from our animation product 3ds Max. The improvement in Advanced Systems sales was a result of substantial progress made in the transition of our Advanced Systems product portfolio from Silicon Graphics, Inc. (“SGI”) platforms to Linux platforms. We do not expect the transition of our Advanced Systems customers from proprietary SGI platforms to open PC-based platforms to adversely affect Advanced Systems revenue in the future.

Cost of Revenues

	Three months Ended April 30, 2007	Increase (decrease) compared to prior year period		Three months Ended April 30, 2006
(in millions)		$	%
Cost of revenues:
License and other	$50.5	$3	6%	$47.5
Maintenance	2.2	(0.2)	-8%	2.4

	$52.7	$2.8	6%	$49.9

As a percentage of net revenues	10%			11%

Cost of license and other revenues includes direct material and overhead charges, royalties, amortization of purchased technology, hosting costs, labor costs of fulfilling consulting contracts, and stock-based compensation expense under SFAS 123R. Direct material and overhead charges include the cost of hardware sold (mainly workstations manufactured by IBM and SGI for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

The increase in cost of license and other revenues during the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, was due to a $1.1 million accrual to pay employee tax expenses recorded in the first quarter of fiscal 2008 related to our voluntary stock option review. The increase was also due to higher direct material, overhead and royalty expenses for licensed technology embedded in our products, all of which resulted from increased volumes. The cost of license and other revenues decreased as a percentage of net revenues as almost 90% of our Advanced Systems product revenue was from sales of our Linux-based systems, and from improved inventory management.

Cost of maintenance revenues includes indirect overhead costs of our Subscription Program. Cost of maintenance revenues was relatively flat during the first quarter of fiscal 2008 compared to the same period of the prior fiscal year.

Cost of revenues, at least over the near term, are affected by the volume and mix of product sales, changing consulting and hosted service costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the effect of expensing employee stock-based compensation expense. Absent stock-based compensation expense, during fiscal 2008 we expect cost of revenues to decrease as a percentage of net revenues, but increase in absolute dollars.

Marketing and Sales

	Three Months Ended April 30, 2007	Increase compared to prior year period		Three Months Ended April 30, 2006
(in millions)		$	%
Marketing and sales	$192.5	$22.1	13%	$170.4
As a percentage of net revenues	38%			39%

Marketing and sales expenses include salaries, dealer and sales commissions, bonus, travel and facility costs for our marketing, sales, dealer training and support personnel, labor costs of fulfilling order processing and overhead charges. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales, promotional programs designed for specific sales channels and end users and stock-based compensation expense under SFAS 123R for stock awards granted to marketing and sales employees.

Marketing and sales expense increased 13% during the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007. This increase was due to $15.9 million of higher employee-related costs driven by increased marketing and sales headcount from organic growth. In addition, the increase was due to a $4.8 million accrual to pay employee tax expenses recorded in the first quarter of fiscal 2008 related to our voluntary stock option review and $3.6 million of increased marketing and promotion costs related to product launches, trade shows, branding and demand generation. These increases were partially offset by a $2.8 million decrease in stock-based compensation expense under SFAS 123R resulting from the delay in our SEC filings and the resulting cancellation of our March 31 purchase of stock under our employee stock purchase plan and from fewer option grants during the first quarter of fiscal 2008 as compared to the first quarter in fiscal 2007. For additional information about our voluntary stock option review, see Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of our 2007 Form 10-K.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support. As a result, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

Research and Development

	Three Months Ended April 30, 2007	Increase compared to prior year period		Three Months Ended April 30, 2006
(in millions)		$	%
Research and development	$114.7	$15.3	15%	$99.4
As a percentage of net revenues	23%			23%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, purchased in-process technology, depreciation of computer equipment used in software development, overhead charges and stock-based compensation expense under SFAS 123R for stock awards granted to research and development employees.

The increase in research and development expenses during the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, was primarily due to a $4.4 million accrual to pay employee tax expenses related to our voluntary stock option review recorded during the first quarter of fiscal 2008. In addition, consulting services and in-process technology purchases from Hanna Strategies increased by $6.2 million. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. Finally, employee related costs increased $3.5 million due to an increase in headcount over the same quarter in the prior year. These increases were partially offset by a $2.2 million decrease in stock-based compensation expense under SFAS 123R resulting from the delay in our SEC filings and the resulting cancellation of our March 31 purchase of stock under our employee stock purchase plan and from fewer option grants during the first quarter of fiscal 2008 as compared to the same period in the prior fiscal year. For additional information about our voluntary stock option review, see Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of our 2007 Form 10-K.

During the first quarter of fiscal 2008, we incurred a total of approximately $12.5 million for consulting services and in-process technology purchases from Hanna Strategies compared to $6.3 million in the same period of the previous fiscal year. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. We have a 28% ownership in Hanna Strategies, which is a privately-held software development firm with operations in the U.S. and China. See Note 16, “Related Parties” in Notes to Condensed Consolidated Financial Statements for further discussion of this investment.

We expect that research and development spending will continue to increase in absolute dollars, but remain relatively flat as a percentage of net revenues, during fiscal 2008 as we continue to invest in product development and continue to acquire new technology.

General and Administrative

	Three Months Ended April 30, 2007	Decrease compared to prior year period		Three Months Ended April 30, 2006
(in millions)		$	%
General and administrative	$47.3	$(9.7)	-17%	$57
As a percentage of net revenues	9%			13%

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel as well as amortization expense of customer relationships and trademarks acquired from Alias and Constructware, professional fees for legal and accounting services, litigation costs and overhead costs and stock-based compensation expense under SFAS 123R for stock awards granted to general and administrative employees.

The decrease in general and administrative expenses during the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, was primarily due to $16.8 million of litigation expense accrued during the first quarter of fiscal 2007 for a patent infringement lawsuit. In addition, stock-based compensation expense under SFAS 123R decreased by $1.0 million resulting from the delay in our SEC filings and the resulting cancellation of our March 31 purchase of stock under our employee stock purchase plan and from fewer option grants during the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. For additional information about our voluntary stock option review, see Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of our 2007 Form 10-K. Also contributing to the decrease in general and administrative expenses during the first quarter of fiscal 2008 was a reduction in costs and expenses from the integration of Alias, which was completed during the second quarter of fiscal 2007. These decreases were partially offset by an increase in professional fees of $5.5 million, which includes $2.8 million of stock option review costs, and a $1.7 million accrual to pay employee tax expenses recorded in the first quarter of fiscal 2008 related to the voluntary stock option review.

We expect that general and administrative expenses will modestly decline as a percentage of net revenues during fiscal 2008, yet increase in absolute dollars.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended April 30,
(in millions)	2007	2006
Interest and investment income, net	$9	$3.4
Loss from investment in unconsolidated subsidiary	(1.1)	(0.2)
Gains on foreign currency transactions	1.2	0.3
Other income	0.7	—

	$9.8	$3.5

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, reflects proportionately higher interest rate yields and cash balances during the current quarter.

Provision for Income Taxes

Our effective tax rate during the first quarter of fiscal 2008 was 25%, up from 23% in the first quarter of fiscal 2007. Our effective tax rate increased 2% during the first quarter of fiscal 2008 as a result of the expiration of the extraterritorial income exclusion which is no longer effective beyond fiscal 2007 and lower tax benefits, as a percentage of pre-tax earnings, associated with foreign profits taxed at rates less than the U.S. Federal statutory tax rate. The effective tax rate for the first quarter of fiscal 2008 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and Federal and state research tax credits, offset by the impact of SFAS 123R.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 1, 2007. As a result of the adoption of FIN 48, we recorded $25.0 million of unrecognized tax benefits, with a corresponding increase in the beginning balance of retained earnings of $26.4 million and a decrease to additional paid-in capital of $1.4 million. See Note 5, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements for additional information.

Our future effective tax rate may be materially affected by the amount of benefits associated with our foreign earnings which are taxed at rates different from the Federal statutory rate, research credits, SFAS 123R, FIN 48, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At April 30, 2007, we had net deferred tax assets of $178.7 million. Realization of these assets is dependent on our ability to generate approximately $637 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Investment in Unconsolidated Subsidiary

In April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm with operations in the U.S. and China. The relationship with Hanna Strategies, accounted for using the equity method of accounting, is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings, among other things.

See Note 16, “Related Parties,” in the Notes to Condensed Consolidated Financial Statements for additional information on this investment.

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

At April 30, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $964.0 million and net accounts receivable of $260.4 million. In addition, we also have available a U.S. line of credit facility which was established during fiscal 2006. This line of credit permits unsecured short-term borrowings of up to $100.0 million, which is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Because we were not current with our reporting obligations under the Securities and Exchange Act of 1934 during the first quarter of fiscal 2008, we were in violation of our financial reporting covenant. Autodesk received a waiver from the borrowing institution for the period during which it was not in compliance with the covenant. Autodesk pays a quarterly commitment fee, ranging between $25,000 and $62,500, to maintain this facility. This facility matures in August 2007 and there were no borrowings outstanding at April 30, 2007.

As of April 30, 2007, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $29.7 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at April 30, 2007. See Note 6, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three months ended April 30, 2007 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, and other investment opportunities. Because Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 due to the voluntary stock option review, there were no repurchases of Autodesk common stock during the current quarter. This program was resumed in June of fiscal 2008, after Autodesk became current with its filings. At April 30, 2007, 16.3 million shares remained available for repurchase under the existing repurchase authorization. See Note 11, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A. of our report on 2007 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

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

At least three lawsuits have been filed against us and our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Note 10, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial statements for a more detailed description of these proceedings. These actions are in the preliminary stages, and the ultimate outcomes could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. We may become the subject of additional private or government actions regarding these matters in the future, including shareholder or employee litigation. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

If we do not maintain compliance with the listing requirements of the NASDAQ Global Select Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the voluntary review and the restatement of our financial statements, we were delinquent in filing certain of our periodic filings with the SEC until June 2007, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Select Market’s Marketplace Rules. As a result, we underwent an extensive review and hearing process with the NASDAQ Global Select Market to determine our listing status. The NASDAQ Global Select Market ultimately permitted our securities to remain listed; however, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets would materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of Federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the NASDAQ Global Select Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in the 2007 Form 10-K, that our internal control over financial reporting was effective as of January 31, 2007, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

Product development may also be outsourced to third parties or developed externally and transferred to us through business or technology acquisitions. Such externally developed technologies have certain additional risks, including potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property. For example, in April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm that has been one of our software developers since 2003. Expenditures attributable to development work contracted from Hanna Strategies represented 11% and 6% of our total research and development expenses for the three months ended April 30, 2007 and 2006, respectively.

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

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. In addition, we have 28% ownership interest in one developer, Hanna Strategies. We have historically and plan to continue to contract with Hanna Strategies in order to provide more efficient resources for the development of new products and features in existing products.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 12% of consolidated net revenues for fiscal 2007 and 15% of consolidated revenues for the three months ended April, 2007. The loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

Product returns could exceed our estimates and harm our net revenues.

We permit our distributors and resellers in the Americas, EMEA and APAC to return products up to a percentage of prior quarter purchases and to return product when new product releases supersede older versions. Consistent with our experience in fiscal 2007, we anticipate that product returns will continue to be driven by product update cycles, new product releases and software quality.

We establish reserves for stock balancing and product rotation. These reserves are based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. While we maintain strict measures to monitor these reserves, actual product returns may exceed our reserve estimates, and such differences could harm our business

If we are not able to adequately protect our proprietary rights, our business could be harmed.

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

There were no sales of unregistered securities or issuer purchases of equity securities during the three months ended April 30, 2007.

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

Dated: June 8, 2007

AUTODESK, INC. (Registrant)

/S/ ANDREW D. MILLER
Andrew D. Miller Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)