Form 10-Q
period 2007-07-31
AUTODESK INC
filed 2007-08-31
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of August 24, 2007, there were approximately 230.0 million shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net revenues:
License and other	$393.6	$345.5	$776.7	$694.9
Maintenance	132.3	104.1	257.7	190.7

Total net revenues	525.9	449.6	1,034.4	885.6

Costs and expenses:
Cost of license and other revenues	49.6	53.6	100.1	101.1
Cost of maintenance revenues	2.3	2.2	4.4	4.6
Marketing and sales	198.8	167.5	391.3	337.9
Research and development	114.9	98.0	229.6	197.4
General and administrative	45.8	26.2	93.1	83.2

Total costs and expenses	411.4	347.5	818.5	724.2

Income from operations	114.5	102.1	215.9	161.4
Interest and other income, net	3.4	2.8	13.2	6.3

Income before income taxes	117.9	104.9	229.1	167.7
Provision for income taxes	(26.3)	(18.1)	(54.2)	(32.4)

Net income	$91.6	$86.8	$174.9	$135.3

Basic net income per share	$0.40	$0.38	$0.76	$0.59

Diluted net income per share	$0.38	$0.36	$0.72	$0.55

Shares used in computing basic net income per share	230.3	230.5	230.8	230.4

Shares used in computing diluted net income per share	243.0	243.1	243.7	244.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	July 31, 2007	January 31, 2007
	(Unaudited)	(Audited) (1)
ASSETS
Current assets:
Cash and cash equivalents	$774.9	$665.9
Marketable securities	52.0	112.0
Accounts receivable, net	278.4	301.3
Deferred income taxes	112.6	78.1
Prepaid expenses and other current assets	47.0	32.4

Total current assets	1,264.9	1,189.7
Computer equipment, software, furniture and leasehold improvements, net	66.5	65.6
Purchased technologies, net	51.2	51.3
Goodwill	365.7	355.3
Deferred income taxes, net	51.8	59.8
Other assets	78.0	75.8

	$1,878.1	$1,797.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.1	$61.0
Accrued compensation	102.5	120.7
Accrued income taxes	14.6	23.6
Deferred revenues	335.5	311.4
Other accrued liabilities	67.8	57.5

Total current liabilities	597.5	574.2
Deferred revenues	76.4	67.4
Long term income taxes payable	46.2	—
Other liabilities	45.3	40.9
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	927.5	908.3
Accumulated other comprehensive income (loss)	4.5	(3.6)
Retained earnings	180.7	210.3

Total stockholders’ equity	1,112.7	1,115.0

	$1,878.1	$1,797.5

(1)	These balances are derived from Autodesk’s audited financial statements which were filed with the Securities and Exchange Commission in its fiscal 2007 Annual Report on Form 10-K.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended July 31,
	2007	2006
Operating Activities
Net income	$174.9	$135.3
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	1.0	—
Depreciation and amortization	28.6	26.0
Stock-based compensation expense	35.9	41.7
Restructuring related charges, net	—	1.1
Changes in operating assets and liabilities, net of business combinations	87.8	48.8

Net cash provided by operating activities	328.2	252.9

Investing Activities
Purchases of available-for-sale marketable securities	(705.7)	(209.8)
Sales and maturities of available-for-sale marketable securities	765.7	272.9
Business combinations, net of cash acquired	(21.3)	(43.5)
Acquisition of equity investment	—	(12.5)
Capital and other expenditures	(18.2)	(18.4)
Other investing activities	—	(0.3)

Net cash provided by (used in) investing activities	20.5	(11.6)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	83.8	64.2
Repurchases of common stock	(325.1)	(154.4)

Net cash used in financing activities	(241.3)	(90.2)

Effect of exchange rate changes on cash and cash equivalents	1.6	0.8

Net increase in cash and cash equivalents	109.0	151.9
Cash and cash equivalents at beginning of year	665.9	287.2

Cash and cash equivalents at end of period	$774.9	$439.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2007 and for the three and six months ended July 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries during the quarter considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2008 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”).

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

3.	Concentration of Credit Risks and Significant Customers

In the second quarters of fiscal 2008 and 2007, total sales to a single distributor, Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 14% and 11% of Autodesk’s consolidated net revenues, respectively. Sales to this same distributor represented 14% and 11% of Autodesk’s consolidated net revenues for the six months ended July 31, 2007 and 2006, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Design Solutions Segment. In addition, Tech Data accounted for 17% and 16% of gross accounts receivable at July 31, 2007 and January 31, 2007.

4.	Employee Stock-Based Compensation

Stock Option Plans

As of July 31, 2007, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and members of Autodesk’s Board of Directors (the “Board”): the 2006 Employee Stock Plan (“2006 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006.

The 2006 Plan, which was approved by Autodesk’s stockholders on November 10, 2005, reserved 9.65 million shares of Autodesk common stock plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At July 31, 2007, 3.2 million shares were available for future issuance under that plan. The 2006 Plan will expire in March 2008. The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At July 31, 2007, 0.51 million shares were available for future issuance. The 2000 Director’s Option Plan will expire in March 2009.

Options granted under the above mentioned plans vest over periods ranging from one to four years and expire within six to ten years from the date of grant. Under the 2006 Plan and the 2000 Plan, the option term is limited to no more than six years. During the first half of fiscal 2008 and all of fiscal 2007, the exercise price of all stock options granted under these plans is equal to the fair market value of the stock on the grant date.

A summary of stock option activity for the six months ended July 31, 2007 is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2007	29,374	$21.03
Granted	5,040	44.93
Exercised	(5,224)	16.05
Forfeited	(94)	31.74
Expired	(336)

Options outstanding at July 31, 2007	28,760	$26.01

Options exercisable at July 31, 2007	15,841	$17.13
Options available for grant at July 31, 2007	3,730

The total pre-tax intrinsic value of options exercised during the three months ended July 31, 2007 and 2006 was $153.4 million and $35.3 million, respectively. For the six months ended July 31, 2007 and 2006, total pre-tax intrinsic value of options exercised was $153.4 million and $105.8 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended July 31, 2007 and 2006, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $14.68 and $12.53 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended July 31, 2007 and 2006 was $14.61 and $13.44 per share, respectively. As of July 31, 2007, total compensation cost related to non-vested awards not yet recognized of $115.8 million is expected to be recognized over a weighted average period of 2.09 years.

The following table summarizes information about options outstanding and exercisable at July 31, 2007:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$ 0.01 - $ 9.70	5,679		$7.80		6,024		$7.79
$ 9.80 - $17.53	5,212		14.07		5,870		14.17
$18.19 - $32.33	3,034		26.76		5,916		27.71
$32.63 - $43.91	1,795		37.23		5,790		37.94
$45.20 - $47.24	121		47.24		5,160		45.43

	15,841	5.4	$17.13	$400.5	28,760	5.4	26.01	$486.5

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $42.37 per share as of July 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through June 2015. At July 31, 2007, a total of 26.6 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At July 31, 2007, a total of 22.8 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on March 31 and September 30 of each fiscal year. The provisions of the ESP Plan expire during fiscal 2018.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to the Company’s voluntary stock option review, Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 until June 2007. As a result, the Company was unable to issue shares under the ESP Plan during the first quarter of fiscal 2008. On March 22, 2007, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESP Plan. In general, this amendment provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007 unless they elected not to participate. In June 2007 the Company became current with its financial filings and resumed employee contributions to the ESP Plan. For additional information about the Company’s voluntary stock option review, see Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of the 2007 Form 10-K.

Autodesk issued no shares under the ESP Plan during the three and six months ended July 31, 2007 and the three months ended July 31, 2006. During the six months ended July 31, 2006, Autodesk issued 0.8 million shares at an average price of $22.46 per share. The weighted average grant date fair value of awards granted under the ESP Plan during both the three and six months ended July 31, 2007, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $14.51 per share. There were no awards granted under the ESP Plan during the three months ended July 31, 2006. The weighted average grant date fair value of awards granted under the ESP Plan during the six months ended July 31, 2006 was $12.21 per share.

Tender Offer

On June 4, 2007, after Autodesk became current with its reporting obligations under the Securities and Exchange Act of 1934, the Company filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by Autodesk to holders of certain outstanding stock options granted under the Company’s 1996 Stock Plan and Nonstatutory Stock Option Plan (the “Stock Plans”) to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on revised measurement dates that were identified during the Company’s voluntary stock option review. In addition, the Company will pay a cash bonus of $4.8 million in January 2008 to reimburse employees for any increase in the exercise price of their options resulting from the amendment. The impact of the bonus, which was recorded during the second quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $4.3 million, an increase in stock-based compensation expense of $0.3 million and an increase in payroll tax expenses of $0.2 million.

Stock-based Compensation Expense

On February 1, 2006, Autodesk adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and the recording of such expense in Autodesk’s Condensed Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended July 31, 2007 and 2006, respectively, which was recorded as follows (in millions):

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006
Cost of license and other revenues	$1.1	$1.3
Marketing and sales	9.0	9.6
Research and development	6.4	7.0
General and administrative	4.5	2.7

Stock-based compensation expense related to employee options and employee stock purchases	21.0	20.6
Tax benefit	(5.1)	(5.0)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$15.9	$15.6

	Six Months Ended July 31, 2007	Six Months Ended July 31, 2006
Cost of license and other revenues	$1.7	$2.2
Marketing and sales	15.3	18.7
Research and development	11.1	13.9
General and administrative	7.7	6.9

Stock-based compensation expense related to employee options and employee stock purchases	35.8	41.7
Tax benefit	(9.6)	(10.1)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$26.2	$31.6

Autodesk uses the Black–Scholes-Merton option-pricing model to estimate the fair value of option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended July 31, 2007		Three Months Ended July 31, 2006
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Expected volatility	0.34 - 0.35	0.29 - 0.34	0.38	0.37 - 0.40
Expected life (in years)	2.57 - 4.00	0.28 - 1.78	2.58 - 4.41	0.5 - 2.0
Expected dividends	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	5.08 - 5.11%	4.93 - 5.06%	5.12%	4.80 - 4.82%
Expected forfeitures	13.0%	13.0%	13.0%	7.0%

	Six Months Ended July 31, 2007		Six Months Ended July 31, 2006
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Expected volatility	0.34 - 0.36	0.29 - 0.34	0.38	0.37 - 0.40
Expected life (in years)	2.57 - 4.00	0.28 - 1.78	2.58 - 4.41	0.5 - 2.0
Expected dividends	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	4.54 - 5.11%	4.93 - 5.06%	4.96%	4.80 - 4.82%
Expected forfeitures	13.0%	13.0%	13.0%	7.0%

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

Effective after the dividend on the Company’s common stock for the fourth quarter of fiscal 2005, which was paid in April 2006, Autodesk discontinued payment of cash dividends. Autodesk does not currently anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option valuation model.

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

As a result of the Company’s voluntary stock option review, it was determined that certain stock options had been issued by the Company with exercise prices below the fair value of the stock at the time of grant (“discounted options”). Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code (“California Section 409A”), adverse tax consequences to employees may arise as a result of the exercise of these discounted stock options. In order to alleviate adverse tax consequences to Autodesk employees, the Company informed affected employees that it would be participating in 409A Compliance Programs offered by these tax jurisdictions. These compliance programs allow the Company to pay the taxes due on these discounted options on behalf of its employees. During the first quarter of fiscal year 2008, Autodesk’s Board approved the payment of these taxes. Accordingly, the Company accrued $12.0 million of employee tax expenses during the first quarter of fiscal 2008.

5.	Income Taxes

Autodesk’s effective tax rate was 22% during the three months ended July 31, 2007 and 24% during the six months ended July 31, 2007, compared to 17% and 19% in the respective periods of the prior fiscal year. Autodesk’s effective tax rate increased 5% during the three and six months ended July 31, 2007 as compared to the same periods in the prior fiscal year primarily due to the recognition of an income tax benefit of $8.9 million during the second quarter of fiscal 2007 relating to the reversal of previously accrued income tax reserves. The effective tax rate for the three and six months ended July 31, 2007 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and Federal and state research tax credits, offset by the impact of SFAS 123R.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded $25.0 million of unrecognized tax benefits, with a corresponding increase in the beginning balance of retained earnings of $26.4 million and a decrease to additional paid-in capital of $1.4 million. Of the total retained earnings adjustment, $19.5 million relates to previously disclosed tax benefits for goodwill and other intangible amortization. As of February 1, 2007, the Company had $141.6 million of unrecognized tax benefits, of which approximately $124.5 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $17.1 million relates to items that would result in balance sheet reclassification only, with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

It is the Company’s continuing practice to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had $3.1 million, net of tax benefit, accrued for interest and no accrual for penalties related to unrecognized tax benefits as of February 1, 2007.

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

At July 31, 2007, Autodesk had net deferred tax assets of $164.4 million. Realization of these assets is dependent on Autodesk’s ability to generate approximately $568.6 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Deferred Compensation

At July 31, 2007, Autodesk had marketable securities totaling $52.0 million, of which $29.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2007 was $27.2 million. The total related deferred compensation liability was $29.3 million at July 31, 2007 of which $12.3 million was classified as current and $17.0 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2007 was $27.2 million of which $12.5 million was classified as current and $14.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows (in millions):

	July 31, 2007	January 31, 2007
Computer equipment, software and furniture, at cost	$236.4	$224.4
Leasehold improvements, at cost	50.8	43.0

	287.2	267.4
Less: Accumulated depreciation	(220.7)	(201.8)

Computer equipment, software, furniture and leasehold improvements, net	$66.5	$65.6

8.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows (in millions):

	July 31, 2007	January 31, 2007
Purchased technologies	$206.0	$199.4
Less: Accumulated amortization	(154.8)	(148.1)

Purchased technologies, net	$51.2	$51.3

Expected future amortization expense for purchased technologies for the remainder of fiscal 2008 and for each of the fiscal years thereafter is as follows (in millions):

2008—remaining six months	$7.0
2009	12.6
2010	11.1
2011	10.1
2012	8.7
Thereafter	1.7

Total	$51.2

9.	Goodwill

The changes in the carrying amount of goodwill during the six months ended July 31, 2007 are as follows (in millions):

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2007	$259.8	$95.5	$355.3
Addition arising from NavisWorks acquisition	9.3	—	9.3
Effect of foreign currency translation and other	1.1	—	1.1

Balance as of July 31, 2007	$270.2	$95.5	$365.7

The increase in Autodesk’s goodwill balance was primarily from the acquisition of NavisWorks during the second quarter of fiscal 2008. See Note 16, “Business Combination,” for a description of this acquisition.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended July 31, 2007.

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

On July 12, 2006 New York University (“NYU”) filed suit against Autodesk in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 6,115,053 (“053 patent”), entitled “Computer Animation Method and System for Synthesizing Human-Like Gestures and Actions,” and U.S. Patent No. 6,317,132 (“132 patent”), entitled “Computer Animation Method for Creating Computer Generated Animated Characters.” NYU’s complaint alleges that Autodesk infringed both patents by making, using, selling, and offering for sale the claimed matter of these patents without the plaintiff’s authority. In its complaint, NYU seeks compensatory damages, injunctive relief and fees and costs. On July 13, 2007, the court ruled in favor of Autodesk’s motion for summary judgment, dismissing the complaint and finding both the 053 patent and the 132 patent invalid. In August 2007, Autodesk and NYU entered into a settlement agreement, finally resolving all issues between the parties. The final resolution of this matter did not have a material effect on Autodesk’s financial position, results of operations or cash flows for any particular period.

During the fourth quarter of fiscal 2007, three shareholder derivative lawsuits were filed against Autodesk and the Company’s current directors and officers (as well as certain of the Company’s former directors and officers) relating to its historical stock option practices and related accounting. On November 20, 2006, the Company and its current members of the Board were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Giles v. Bartz, et al.”, Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, its current members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Campion v. Sutton, et al.”, Case No. C06-07967. This lawsuit was consolidated into the previously mentioned Giles case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, its current members of the Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a shareholder derivative action, entitled “Koerner v. Bartz, et al.”, Case No. CV-070112 (the “Koerner Case”). The plaintiffs in both the Giles Case and the Koerner Case are in the process of amending the underlying claims made in the lawsuits and, as a result, Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

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

Autodesk has a stock repurchase program to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and to return excess cash generated from its business to shareholders. During the quarter ended July 31, 2007, Autodesk repurchased 7.1 million shares of its common stock on the open market at an average repurchase price of $46.04 per share and subsequently retired the shares. Because Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 due to the voluntary stock option review, there were no repurchases of Autodesk common stock during the first quarter of fiscal 2008. Common stock and additional paid-in capital and retained earnings were reduced by $94.2 million and $230.9 million, respectively, for the three and six months ended July 31, 2007. As of July 31, 2007, 9.2 million shares remained available for repurchases under this program. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the trading price of Autodesk common stock and cash on hand and available.

12.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net income	$91.6	$86.8	$174.9	$135.3
Net change in cumulative foreign currency translation adjustment	2.1	2.8	8.1	4.4

Total comprehensive income	$93.7	$89.6	$183.0	$139.7

13.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted net income per share—net income	$91.6	$86.8	$174.9	$135.3

Denominator:
Denominator for basic net income per share—weighted average shares	230.3	230.5	230.8	230.4
Effect of dilutive common stock options	12.7	12.6	12.9	13.7

Denominator for dilutive net income per share	243.0	243.1	243.7	244.1

The computation of diluted net income per share does not include 6.3 million options for the second quarter of fiscal 2008 and 11.4 million options for the second quarter of fiscal 2007. During the first half of fiscal 2008 and fiscal 2007, 6.9 million options and 7.8 million options, respectively, were excluded from the computation of diluted net income per share. These options were excluded in the computation of basic and diluted net income per share because they were anti-dilutive under the treasury stock method, in accordance with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

14.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other. Autodesk has no material inter-segment revenues.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers who design, build, own and manage building projects; who design, manufacture, own and manage manufactured goods; and who design, build, own and manage infrastructure projects for both public and private users. The Design Solutions Segment consists of a general design platform and emerging business division and industry-specific business divisions. These are: Platform Solutions and Emerging Business Division and Other; Architecture, Engineering and Construction Division; and Manufacturing Solutions Division.

The Media and Entertainment Segment derives revenues from the sale of products to post-production facilities, broadcasters, creative professionals and design users for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming. The Media and Entertainment Segment is comprised of two business lines: Animation, including design visualization, and Advanced Systems. Animation products provide advanced tools for design visualization, digital prototyping, animation, rendering solutions, and visual effects production. Advanced Systems products increase the productivity of creative professionals by providing color grading, editing, finishing and visual effects, compositing, media mastering and encoding technology.

Both reportable segments distribute their respective products primarily through authorized dealers and distributors and, to a lesser extent, through direct sales to end-users.

Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 9, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net revenues:
Design Solutions	$459.4	$388.6	$905.0	$775.3
Media and Entertainment	61.9	58.5	121.0	105.3
Other(1)	4.6	2.5	8.4	5.0

	$525.9	$449.6	$1,034.4	$885.6

Income from operations:
Design Solutions	$211.9	$181.7	$417.1	$362.4
Media and Entertainment	21.8	16.3	42.5	16.9
Unallocated amounts(2)	(119.2)	(95.9)	(243.7)	(217.9)

	$114.5	$102.1	$215.9	$161.4

(1)	Other primarily consists of revenues from Autodesk’s Location Services Division.
(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net revenues:
Platform Solutions and Emerging Business Division and Other	$241.1	$223.0	$492.5	$447.1
Architecture, Engineering and Construction Division	119.2	89.8	219.0	177.5
Manufacturing Solutions Division	99.1	75.8	193.5	150.7

	$459.4	$388.6	$905.0	$775.3

Information regarding Autodesk’s operations by geographic area is as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net revenues:
U.S.	$167.5	$141.3	$324.1	$284.8
Other Americas	27.7	26.4	55.5	53.1

Total Americas	195.2	167.7	379.6	337.9

Europe, Middle East and Africa	204.1	174.2	410.9	338.6
Japan	47.0	45.0	93.9	93.0
Other Asia/Pacific	79.6	62.7	150.0	116.1

Total Asia/Pacific	126.6	107.7	243.9	209.1

Total net revenues	$525.9	$449.6	$1,034.4	$885.6

15.	Financial Instruments

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

The notional amounts of foreign currency contracts were $140.0 million at July 31, 2007 and $65.5 million at January 31, 2007. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $101.9 million at July 31, 2007 and $97.3 million at January 31, 2007, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in “Interest and other income, net.” Net settlement losses were $0.1 million during the three and six months ended July 31, 2007. Net settlement gains recorded as net revenues were less than $0.1 million during both the three and six months ended July 31, 2006. Amounts associated with the cost of the options, which were recorded in “Interest and other income, net,” were $0.2 million and $0.3 million during the three and six months ended July 31, 2007, respectively. Amounts associated with the cost of the options during the three and six months ended July 31, 2006 totaled $0.2 million and $0.4 million, respectively.

16.	Business Combination

The following acquisition was accounted for under Statement of Financial Accounting Standards no. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying Condensed Consolidated Statements of Income since the acquisition date, and the related assets and liabilities were recorded based upon their fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s Condensed Consolidated Financial Statements.

In June 2007, Autodesk acquired NavisWorks (UK) Limited (“NavisWorks”), a privately-held company, for cash consideration of approximately $26.0 million and a note payable of $2.6 million due in June 2008. Of this amount, $0.3 million is payable over two years and is contingent on the continued employment of key employees. This amount will be recorded as compensation expense in future periods as it is incurred and is, therefore, excluded from the total purchase price consideration. In addition Autodesk incurred approximately $0.8 million in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. Autodesk incorporated NavisWorks into the Architecture, Engineering and Construction Division of the Design Solutions Segment. NavisWorks provides 3D coordination, collaboration and sequencing in design and construction. This acquisition is intended to increase the interoperability of Autodesk’s 3D model-based design software by coordinating design information from multiple sources.

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities performed in-part by a third-party appraiser, is as follows:

Net tangible assets	$7.3
Developed technologies (6 year useful life)	6.5
Customer relationships (6 year useful life)	5.5
In-process research and development	1.0
Trade name (6 year useful life)	0.6
Goodwill	9.3
Deferred revenue	(1.1)

$29.1

In-process research and development (“IPR&D”) represents incomplete NavisWorks research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The total IPR&D amount was recorded during the second quarter of fiscal 2008 in research and development on the Condensed Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with NavisWorks’s existing customers. Trade name represents the estimated fair value of NavisWorks’s trade name and trademarks. The $9.3 million of goodwill, which represents the premium paid for NavisWorks’s established products, is deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from NavisWorks in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by fiscal 2009.

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

17.	Related Parties

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S. and China, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies at a price that approximates fair value. Autodesk’s relationship with Hanna Strategies is intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings. Autodesk is currently the only customer of Hanna Strategies. The investment is accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment is included in the Condensed Consolidated Balance Sheets under “Other assets” and is adjusted by Autodesk’s ownership percentage of Hanna Strategies’ results of operations and after the elimination of intercompany profit or loss. The carrying value of Autodesk’s investment in Hanna Strategies was $14.2 million at July 31, 2007.

Beginning from the date of Autodesk’s investment, the Condensed Consolidated Statements of Income include 28% of Hanna Strategies’ operating expenses in “Interest and other income, net.” Autodesk incurred approximately $9.1 million during the current quarter and approximately $6.0 million during the same period in the prior fiscal year for consulting services and purchased in-process technology from Hanna Strategies. Autodesk incurred approximately $21.6 million during the six months ended July 31, 2007 and approximately $12.2 million during the six months ended July 31, 2006 for services and purchased in-process technology from Hanna Strategies. These amounts exclude intercompany profit and are included in “Research and Development.” The in-process technologies purchased were recorded as expense as of the date the technologies were delivered as they have not yet reached technological feasibility and have no alternative future use as a stand-alone product. In addition, approximately $1.3 million and $4.3 million of amounts owed to Hanna Strategies for consulting services and purchased in-process technologies were included in “Other accrued liabilities” at July 31, 2007 and January 31, 2007, respectively.

18.	Subsequent Event

On August 17, 2007, Autodesk entered into an agreement to replace its U.S. line of credit that permitted unsecured short-term borrowings of up to $100.0 million with a new U.S. line of credit with permitted unsecured short-term borrowings up to $250.0 million. The new facility expires on August 17, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, our business strategies, anticipated future operating results, including net revenues, product backlog, upgrade, crossgrade and maintenance revenues, the effect of fluctuations in exchange rates on net revenues and expenses, costs and expenses, including cost of revenues and operating expenses, future income, our anticipated tax rate, planned product retirement and annual release cycle. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “we believe” and “plan” and similar expressions. These forward-looking statements are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading 2D and 3D design software and services company for the manufacturing, building and construction and media and entertainment markets. Our focus is to offer our customers the ability to visualize, simulate and analyze real-world performance early in the design process to foster innovation, enhance quality, and save time and money.

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

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools in a number of ways. We improve the performance and functionality of existing products with each new release, and we continue to focus on releasing major products on an annual basis. Our most recent major product releases occurred in March 2007. Beyond our horizontal design products, we develop products addressing specific vertical market needs. In addition, we believe that migration of our customers from our 2D horizontal products to our 2D vertical products and 3D model-based design products, presents a significant growth opportunity. While the rate of migration to 2D vertical products and 3D model-based design products varies from industry to industry, adoption of 2D vertical products and 3D model-based design products should increase the productivity of our customers in all industries and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, sales of our 2D horizontal products may decrease without a corresponding increase in customer seats of our 2D vertical products and 3D model-based design products, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing emerging economies, including those of China, India, Eastern Europe and Latin America, present significant growth opportunities for us. However, conducting business in these rapidly growing economies presents significant challenges, including intellectual property protection and software piracy, which remains a substantial problem.

Another significant part of our growth strategy is to continue to move customers to our Subscription Program. We strive to sell subscription contracts to all new customers, as well as migrate existing upgrade customers to subscription contracts. This business model results in a more efficient sales process than our traditional upgrade process and reduces volatility in our revenues. Maintenance revenues from our Subscription Program grew 27% in the second quarter of fiscal 2008, as compared to growth of 63% in the same period of the prior fiscal year. Our subscription base has grown substantially over the past several years and now consists of more than 1.3 million users. As a result, while we expect growth in maintenance revenues from our Subscription Program in the future to continue to be strong, we expect it to be lower than in the past.

We are continually focused on improving productivity and efficiency in all areas of Autodesk to allow us to increase our investment in growth initiatives and improve our profitability. Although our operating margin decreased from 23% during the second quarter of fiscal 2007 to 22% during the second quarter of fiscal 2008, the decrease in operating margin is primarily the result of an $11.8 million, or more than 2% of net revenues, benefit in the second quarter of fiscal 2007 due to a reduction in a loss contingency related to a patent infringement lawsuit. This decrease was partially offset by an increase in operating income from our Media and Entertainment Segment of $5.5 million, or 1% of net revenues, due to higher gross margins from Advanced Systems, as more than 90% of Advanced Systems product revenue during the quarter were from sales of our higher-margin Linux-based systems. Our Media and Entertainment Segment’s operating margin also improved due to improved inventory management, increased sales of our 3ds Max and Maya products, and a reduction in costs and expenses related to the integration of Alias Systems Holdings, Inc. (“Alias”), which was completed during the second quarter of fiscal 2007. We continue to invest in growth and productivity initiatives and, over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins.

We generate significant cash flows from our operations. Our uses of cash include stock repurchases to offset the dilutive effect of our employee stock plans, as well as investments in acquisitions, such as our recent acquisition of NavisWorks, and investments in growth initiatives. Due to our voluntary stock option review, we were not current with our reporting obligations under the Securities and Exchange Act of 1934 during the first quarter of fiscal 2008. As a result, we were unable to make repurchases of Autodesk common stock during this time. This program resumed in June of fiscal 2008, after we attained compliance with our reporting obligations. We evaluate merger, acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions, which are an integral part of our growth initiatives, are intended to provide specific technology or expertise, adjacency to our current products and services and rapid product integration. Additionally, we continue to invest in other growth initiatives including product development and sales as well as market and channel development.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant effect on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We believe that of our significant accounting policies, which are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2007 ( the “2007 Form 10-K”), the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Our product returns reserves were $16.7 million at July 31, 2007 and $18.2 million at January 31, 2007. Product returns as a percentage of applicable revenues were 4.8% and 4.5% for the three months ended July 31, 2007 and July 31, 2006, respectively, and 4.2% and 4.4% for the six months ended July 31, 2007 and July 31, 2006, respectively. During the three months ended July 31, 2007 and 2006, we recorded additions to our product returns reserve of $18.0 million and $16.6 million, respectively, which reduced our revenue. During the six months ended July 31, 2007 and 2006, the additions to our product returns reserve were $24.0 million and $30.2 million, respectively, which reduced our revenue.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Partner Incentive Reserves. Autodesk provides channel partner incentives through its Partner Incentive Program. This is a short-term plan that uses monetary rewards to motivate distributors and resellers to achieve business goals in a specified time period. The majority of these goals are defined by quarterly targets. The majority of our partner incentive reserves reduce license and other revenues in the current period. The remainder relates to incentives on our Subscription Program and reduces deferred revenue in the period the subscription transaction is billed. This reduction in deferred revenue results in a reduction of maintenance revenues over the maintenance contract period. These reserves are based on historical experience and forecasted achievement against purchase quotas for each distributor and reseller. There is a time lag in the reporting of sales data from our resellers to our indirect resellers subject to the Partner Incentive Program. Accordingly, we must estimate a portion of sales that qualify for the program in determining the amount of the partner incentive reserve as of any given balance sheet date. Partner incentive reserves were $36.6 million and $28.3 million at July 31, 2007 and January 31, 2007, respectively.

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

Goodwill. As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill, but test goodwill for impairment annually in the fourth quarter, or sooner, should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant effect on our conclusion as to whether goodwill assets are impaired or the amount of the impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Income Taxes. We currently have $164.4 million of net deferred tax assets, mostly arising from net operating losses, including stock option deductions taken in fiscal years prior to fiscal 2007, as well as tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $568.6 million across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons such as current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts regarding realizability.

Stock Option Accounting. We record compensation expense for stock awards in accordance with SFAS 123R. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Income.

We use the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value for employee stock awards. This model requires the input of assumptions including expected stock price volatility, expected life of the option, expected dividend yield and the risk-free interest rate of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. We recognize expense only for the awards that are ultimately expected to vest, therefore, we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

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

Overview of the Three and Six Months Ended July 31, 2007

(in millions)	Three months Ended July 31, 2007	As a % of Net Revenues	Three months Ended July 31, 2006	As a % of Net Revenues
Net Revenues	$525.9	100%	$449.6	100%
Cost of revenues	51.9	10%	55.8	12%
Operating expenses	359.5	68%	291.7	65%

Income from Operations	$114.5	22%	$102.1	23%

(in millions)	Six months Ended July 31, 2007	As a % of Net Revenues	Six months Ended July 31, 2006	As a % of Net Revenues
Net Revenues	$1,034.4	100%	$885.6	100%
Cost of revenues	104.5	10%	105.7	12%
Operating expenses	714.0	69%	618.5	70%

Income from Operations	$215.9	21%	$161.4	18%

Our primary goals for fiscal 2008 are to continue our delivery of market-leading products and solutions to our customers to drive revenue growth and increases in operating margins and operating cash flow. Net revenues grew 17% during the current quarter and the first half of fiscal 2008 compared to the same periods in fiscal 2007, demonstrating our ability to achieve these goals. During the first half of fiscal 2008, we released our 2008 family of products, offering our customers continued advancements in design and authoring productivity as well as digital prototyping and product lifecycle management capabilities.

During the first quarter of fiscal 2008, we made changes to our Partner Incentive Programs to incent our value-added resellers to shift their focus to selling 2D vertical products and 3D model-based design products. These new programs, which are accounted for as a reduction to net revenues, drive a consistent treatment of incentives around the world by further reallocating incentives from AutoCAD and AutoCAD LT products to 2D vertical and 3D model-based design products. While the percentage of total incentives available as compared to the partners’ applicable quotas has not changed significantly, the reallocation has the effect of decreasing per unit net revenues for 2D vertical and 3D model-based design products, while increasing per unit net revenues from our AutoCAD and AutoCAD LT products. In addition, we made a shift late last fiscal year in the United States away from selling AutoCAD and AutoCAD LT to smaller resellers directly in favor of selling to these resellers through our larger distributors at a lower discount.

The growth in net revenues for the three months ended July 31, 2007, as compared to the same period in the prior fiscal year, was due to an increase in license and other revenues of 14% and an increase in maintenance revenues from our Subscription Program of 27%. The growth in net revenues for the six months ended July 31, 2007, as compared to the same period in the prior fiscal year, was due to an increase in license and other revenues of 12% and an increase in maintenance revenues from our Subscription Program of 35%. Our aggregate backlog increased from $395.8 million at January 31, 2007 to $433.3 at July 31, 2007. Backlog is comprised of deferred revenue and current software license product orders which we have not yet shipped. For additional information about the increase in net revenues for both the second quarter and first half of fiscal 2008, see the “Results of Operations” section below.

Our total costs and expenses increased on a percentage basis to 78% of net revenues for the three months ended July 31, 2007 as compared to 77% of net revenues in the same period last year. The percentage increase in total costs and expenses is primarily due to a benefit of $11.8 million, or more than 2% of net revenues, recorded in the second quarter of fiscal 2007 due to a reduction in a loss contingency related to a patent infringement lawsuit. This increase in total costs and expenses was partially offset by an increase in operating income from our Media and Entertainment Segment of $5.5 million, or 1% of net revenues, due to higher gross margins from

Advanced Systems, as more than 90% of Advanced Systems product revenue during the quarter were from sales of our Linux-based systems. Our Media and Entertainment Segment’s increased operating margin was also due to improved inventory management, increased sales of our 3ds Max and Maya products, and a reduction in costs and expenses related to the integration of Alias Systems Holdings, Inc. (“Alias”), which was completed during the second quarter of fiscal 2007.

Our total costs and expenses decreased to 79% of net revenues for the six months ending July 31, 2007 compared to 82% for the same period of the prior fiscal year. The percentage decrease in total costs and expenses was due to an increase in our Media and Entertainment Segment’s operating margin of $25.6 million, or 3% of net revenues, due to higher gross margins from Advanced Systems due primarily to a shift in our sales mix. During the second half of fiscal 2007, 90% of our Advanced Systems product revenue was from Linux-based systems which generate higher margins. Also contributing to the increase in our Media and Entertainment Segment’s operating margin was an increase in net revenues from our Maya and 3ds Max products, improved inventory management and decreased costs and expenses related to the integration of Alias, which was completed during the second quarter of fiscal 2007. We continue to invest in growth and productivity initiatives and, over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, depreciation and amortization expense. During fiscal 2008, we expect total costs and expenses to increase in absolute dollars, but decline as a percentage of net revenues as we balance investments in revenue growth opportunities with our focus on increasing profitability.

We generate a significant amount of our revenue in the United States, Japan, the United Kingdom, Germany, France, Italy, China, South Korea, Australia and India. The weaker value of the U.S. dollar relative to foreign currencies had a positive effect of $6.7 million on operating income in the second quarter of fiscal 2008 compared to the second quarter of the prior fiscal year. Had exchange rates from the second quarter of fiscal 2007 been in effect during the second quarter of fiscal 2008, translated international revenue billed in local currencies would have been $11.5 million lower and operating expenses would have been $4.8 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate effect on the net revenue of certain anticipated transactions.

Throughout the first half of the current fiscal year, we maintained a strong balance sheet, generating $328.2 million of cash from operating activities as compared to $252.9 million during the same period in the prior fiscal year. We finished the second quarter of fiscal 2008 with $826.9 million in cash and marketable securities, an increase from the $777.9 million balance at January 31, 2007. We managed to achieve this increase while repurchasing 7.1 million shares of our common stock and continuing to invest in our business through the acquisition of NavisWorks and investments in other growth initiatives. Comparatively, during the first half of fiscal 2007, we repurchased 4.2 million shares of our common stock, completed the acquisition of Emerging Solutions, Inc. (“Constructware”) and invested in Hanna Strategies Holdings, Inc. (“Hanna Strategies”). We completed the second quarter of fiscal 2008 with a higher deferred revenue balance and lower accounts receivable balance as compared to January 31, 2007. Our deferred revenue balance at July 31, 2007 included $355.9 million of customer contracts related to our Subscription Program, which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

(in millions)	Three months Ended July 31, 2007	Increase compared to prior year period		Three months Ended July 31, 2006	Six months Ended July 31, 2007	Increase compared to prior year period		Six months Ended July 31, 2006
		$	%			$	%

Net Revenues:
License and other	$393.6	$48.1	14%	$345.5	$776.7	$81.8	12%	$694.9
Maintenance	132.3	28.2	27%	104.1	257.7	67.0	35%	190.7

	$525.9	$76.3	17%	$449.6	$1,034.4	$148.8	17%	$885.6

Net Revenues by Geographic Area:
Americas	$195.2	$27.5	16%	$167.7	$379.6	$41.7	12%	$337.9
Europe, Middle East and Africa	204.1	29.9	17%	174.2	410.9	72.3	21%	338.6
Asia Pacific	126.6	18.9	18%	107.7	243.9	34.8	17%	209.1

	$525.9	$76.3	17%	$449.6	$1,034.4	$148.8	17%	$885.6

Net Revenues by Operating Segment:
Design Solutions	$459.4	$70.8	18%	$388.6	$905.0	$129.7	17%	$775.3
Media and Entertainment	61.9	3.4	6%	58.5	121.0	15.7	15%	105.3
Other	4.6	2.1	84%	2.5	8.4	3.4	68%	5.0

	$525.9	$76.3	17%	$449.6	$1,034.4	$148.8	17%	$885.6

Net Revenues—Design Solutions Segment:
Platform Solutions and Emerging Business Division and Other	$241.1	$18.1	8%	$223.0	$492.5	$45.4	10%	$447.1
Architecture, Engineering and Construction Division	119.2	29.4	33%	89.8	219.0	41.5	23%	177.5
Manufacturing Solutions Division	99.1	23.3	31%	75.8	193.5	42.8	28%	150.7

	$459.4	$70.8	18%	$388.6	$905.0	$129.7	17%	$775.3

License and other revenues are comprised of two components: all forms of product license revenues and other revenues. Product license revenues include revenues from the sales of new seats, revenues from the Autodesk Upgrade Program and revenues from the Autodesk Crossgrade Program. Other revenues consist of revenue from consulting and training services, revenue from the Autodesk Developers Network, Autodesk Collaborative Solution hosting revenue, Autodesk’s Location Services Division and revenue from Advanced Systems product support. Maintenance revenues consist of revenue from our Subscription Program.

Growth in license and other revenues during the three and six month periods ended July 31, 2007, as compared to the same periods of the prior fiscal year, was primarily due to growth in new seat revenue for most major products driven by the release of the 2008 family of products. Revenue from the sale of new seats increased 17% from $236.9 million in the second quarter of fiscal 2007 to $277.8 million in the second quarter of fiscal 2008. This increase was due to a 39% increase in revenues from new seats of our 3D model-based design products (Autodesk Revit family of products, Autodesk Inventor family of products, and Civil 3D) from $41.9 million in the second quarter of fiscal 2007 to $58.2 million in the second quarter of fiscal 2008, or 21% of total new seat revenues. For the second quarter of fiscal 2008, Autodesk shipped 39,000 commercial seats (which includes new seats and crossgrade seats) of 3D model-based products, including 21,000 seats of Revit, 11,000 seats of Inventor, and 7,000 seats of Civil 3D. The increase was also due to a 12% increase in revenues from new seats in all 2D design products, primarily AutoCAD LT, AutoCAD Mechanical and AutoCAD, from $165.1 million in the second quarter of fiscal 2007 to $185.6 million in the second quarter of fiscal 2008, or 67% of total new seat revenues. The increase in new seat revenue was driven primarily by higher average sales prices per seat and volume growth in our 3D model-based design products, and higher average sales prices per seat on our 2D design products. The net increase in average sales prices per seat in our 3D model-based design products was due to lower discounts, partially offset by a decrease resulting from our Partner Incentive Programs as discussed above.

Revenue from the sale of new seats increased 14% from $465.7 million during the first half of fiscal 2007 to $529.6 million during the first half of fiscal 2008 due to a 25% increase in revenues from new seats of our 3D model-based design products from $82.3 million in the first half of fiscal 2007 to $102.8 million in the first half of fiscal 2008, or 19% of total new seat revenues. For the first half of fiscal 2008, Autodesk shipped more than 71,000 commercial seats of 3D model-based products, including 35,000 seats of Revit, 22,000 seats of Inventor, and 14,000 seats of Civil 3D. The increase was also due to a 12% increase in revenues from new seats of our 2D design products, primarily AutoCAD LT, AutoCAD Mechanical, and AutoCAD, from $325.6 million in first half of fiscal 2007 to $363.2 million in the first half of fiscal 2008, or 69% of total new seat revenues. The increase in new seat revenues was driven primarily by higher average sales prices per seat and volume growth in our 3D model-based products, as well as higher average sales prices per seat in our 2D design products. The net increase in average sales prices per seat in our 3D model-based design products was due to lower discounts, partially offset by a decrease resulting from our Partner Incentive Programs as discussed above.

Higher average sales prices per seat for our 2D design products were a result of the changes we made to our business to encourage our resellers to focus on the sale of our 2D vertical and 3D model-based design products. These changes included lower discounts on AutoCAD, a decrease in incentives offered on AutoCAD under our Partner Incentive Program and changes in our distribution model for the United States.

The positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase in net revenues in both the second quarter and first half of fiscal 2008, as compared to the same periods of the prior fiscal year. In addition, we experienced strong growth in all three of our geographic regions and strong growth in the emerging economies of Eastern Europe, the Middle East and Asia Pacific.

Upgrade revenues, which include crossgrade revenues, decreased by 7% and 6% during the second quarter and first half of fiscal 2008, respectively, as compared to the same period of the prior fiscal year. The decreases in upgrade revenues were driven primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products as compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year due to more customers on our Subscription Program.

Revenue from the sales of our services, training and support, included in “License and other,” are immaterial for all periods presented.

Maintenance revenues consist of revenues derived from the Subscription Program. As a percentage of total net revenues, maintenance revenues were 25% and 23% for the second quarter of fiscal 2008 and fiscal 2007, respectively, and 25% and 22% for the first half of fiscal 2008 and fiscal 2007, respectively. Our Subscription Program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our new product releases and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues as a result of increased Subscription Program enrollment. This shift away from upgrades and the resulting license revenues toward a more predictable and sustainable maintenance revenue stream from subscription contracts is consistent with our long-term strategy.

We plan to release new product versions on a regular basis and synchronize our major product retirements with these releases. We retired our AutoCAD 2004-based products in the first quarter of fiscal 2008. The relative upgradeable installed base of the AutoCAD-based products not on subscription during the second quarter of fiscal 2008 was smaller than the upgradeable installed base of the AutoCAD-based products not on subscription during the same period in the prior fiscal year. Due to an increase in our subscription base to over 1.3 million, overall maintenance revenue from subscriptions substantially exceeded revenue from upgrades in the second quarter and first half of fiscal 2008 and upgrade revenues declined from the second quarter and first half of fiscal 2007. We expect revenue from upgrades to continue to decline and maintenance revenues from our Subscription Program to continue to increase.

Maintenance revenues from our Subscription Program grew 27% and 63% for the second quarters of fiscal 2008 and fiscal 2007, respectively, and grew 35% and 54% for the first half of fiscal 2008 and 2007, respectively, as compared to the same periods of the prior fiscal years. Our subscription base has grown substantially over the past several years and now consists of more than 1.3 million users. As a result, while we expect growth in maintenance revenues from our Subscription Program in the future to continue to be strong, we expect it to be lower than in the past.

Deferred revenue consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw services, consulting services and deferred license sales. Backlog from current software license product orders which we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at July 31, 2007 was $433.3 million, of which $21.4 million related to current software license product orders which had not yet shipped, as compared with $395.8 million, of which $17.0 million related to current software license product orders which had not yet shipped, at January 31, 2007.

Net Revenues by Geographic Area

Net revenues in the Americas region increased by 16% during the second quarter of fiscal 2008, as compared to the same period of the prior fiscal year, due to a 13% increase in new seat revenues and a 19% increase in maintenance revenues from our Subscription Program. Revenues from new seats in the Americas increased during the second quarter of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenue from our 3D model-based design products, primarily Autodesk Revit family of products and Civil 3D, and strong new seat revenue from our 2D design products, primarily AutoCAD. Also contributing to these increases was a slight increase in revenue from upgrades in the Americas of 2% during the second quarter of fiscal 2008, as compared to the same period in the prior fiscal year. Net revenues in the Americas region increased by 12% during the first half of fiscal 2008, as compared to the same period of the prior fiscal year, due to a 29% increase in maintenance revenues from our Subscription Program. Revenues from new seats in the Americas remained the same during the first half of fiscal 2008, as compared to the same period in the prior fiscal year. The increase in maintenance revenues from our subscription program was offset by a decline in revenue from upgrades in the Americas of 5% during the first half of fiscal 2008, as compared to the same period in the prior fiscal year. Revenue from upgrades decreased because the upgradeable installed base of the AutoCAD-based products not on subscription during the second quarter and first half of fiscal 2008 was smaller than the upgradeable installed base of the AutoCAD-based products not on subscription during the same periods in the prior fiscal year.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased by 17% during the second quarter of fiscal 2008, as compared to the same period of the prior fiscal year, primarily due to a 23% increase in new seat revenues and a 33% increase in maintenance revenues from our Subscription Program. Revenues from new seats in EMEA increased during the second quarter of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenue from our 3D model-based design products, primarily

Autodesk Inventor family of products and Autodesk Revit family of products, and new seat revenue from our 2D design products, primarily AutoCAD LT. These increases were partially offset by a 23% decrease in revenues from upgrades during the current fiscal quarter, as compared to the same period in the prior fiscal year. EMEA’s growth during the current fiscal quarter was primarily from the United Kingdom, France, Austria, Finland, Belgium, and the local emerging economies in Eastern Europe. The positive effect of the weaker value of the U.S. dollar relative to the euro also contributed to the increase in net revenues in EMEA. Had exchange rates from the second quarter of fiscal 2007 been in effect during the second quarter of fiscal 2008, translated international revenue billed in local currencies would have been $12.4 million lower. Net revenues in the EMEA region increased by 21% during the first half of fiscal 2008, as compared to the same period of the prior fiscal year, primarily due to a 25% increase in new seat revenues and a 41% increase in maintenance revenues from our Subscription Program. Revenues from new seats in EMEA increased during the first half of fiscal 2008, as compared to the same period of the prior fiscal year, driven by new seat revenue from our 2D design products, primarily AutoCAD LT and AutoCAD and strong new seat revenue from our 3D model-based design products, primarily Autodesk Inventor family of products and Autodesk Revit family of products. These increases were partially offset by an 8% decrease in revenues from upgrades during the first half of fiscal 2008, as compared to the same period in the prior fiscal year. EMEA’s growth during the first half of fiscal 2008 was primarily due to growth in the United Kingdom, Germany, France, Austria, Belgium, and the local emerging economies in Eastern Europe. Had exchange rates during the first half of fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenues would have been $31.2 million lower for first half of fiscal 2008.

Net revenues in the Asia Pacific (“APAC”) region increased by 18% during the second quarter of fiscal 2008, as compared to the same period of the prior fiscal year, primarily from a 15% increase in new seat revenues, a 33% increase in maintenance revenues from our Subscription Program and a 90% increase in revenue from upgrades. Revenue from new seats in APAC increased during the second quarter of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenue from our 2D design products, primarily AutoCAD and AutoCAD Mechanical, and strong new seat revenue from our 3D model-based design products, primarily our Autodesk Revit family of products and Autodesk Inventor family of products. Revenue from upgrades in APAC increased during the second quarter of fiscal 2008, as compared to the same period of the prior fiscal year, driven by an increase in upgrades in our 2D design product, AutoCAD, and 3D model-based design products, primarily the Revit family of products. Net revenue growth in APAC during the second quarter of fiscal 2008 occurred primarily in China, India,, South Korea, Australia and Japan. Net revenues in the APAC region increased by 17% during the first half of fiscal 2008, as compared to the same period of the prior fiscal year, primarily from a 15% increase in new seat revenues a 39% increase in maintenance revenues from our Subscription Program, and a 4% increase in revenue from upgrades. Revenue from new seats in APAC increased during the first half of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenue from our 2D design products, primarily AutoCAD Mechanical and AutoCAD, and strong new seat revenue from our 3D model-based design products, primarily Autodesk Revit family of products and Autodesk Inventor family of products. Net revenue growth in APAC during the first half of fiscal 2008 occurred primarily in China, South Korea, Australia, and India. Also contributing to the revenue growth in APAC was a slight increase in total revenues from Japan of 1% during the first half of fiscal 2008, as compared to the same period in fiscal 2007.

We believe that international net revenues will continue to comprise a significant portion of our total net revenues. Economic weakness in any of the countries that contributes a significant portion of our net revenues could have an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to foreign currencies could significantly affect our future financial results for a given period. International net revenues represented 68% of our net revenues in the second quarter of fiscal 2008 and 69% of our net revenues in the same period of the prior fiscal year. International net revenues represented 69% of our net revenues in the first half of fiscal 2008 and 68% of our net revenues in the first half of fiscal 2007. Net revenues in emerging economies grew by 37% between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 primarily due to revenues from China, India and Eastern Europe. Net revenues in emerging economies grew by 36% between the first half of fiscal 2008 and the first half of fiscal 2007 primarily due to revenues from China,

India, Eastern Europe, and Latin America. This growth was a significant factor in our international sales growth during the second quarter and the first half of fiscal 2008.

Net Revenues by Operating Segment

Net revenues for the Design Solutions Segment increased 18% during the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, primarily due to a 19% increase in new seat revenues and a 29% increase in maintenance revenues from our Subscription Program. These increases were partially offset by a 5% decrease in upgrade revenues in the second quarter of fiscal 2008 as compared to revenues in the second quarter of fiscal 2007. Maintenance revenue increased to 24% of Design Solutions Segment revenue during the second quarter of fiscal 2008, as compared to 22% in the second quarter of fiscal 2007. The 17% increase in net revenues for the Design Solutions Segment during the first half of fiscal 2008, as compared to the first half of fiscal 2007, was primarily due to a 15% increase in new seat revenues and a 46% increase in maintenance revenues from our Subscription Program. These increases were partially offset by a 4% decline in upgrade revenues during the first half of fiscal 2008. Maintenance revenue from our Subscription Program increased to 24% of Design Solutions Segment revenue during the first half of fiscal 2008, as compared to 21% in the first half of fiscal 2007.

Sales of AutoCAD and AutoCAD LT, which are reflected in the net revenues for the Platform Solutions and Emerging Business Division and Other, continue to comprise a significant portion of our net revenues. Combined net revenues from AutoCAD and AutoCAD LT represented 38% of our consolidated net revenues in the second quarter and 40% in the first half of fiscal 2008, compared to 41% of net revenues in the second quarter and 42% in the first half of fiscal 2007. Sales of AutoCAD and AutoCAD LT increased 8% and 11% for the second quarter and first half of fiscal 2008, respectively, as compared to the same periods in the prior fiscal year. Net revenues for our 3D model-based design products (Autodesk Inventor family of products, Autodesk Revit family of products and Autodesk Civil 3D) increased 34% and 27% during the second quarter and first half of fiscal 2008, respectively, as compared to the same periods in the prior fiscal year. Finally, sales of AutoCAD Mechanical, which are reflected in the net revenues for the Manufacturing Solutions Division, increased 53% and 41% during the second quarter and first half of fiscal 2008, respectively, as compared to the same periods in the prior fiscal year.

We believe that changes to our Partner Incentive Programs implemented during the first quarter of fiscal 2008 are continuing to shift our resellers’ focus to selling 2D vertical and 3D model-based design products, as intended. These changes reallocate incentives from our AutoCAD and AutoCAD LT products to our 2D vertical and 3D model-based design products. Total sales of 3D model-based design products represented 23% and 22%, of consolidated net revenues during the second quarter and first half of fiscal 2008, respectively, compared to 20% in both the second quarter and first half of fiscal 2007. A critical component of our growth strategy is to continue to add new AutoCAD and AutoCAD LT users, while migrating our customers to our higher value 2D vertical and 3D model-based design products. However, should sales of AutoCAD and AutoCAD LT products decrease without a corresponding increase in sales of 2D vertical and 3D model-based products, our results of operations could be adversely affected.

Net revenues for the Media and Entertainment Segment (“M&E”) increased 6% and 15%, during the second quarter and first half of fiscal 2008, respectively, as compared to the same periods of fiscal 2007. During the second quarter of fiscal 2008, net revenues from our Animation business line increased 16%, and were partially offset by a 3% decrease in sales of Advanced Systems compared to the same period in the prior fiscal year. The increase in Animation revenues during the second quarter of fiscal 2008 was due to an increase in revenues from our animation products 3ds Max and Maya. The decrease in Advanced Systems revenues during the second quarter of fiscal 2008 was primarily a result of a decrease in product support revenues on Silicon Graphics, Inc. (“SGI”) hardware, as expected, as our customers have transitioned to our Linux platforms that run on open PC-based systems. During the first half of fiscal 2008, net revenues from our Animation business line increased 22% and sales of Advanced Systems increased 8% compared to the first half of fiscal 2007. The increase in Animation revenues during the first half of fiscal 2008 was due to an increase in revenues from our Maya and 3ds Max products. The improvement in Advanced Systems sales during the first half of fiscal 2008 was as a result of growth in the sales of our Linux-based Advanced Systems products, partially offset by declines in Advanced Systems sales on the SGI platforms and product support revenues on SGI hardware, due to the transition of our Advanced Systems product portfolio from SGI platforms to Linux platforms. We believe the transition to open PC platforms is substantially complete.

Cost of Revenues

(in millions)	Three months Ended July 31, 2007	Increase (decrease) compared to prior year period		Three months Ended July 31, 2006	Six months Ended July 31, 2007	Decrease compared to prior year period		Six months Ended July 31, 2006
		$	%			$	%

Cost of revenues:
License and other	$49.6	$(4.0)	-7%	$53.6	$100.1	$(1.0)	-1%	$101.1
Maintenance	2.3	0.1	5%	2.2	4.4	(0.2)	-4%	4.6

	$51.9	$(3.9)	-7%	$55.8	$104.5	$(1.2)	-1%	$105.7

As a percentage of net revenues	10%			12%	10%			12%

Cost of license and other revenues includes direct material and overhead charges, labor costs of fulfilling consulting contracts, royalties, amortization of purchased technology and stock-based compensation expense under SFAS 123R. Direct material and overhead charges include the cost of hardware sold (mainly open PC-based workstations for the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues decreased during the second quarter of fiscal 2008, as compared to the same period in the prior fiscal year due to changes in product mix and improved inventory management. Cost of license and other revenues during the first half of fiscal 2008 remained relatively flat as compared with the same period in the prior fiscal year. Cost of license and other revenues as a percentage of net revenues decreased by 2% for both the second quarter and the first half of fiscal 2008, compared to the same periods of the prior fiscal year as more than 90% of our Advanced Systems product revenue for both the second quarter and first half of fiscal 2008 was from sales of our Linux-based systems, which have higher gross margins, and from improved inventory management.

Cost of maintenance revenues includes cost of sales associated with our subscription program. Cost of maintenance revenues remained relatively flat during both the second quarter and first half of fiscal 2008, as compared to the same periods of the prior fiscal year.

Cost of revenues, at least over the near term, is affected by the volume and mix of product sales, changing consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the effect of expensing employee stock-based compensation expense. We expect cost of revenues to decrease as a percentage of net revenues and in absolute dollars during the remainder of fiscal 2008, as compared to fiscal 2007.

Marketing and Sales

(in millions)	Three months Ended July 31, 2007	Increase compared to prior year period		Three months Ended July 31, 2006	Six months Ended July 31, 2007	Increase compared to prior year period		Six months Ended July 31, 2006
		$	%			$	%
Marketing and sales	$198.8	$31.3	19%	$167.5	$391.3	$53.4	16%	$337.9
As a percentage of net revenues	38%			37%	38%			38%

Marketing and sales expenses include salaries, benefits and bonuses for our marketing and sales employees, travel and facility costs for our marketing, sales, dealer training and support personnel, dealer and sales commissions, labor costs of fulfilling order processing, stock-based compensation expense under SFAS 123R for stock awards granted to marketing and sales employees, and overhead charges. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales, promotional programs designed for specific sales channels and end users.

Marketing and sales expense increased 19% during the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, primarily due to $15.1 million of higher employee-related costs driven by increased marketing and sales headcount. The increase was also due to $10.3 million of increased marketing and promotion costs related to product launches, trade shows, branding and demand generation. Marketing and sales expense increased 16% during the second half of fiscal 2008, as compared to the second half of fiscal 2007, primarily due to $31.0 million of higher employee-related costs driven by increased marketing and sales headcount. The increase was also due to $12.6 million of increased marketing and promotion costs related to product launches, trade shows, branding and demand generation over the same period in the prior fiscal year and $4.8 million of employee tax expenses recorded in the first quarter of fiscal 2008 related to our voluntary stock option review.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support. As a result, we expect marketing and sales expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues, for fiscal 2008.

Research and Development

(in millions)	Three months Ended July 31, 2007	Increase compared to prior year period		Three months Ended July 31, 2006	Six months Ended July 31, 2007	Increase compared to prior year period		Six months Ended July 31, 2006

		$	%			$	%
Research and development	$114.9	$16.9	17%	$98.0	$229.6	$32.2	16%	$197.4
As a percentage of net revenues	22%			22%	22%			22%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, overhead charges, stock-based compensation expense under SFAS 123R for stock awards granted to research and development employees, purchased in-process technology and depreciation of computer equipment used in software development.

Research and development expenses increased 17% during the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, primarily due to an increase in employee related costs of $4.9 million driven by increased research and development headcount and a $3.1 million increase in consulting services and in-process technology purchases from Hanna Strategies. The in-process technology acquired from Hanna Strategies during the quarter was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. In addition, we recorded $1.0 million of in-process research and development from our acquisition of NavisWorks. See Note 16, “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Research and development expenses increased 16% during the first half of fiscal 2008, as compared to the first half of fiscal 2007, primarily due to consulting services and in-process technology purchases from Hanna Strategies, which increased $9.4 million over the same period in the prior fiscal year. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. Also contributing to the increase in research and development expenses was an increase in employee related costs of $8.3 million for wages and salaries driven by increased research and development headcount and $4.4 million of employee tax expenses recorded in the first quarter of fiscal 2008 related to our voluntary stock option review. In addition, we recorded $1.0 million of in-process research and development from the NavisWorks acquisition. See Note 16, “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

During the three and six months ended July 31, 2007, we incurred approximately $9.1 million and $21.6 million, respectively, for consulting services and in-process technology purchases from Hanna Strategies as compared to $6.0 million and $12.2 million, respectively, in the same periods of the previous fiscal year. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. We have a 28% ownership in Hanna Strategies, which is a privately-held software development firm with operations in the U.S. and China. See Note 17, “Related Parties” in Notes to Condensed Consolidated Financial Statements for further discussion of this investment.

Overall, we have increased our investment in research and development in the first half of fiscal 2008 as compared to the same period of the prior fiscal year to create new products and new versions of existing products. We expect that research and development spending will continue to increase in absolute dollars, but remain relatively flat as a percentage of net revenues, during fiscal 2008 as we continue to invest in product development and continue to acquire new technology.

General and Administrative

(in millions)	Three months Ended July 31, 2007	Increase compared to prior year period		Three months Ended July 31, 2006	Six months Ended July 31, 2007	Increase compared to prior year period		Six months Ended July 31, 2006
		$	%			$	%
General and administrative	$45.8	$19.6	75%	$26.2	$93.1	$9.9	12%	$83.2
As a percentage of net revenues	9%			6%	9%			9%

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services, litigation costs, overhead costs, stock-based compensation expense under SFAS 123R for stock awards granted to general and administrative employees and amortization expense of customer relationships and trademarks acquired.

The increase in general and administrative expenses during the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, was primarily due to a $11.8 million benefit recorded in the second quarter of fiscal 2007 from a reduction in a loss contingency related to a patent infringement lawsuit. Employee-related costs also increased $4.4 million during the second quarter of fiscal 2008, as compared to the same period in the prior fiscal year, due to increased headcount. The increase in general and administrative expenses from the first half of fiscal 2007 to the first half of fiscal 2008 was primarily due to litigation expenses of $5.0 million recorded during the first half of fiscal 2007 for a patent infringement lawsuit and $3.4 million of expenses related to the stock option review costs that were recorded during the first half of fiscal 2008. Also contributing to the increase in general and administrative expenses was $1.7 million of employee tax expenses recorded in the first quarter of fiscal 2008 related to the voluntary stock option review.

We expect that general and administrative expenses will decline modestly as a percentage of net revenues during fiscal 2008, yet increase in absolute dollars.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2007	2006	2007	2006
Interest and investment income, net	$8.7	$3.5	$17.6	$6.9
Loss on cost method investment	(5.0)	—	(5.0)	—
Gain (loss) on foreign currency transactions	(1.0)	(0.1)	0.2	0.2
Loss from unconsolidated subsidiary	(0.7)	(1.1)	(1.8)	(1.3)
Other income	1.4	0.5	2.2	0.5

	$3.4	$2.8	$13.2	$6.3

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during the second quarter and first half of fiscal 2008, as compared to the same periods in the prior fiscal year, reflects proportionately higher cash balances and interest rate yields during the current quarter and first half of fiscal 2008, partially offset by a loss on a cost method investment recorded during the second quarter of fiscal 2008.

Provision for Income Taxes

Our effective tax rate was 22% during the three months ended July 31, 2007 and 24% during the six months ended July 31, 2007, compared to 17% and 19% in the respective periods of fiscal 2007. Our effective tax rate increased 5% during the second quarter and first half of fiscal 2008, as compared to the same periods in the prior fiscal year primarily due to the recognition of an income tax benefit of $8.9 million during the second quarter of fiscal 2007 relating to the reversal of previously accrued income tax reserves. The effective tax rate for the three and six months ended July 31, 2007 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and Federal and state research tax credits, offset by the impact of SFAS 123R.

Our future effective tax rate may be materially affected by the amount of benefits associated with our foreign earnings which are taxed at rates different from the Federal statutory rate, research credits, SFAS 123R, FIN 48, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At July 31, 2007, we had net deferred tax assets of $164.4 million. Realization of these assets is dependent on our ability to generate approximately $568.6 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

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

See Note 17, “Related Parties,” in the Notes to Condensed Consolidated Financial Statements for additional information on this investment.

Liquidity and Capital Resources

Our primary source of cash is from the sale of our products. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and to invest in our growth initiatives, which include business acquisitions. See further discussion of these items below.

At July 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $826.9 million and net accounts receivable of $278.4 million. At July 31, 2007, we also had available a U.S. line of credit facility which was established during fiscal 2006. This line of credit, which permitted unsecured short-term borrowings of up to $100.0 million, was available for working capital or other business needs. The credit agreement contained customary covenants which could have restricted liens, certain types of additional debt and dispositions of assets if Autodesk failed to maintain its financial covenants. Because the Company was not current with its reporting obligations under the Securities and Exchange Act of 1934 until June of fiscal 2008, the Company was in violation of its financial reporting covenant. Autodesk received a waiver from the borrowing institution for the period during which it was not in compliance with the covenant. Autodesk paid a quarterly commitment fee, ranging between $25,000 and $62,500, to maintain this facility. There were no borrowings outstanding at July 31, 2007. We entered into an agreement in August 2007 to replace this line of credit with a new U.S. line of credit with permitted unsecured short-term borrowings up to $250.0 million. The new facility expires on August 17, 2012.

Net cash flows provided by operating activities increased $75.3 million during the first half of fiscal 2008, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in net income of $39.6 million during the first half of fiscal 2008 compared to the same period in the prior fiscal year and improved working capital management. Net working capital changes were driven primarily by improved management of accounts payable and accounts receivable that increased cash flows from operations by $25.4 million and $22.3 million, respectively.

As of July 31, 2007, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the stock repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $29.3 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at July 31, 2007. See Note 6, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three and six months ended July 31, 2007 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans, as well as to return to shareholders excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the trading price of Autodesk common stock and cash on hand and available. At July 31, 2007, 9.2 million shares remained available for repurchase under the existing repurchase authorization. See Note 11, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock during the three months ended July 31, 2007:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31	—	$—	—		16,262
June 1 - June 30	7,062	46.04	7,062		9,200
July 1 - July 31	—	—	—		—

Total	7,062	$46.04	7,062	(1)	9,200	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in December 2004.
(2)

This amount corresponds to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A. of our report on 2007 Form 10-K for the fiscal year ended January 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our efforts to develop and introduce new product and service offerings expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenues.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our emerging vertical design products and our digital prototyping, lifecycle management and collaboration products. As a result, we are introducing new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our customers of AutoCAD and AutoCAD LT to related vertical industry products and to our 3D model-based design products such as Autodesk Inventor family of products or Autodesk Revit family of products. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 12% of consolidated net revenues for fiscal 2007 and 14% of consolidated revenues for the three months and six months ended July 31, 2007. Over time, we have modified and will continue to modify aspects of our relationship with our resellers, such as their incentive programs, pricing to them and our distribution model, to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

Incentives under our Partner Incentive Program and product returns could exceed our estimates and harm our net revenues.

We provide our channel partners incentives through our Partner Incentive Program. This is a short-term plan that uses monetary rewards to motivate distributors and resellers to achieve business goals in a specified time period. The majority of these goals are defined by quarterly targets. The majority of our partner incentive reserves reduce license and other revenues in the current period. The remainder relates to incentives on our Subscription Program and reduces deferred revenue in the period the subscription transaction is billed. This reduction in deferred revenue results in a reduction of maintenance revenues over the maintenance contract period. We also permit our distributors and resellers in the Americas, EMEA and APAC to return products subject to certain limitations. Consistent with our experience in fiscal 2007, we anticipate that product returns will continue to be driven by product update cycles, new product releases and software quality.

We establish revenue reserves for incentives under our Partner Incentive Program and for product returns. Partner incentive reserves are based on historical experience and forecasted achievement against purchase quotas for each distributor and reseller. There is a time lag in the reporting of sales data from our resellers to our indirect resellers subject to the Partner Incentive Program. Accordingly, we must estimate a portion of sales that qualify for the program in determining the amount of the partner incentive reserve as of any given balance sheet date. We also establish product return reserves based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. While we maintain strict measures to monitor our partner incentive and product return reserves, actual incentives or product returns may exceed our reserve estimates, and such differences could harm our business.

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

As a result of our voluntary review of stock option practices and related restatements, the SEC initiated an informal investigation. The Company has cooperated with the SEC and has provided information requested to date. However, the investigation may not be resolved favorably and could adversely affect our business, results of operations, and cash flows.

The SEC initiated an investigation in connection with our historical stock option practices and related accounting. The period of time necessary to resolve the informal SEC investigation is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, considerable legal, tax and accounting expenses related to this matter have been incurred to date and it is possible that significant expenditures may be incurred in the future. We cannot predict the ultimate outcome of the SEC investigation. If we or any of our current or former officers or directors is subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, financial position, cash flows and the trading price of our securities.

Net revenues or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following: net revenues or earnings shortfalls, unexpected deviations in results of key performance metrics, and changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures and litigation; and general market conditions and other factors, including factors unrelated to our operating performance, like the current credit issues effecting the economy or the operating performance of our competitors.

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

Our business could suffer as a result of risks associated with strategic acquisitions and investments such as the acquisition of NavisWorks and investment in Hanna Strategies.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, we recently completed the acquisition of NavisWorks and acquired a 28% ownership in Hanna Strategies. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such investments and acquisitions may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. These costs or charges, including those relating to the NavisWorks acquisition or investment in Hanna Strategies, could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of SFAS 123R, which required us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a negative impact on our results of operations, continued fluctuation in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, failure to convert our 2D customer base to 3D products, delays in product releases, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully integrate acquired businesses and technologies, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenues.

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

Product development may also be outsourced to third parties or developed externally and transferred to us through business or technology acquisitions. Such externally developed technologies have certain additional risks, including potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property. For example, in April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm that has been one of our software developers since 2003. Expenditures attributable to development work contracted from Hanna Strategies represented 8% and 6% of our total research and development expenses for the three months ended July 31, 2007 and 2006, respectively. Expenditures attributable to development work contracted from Hanna Strategies represented 9% and 6% of our total research and development expenses for the six months ended July 31, 2007 and 2006, respectively.

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

There were no sales of unregistered securities during the three months ended July 31, 2007.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 6, 2007, the following individuals were re-elected to the Board of Directors. Each director will serve for the ensuing year and until their successors are duly elected and qualified.

Name	Votes For	Votes Against	Abstentions
Carol A. Bartz	134,047,071	70,633,490	1,208,569
Carl Bass	194,094,481	10,671,712	1,122,938
Mark A. Bertelsen	131,560,213	73,115,557	1,213,360
Crawford Beveridge	140,219,280	64,450,058	1,219,792
J. Hallam Dawson	181,738,028	16,366,906	7,784,196
Michael J. Fister	199,085,741	5,668,337	1,135,051
Per-Kristian Halvorsen	147,560,307	57,140,778	1,188,045
Larry W. Wangberg	133,629,770	64,443,563	7,815,798

The following proposal was voted on and approved at our Annual Meeting.

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2008.	198,894,156	5,828,168	1,166,806	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

10.1	Registrant’s 2006 Stock Plan Form of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007)

10.2	Form of Promise to Make Cash Payment and Option Amendment (U.S. Employees) (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.3	Form of Promise to Make Cash Payment and Option Amendment (Canadian Employees) (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2007

AUTODESK, INC.
(Registrant)

/s/ ANDREW D. MILLER
Andrew D. Miller Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)