Form 10-Q
period 2007-10-31
AUTODESK INC
filed 2007-12-04
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of November 30, 2007, there were approximately 230.9 million shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net revenues:
License and other	$395.8	$346.3	$1,172.6	$1,041.2
Maintenance	142.6	110.5	400.2	301.2

Total net revenues	538.4	456.8	1,572.8	1,342.4

Costs and expenses:
Cost of license and other revenues	49.7	54.5	149.8	155.6
Cost of maintenance revenues	1.9	1.8	6.3	6.4
Marketing and sales	208.9	177.1	600.1	515.0
Research and development	123.2	108.9	352.9	306.3
General and administrative	49.1	45.9	142.2	129.1

Total costs and expenses	432.8	388.2	1,251.3	1,112.4

Income from operations	105.6	68.6	321.5	230.0
Interest and other income, net	4.4	6.0	17.6	12.3

Income before income taxes	110.0	74.6	339.1	242.3
Provision for income taxes	(25.2)	(16.6)	(79.4)	(49.0)

Net income	$84.8	$58.0	$259.7	$193.3

Basic net income per share	$0.37	$0.25	$1.13	$0.84

Diluted net income per share	$0.35	$0.24	$1.07	$0.80

Shares used in computing basic net income per share	229.4	230.9	230.3	230.6

Shares used in computing diluted net income per share	239.9	242.0	242.5	243.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	October 31, 2007	January 31, 2007
	(Unaudited)	(Audited) (1)
ASSETS
Current assets:
Cash and cash equivalents	$828.3	$665.9
Marketable securities	44.3	112.0
Accounts receivable, net	299.2	301.3
Deferred income taxes	99.8	78.1
Prepaid expenses and other current assets	48.7	32.4

Total current assets	1,320.3	1,189.7
Computer equipment, software, furniture and leasehold improvements, net	68.7	65.6
Purchased technologies, net	60.0	51.3
Goodwill	390.8	355.3
Deferred income taxes, net	69.3	59.8
Other assets	81.9	75.8

	$1,991.0	$1,797.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.2	$61.0
Accrued compensation	121.7	120.7
Accrued income taxes	2.0	23.6
Deferred revenues	343.9	311.4
Other accrued liabilities	63.3	57.5

Total current liabilities	608.1	574.2
Deferred revenues	80.0	67.4
Long term income taxes payable	77.1	—
Other liabilities	47.0	40.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	987.9	908.3
Accumulated other comprehensive income (loss)	11.8	(3.6)
Retained earnings	179.1	210.3

Total stockholders’ equity	1,178.8	1,115.0

	$1,991.0	$1,797.5

(1)	These balances are derived from Autodesk’s audited financial statements which were filed with the Securities and Exchange Commission in its fiscal 2007 Annual Report on Form 10-K.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended October 31,
	2007	2006
Operating Activities
Net income	$259.7	$193.3
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	3.6	—
Depreciation and amortization	44.1	39.2
Stock-based compensation expense	73.1	76.0
Tax benefits from employee stock plans	—	4.5
Restructuring related charges, net	—	1.1
Changes in operating assets and liabilities, net of business combinations	109.0	71.7

Net cash provided by operating activities	489.5	385.8

Investing Activities
Purchases of available-for-sale marketable securities	(727.9)	(315.5)
Sales and maturities of available-for-sale marketable securities	795.5	325.2
Business combinations, net of cash acquired	(66.0)	(52.5)
Acquisition of equity investment	—	(12.5)
Capital and other expenditures	(29.1)	(25.4)
Other investing activities	—	2.3

Net cash used in investing activities	(27.5)	(78.4)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	160.7	74.1
Repurchases of common stock	(463.5)	(154.4)

Net cash used in financing activities	(302.8)	(80.3)

Effect of exchange rate changes on cash and cash equivalents	3.2	0.6

Net increase in cash and cash equivalents	162.4	227.7
Cash and cash equivalents at beginning of year	665.9	287.2

Cash and cash equivalents at end of period	$828.3	$514.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2007 and for the three and nine months ended October 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries during the quarter considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2008 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”).

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. Under SFAS 158, the recognition and disclosure elements were adopted as of the end of Autodesk’s fiscal year ended January 31, 2007 and did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The measurement elements of SFAS 158 will be effective for the fiscal year ending January 31, 2009. Effective February 1, 2008, Autodesk will adopt the measurement elements of SFAS 158. Autodesk does not believe the adoption of the measurement elements of SFAS 158 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This Statement is effective for Autodesk as of February 1, 2008, with the exception of a one year deferral for the implementation of the Statement for other nonfinancial assets and liabilities. Autodesk does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

3.	Concentration of Credit Risks and Significant Customers

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer. At October 31, 2007, Autodesk had auction rate securities totaling $9.0 million included in “Marketable securities.” Auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that are reset at regular intervals. These AAA-rated auction rate securities, which met Autodesk’s investment guidelines at the time the investments were made, failed to settle at three monthly auctions during the three months ended October 31, 2007, as well as once during November 2007. The failed auctions resulted in the interest rate on these investments resetting at a premium and a lack of liquidity for the underlying investment. Autodesk determined that these securities were not permanently impaired because the securities are fully insured, the Company earns a premium interest rate on the investments and the duration of the auction failures are believed to be a temporary market condition. However, in the future, if the issuer is unable to successfully close future auctions and their credit deteriorates, Autodesk may be required to adjust the carrying value of the investment through an impairment charge.

In the three months ended October 31 2007 and 2006, total sales to a single distributor, Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 14% and 11% of Autodesk’s consolidated net revenues, respectively. Sales to this same distributor represented 14% and 11% of Autodesk’s consolidated net revenues for the nine months ended October 31, 2007 and 2006, respectively. The majority of the net revenues from sales to Tech Data relates to Autodesk’s Design Solutions Segment. In addition, Tech Data accounted for 16% of gross accounts receivable at October 31, 2007 and January 31, 2007.

4.	Employee Stock-Based Compensation

Stock Option Plans

As of October 31, 2007, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and to non-employee members of Autodesk’s Board of Directors the 2006 Employee Stock Plan (“2006 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006.

The 2006 Plan, which was approved by Autodesk’s stockholders on November 10, 2005, reserved 9.65 million shares of Autodesk common stock plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At October 31, 2007, 3.1 million shares were available for future issuance under that plan. The 2006 Plan will expire in March 2008. The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At October 31, 2007, 0.41 million shares were available for future issuance. The 2000 Plan will expire in March 2009.

Options granted under the above mentioned active plans vest over periods ranging from one to four years and expire within six to ten years from the date of grant. Under the 2006 Plan and the 2000 Plan, the option term is limited to no more than seven years. During the first nine months of fiscal 2008 and all of fiscal 2007, the exercise price of all stock options granted under these plans is equal to the fair market value of the stock on the grant date.

A summary of stock option activity for the nine months ended October 31, 2007 is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2007	29,374	$21.03
Granted	5,400	45.25
Exercised	(8,535)	16.15
Forfeited	(166)	33.48
Expired	(479)

Options outstanding at October 31, 2007	25,594	$27.52

Options exercisable at October 31, 2007	13,533	$17.75
Options available for grant at October 31, 2007	3,465

The total pre-tax intrinsic value of options exercised during the three months ended October 31, 2007 and 2006 was $103.5 million and $21.4 million, respectively. For the nine months ended October 31, 2007 and 2006, total pre-tax intrinsic value of options exercised was $256.9 million and $127.2 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended October 31, 2007 and 2006, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $14.78 and $10.95 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended October 31, 2007 and 2006 was $14.62 and $13.16 per share, respectively. As of October 31, 2007, total compensation cost related to non-vested awards not yet recognized of $103.2 million is expected to be recognized over a weighted average period of 1.99 years.

The following table summarizes information about options outstanding and exercisable at October 31, 2007:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$ 0.20 - $11.00	5,624		$8.43		5,705		$8.40
$11.06 - $29.37	5,431		19.07		7,236		20.26
$30.15 - $38.00	1,980		34.43		5,627		35.04
$38.10 - $45.29	386		40.87		6,319		44.04
$47.24 - $49.80	112		47.24		708		48.53

	13,533	5.2	$17.75	$421.6	25,595	5.2	$27.52	$547.6

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $48.90 per share as of October 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through November 2015. At October 31, 2007, a total of 25.5 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At October 31, 2007, a total of 22.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on March 31 and September 30 of each fiscal year. The provisions of the ESP Plan expire during fiscal 2018.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to the Company’s voluntary review of its historical stock option grant practices, Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 until June 2007. As a result, the Company was unable to issue shares under the ESP Plan during the third quarter of fiscal 2007 and the first quarter of fiscal 2008.

On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESP Plan while the Company was not current with its reporting obligations under the Securities Exchange Act of 1934. In general, this amendment provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million on September 18, 2006 to non-executive employees currently enrolled in the ESP Plan at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid.

On March 22, 2007, Autodesk’s Board of Directors approved an amendment, which superseded the September 18, 2006 amendment, to the Company’s ESP Plan in response to the Company’s temporary suspension of all contributions to and exercises and purchases under the ESP Plan. In general, this amendment provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007 unless they elected not to participate. In June 2007 the Company became current with its financial filings and resumed employee contributions to the ESP Plan. For additional information about the Company’s voluntary review of its stock option grant practices, see Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of the 2007 Form 10-K.

Autodesk issued 0.8 million shares under the ESP Plan during the three and nine months ended October 31, 2007 at an average price of $28.96 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the three months ended October 31, 2007, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $15.11 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the nine months ended October 31, 2007, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $16.77 per share. The Company did not issue any shares under the ESP Plan during the three months ended October 31, 2006. During the nine months ended October 31, 2006, Autodesk issued 0.8 million shares at an average price of $22.46 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the nine months ended October 31, 2006, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $12.21 per share.

Tender Offer

On June 4, 2007, after Autodesk became current with its reporting obligations under the Securities and Exchange Act of 1934, the Company filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by Autodesk to holders of certain outstanding stock options granted under the Company’s 1996 Stock Plan and Nonstatutory Stock Option Plan (the “Stock Plans”) to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on revised measurement dates that were identified during the Company’s voluntary review of its historical stock option grant practices. As part of this tender offer, the Company will pay a cash bonus of $4.8 million in January 2008 to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the bonus, which was recorded during the second quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $4.3 million, an increase in stock-based compensation expense of $0.3 million and an increase in payroll tax expenses of $0.2 million.

Stock-based Compensation Expense

On February 1, 2006, Autodesk adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and the recording of such expense in Autodesk’s Condensed Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended October 31, 2007 and 2006, respectively, which was recorded as follows (in millions):

	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006
Cost of license and other revenues	$2.1	$1.9
Marketing and sales	16.2	15.4
Research and development	12.6	11.1
General and administrative	6.4	5.9

Stock-based compensation expense related to employee options and employee stock purchases	37.3	34.3
Tax benefit	(6.2)	(8.3)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$31.1	$26.0

	Nine Months Ended October 31, 2007	Nine Months Ended October 31, 2006
Cost of license and other revenues	$3.8	$4.1
Marketing and sales	31.3	34.1
Research and development	23.9	25.0
General and administrative	14.1	12.8

Stock-based compensation expense related to employee options and employee stock purchases	73.1	76.0
Tax benefit	(15.8)	(18.4)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$57.3	$57.6

Autodesk uses the Black–Scholes-Merton option-pricing model to estimate the fair value of option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended October 31, 2007		Three Months Ended October 31, 2006
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Expected volatility	0.33 - 0.34	0.31 - 0.34	0.37 - 0.38	0.37 - 0.39
Expected life (in years)	2.57 - 4.18 years	0.50 - 2.00 years	2.52 - 4.34 years	0.50 - 2.00 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	4.00 - 4.07%	3.98 - 4.23%	4.58 - 4.63%	4.67 - 5.01%
Expected forfeitures	13.0%	13.0%	13.0%	7.0%

	Nine Months Ended October 31, 2007		Nine Months Ended October 31, 2006
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Expected volatility	0.33 - 0.36	0.29 - 0.34	0.37 - 0.38	0.37 - 0.40
Expected life (in years)	2.57 - 4.18 years	0.28 - 2.00 years	2.52 - 4.40 years	0.50 - 2.00 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	4.00 - 5.11%	3.98 - 5.06%	4.58 - 5.12%	4.67 - 5.01%
Expected forfeitures	13.0%	13.0%	13.0%	7.0%

Autodesk estimates expected volatility for options granted under the Company’s stock option plans and ESP Plan awards based on two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock.

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

As a result of the Company’s voluntary review of its historical stock option grant practices, it was determined that certain stock options had been issued by the Company with exercise prices below the fair value of the stock at the time of grant (“discounted options”). Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code (“California Section 409A”), adverse tax consequences to employees may arise as a result of the exercise of these discounted stock options. In order to alleviate adverse tax consequences to Autodesk employees, the Company informed affected employees that it would be participating in 409A compliance programs offered by these tax jurisdictions. These compliance programs allow the Company to pay the taxes due on these discounted options on behalf of its employees. During the first quarter of fiscal year 2008, Autodesk’s Board of Directors approved the payment of these taxes. Accordingly, the Company accrued $12.0 million of employee tax expenses during the first quarter of fiscal 2008.

5.	Income Taxes

Autodesk’s effective tax rate was 23% during both the three and nine months ended October 31, 2007, compared to 22% and 20% in the respective periods of the prior fiscal year. Autodesk’s effective tax rate increased 3% during the nine months ended October 31, 2007 as compared to the same period in the prior fiscal year primarily due to the recognition of an income tax benefit of $8.9 million during the second quarter of fiscal 2007 relating to the reversal of previously accrued income tax reserves. Also during the three months ended October 31, 2007, Autodesk recorded discrete tax benefits of $3.3 million related to stock option deductions and reversal of previously accrued income taxes, offset by tax expense associated with changes in estimates related to its fiscal 2007 tax return filing. The effective tax rate for the three and nine months ended October 31, 2007 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and Federal and state research tax credits, offset by the impact of SFAS 123R.

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

At October 31, 2007, Autodesk had net deferred tax assets of $169.1 million. Realization of these assets is dependent on Autodesk’s ability to generate approximately $506.1 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Deferred Compensation

At October 31, 2007, Autodesk had marketable securities totaling $44.3 million, of which $31.6 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2007 was $27.2 million. The total related deferred compensation liability was $31.6 million at October 31, 2007 of which $13.0 million was classified as current and $18.6 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2007 was $27.2 million of which $12.5 million was classified as current and $14.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows (in millions):

	October 31, 2007	January 31, 2007
Computer equipment, software and furniture, at cost	$244.6	$224.4
Leasehold improvements, at cost	55.4	43.0

	300.0	267.4
Less: Accumulated depreciation	(231.3)	(201.8)

Computer equipment, software, furniture and leasehold improvements, net	$68.7	$65.6

8.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows (in millions):

	October 31, 2007	January 31, 2007
Purchased technologies	$218.6	$199.4
Less: Accumulated amortization	(158.6)	(148.1)

Purchased technologies, net	$60.0	$51.3

Expected future amortization expense for purchased technologies for the remainder of fiscal 2008 and for each of the fiscal years thereafter is as follows (in millions):

2008—remaining three months	$4.2
2009	15.6
2010	14.0
2011	13.1
2012	10.1
Thereafter	3.0

Total	$60.0

9.	Goodwill

The changes in the carrying amount of goodwill during the nine months ended October 31, 2007 are as follows (in millions):

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2007	$259.8	$95.5	$355.3
Addition arising from NavisWorks acquisition	9.3	—	9.3
Addition arising from other acquisitions	12.1	12.2	24.3
Effect of foreign currency translation and other	1.9	—	1.9

Balance as of October 31, 2007	$283.1	$107.7	$390.8

The increase in Autodesk’s goodwill balance was primarily due to acquisitions during the third quarter of fiscal 2008 and from the acquisition of NavisWorks during the second quarter of fiscal 2008. See Note 16, “Business Combination,” for a description of these acquisitions.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended October 31, 2007.

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. On December 12, 2005, SpatialInfo added AAPL as a defendant to its lawsuit against Telstra. Autodesk is continuing to investigate the allegations and intends to vigorously defend the case. Although this case is in the early stages and Autodesk cannot determine the final financial impact of this matter, based on the facts known at this time, the Company believes the ultimate resolution of this matter will not have a material effect on Autodesk’s financial position, results of operations or cash flows. However, it is possible that an unfavorable resolution of this matter could occur and materially affect Autodesk’s future results of operations, cash flows or financial position in a particular period.

During the fourth quarter of fiscal 2007, three shareholder derivative lawsuits were filed against Autodesk and the Company’s current directors and officers (as well as certain of the Company’s former directors and officers) relating to its historical stock option practices and related accounting. On November 20, 2006, the Company and its current members of the Board of Directors were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Giles v. Bartz, et al.”, Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, its current members of the Board of Directors, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a shareholder derivative action, entitled “Campion v. Sutton, et al.”, Case No. C06-07967. This lawsuit was consolidated into the previously mentioned Giles case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, its current members of the Board of Directors, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a shareholder derivative action, entitled “Koerner v. Bartz, et al.”, Case No.

CV-070112 (the “Koerner Case”). As of this date, the plaintiffs in both the Giles Case and the Koerner Case are in the process of amending the underlying claims made in the lawsuits and, as a result, Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

In connection with Autodesk’s anti-piracy program, designed to enforce copyright protection of the Company’s software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time Autodesk undertakes litigation against alleged copyright infringers or provides information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have led to counter claims alleging improper use of litigation or violation of other local law.

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

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to shareholders. During the quarter ended October 31, 2007, Autodesk repurchased 3.0 million shares of its common stock on the open market at an average repurchase price of $46.12 per share and subsequently retired the shares. During the nine months ended October 31, 2007, Autodesk repurchased 10.1 million shares of its common stock on the open market at an average repurchase price of $46.06 per share and subsequently retired the shares. Because Autodesk was not current with its reporting obligations under the Securities and Exchange Act of 1934 due to Autodesk’s voluntary review of its stock option grant practices, there were no repurchases of Autodesk common stock during the first quarter of fiscal 2008. Common stock and additional paid-in capital and retained earnings were reduced by $52.0 million and $86.4 million, respectively, for the three months ended October 31, 2007, as a result of the stock repurchases. For the nine months ended October 31, 2007, common stock and additional paid-in capital and retained earnings were reduced by $146.2 million and $317.3 million, respectively. As of October 31, 2007, 6.2 million shares remained available for repurchases under this program. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, the trading price of Autodesk common stock and cash on hand and available.

12.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net income	$84.8	$58.0	$259.7	$193.3
Net change in cumulative foreign currency translation adjustment	7.2	(0.4)	15.3	4.1

Total comprehensive income	$92.0	$57.6	$275.0	$197.4

13.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted net income per share—net income	$84.8	$58.0	$259.7	$193.3

Denominator:
Denominator for basic net income per share—weighted average shares	229.4	230.9	230.3	230.6
Effect of dilutive common stock options	10.5	11.1	12.2	12.5

Denominator for dilutive net income per share	239.9	242.0	242.5	243.1

The computation of diluted net income per share does not include 6.5 million shares for the three months ended October 31, 2007 and 11.9 million shares for the three months ended October 31, 2006. During the first nine months of fiscal 2008 and fiscal 2007, 7.8 million shares and 11.1 million shares, respectively, were excluded from the computation of diluted net income per share. These shares were excluded in the computation of basic and diluted net income per share because they were anti-dilutive under the treasury stock method, in accordance with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

14.	Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other. Autodesk has no material inter-segment revenues.

The Design Solutions Segment derives revenues from the sale of software products and services for professionals and consumers who design, build, own and manage building projects; who design, manufacture, own and manage manufactured goods; and who design, build, own and manage infrastructure projects for both public and private entities. The Design Solutions Segment consists of a general design platform and emerging business division and industry-specific business divisions. These are: Platform Solutions and Emerging Business Division and Other; Architecture, Engineering and Construction Division; and Manufacturing Solutions Division.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net revenues:
Design Solutions	$467.1	$389.5	$1,372.2	$1,164.8
Media and Entertainment	66.8	64.3	187.7	169.6
Other(1)	4.5	3.0	12.9	8.0

	$538.4	$456.8	$1,572.8	$1,342.4

Income from operations:
Design Solutions(2)	$206.9	$161.1	$566.4	$496.8
Media and Entertainment	23.8	17.3	66.3	34.2
Unallocated amounts(2) (3)	(125.1)	(109.8)	(311.2)	(301.0)

	$105.6	$68.6	$321.5	$230.0

(1)	Other primarily consists of revenues from Autodesk’s Location Services Division.
(2)

During the third quarter of fiscal 2008, Autodesk made a reclassification of shipping and distribution expenses from unallocated amounts to the Design Solutions Segment. Accordingly, this reclassification was also made to previously reported fiscal 2008 and fiscal 2007 amounts to conform to the current presentation, which reduced the Design Solutions Segment operating income by the following amounts (in millions):

Three months ended:
April 30, 2007	$15.2
July 31, 2007	13.6

Six months ended July 31, 2007	$28.8

Three months ended:
April 30, 2006	$15.9
July 31, 2006	10.8
October 31, 2006	12.7
January 31, 2007	9.7

Fiscal year ended January 31, 2007	$49.1

(3)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments.

Net revenues attributable to the major divisions within the Design Solutions Segment are as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net revenues:
Platform Solutions and Emerging Business Division and Other	$241.5	$211.8	$734.1	$659.0
Architecture, Engineering and Construction Division	123.9	92.6	342.9	270.1
Manufacturing Solutions Division	101.7	85.1	295.2	235.7

	$467.1	$389.5	$1,372.2	$1,164.8

Information regarding Autodesk’s operations by geographic area is as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net revenues:
U.S.	$183.9	$164.8	$508.0	$449.6
Other Americas	33.7	28.7	89.2	81.8

Total Americas	217.6	193.5	597.2	531.4

Europe, Middle East and Africa	202.9	160.0	613.8	498.6
Asia Pacific	117.9	103.3	361.8	312.4

Total net revenues	$538.4	$456.8	$1,572.8	$1,342.4

15.	Financial Instruments

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

The notional amounts of foreign currency contracts were $148.9 million at October 31, 2007 and $65.5 million at January 31, 2007. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

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

The notional amounts of foreign currency option contracts were $147.5 million at October 31, 2007 and $97.3 million at January 31, 2007, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenues, while the ineffective portion of the option contract is recorded in “Interest and other income, net.” There were no net settlement losses recorded during the three months ended October 31, 2007. Net settlement losses during the nine months ended October 31, 2007 were $0.1 million. Net settlement gains recorded as net revenues were less than $0.1 million during both the three and nine months ended October 31, 2006. Amounts associated with the cost of the options, which were recorded in “Interest and other income, net,” were $0.2 million and $0.5 million during the three and nine months ended October 31, 2007, respectively. Amounts associated with the cost of the options during the three and nine months ended October 31, 2006 totaled $0.1 million and $0.5 million, respectively.

16.	Business Combination

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

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows (in millions):

Net tangible assets	$7.3
Developed technologies (6 year useful life)	6.5
Customer relationships (6 year useful life)	5.5
In-process research and development	1.0
Trade name (6 year useful life)	0.6
Goodwill	9.3
Deferred revenues	(1.1)

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

Customer relationships represent the underlying relationships and agreements with NavisWorks’ existing customers. Trade name represents the estimated fair value of NavisWorks’ trade name and trademarks. The $9.3 million of goodwill, which represents the premium paid for NavisWorks’ established products, is deductible for tax purposes. Deferred revenues represents the estimated fair value of the support and maintenance obligations assumed from NavisWorks in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the beginning of fiscal 2009.

In addition, during the three months ended October 31, 2007, Autodesk completed five acquisitions for approximately $44.7 million, net of cash acquired. Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows (in millions):

Net tangible assets	$(1.5)
Developed technologies (2.5 – 6.5 year useful life)	12.5
Customer relationships (5.0 – 8.5 year useful life)	6.3
In-process research and development	2.6
Trade name (2.5 – 4.0 year useful life)	0.5
Goodwill	24.3

$44.7

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

Autodesk’s acquisitions are accounted for under Statement of Financial Accounting Standards no. 141, “Business Combinations”. Accordingly, the results of operations are included in the accompanying Condensed Consolidated Statements of Income since the acquisition date, and the related assets and liabilities were recorded based upon their fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s Condensed Consolidated Financial Statements.

17.	Related Parties

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a privately-held software development firm with operations in the U.S., China and India, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies at a price that approximates fair value. On November 1, 2007, Autodesk entered into a definitive agreement to acquire the remaining 72% ownership in Hanna Strategies. The Hanna Strategies acquisition will be integrated into Autodesk’s Design Solutions Segment pending the outcome of multiple conditions to close, and is expected to close in the fourth quarter of fiscal 2008.

Autodesk’s historical relationship with Hanna Strategies was intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings. Autodesk has been the only customer of Hanna Strategies. The investment has been accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment is included in the Condensed Consolidated Balance Sheets under “Other assets” and has been adjusted by Autodesk’s ownership percentage of Hanna Strategies’ results of operations and after the elimination of intercompany profit or loss. The carrying value of Autodesk’s investment in Hanna Strategies was $11.3 million at October 31, 2007.

Beginning from the date of Autodesk’s investment, the Condensed Consolidated Statements of Income include 28% of Hanna Strategies’ operating expenses in “Interest and other income, net.” Autodesk incurred approximately $11.2 million during the third quarter of fiscal 2008 and approximately $12.9 million during the same period in the prior fiscal year for consulting services and purchased in-process technology from Hanna Strategies. Autodesk incurred approximately $32.8 million during the nine months ended October 31, 2007 and approximately $19.4 million during the nine months ended October 31, 2006 for services and purchased in-process technology from Hanna Strategies. These amounts exclude intercompany profit and are included in “Research and development.” The in-process technologies purchased were recorded as expense as of the date the technologies were delivered as they have not yet reached technological feasibility and have no alternative future use as a stand-alone product. In addition, approximately $3.4 million and $4.3 million of amounts owed to Hanna Strategies for consulting services and purchased in-process technologies were included in “Other accrued liabilities” at October 31, 2007 and January 31, 2007, respectively.

18.	Subsequent Events

On November 6, 2007, the Company’s stockholders approved a new stock plan, the 2008 Employee Stock Plan (the “2008 Plan”), to become effective in March 2008 upon the expiration of the 2006 Plan. The 2008 Plan will reserve 16.5 million shares of Autodesk common stock, plus a number of additional shares equal to that number of shares cancelled on expiration of the 2006 Plan in March 2008 (not to exceed 1.0 million shares), for issuance under that plan. The 2008 Plan will permit the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. The 2008 Plan will expire in March 2011.

On November 15, 2007, Autodesk entered into an agreement to acquire Robobat, S.A. (“Robobat”) for approximately $42.5 million cash, which is subject to a working capital adjustment. Robobat provides design, engineering and analysis software for the structural engineering market. Robobat will be integrated into Autodesk’s Architecture, Engineering and Construction Division of the Design Solutions Segment. Pending the outcome of multiple conditions to close, this acquisition is expected to close in the fourth quarter of fiscal 2008 or the first quarter of fiscal 2009.

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

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment. Our software architecture allows for extensibility and integration.

We have created a large global community of resellers, third-party developers and customers, which provides us with a broad reach into volume markets. Our reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We have a significant number of registered third-party developers, creating products that operate with our software products, further extending our reach into volume markets.

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

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools in a number of ways. We improve the performance and functionality of existing products with each new release, and we continue to focus on releasing major products on an annual basis. Our most recent major product releases occurred in March 2007. Beyond our horizontal design products, we develop products addressing industry-specific needs. In addition, we believe that migration of our customers from our 2D horizontal products to our 2D industry-specific products, or vertical products, and 3D model-based design products presents a significant growth opportunity. For the first nine months of fiscal 2008, revenues from 3D model-based design products increased 29% as compared to the same period of the prior fiscal year, and

Autodesk shipped more than 114,000 commercial seats (which includes new seats and crossgrade seats) of 3D model-based design products, including 56,500 seats of Revit, 35,100 seats of Inventor, and 22,800 seats of Civil 3D. While the rate of migration to 2D vertical products and 3D model-based design products varies from industry to industry, we expect that the adoption of 2D vertical products and 3D model-based design products will increase the productivity of our customers in all industries. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, sales of our 2D horizontal products may decrease without a corresponding increase in our 2D vertical products and 3D model-based design products, and we would not realize the growth we expect, thereby adversely affecting our business.

In addition, expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing emerging economies present significant growth opportunities for us. However, conducting business in these emerging economies presents significant challenges, including intellectual property protection and software piracy, which remain a substantial problem.

Another significant part of our growth strategy is to continue to move customers to our Subscription Program. Under the Subscription Program, customers who own a perpetual use license for the most recent version of the underlying product are able to purchase a subscription that provides them with unspecified upgrades when-and-if-available, download e-Learning courses and obtain optional on-line support over a one year or multi-year subscription period. We strive to sell subscription contracts to all new customers, as well as migrate existing upgrade customers to subscription contracts. This business model results in a more efficient sales process than the upgrade process and reduces volatility in our revenues. Maintenance revenues from our Subscription Program grew 29% in the third quarter of fiscal 2008, as compared to growth of 52% in the same period of the prior fiscal year. Our subscription base of customers has grown substantially over the past several years and now consists of nearly 1.4 million users. As a result, while we expect growth in maintenance revenues from our Subscription Program in the future to continue to be strong, we continue to expect the growth rate to be lower than in the past.

We are continually focused on improving productivity and efficiency in all areas of Autodesk to allow us to increase our investment in growth initiatives and improve our profitability. Our operating margin increased from 17% during the first nine months of fiscal 2007 to 20% for the first nine months of fiscal 2008. This increase is primarily due to an increase in our Media and Entertainment Segment’s operating margin of $32.1 million during the first nine months of fiscal 2008 compared to the same period of the prior fiscal year from a shift to sales of our Linux-based systems and a shift to system sales comprised of more software and less hardware. In addition, our operating margin increased due to costs incurred during the prior fiscal year related to the voluntary review of our historical stock option grant practices, including an $8.8 million one-time ESP Plan bonus payment and $3.6 million of outside legal, accounting and other professional fees recorded during the third quarter of fiscal 2007.

We generate significant cash flows from our operations. Our uses of cash include stock repurchases to offset the dilutive effect of our employee stock plans, as well as investments in acquisitions and investments in growth initiatives. We continually evaluate merger, acquisition and divestiture opportunities to the extent they support our strategy. Our typical acquisitions, which are an integral part of our growth initiatives, are intended to provide specific technology or expertise, adjacency to our current products and services and rapid product integration. Additionally, we continue to invest in other growth initiatives including product development and sales as well as market and channel development.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant effect on amounts reported in our Condensed Consolidated

Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We have described our significant accounting policies in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K. We believe these are the policies that are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. These policies remain consistent with what was previously disclosed. Please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K filed on June 4, 2007.

Updates on the relevant periodic financial disclosures related to these policies are provided below:

Product Returns Reserves. Our product returns reserves were $14.5 million at October 31, 2007 and $18.2 million at January 31, 2007. Product returns as a percentage of applicable revenues were 3.0% and 4.4% for the three months ended October 31, 2007 and October 31, 2006, respectively, and 3.8% and 4.4% for the nine months ended October 31, 2007 and October 31, 2006, respectively. During the three months ended October 31, 2007 and 2006, we recorded additions to our product returns reserve of $8.7 million and $15.8 million, respectively, which reduced our revenue. During the nine months ended October 31, 2007 and 2006, the additions to our product returns reserve were $32.7 million and $46.0 million, respectively, which reduced our revenue.

While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Partner Incentive Reserves. Partner incentive reserves were $31.0 million and $28.3 million at October 31, 2007 and January 31, 2007, respectively.

Income Taxes. We currently have $169.1 million of net deferred tax assets, mostly arising from tax credits, reserves and timing differences for purchased technologies and capitalized software offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $506.1 million across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

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

Overview of the Three and Nine Months Ended October 31, 2007

(in millions)	Three months Ended October 31, 2007	As a % of Net Revenues	Three months Ended October 31, 2006	As a % of Net Revenues
Net Revenues	$538.4	100%	$456.8	100%
Cost of revenues	51.6	10%	56.3	12%
Operating expenses	381.2	71%	331.9	73%

Income from Operations	$105.6	20%	$68.6	15%

(in millions)	Nine months Ended October 31, 2007	As a % of Net Revenues	Nine months Ended October 31, 2006	As a % of Net Revenues
Net Revenues	$1,572.8	100%	$1,342.4	100%
Cost of revenues	156.1	10%	162.0	12%
Operating expenses	1,095.2	70%	950.4	71%

Income from Operations	$321.5	20%	$230.0	17%

Our primary goals for fiscal 2008 are to continue our delivery of market-leading products and solutions to our customers and to drive revenue growth and increases in operating margins and operating cash flow. During the first nine months of fiscal 2008, we released our 2008 family of products, offering our customers continued advancements in design and authoring productivity as well as digital prototyping and product lifecycle management capabilities. Compared to the same period in fiscal 2007, results for the first nine months of fiscal 2008 were an increase to net revenues of 17%, an increase to operating margins of 40%, with operating margins increasing to 20% of net revenues from 17%, and an increase in operating cash flow of 27%.

Net revenues for the third quarter of fiscal 2008 increased 18%, as compared to the same period in the prior fiscal year, due to an increase in license and other revenues of 14% and an increase in maintenance revenues from our Subscription Program of 29%. The 17% growth in net revenues for the first nine months of fiscal 2008, as compared to the same period in the prior fiscal year, was due to an increase in license and other revenues of 13% and an increase in maintenance revenues from our Subscription Program of 33%. Our aggregate backlog increased from $395.8 million at January 31, 2007 to $440.5 million at October 31, 2007. Backlog is comprised of deferred revenues and current software license product orders which we have not yet shipped. For additional information about the increase in net revenues for both the third quarter and first nine months of fiscal 2008, see the “Results of Operations” section below.

Net revenues for our 2D horizontal products, 2D vertical design products and 3D model-based design products increased 13%, 22% and 32%, respectively, for the third quarter of fiscal 2008, and 12%, 17% and 29%, respectively, for the first nine months of fiscal 2008, as compared to the same periods in the prior fiscal year. Total sales of 2D horizontal products represented 36% and 39% of consolidated net revenues during the third quarter and first nine months of fiscal 2008, respectively, compared to 37% and 41% of consolidated net revenues for the third quarter and first nine months of fiscal 2007, respectively. Total sales of 2D vertical design products represented 17% and 16% of consolidated net revenues during the third quarter and first nine months of fiscal 2008, respectively, compared to 16% of consolidated net revenues for both the third quarter and first nine months of fiscal 2007. Total sales of 3D model-based design products represented 24% and 23% of consolidated net revenues during the third quarter and first nine months of fiscal 2008, respectively, compared to 22% and 21% of consolidated net revenues in the third quarter and first nine months of fiscal 2007, respectively. A critical component of our growth strategy is to continue to add new AutoCAD and AutoCAD LT users, while migrating our customers to our higher value 2D vertical and 3D model-based design products. However, should sales of AutoCAD and AutoCAD LT products decrease without a corresponding increase in sales of 2D vertical and 3D model-based design products, our results of operations could be adversely affected.

Our total costs and expenses decreased on a percentage basis from 85% of net revenues for the third quarter of fiscal 2007 to 80% of net revenues for the third quarter of fiscal 2008. This decrease is primarily due to costs incurred during the prior fiscal year related to the voluntary review of our historical stock option grant practices, including an $8.8 million one-time ESP Plan bonus payment to our employees as well as $3.6 million of outside legal, accounting and other professional fees recorded during the third quarter of fiscal 2007. In addition, our Media and Entertainment Segment increased its operating income by $6.5 million in the third quarter of fiscal 2008 compared to the same period of the prior fiscal year. The increase in operating income from our Media and Entertainment Segment was due to higher gross margins from Advanced Systems from a shift to sales of our Linux-based systems, a shift to system sales comprised of more software and less hardware and increased net revenues from sales of our 3ds Max and Maya products.

Our total costs and expenses decreased from 83% of net revenues for the first nine months of fiscal 2007 to 80% of net revenues for the first nine months of fiscal 2008. This decrease is primarily due to an increase in our Media and Entertainment Segment’s operating margin of $32.1 million for the first nine months of fiscal 2008 compared to the same period of the prior fiscal year from a shift to sales of our Linux-based systems and a shift to system sales comprised of more software and less hardware. Also contributing to the increase in our Media and Entertainment Segment’s operating margin was an increase in net revenues from sales of our 3ds Max and Maya products. In addition, the decrease in our total costs and expenses is also due to costs incurred during the prior fiscal year related to the voluntary review of our historical stock option grant practices, including an $8.8 million one-time ESP Plan bonus payment and $3.6 million of outside legal, accounting and other professional fees recorded during the first nine months of fiscal 2007. We continue to invest in growth and productivity initiatives and, over the longer term, we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenues, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, depreciation and amortization expense. For fiscal 2008, we expect total costs and expenses to increase in absolute dollars, but decline as a percentage of net revenues as compared to fiscal 2007, as we balance investments in revenue growth opportunities with our focus on increasing profitability.

We generate a significant amount of our revenues in the United States, Japan, Germany, the United Kingdom, Italy, Canada, France, China, South Korea, and Australia. The weaker value of the U.S. dollar relative to foreign currencies had a positive effect of $10.6 million on operating income in the third quarter of fiscal 2008 compared to the third quarter of the prior fiscal year. Had exchange rates from the third quarter of fiscal 2007 been in effect during the third quarter of fiscal 2008, translated international revenues billed in local currencies would have been $15.6 million lower and operating expenses would have been $5.0 million lower. The weaker value of the U.S. dollar relative to foreign currencies had a positive effect of $31.4 million on operating income in the first nine months of fiscal 2008 compared to the first nine months of the prior fiscal year. Had exchange rates for the first nine months of fiscal 2007 been in effect during the first nine months of fiscal 2008, translated international revenues billed in local currencies would have been $45.8 million lower and operating expenses would have been $14.4 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenues in future periods. In particular, should the U.S. dollar strengthen relative to foreign currencies, our net revenues and operating income will be negatively affected. We use foreign currency option collar contracts to reduce the current quarter exchange rate effect on the net revenue of certain anticipated transactions.

Throughout the first nine months of the current fiscal year, we maintained a strong balance sheet, generating $489.5 million of cash from operating activities as compared to $385.8 million during the same period in the prior fiscal year. We finished the third quarter of fiscal 2008 with $872.6 million in cash and marketable securities, an increase from the $777.9 million balance at January 31, 2007. We managed to achieve this increase while repurchasing 10.1 million shares of our common stock and continuing to invest in our business through acquisitions and investments in other growth initiatives. Comparatively, during the first nine months of fiscal 2007, we repurchased 4.2 million shares of our common stock, completed the acquisition of Emerging Solutions, Inc. (“Constructware”) and invested in Hanna Strategies Holdings, Inc. (“Hanna Strategies”). We completed the third quarter of fiscal 2008 with a higher deferred revenues balance and lower accounts receivable balance as compared to January 31, 2007. Our deferred revenues balance at October 31, 2007 included $365.6 million of customer contracts related to our Subscription Program, which will be recognized as maintenance revenues ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenues

(in millions)	Three months Ended October 31, 2007	Increase compared to prior year period		Three months Ended October 31, 2006	Nine months Ended October 31, 2007	Increase compared to prior year period		Nine months Ended October 31, 2006
		$	%			$	%
Net Revenues:
License and other	$395.8	$49.5	14%	$346.3	$1,172.6	$131.4	13%	$1,041.2
Maintenance	142.6	32.1	29%	110.5	400.2	99.0	33%	301.2

	$538.4	$81.6	18%	$456.8	$1,572.8	$230.4	17%	$1,342.4

Net Revenues by Geographic Area:
Americas	$217.6	$24.1	12%	$193.5	$597.2	$65.8	12%	$531.4
Europe, Middle East and Africa	202.9	42.9	27%	160.0	613.8	115.2	23%	498.6
Asia Pacific	117.9	14.6	14%	103.3	361.8	49.4	16%	312.4

	$538.4	$81.6	18%	$456.8	$1,572.8	$230.4	17%	$1,342.4

Net Revenues by Operating Segment:
Design Solutions	$467.1	$77.6	20%	$389.5	$1,372.2	$207.4	18%	$1,164.8
Media and Entertainment	66.8	2.5	4%	64.3	187.7	18.1	11%	169.6
Other	4.5	1.5	51%	3.0	12.9	4.9	62%	8.0

	$538.4	$81.6	18%	$456.8	$1,572.8	$230.4	17%	$1,342.4

Net Revenues—Design Solutions Segment:
Platform Solutions and Emerging Business Division and Other	$241.5	$29.7	14%	$211.8	$734.1	$75.1	11%	$659.0
Architecture, Engineering and Construction Division	123.9	31.3	34%	92.6	342.9	72.8	27%	270.1
Manufacturing Solutions Division	101.7	16.6	20%	85.1	295.2	59.5	25%	235.7

	$467.1	$77.6	20%	$389.5	$1,372.2	$207.4	18%	$1,164.8

License and Other Revenues

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

Growth in license and other revenues during the three and nine month periods ended October 31, 2007, as compared to the same periods of the prior fiscal year, was primarily due to growth in new seat revenues for most major products driven by the release of the 2008 family of products.

During the first quarter of fiscal 2008, we made changes to our Partner Incentive Programs to incent our value-added resellers to shift their focus to selling 2D vertical products and 3D model-based design products. These new programs, which are accounted for as a reduction to net revenues, drive a consistent treatment of incentives around the world by further reallocating incentives from AutoCAD and AutoCAD LT products to 2D vertical and 3D model-based design products. See further discussion below.

For the third quarter of fiscal 2008, revenues from the sale of new seats increased 20% to $276.4 million from $230.4 million in the third quarter of fiscal 2007. This increase was due to a 19% increase in revenues from new seats of our 2D design products, primarily AutoCAD LT, AutoCAD Architecture and AutoCAD Mechanical, from $153.0 million in the third quarter of fiscal 2007 to $182.9 million in the third quarter of fiscal 2008. This increase in revenues from new seats of our 2D design products was partially offset by a 5% decrease in new seat revenues from AutoCAD from $63.1 million in the third quarter of fiscal 2007 to $59.8 million in the third quarter of fiscal 2008. The increase was also due to a 40% increase in revenues from new seats of our 3D model-based design products (Autodesk Revit family of products, Autodesk Inventor family of products, Civil 3D and NavisWorks software) from $43.6 million in the third quarter of fiscal 2007 to $60.9 million in the third quarter of fiscal 2008. The increase in new seat revenues was driven primarily by higher average sales prices per seat and volume growth for our 2D design products and 3D model-based design products. Average sales prices per seat are affected by both the product mix and the geographic mix, as well as by changes in foreign currency rates.

Revenues from the sale of new seats increased 16% from $696.1 million during the first nine months of fiscal 2007 to $806.0 million during the first nine months of fiscal 2008. The increase is due to a 14% increase in revenues from new seats of our 2D design products, primarily AutoCAD LT, AutoCAD Mechanical, AutoCAD Architecture and AutoCAD. Total revenues from these 2D products increased from $479.2 million in the first nine months of fiscal 2007 to $546.1 million in the first nine months of fiscal 2008. The increase was also due to a 30% increase in revenues from new seats of our 3D model-based design products (Autodesk Revit family of products, Autodesk Inventor family of products, Civil 3D, and NavisWorks software), from $125.9 million in the first nine months of fiscal 2007 to $163.7 million in the first nine months of fiscal 2008. The increase in new seat revenues was driven primarily by higher average sales prices per seat and volume growth in our 2D design products as well as higher volume growth and higher average sales prices per seat in our 3D model-based design products.

We believe that changes to our Partner Incentive Programs implemented during the first quarter of fiscal 2008 are having the intended effect of shifting our resellers’ focus to selling 2D vertical and 3D model-based design products. These new programs, which are accounted for as a reduction to net revenues, drive a consistent treatment of incentives around the world by further reallocating incentives from AutoCAD and AutoCAD LT products to 2D vertical and 3D model-based design products.

The positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase in total net revenues in both the third quarter and first nine months of fiscal 2008, as compared to the same periods of the prior fiscal year. In addition, we experienced strong growth in net revenues in all three of our geographic regions and strong growth in the emerging economies of Europe, Middle East, Africa and Asia Pacific.

Upgrade revenues, which include crossgrade revenues, decreased by 16% and 9% during the third quarter and first nine months of fiscal 2008, respectively, as compared to the same periods of the prior fiscal year. The decreases in upgrade revenues were driven primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products as compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year, due to more customers on our Subscription Program. We expect revenues from upgrades to continue to decline as we continue to execute on our strategy of moving customers onto our Subscription Program.

Revenues from the sales of our services, training and support, included in “License and other,” are immaterial for all periods presented.

Maintenance Revenues

Maintenance revenues consist of revenues derived from our Subscription Program and increased 29% for the third quarter of fiscal 2008, and 33% for the first nine months of fiscal 2008, as compared to the same periods of the prior fiscal year. As a percentage of total net revenues, maintenance revenues were 26% and 24% for the third quarter of fiscal 2008 and fiscal 2007, respectively, and 25% and 22% for the first nine months of fiscal 2008 and fiscal 2007, respectively. Our Subscription Program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our new product releases and enhancements. We expect maintenance revenues to continue to increase both in absolute dollars and as a percentage of total net revenues as a result of increased Subscription Program enrollment, which is now at nearly 1.4 million users; however, we expect these growth rates to be lower than in the past. This shift away from upgrades toward a more predictable and sustainable maintenance revenue stream from the Subscription Program is consistent with our long-term strategy.

We retired our AutoCAD 2004-based products in the first quarter of fiscal 2008. The relative upgradeable installed base of the AutoCAD-based products not on subscription during the third quarter of fiscal 2008 was smaller than the upgradeable installed base of the AutoCAD-based products not on subscription during the same period in the prior fiscal year, due to the increase in our subscription base. Maintenance revenues from subscriptions substantially exceeded revenues from upgrades in the third quarter and first nine months of fiscal 2008, and upgrade revenues declined compared to the third quarter and first nine months of fiscal 2007. We expect revenues from upgrades to continue to decline and maintenance revenues from our Subscription Program to continue to increase.

Deferred revenues consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenues consists of deferred license and other revenues derived from Autodesk Buzzsaw services, consulting services and deferred license sales. Backlog from current software license product orders which we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at October 31, 2007 was $440.5 million, of which $16.6 million related to current software license product orders which had not yet shipped, as compared with $395.8 million, of which $17.0 million related to current software license product orders which had not yet shipped, at January 31, 2007.

Net Revenues by Geographic Area

Net revenues in the Americas region increased by 12% during the third quarter of fiscal 2008, as compared to the same period of the prior fiscal year, due to a 19% increase in maintenance revenues from our Subscription Program and a 5% increase in new seat revenues. Revenues from new seats in the Americas increased during the third quarter of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenues from our 3D model-based design products. New seat revenues from our 2D design products were flat compared to the same period in the previous fiscal year. Revenues from upgrades increased by 16% in the Americas during the third quarter of fiscal 2008, as compared to the same period in the prior fiscal year, due to an increase in revenues from crossgrades to our 3D model-based design products, partially offset by a decrease in revenues from upgrades in our 2D design products. Net revenues in the Americas region increased by 12% during the first nine months of fiscal 2008, as compared to the same period of the prior fiscal year, due to a 25%

increase in maintenance revenues from our Subscription Program. Revenues from new seats and upgrades in the Americas both increased by 2% during the first nine months of fiscal 2008, as compared to the same period in the prior fiscal year. The increase in revenues from upgrades was due to an increase in revenues from crossgrades to our 3D model-based design products, partially offset by a decrease in revenues from upgrades in our 3D model-based design products and 2D design products.

Net revenues in the Europe, Middle East and Africa (“EMEA”) region increased by 27% during the third quarter of fiscal 2008, as compared to the same period of the prior fiscal year, due to a 40% increase in new seat revenues and a 42% increase in maintenance revenues from our Subscription Program, partially offset by a 46% decrease in revenues from upgrades, due to a decrease in revenues from upgrades to our 2D design products and 3D model-based design products and a decrease in revenues from crossgrades to our 3D model-based design and 2D design products. Revenues from new seats in EMEA increased during the third quarter of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenues from our 2D design products and 3D model-based design products. EMEA’s growth during the current fiscal quarter was primarily from the local emerging economies and Italy, Belgium, the United Kingdom, Austria and France. The positive effect of the weaker value of the U.S. dollar relative to the euro also contributed to the increase in net revenues in EMEA. Had exchange rates from the third quarter of fiscal 2007 been in effect during the third quarter of fiscal 2008, translated international revenues billed in local currencies would have been $13.8 million lower. Net revenues in the EMEA region increased by 23% during the first nine months of fiscal 2008, as compared to the same period of the prior fiscal year, due to a 30% increase in new seat revenues and a 42% increase in maintenance revenues from our Subscription Program, partially offset by an 18% decrease in revenues from upgrades, due to a decrease in revenues from upgrades to our 2D design products and 3D model-based design products and a decrease in revenues from crossgrades to our 3D model-based design products and 2D design products. Revenues from new seats in EMEA increased during the first nine months of fiscal 2008, as compared to the same period of the prior fiscal year, driven by new seat revenues from our 2D design products and 3D model-based design products. EMEA’s growth during the first nine months of fiscal 2008 was primarily due to growth in the local emerging economies and the United Kingdom, France, Germany, Austria, and Italy. Had exchange rates during the first nine months of fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenues would have been $45.0 million lower for the first nine months of fiscal 2008.

Net revenues in the Asia Pacific (“APAC”) region increased by 14% during the third quarter of fiscal 2008, as compared to the same period of the prior fiscal year, primarily from a 16% increase in new seat revenues, a 26% increase in maintenance revenues from our Subscription Program and a 12% increase in revenues from upgrades. Revenues from new seats in APAC increased during the third quarter of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenues from our 2D design products and 3D model-based design products. Upgrade revenues increased during the third quarter of fiscal 2008, as compared to the same period of the prior fiscal year, due to an increase in revenues from upgrades to our 3D model-based design products, partially offset by a decrease in revenues from crossgrades to our 2D design products and 3D model-based design products. Net revenues growth in APAC during the third quarter of fiscal 2008 occurred primarily in Japan, South Korea, China, India and Australia. The value of the U.S. dollar relative to foreign currencies did not have a significant impact on revenues in APAC during the third quarter of fiscal 2008. Net revenues in the APAC region increased by 16% during the first nine months of fiscal 2008, as compared to the same period of the prior fiscal year, primarily from a 15% increase in new seat revenues, a 34% increase in maintenance revenues from our Subscription Program and a 6% increase in revenues from upgrades. Upgrade revenues increased during the first nine months of fiscal 2008, as compared to the same period of the prior fiscal year, due to an increase in revenues from upgrades to our 3D model-based design products, partially offset by a decrease in revenues from crossgrades to our 3D model-based design products and a decrease in revenues from upgrades to our 2D design products. Revenues from new seats in APAC increased during the first nine months of fiscal 2008, as compared to the same period of the prior fiscal year, driven by strong new seat revenues from our 2D design products and 3D model-based design products. Net revenues growth in APAC during the first nine months of fiscal 2008 occurred primarily in China, South Korea, Australia, India and Japan. The value of the

U.S. dollar relative to foreign currencies did not have a significant impact on revenues in APAC during the first nine months of fiscal 2008.

We believe that international net revenues will continue to comprise the majority of our total net revenues. Economic weakness in any of the countries that contributes a significant portion of our net revenues could have an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to foreign currencies could significantly affect our future financial results for a given period. International net revenues represented 66% of our net revenues in the third quarter of fiscal 2008 and 64% of our net revenues in the same period of the prior fiscal year. International net revenues represented 68% of our net revenues in the first nine months of fiscal 2008 and 67% of our net revenues in the first nine months of fiscal 2007. Net revenues in emerging economies grew by 31% between the third quarter of fiscal 2008 and the third quarter of fiscal 2007, primarily due to revenues from the EMEA emerging economies, China and India. Net revenues in emerging economies grew by 34% between the first nine months of fiscal 2008 and the first nine months of fiscal 2007, primarily due to revenues from the EMEA emerging economies, China and India. This growth was a significant factor in our international sales growth during the third quarter and the first nine months of fiscal 2008.

Net Revenues by Operating Segment

Net revenues for the Design Solutions Segment increased 20% during the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, primarily due to a 22% increase in new seat revenues and a 28% increase in maintenance revenues from our Subscription Program. These increases were partially offset by a 16% decrease in upgrade revenues in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. Maintenance revenues increased to 28% of Design Solutions Segment revenues during the third quarter of fiscal 2008, as compared to 26% in the third quarter of fiscal 2007. The 18% increase in net revenues for the Design Solutions Segment during the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, was primarily due to an 18% increase in new seat revenues and a 35% increase in maintenance revenues from our Subscription Program. These increases were partially offset by a 7% decline in upgrade revenues during the first nine months of fiscal 2008. Maintenance revenues from our Subscription Program increased to 26% of Design Solutions Segment revenues during the first nine months of fiscal 2008, as compared to 24% in the first nine months of fiscal 2007.

Net revenues for the Media and Entertainment Segment (“M&E”) increased 4% and 11%, during the third quarter and first nine months of fiscal 2008, respectively, as compared to the same periods of fiscal 2007. During the third quarter of fiscal 2008, net revenues from our Animation business line increased 17%, partially offset by an 8% decline in net revenues from Advanced Systems, compared to the same period in the prior fiscal year. During the first nine months of fiscal 2008, net revenues from our Animation business line increased 20% and net revenues of Advanced Systems increased 2% compared to the first nine months of fiscal 2007.

Cost of Revenues

(in millions)	Three months Ended October 31, 2007	Increase (decrease) compared to prior year period		Three months Ended October 31, 2006	Nine months Ended October 31, 2007	Increase (decrease) compared to prior year period		Nine months Ended October 31, 2006
		$	%			$	%
Cost of revenues:
License and other	$49.7	$(4.8)	-9%	$54.5	$149.8	$(5.8)	-4%	$155.6
Maintenance	1.9	0.1	6%	1.8	6.3	(0.1)	-2%	6.4

	$51.6	$(4.7)	-8%	$56.3	$156.1	$(5.9)	-4%	$162.0

As a percentage of net revenues	10%			12%	10%			12%

Cost of license and other revenues includes direct material and overhead charges, labor costs of fulfilling consulting contracts, royalties, amortization of purchased technology and stock-based compensation expense under SFAS 123R. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenues decreased during the third quarter and first nine months of fiscal 2008, as compared to the same periods in the prior fiscal year due to a shift to sales of our Linux-based systems and a shift to system sales comprised of more software and less hardware. Cost of license and other revenues as a percentage of net revenues decreased by 2% for both the third quarter and the first nine months of fiscal 2008, compared to the same periods of the prior fiscal year.

Cost of maintenance revenues includes cost of sales associated with our subscription program. Cost of maintenance revenues remained relatively flat during both the third quarter and first nine months of fiscal 2008, as compared to the same periods of the prior fiscal year.

Cost of revenues, at least over the near term, is affected by the volume and mix of product sales, changing consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the effect of expensing employee stock-based compensation expense. We expect cost of revenues to decrease in absolute dollars and as a percentage of net revenues during the remainder of fiscal 2008, as compared to fiscal 2007.

Marketing and Sales

(in millions)	Three months Ended October 31, 2007	Increase compared to prior year period		Three months Ended October 31, 2006	Nine months Ended October 31, 2007	Increase compared to prior year period		Nine months Ended October 31, 2006
		$	%			$	%
Marketing and sales	$208.9	$31.8	18%	$177.1	$600.1	$85.1	17%	$515.0
As a percentage of net revenues	39%			39%	38%			38%

Marketing and sales expenses include salaries, benefits and bonuses for our marketing and sales employees, travel and facility costs for our marketing, sales, dealer training and support personnel, stock-based compensation expense under SFAS 123R for stock awards granted to marketing and sales employees, labor costs of fulfilling order processing, dealer and sales commissions, and overhead charges. These expenses also include costs of programs aimed at increasing revenues, such as advertising, trade shows and expositions, and various sales and promotional programs designed for specific sales channels and end users.

Marketing and sales expense increased 18% during the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, primarily due to $17.2 million of higher employee-related costs driven by increased marketing and sales headcount. The increase was also due to $7.1 million of increased marketing and promotion costs related to product launches, trade shows, branding and demand generation. Marketing and sales expense increased 17% during the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, primarily due to $57.3 million of higher employee-related costs driven by increased marketing and sales headcount. The increase was also due to $11.5 million of increased marketing and promotion costs related to product launches, trade shows, branding and demand generation over the same period in the prior fiscal year and $4.8 million of employee tax expenses recorded in the first quarter of fiscal 2008 related to our voluntary review of historical stock option grant practices.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support. As a result, we expect marketing and sales expenses to increase in absolute dollars, but remain relatively flat as a percentage of net revenues, during the remainder of fiscal 2008, as compared to fiscal 2007.

Research and Development

(in millions)	Three months Ended October 31, 2007	Increase compared to prior year period		Three months Ended October 31, 2006	Nine months Ended October 31, 2007	Increase compared to prior year period		Nine months Ended October 31, 2006
		$	%			$	%
Research and development	$123.2	$14.3	13%	$108.9	$352.9	$46.6	15%	$306.3
As a percentage of net revenues	23%			24%	22%			23%

Research and development expenses consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, stock-based compensation expense under SFAS 123R for stock awards granted to research and development employees, overhead charges and purchased in-process technology and depreciation of computer equipment used in software development.

Research and development expenses increased 13% during the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, primarily due to an increase in employee related costs of $6.8 million driven by increased research and development headcount. In addition, we recorded $2.5 million of in-process research and development from acquisitions during the quarter and stock-based compensation expense recognized under SFAS 123R increased $1.5 million compared to the same period in the prior fiscal year. See Note 16, “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements for further discussion of our acquisitions.

Research and development expenses increased 15% during the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, primarily due to an increase in employee related costs of $18.2 million for wages and salaries driven by increased research and development headcount and a $13.4 million increase in consulting services and in-process technology purchases from Hanna Strategies. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. Also contributing to the increase in research and development expenses was $4.4 million of employee tax expenses recorded in the first quarter of fiscal 2008 related to our voluntary review of historical stock option grant practices. In addition, we recorded $3.6 million of in-process research and development from acquisitions during the first nine months of fiscal 2008.

During the three and nine months ended October 31, 2007, we incurred approximately $11.2 million and $32.8 million, respectively, for consulting services and in-process technology purchases from Hanna Strategies as compared to $12.9 million and $19.4 million, respectively, in the same periods of the previous fiscal year. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. We have a 28% ownership in Hanna Strategies, which is a privately-held software development firm with operations in the U.S., China and India, and have entered into a definitive agreement to acquire the remaining 72%. See Note 17, “Related Parties” in the Notes to Condensed Consolidated Financial Statements for further discussion of this investment.

Overall, we have increased our investment in research and development in the first nine months of fiscal 2008 as compared to the same period of the prior fiscal year to create new products and new versions of existing products. We expect research and development expense to increase in absolute dollars, but remain relatively flat as a percentage of net revenues, during the remainder of fiscal 2008, as compared to fiscal 2007, as we continue to invest in product development and continue to acquire new technology.

General and Administrative

(in millions)	Three months Ended October 31, 2007	Increase compared to prior year period		Three months Ended October 31, 2006	Nine months Ended October 31, 2007	Increase compared to prior year period		Nine months Ended October 31, 2006
		$	%			$	%
General and administrative	$49.1	$3.2	7%	$45.9	$142.2	$13.1	10%	$129.1
As a percentage of net revenues	9%			10%	9%			10%

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services, overhead costs, stock-based compensation expense under SFAS 123R for stock awards granted to general and administrative employees, litigation costs and amortization expense of customer relationships and trademarks acquired.

The increase in general and administrative expenses during the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, was primarily due to an increase in employee related costs of $4.5 million due to increased headcount. The increase in general and administrative expenses from the first nine months of fiscal 2007 to the first nine months of fiscal 2008 was primarily due to an $11.4 increase in employee-related costs due to increased headcount. Also contributing to the increase in general and administrative expenses was $1.7 million of employee tax expenses recorded in the first quarter of fiscal 2008 related to our voluntary review of historical stock option grant practices.

We expect that general and administrative expenses will increase in absolute dollars, but remain relatively flat as a percentage of net revenues during the remainder of fiscal 2008, as compared to fiscal 2007.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2007	2006	2007	2006
Interest and investment income, net	$7.1	$5.1	$24.7	$12.0
Loss on cost method investment	—	—	(5.0)	—
Investment impairment	(4.0)	—	(4.0)	—
Recovery of funds from an acquisition escrow account	—	2.1	—	2.1
Gain (loss) on foreign currency transactions	1.1	0.1	1.3	0.2
Loss from unconsolidated subsidiary	(0.7)	(1.3)	(2.5)	(2.6)
Other income	0.9	—	3.1	0.6

	$4.4	$6.0	$17.6	$12.3

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during the third quarter and first nine months of fiscal 2008, as compared to the same periods in the prior fiscal year, reflects proportionately higher cash balances and interest rate yields during the current quarter and first nine months of fiscal 2008. The increase in interest and investment income, net for the third quarter of fiscal 2008 was partially offset by an investment impairment. The increase in interest and investment income, net for the first nine months of fiscal 2008 was partially offset by a loss on a cost method investment and an investment impairment.

Provision for Income Taxes

Our effective tax rate was 23% during both the third quarter and first nine months of fiscal 2008, compared to 22% and 20% in the respective periods of fiscal 2007. Our effective tax rate increased 3% during the first nine months of fiscal 2008, as compared to the same period in the prior fiscal year, primarily due to the recognition of an income tax benefit of $8.9 million during the second quarter of fiscal 2007 relating to the reversal of previously accrued income tax reserves. Also during the three months ended October 31, 2007, Autodesk recorded discrete tax benefits of $3.3 million related to stock option deductions and reversal of previously accrued income taxes, offset by tax expense associated with changes in estimates related to its fiscal 2007 tax return filing. The effective tax rate for the three and nine months ended October 31, 2007 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and Federal and state research tax credits, offset by the impact of SFAS 123R.

Our future effective tax rate may be materially affected by the amount of benefits associated with our foreign earnings which are taxed at rates different from the Federal statutory rate, research credits, SFAS 123R, FIN 48, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At October 31, 2007, we had net deferred tax assets of $169.1 million. Realization of these assets is dependent on our ability to generate approximately $506.1 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Investment in Unconsolidated Subsidiary

In April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm with operations in the U.S., China and India. Our historical relationship with Hanna Strategies, accounted for using the equity method of accounting, was intended to provide more efficient resources for the development of new products and the maintenance and enhancement of existing product offerings, among other things. On November 1, 2007, Autodesk entered into a definitive agreement to acquire the remaining 72% ownership in Hanna Strategies. The Hanna Strategies acquisition will be integrated into Autodesk’s Design Solutions Segment pending the outcome of multiple conditions to close, and is expected to close in the fourth quarter of fiscal 2008. See Note 17, “Related Parties” in the Notes to Condensed Consolidated Financial Statements for additional information on this investment.

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

At October 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $872.6 million and net accounts receivable of $299.2 million. In addition, we also have available a U.S. line of credit facility. This line of credit permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Autodesk pays a quarterly commitment fee, ranging between $62,500 and $156,250, to maintain this facility. This facility expires in August 2012 and there were no borrowings outstanding at October 31, 2007.

At October 31, 2007, we had $9.0 million of investments in auction rate securities included in “Marketable securities” which failed to settle at three monthly auctions during the third quarter of fiscal 2008, as well as once during November 2007. While we continue to earn interest on these investments at the maximum contractual rate, the investments are not liquid at par value. In the event we need to access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash, cash equivalents and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate having to sell these securities below par value in order to operate our business.

Net cash flows provided by operating activities increased $103.7 million during the first nine months of fiscal 2008, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in net income of $66.4 million during the first nine months of fiscal 2008 compared to the same period in the prior fiscal year and improved working capital management. Net working capital changes were driven primarily by increases in other accrued liabilities and accrued compensation that increased cash flows from operations by $20.1 million and $19.9 million, respectively.

As of October 31, 2007, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the stock repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $31.6 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at October 31, 2007. See Note 6, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the three and nine months ended October 31, 2007 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to shareholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, the trading price of Autodesk common stock and cash on hand and available. At October 31, 2007, 6.2 million shares remained available for repurchase under the existing repurchase authorization. See Note 11, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock during the three months ended October 31, 2007:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31	1,364	$45.34	1,364		7,836
September 1 - September 30	1,637	46.76	1,637		6,199
October 1 - October 31	—	—	—		—

Total	3,001	$46.12	3,001	(1)	6,199	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in December 2004.
(2)

This amount corresponds to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares. This plan, announced in December 2004, does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of October 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our emerging vertical design products and our digital prototyping, lifecycle management and collaboration products. As a result, we are introducing new business models, requiring a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our customers of AutoCAD and AutoCAD LT to related 2D vertical industry products and to our 3D model-based design products such as Autodesk Inventor family of products or Autodesk Revit family of products. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

A portion of our investment portfolio is invested in auction rate securities and if an auction fails for amounts we have invested, our investment will not be immediately available. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

We place our cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limit the amounts invested with any one institution, type of security and issuer. At October 31, 2007, we had auction rate securities totaling $9.0 million included in “Marketable securities.” These AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, failed to settle at three monthly auctions during the three months ended October 31, 2007, as well as once during November 2007. The failed auctions resulted in the interest rate on these investments resetting at a premium and a lack of liquidity for the underlying investment. We determined that these securities were not permanently impaired because the securities are fully insured, we earn a premium interest rate on the investments and the duration of the auction failures are believed to be a temporary market condition. However, in the future, if the issuer is unable to successfully close future auctions and their credit deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenues will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software dealers and distributors are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data

Corporation and their affiliates, who accounted for 12% of consolidated net revenues for fiscal 2007 and 14% of consolidated revenues for the three months and nine months ended October 31, 2007. Over time, we have modified and will continue to modify aspects of our relationship with our resellers, such as their incentive programs, pricing to them and our distribution model, to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenues on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

Incentives under our Partner Incentive Program and product returns could exceed our estimates and harm our net revenues.

We provide our channel partners incentives through our Partner Incentive Program. This is a short-term plan that uses monetary rewards to motivate distributors and resellers to achieve business goals in a specified time period. The majority of these goals are defined by quarterly targets. The majority of our partner incentive reserves reduce license and other revenues in the current period. The remainder relates to incentives on our Subscription Program and reduces deferred revenues in the period the subscription transaction is billed. This reduction in deferred revenues results in a reduction of maintenance revenues over the maintenance contract period. We also permit our distributors and resellers in the Americas, EMEA and APAC to return products subject to certain limitations. Consistent with our experience in fiscal 2007, we anticipate that product returns will continue to be driven by product update cycles, new product releases and software quality.

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

As a result of our voluntary review of our historical stock option grant practices and related restatements, the SEC initiated an informal investigation. The Company has cooperated with the SEC and has provided information requested to date. However, the investigation may not be resolved favorably and could adversely affect our business, results of operations, and cash flows.

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

As more and more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

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

Our business could suffer as a result of risks associated with strategic acquisitions and investments such as the acquisition of NavisWorks and investment in, and proposed acquisition of Hanna Strategies.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, we completed the acquisition of NavisWorks in June 2007 and acquired a 28% ownership in Hanna Strategies in April 2006. We have recently entered into an agreement with Hanna Strategies to acquire the remaining outstanding shares. If the proposed transaction with Hanna Strategies closes, we will own all of the outstanding shares of that company. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such investments and acquisitions may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such investments and acquisitions may negatively impact our business. In addition, such investments and acquisitions have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. These costs or charges, including those relating to the NavisWorks acquisition or investment in and proposed acquisition of Hanna Strategies, could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of SFAS 123R, which required us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a negative impact on our results of operations, continued fluctuation in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, unexpected costs or changes in marketing or other operating expenses, changes in product pricing or product mix, platform changes, failure to convert our 2D horizontal customer base to 2D vertical and 3D model-based design products, delays in product releases, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully integrate acquired businesses and technologies, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenues.

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

Product development may also be outsourced to third parties or developed externally and transferred to us through business or technology acquisitions. Such externally developed technologies have certain additional risks, including potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property. For example, in April 2006, we acquired a 28% ownership in Hanna Strategies, a privately-held software development firm that has been one of our software developers since 2003. Expenditures attributable to development work contracted from Hanna Strategies represented 9% and 12% of our total research and development expenses for the three months ended October 31, 2007 and 2006, respectively. Expenditures attributable to development work contracted from Hanna Strategies represented 9% and 6% of our total research and development expenses for the nine months ended October 31, 2007 and 2006, respectively. We have recently entered into an agreement with Hanna Strategies to acquire the remaining outstanding shares. If the proposed transaction with Hanna Strategies closes, we will own all of the outstanding shares of that company.

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

We rely on our network infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. We are continually investing resources to update and improve these systems in order to meet the growing requirements of our business and customers. For example, in November 2007 we converted from two order entry systems to a single order entry system. The objectives of this conversion were to improve the efficiency of operations for Autodesk and our resellers. Unsuccessful implementation of hardware or software updates could result in disruption in business operations, loss of revenues or damage to our reputation.

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

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. Our partnering strategy creates a dependency on independent developers. Independent developers, including those who currently develop products for us in the United States and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-US jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

In addition, we have 28% ownership interest in one developer, Hanna Strategies. We have historically contracted with Hanna Strategies in order to provide more efficient resources for the development of new products and features in existing products. We have recently entered into an agreement with Hanna Strategies to acquire the remaining outstanding shares. If the proposed transaction with Hanna Strategies closes, we will own all of the outstanding shares of that company.

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

There were no sales of unregistered securities during the three months ended October 31, 2007.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	Credit Agreement, dated as of August 17, 2007, by and among Autodesk, Citibank, N.A., as agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2007)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 4, 2007

AUTODESK, INC.
(Registrant)

/s/ ANDREW D. MILLER
Andrew D. Miller Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)