Form 10-K
period 2008-01-31
AUTODESK INC
filed 2008-03-28
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of July 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 162.1 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2007) was approximately $6.9 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2008, registrant had outstanding approximately 230.3 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held June 12, 2008 (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 31, 2008.

AUTODESK, INC. FORM 10-K

2

FORWARD-LOOKING INFORMATION

The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results, including net revenue, product backlog, upgrade, crossgrade and maintenance revenue, the effect of fluctuations in exchange rates on net revenue and expenses, costs and expenses, including cost of revenue and operating expenses, future income, our anticipated tax rate, planned product retirement and annual release cycle. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the Securities Exchange Commission, or SEC. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

Autodesk is one of the world’s leading design software and services companies. We offer products and solutions to customers in the architectural, engineering, construction, manufacturing, geospatial mapping and digital media markets. Our state of the art software products enable our customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities give our customers the flexibility to optimize and improve their designs before they actually begin the building process, helping save time and money, improving quality and fostering innovation. Our 2D horizontal design solutions, AutoCAD and AutoCAD LT, are two of the most widely used general design software tools in the world. In addition, we offer a range of discipline-specific design and documentation tools including our 2D vertical design solutions and our 3D model-based design solutions.

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products enable improvements in design innovation and productivity. They are designed to be easy to learn and use, and provide customers low cost of deployment and low total cost of ownership. Our product and software architectures allow for extensibility and integration. Most of our solutions are Windows PC-based.

We have a large global community of resellers, third-party developers and users, which provides us with a broad reach into volume markets. Our reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost-efficient training services. We have a significant number of registered third-party developers who create products that run on top of our products, and thereby further extend our reach into volume markets. Our installed base of millions of users has made Autodesk’s products a worldwide design software standard. Users trained on Autodesk products are broadly available both from universities and the existing workforce, reducing the cost of training for our customers.

Our strategy is to deliver advanced solutions to create and leverage digital design data, in order to improve our customers’ productivity throughout the design, build, manufacture and management of the customers’ projects. To execute against this strategy we are focused on delivering strong new product releases, migrating our customers to more advanced technologies, expanding our offerings in adjacent markets and to adjacent users, as well as growing our business in emerging economies. We attempt to release new product versions on a regular basis and synchronize our major product retirements with those releases. Our most recent major product releases occurred in March 2008.

Segments

We are organized into two reportable operating segments: the Design Solutions Segment, which accounted for 87% of our net revenue in fiscal 2008, and the Media and Entertainment Segment, which accounted for 12% of our net revenue in fiscal 2008. A summary of our condensed net revenue and results of operations for our business segments is found in Note 11, “Segments,” in the Notes to our Consolidated Financial Statements.

The Design Solutions Segment derives revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. The principal products licensed by the Design Solutions Segment include the following:

•	our general design products, including AutoCAD and AutoCAD LT (2D horizontal products), which accounted for 38% of our net revenue in fiscal 2008,

•	our discipline-specific products, including AutoCAD-based products (2D vertical products), which accounted for 16% of our net revenue in fiscal 2008 and

•	our 3D model-based design and documentation products (Autodesk Inventor products, Revit products, AutoCAD Civil 3D and NavisWorks products), which accounted for 23% of our net revenue in fiscal 2008.

In addition to software products, the Design Solutions Segment offers a range of services including consulting, support and training, largely dedicated to enhancing our ability to sell our software products. During fiscal 2008, the Design Solutions Segment consisted of three business divisions: Platform Solutions and Emerging Business Division and Other; Architecture, Engineering and Construction Division; and Manufacturing Solutions Division.

The Media and Entertainment Segment is comprised of two business lines: Animation, including design visualization, and Advanced Systems. Our animation products provide advanced tools for 3D modeling, animation, rendering solutions, and design visualization and visual effects production. Our Advanced Systems products provide color grading, editing, finishing and visual effects, compositing, media mastering and encoding technology, and increase the productivity of creative professionals. The Media and Entertainment Segment derives revenue from the sale of products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming. In addition, the animation products (3ds Max and Maya) are often used by customers of our Design Solutions Segment.

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

PRODUCTS

Design Solutions Segment

The Design Solutions Segment accounted for 87% of overall net revenue in fiscal 2008. The principal product offerings from the different divisions of the Design Solutions Segment are as follows:

Platform Solutions and Emerging Business Division and Other

The Platform Solutions and Emerging Business Division and Other accounted for 53% of the Design Solutions Segment revenue and 46% of overall net revenue in fiscal 2008. The division’s revenue includes revenue from sales of licenses of our 2D horizontal products, AutoCAD and AutoCAD LT, as well as, our 2D industry-specific product, AutoCAD Map 3D, and revenue from Autodesk Consulting. The division’s principal product offerings include the following:

• AutoCAD

AutoCAD software, which is our largest revenue-generating product, is a customizable and extensible computer-aided design (CAD) application for 2D drafting, detailing, design documentation and basic 3D visualization. AutoCAD provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction to manufacturing to geospatial, civil engineering and process plant design.

• AutoCAD LT

AutoCAD LT software is used for 2D drafting and detailing by design professionals who require full DWG file format compatibility and document sharing capability without the need for software customization or certain advanced functionality. Users can securely share all design data with team members who use AutoCAD or Autodesk products built on AutoCAD. AutoCAD LT is our second largest revenue-generating product.

• AutoCAD Map 3D

AutoCAD Map 3D software provides mapping functionality to engineers and geospatial professionals who need to integrate CAD and geographic information system (“GIS”) data. It contains the complete AutoCAD toolset to enhance productivity, and also offers specialized functionality for map cleanup, geospatial analysis, and access to GIS data sources. Integrated GIS tools provide mapping and analysis functions for visualization and evaluation of design and asset management products.

Architecture, Engineering and Construction Division

The Architecture, Engineering and Construction Division accounted for 25% of the Design Solutions Segment revenue and 22% of overall net revenue in fiscal 2008. Autodesk Architecture, Engineering and Construction Division solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, construction and management, supporting information and management needs throughout the building lifecycle. The division’s solutions include the most advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, dynamic civil modeling and collaborative project management. BIM, a paradigm for building design, documentation and construction, enables users to exchange and analyze complex design and construction information in digital form, and through its use enables users to create sustainable or “green” building designs through analysis of materials, quantities, energy use, and lighting in a virtual model. The division’s principal product offerings include the following:

• Revit Products

Purpose-built for BIM, the Revit products collect information about a building project and coordinate this information across all other representations of the project so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent and complete information from the same underlying building database. The Revit products, including AutoCAD Revit Suite, Revit MEP and Revit Structure, provide an intuitive state-of-the-art model-based design and documentation system for architects; mechanical, electrical and plumbing (MEP) engineers; structural engineers; design-build teams; and other design and building industry professionals.

• AutoCAD Architecture

Designed for architects and built on the AutoCAD platform, AutoCAD Architecture software supports existing 2D design practices while enabling users to gradually introduce increasingly powerful industry-specific features to gain efficiency and improve coordination. It offers flexibility in implementation and collaboration, using industry-leading DWG technology, the efficiency of real-world building objects and AutoCAD-based design and documentation productivity for architects.

• AutoCAD Civil 3D

AutoCAD Civil 3D provides a surveying, design, analysis, and documentation solution for civil engineering, including land development, transportation, and environmental projects. Using a model-centric approach that automatically updates documentation as design changes are made, AutoCAD Civil 3D enables civil engineers, designers, drafters, and surveyors to significantly boost productivity and deliver higher-quality designs and construction documentation faster. With AutoCAD Civil 3D, the entire project team works from the same consistent, up-to-date model so they stay coordinated throughout all project phases.

• Autodesk Buzzsaw and Autodesk Constructware

Autodesk Buzzsaw and Autodesk Constructware online collaboration and project management solutions enable increased project visibility, project reporting, project management, and integrated design review. These solutions help users simplify and centralize all project-related documents and information to connect with their project team, regardless of organizational or geographical boundaries. The primary markets targeted are the homebuilding, retail, hospitality, commercial construction, infrastructure and engineering industries.

Manufacturing Solutions Division

The Manufacturing Solutions Division accounted for 22% of the Design Solutions Segment revenue and 19% of overall net revenue in fiscal 2008. The division provides the manufacturing industry with comprehensive design, data management and Digital Prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in a simple 2D/3D environment, and manage designs from the conceptual design phase through the manufacturing phase. The division’s principal product offerings include the following:

• Autodesk Inventor Products

Autodesk Inventor products, including Autodesk Inventor Suite and Autodesk Inventor Professional products, account for a majority of the Manufacturing Solution Division’s revenue. The Autodesk Inventor products deliver AutoCAD Mechanical software for 2D drawing and detailing, Inventor software, and data management software in one solution. Inventor software is a 3D mechanical design creation tool that provides users a 3D assembly-centric solid modeling system and 2D drawing production system together with digital prototyping functionality. Customers who purchase Autodesk Inventor Professional products have access to a comprehensive, integrated design solution that combines Inventor software, AutoCAD Mechanical, data management, stress analysis and dynamic simulation.

• AutoCAD Mechanical

AutoCAD Mechanical software offers purpose-built 2D mechanical design and engineering tools that are seamlessly compatible with all AutoCAD-based applications. AutoCAD Mechanical accelerates the mechanical design process by providing standards-based libraries of parts and tools for automating design tasks.

Media and Entertainment Segment

The Media and Entertainment Segment accounted for 12% of overall net revenue in fiscal 2008. Principal product offerings in the Media and Entertainment Segment’s Animation and Advanced Systems business lines include the following:

Animation

• Autodesk 3ds Max

Autodesk 3ds Max software provides 3D modeling, animation and rendering solutions that enable game developers, design visualization professionals and visual effects artists to create realistic digital images, animations and complex scenes and to communicate abstract or complex mechanical, architectural, engineering and construction concepts.

• Autodesk Maya

Autodesk Maya software provides 3D modeling, animation, effects and rendering solutions that enable film and video artists, game developers and design visualization professionals to create engaging, lifelike digital images, realistic animations and simulations, and extraordinary visual effects.

Advanced Systems

• Autodesk Flame, Autodesk Inferno and Autodesk Flint

Autodesk Flame, Autodesk Inferno and Autodesk Flint systems are our scalable line of interactive real-time visual effects and graphics design solutions. These products offer scalable performance to service a wide range of client workflows from interactive broadcast design to real-time high-resolution film work. They also offer the ability to interactively create, composite and edit highly challenging sequences that merge live action with computer-generated imagery using 3D graphics and mixed resolutions.

• Autodesk Smoke and Autodesk Fire

Autodesk Smoke and Autodesk Fire systems are our scalable line of interactive real-time non-linear and non-compressed online editing and finishing systems that enable editors to edit, conform and finish television commercials, broadcast programming, film trailers and feature films as well as other high-value media content in mixed resolutions.

PRODUCT DEVELOPMENT AND INTRODUCTION

We continue to enhance our product offerings and develop new products to meet changing customer demands. Research and development expenditures were $485.3 million or 22% of fiscal 2008 net revenue, $406.3 million or 22% of fiscal 2007 net revenue and $303.2 million or 20% of fiscal 2006 net revenue. Our software is primarily developed internally; however, we do contract services from software development firms, consultants and independent contractors to supplement our development efforts. Additionally, we acquire products or technology developed by others by purchasing or licensing some or all of the assets or stock of the entity that owns rights to the products or technology.

The majority of our basic research and product development is performed in the United States, China and Canada. Translation and localization of foreign-market versions, as well as some product development, is performed in other local markets, particularly in Singapore and Switzerland. We generally translate and localize our products into French, Italian, German, Spanish, Japanese and various Chinese dialects.

We actively recruit and hire experienced software developers. We also use independent firms and contractors to perform some of our product development activities. We plan to continue to increase our product development operations internationally over the next several years. We believe that our ability to conduct research and development at various locations throughout the world allows us to optimize product development, lower costs, and integrate local market knowledge into our development activities. We continually assess the significant costs and challenges, including intellectual property protection, against the benefits of our international development activities. For example, in January 2008, we purchased the remaining 72% of Hanna Strategies Holdings, Inc. (“Hanna Strategies”), a company that had previously been providing development services for us, primarily in China.

In addition, our business strategy has historically depended in part on our relationships with a network of over 3,100 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software. In addition, our customer’s requirements and preferences rapidly evolve, as do their expectations of our software. To keep pace with these changes, we maintain an aggressive program of new product development to address demands in the marketplace for our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs. For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

MARKETING AND SALES

We license or sell our products and services in over 160 countries primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure where Autodesk sells directly to resellers. We have a network of approximately 1,700 resellers and distributors worldwide. For fiscal 2008, approximately 87% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategy. Sales through one distributor, Tech Data Corporation and its affiliates, accounted for 14%, 12% and 11% of our net revenue for fiscal 2008, 2007 and 2006, respectively. No other distributor or reseller accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific, and are supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices.

We also work directly with reseller and distributor sales organizations, computer manufacturers, other software developers and peripherals manufacturers in cooperative advertising, promotions and trade-show presentations. We employ mass-marketing techniques such as web casts, seminars, telemarketing, direct mailings and advertising in business and trade journals. We have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

In addition to sales of new software licenses, we generate revenue through our Autodesk Subscription Program and Autodesk Upgrade Program. These programs are available for a majority of our products and offer our customers two alternatives to migrate to the most recent version of our products.

Under the Autodesk Subscription Program, customers who own a perpetual use license for the most recent version of the underlying product are able to purchase maintenance that provides them with unspecified upgrades when-and-if-available, and are able to download e-Learning courses and receive online support over a one year or multi-year subscription period. Revenue from our Subscription Program is reported separately on our Consolidated Statements of Income and is referred to throughout this document as maintenance revenue.

Concurrent with the release of a new product version, the Autodesk Upgrade Program allows customers, who are not on the Subscription Program, to purchase upgrades, but only to the extent that they are still on a supported version of the product. Typically, the cost to upgrade is based on a multiple of the number of versions the customer is upgrading. An existing customer also has the option to upgrade to a different, discipline-specific or 3D product, which generally has a higher price, for a premium fee; we refer to this as a crossgrade. The cost of a crossgrade is substantially less than the cost of purchasing a new license and is available to subscription customers as well. Revenue from our upgrade and crossgrade programs is reported on our Consolidated Statements of Income in License and other.

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

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our net revenue. Economic weakness in any of the countries where we generate a significant portion of our net revenue, including the United States, could have an adverse effect on our business. A summary of our financial information by geographic location is found in Note 11, “Segments” in the Notes to Consolidated Financial Statements.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a leveraged support model, augmented by direct programs designed to address certain specific needs. Our customers rely primarily on the resellers and distributors from which they purchased licenses to our products for technical support; however, we do provide certain direct support for Media and Entertainment Segment Advanced Systems customers. We support the resellers and distributors through technical product training, sales training classes, the Internet and direct telephone support. We also provide online support directly to our customers through our Subscription Program. There are also a number of user group forums in which customers are able to share information.

EDUCATIONAL PROGRAMS

We offer education programs and specially priced software purchasing options tailored for educational institutions, students, and faculty to train the next generation of users. We also offer classroom support, including standardized curricula developed by educators, instructor development, and a rich assortment of online learning resources. Users trained on our products are broadly available both from universities and the existing workforce, reducing the cost of training for our customers.

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products. Over 3,100 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our aggregate backlog is primarily comprised of deferred revenue. Deferred revenue consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw and Autodesk Constructware, consulting services and deferred license sales. Backlog also includes current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period.

Aggregate backlog was $521.5 million at January 31, 2008, of which $506.1 million was deferred revenue and $15.4 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Aggregate backlog was $395.8 million at January 31, 2007, of which $378.8 million was deferred revenue and $17.0 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Deferred revenue increased over the prior year primarily due to an increase in deferred maintenance revenue resulting from the success of our Subscription Program. We expect deferred maintenance revenue to continue to increase in the future. We do not believe that aggregate backlog as of any particular date is necessarily indicative of future results.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. We strive to increase our competitive separation by investing in research and development allowing us to bring new products to market and create exciting new versions of existing products that offer compelling efficiencies for our customers. We also compete through investments in marketing and sales.

Our Design Solutions Segment competes with vendors that specialize primarily in one of the three industry segments in which we compete. Our competitors range from large, global, publicly traded companies to small, geographically focused firms. Our primary global competitors in this segment include Adobe Systems Inc., Bentley Systems, Inc., Dassault Systemes and its subsidiary SolidWorks Corporation, Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, Nemetschek AG, Parametric Technology Corporation, and Siemens AG PLM software division.

Our Media and Entertainment Segment competes with a wide range of different companies from large global publicly-traded corporations to small private entities. Large organizations that produce products that compete in some or all of our markets include Adobe Systems Inc., Apple Computer Inc., Avid Technology, SONY and Thomson. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger corporations. As a result, some of our competitors also own subsidiaries that are our customers or our partners in developing or bringing to market some of our solutions.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources that we do. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. Furthermore, in certain markets, some of our competitors have greater financial, technical, sales and marketing and other resources.

We believe that our future results depend largely upon our ability to offer new products and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

INTELLECTUAL PROPERTY AND LICENSES

We maintain an active program to legally protect our investment in technology through intellectual property rights. We protect our intellectual property through a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe that our intellectual property rights are valuable and important to our business, including each of our segments.

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

While we have recovered some revenue resulting from the unauthorized use of our software products, we are unable to measure the full extent to which piracy of our software products exists. We believe, however, that software piracy is and can be expected to be a persistent problem that negatively impacts our revenue.

In addition, through various licensing arrangements, we receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and sales of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology.

See Item 1A, “Risk Factors,” for further discussion of risks related to protecting our intellectual property.

PRODUCTION AND SUPPLIERS

Production of our Design Solutions Segment and certain Media and Entertainment Segment software products involves duplication of the software media and the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include DVDs which are available from multiple sources. User manuals for our products and packaging materials are produced to our specifications by outside sources. Production is either performed in leased facilities operated by us or by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

In addition, the Advanced Systems business line has historically relied on third-party vendors for the supply of hardware components used in its systems. In the past, many of the Advanced Systems software products ran on workstations manufactured by Silicon Graphics, Inc. (“SGI”). Over the past two years, we transitioned our Advanced Systems product portfolio to standard, open, PC-based hardware systems.

EMPLOYEES

As of January 31, 2008, we employed approximately 7,300 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks that possible government instability or regulation unfavorable to foreign-owned businesses could negatively impact our business in the future.

Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our continued growth and future success is highly dependent on our continued ability to attract, retain and motivate highly skilled employees.

BUSINESS COMBINATIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired a number of companies, including the following companies that have a significant impact on our business and are discussed in our Notes to Consolidated Financial Statements:

Date of closing	Company	Details
January 2008	Hanna Strategies Holdings, Inc. (“Hanna Strategies”)	Hanna Strategies, a company that formerly performed software development services for us, will be integrated into, and the goodwill acquired was assigned to, each of the divisions within the Design Solutions Segment.

January 2008	Robobat, S.A. (“Robobat”)	The Robobat acquisition provided a strong analysis engine currently localized for the EMEA and APAC markets. Robobat will be integrated into, and the goodwill acquired was assigned to, the Architecture, Engineering and Construction Division of the Design Solutions Segment.

June 2007	NavisWorks (UK) Limited (“NavisWorks”)	The NavisWorks acquisition provided 3D coordination, collaboration and sequencing in design and construction. The acquisition has been integrated into, and the goodwill acquired was assigned to, the Architecture, Engineering and Construction Division of the Design Solutions Segment.

March 2006	Emerging Solutions, Inc. (“Constructware”)	The Constructware acquisition provided on-demand communication and collaboration solutions. The acquisition has been integrated into, and the goodwill acquired was assigned to, the Architecture, Engineering and Construction Division of the Design Solutions Segment.

January 2006	Alias Systems Holdings, Inc. (“Alias”)	The acquisition of Alias provided our customers with enhanced technology and industry talent for their design, animation, data management and visualization needs. The acquisition has been integrated into, and the goodwill acquired was assigned to, the Media and Entertainment Segment and the Manufacturing Solutions Division of our Design Solutions Segment.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 21, 2008 regarding our executive officers.

Name	Age	Position
Carl Bass	50	Chief Executive Officer and President
Carol A. Bartz	59	Executive Chairman of the Board
George M. Bado	53	Executive Vice President, Worldwide Sales and Services
Jan Becker	55	Senior Vice President, Human Resources and Corporate Real Estate
Alfred J. Castino	55	Senior Vice President and Chief Financial Officer
Jay Bhatt	39	Senior Vice President of Autodesk AEC
Chris Bradshaw	45	Senior Vice President, Worldwide Marketing
Moonhie Chin	50	Senior Vice President Strategic Planning and Operations
Pascal W. Di Fronzo	43	Senior Vice President, General Counsel and Secretary
Amar Hanspal	44	Senior Vice President, Platform Solutions and Emerging Business
Robert Kross	54	Senior Vice President of the Manufacturing Solutions Division
Marc Petit	43	Senior Vice President, Media and Entertainment

Carl Bass joined Autodesk in September 1993 and serves as Chief Executive Officer and President. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. Mr. Bass is also a director of McAfee, Inc.

Carol A. Bartz joined Autodesk in April 1992 and serves as Executive Chairman of the Board. Ms. Bartz’ present duties include enhancing relationships with Autodesk’s key customers, partners, governments and investors along with focusing on activities designed to improve the business climate for Autodesk. From April 1992 to April 2006, Ms. Bartz served as Chairman of the Board, Chief Executive Officer and President. Ms. Bartz is also a director of Cisco Systems, Inc., Intel, Inc. and Network Appliance, Inc. Prior to joining Autodesk, Ms. Bartz held various positions at Sun Microsystems, Inc., including Vice President, Worldwide Field Operations from July 1990 through April 1992.

George M. Bado joined Autodesk in October 2002 and serves as Executive Vice President, Worldwide Sales and Services. From October 2004 to April 2006, Mr. Bado served as Senior Vice President, DSG Worldwide Sales and Consulting. From October 2002 to October 2004, Mr. Bado served as Vice President, DSG Worldwide Sales. Prior to joining Autodesk, Mr. Bado served as a consultant to the Board of Directors of ChipData, Inc., a venture backed start up involved in electronic design verification from May 2002 to October 2002. Prior to that, Mr. Bado was Executive Vice President, Sales and Consulting for Innoveda, Inc., an electronic design automation software company, from July 2001 to April 2002 (Innoveda, Inc. was acquired by Mentor Graphics Corporation in April 2002) and from March 2000 to June 2001 was Executive Vice President, Operations for Centric Software, Inc., a product lifecycle management solutions company.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000. Ms. Becker previously served in other capacities in the Human Resources Department at Autodesk.

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

Chris Bradshaw joined Autodesk in September 1991 and has served as Senior Vice President and Chief Marketing Officer, Worldwide Marketing since September 2007. Prior to this, Mr. Bradshaw served as Senior Vice President, Worldwide Marketing from March 2007 to September 2007, as Vice President of Worldwide Marketing from January 2007 to March 2007, Vice President of Autodesk’s Infrastructure Solutions Division (ISD) from February 2003 to January 2007, and from August 2001 to January 2003, he was Vice President of Autodesk Building Collaboration Services. He served as senior vice president of sales and marketing for Buzzsaw.com, Inc., a spin-off of Autodesk, from September 1999 to August 2001 and as sales development director for Autodesk’s AEC (Architecture, Engineering and Construction) products in the Asia-Pacific region from July 1997 to August 1999. He has also held other executive and non-executive positions at Autodesk.

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

Amar Hanspal joined Autodesk in June 1987 and serves as Senior Vice President, Platform Solutions and Emerging Business. From January 2003 to January 2007, Mr. Hanspal served as Vice President of Autodesk Collaboration Solutions. He served as Vice President of Marketing of RedSpark, Inc., a spin-off of Autodesk focused on building a collaborative product development system for the discrete manufacturing industry, from April 2000 to December 2001. He has also held other executive and non-executive positions at Autodesk.

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

Marc Petit joined Autodesk in October 2002 and serves as Senior Vice President, Media and Entertainment. Since joining Autodesk, he has served as Vice President of Product Development and Operations for the Media and Entertainment Division from October 2002 to March 2007. Prior to joining Autodesk, Mr. Petit was Vice President of Operations for Aptilon Health, an online interactive marketing company.

There is no family relationship among any of our directors or executive officers.

GLOSSARY OF TERMS

2D horizontal products—Autodesk’s AutoCAD and AutoCAD LT products, which serve as the platform upon which our 2D vertical products are based. The 2D horizontal products are primarily developed by the Platform Solutions and Emerging Business Division. These products include our core design applications and can be used across a number of industries.

2D vertical products—Autodesk’s 2D vertical solutions, including AutoCAD Architecture, AutoCAD Mechanical and Autodesk MapGuide, are built upon Autodesk’s AutoCAD and are enhanced with industry specific functionality.

3D model-based design products—Autodesk’s 3D model-based design products, (Revit products, Autodesk Inventor products, AutoCAD Civil 3D, and NavisWorks products).

BIM (Building Information Modeling)—BIM describes a model-based technology linked with a database of project information, and is the process of generating and managing information throughout the life cycle of a building. BIM is used as a digital representation of the building process to facilitate exchange and interoperability of information in digital formats.

Digital prototyping—Digital prototyping allows designers, architects and engineers to analyze, simulate and visualize a design using a digital or virtual model rather than a physical model.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. In addition to the other information contained in this Form 10-K, the following discussion highlights some of these risks and the possible impact of these factors on future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

General economic conditions may affect our net revenue and harm our business.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Economic growth in the United States slowed in the fourth quarter of fiscal 2008. If economic growth in the United States and other countries’ economies slows, or continues to slow in the United States, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Any of these events would likely harm our business, results of operations and financial condition.

Our efforts to develop and introduce new product and service offerings expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our vertical design products and our digital prototyping and collaboration products. In addition, we are introducing new business models that require a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our customers of AutoCAD and AutoCAD LT to related vertical industry products and to our 3D model-based design products such as the Autodesk Inventor products, the Revit products, AutoCAD Civil 3D and NavisWorks products. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These defects or errors could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Net revenue or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our net revenue, earnings or key performance metrics; changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors;

quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures and litigation; and general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance, like the current credit issues effecting the economy or the operating performance of our competitors.

In addition, significant changes in the price of our common stock could expose the Company to additional costly and time-consuming litigation. Historically, after periods of volatility in the market price of a company’s securities, a company becomes more susceptible to securities class action litigation. This type of litigation is often expensive and diverts management’s attention and resources.

Because we derive a substantial portion of our net revenue from AutoCAD-based software products, if these products are not successful, our net revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results.

Our international operations expose us to significant regulatory, intellectual property, collections, currency exchange rate, taxation and other risks, which could adversely impact our future net revenue and increase our net expenses.

We anticipate that international operations will continue to account for a significant portion of our net revenue and as we expand our international development expertise, will provide significant support to our overall development efforts. Risks inherent in our international operations include fluctuating currency exchange rates, unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, possible future limitations upon foreign owned businesses, and greater difficulty in protecting intellectual property.

Our international results will also continue to be impacted by general economic and political conditions in foreign markets generally, including conditions in foreign markets resulting from economic and political conditions in the United States. These factors may adversely impact our future international operations and consequently our business as a whole.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because we conduct a substantial portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and economic conditions change, and they could have a material adverse impact on our financial results and cash flows.

We use derivative instruments to manage a portion of our earnings exposure and cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency forward and option contracts to manage a portion of our exposures of underlying assets, liabilities and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities of less than three months. These instruments provide us with some protection against currency exposures for only the current quarter. Significant appreciation of the U.S. dollar against foreign currencies may adversely impact our future net revenue.

Our investment portfolio is composed of a variety of investment vehicles in a number of countries which are subject to economic factors, interest rate trends and market volatility. If general economic conditions create a decline in interest rates, deterioration in the credit rating of our investments, or illiquidity in the financial marketplace, we may experience a decline in interest income, an inability to sell our investments, or an impairment in the value of our investments.

We invest our cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit ratings and limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the value of our investments, and our ability to sell them. In the United States, for example, if the Federal Reserve continues to lower interest rates, the yields on our portfolio securities may decline. Any one of these factors could reduce our interest income, which in turn could impact our overall net income and earnings per share.

At January 31, 2008, we had auction rate securities with an estimated fair value of $8.4 million ($9.0 million cost basis) included in non-current “Marketable securities” due to their lack of liquidity. These AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle at monthly auctions since August 2007. The failed auctions resulted in the interest rate on these investments resetting at a premium as a result of a lack of liquidity for the underlying investment. We determined that these securities are temporarily impaired because the securities are fully insured, we earn a premium interest rate on the investments, the duration of the auction failures are believed to be a temporary market condition, and we have the intention and ability to hold the securities until the market value can be realized. However, in the future, if these issuers are unable to successfully close future auctions and their credit deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenue will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software distributors and resellers are typically not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the United States and international regions, including Tech Data Corporation and their affiliates, which accounted for 14% of our consolidated net revenue for fiscal 2008 and 12% of our consolidated net revenue for fiscal 2007. Over time, we have modified and will continue to modify aspects of our relationship with our resellers, such as their incentive programs, pricing to them and our distribution model, to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

Incentives under our Partner Incentive Program and product returns could exceed our estimates and harm our net revenue.

We provide our channel partners incentives through our Partner Incentive Program. This is a short-term plan that uses monetary rewards to motivate distributors and resellers to achieve business goals in a specified time period. The majority of these goals are defined by quarterly targets. The majority of our partner incentive reserves reduce license and other revenue in the current period. The remainder relates to incentives on our Subscription Program and reduces deferred revenue in the period the subscription transaction is billed. This reduction in deferred revenue results in a reduction of maintenance revenue over the maintenance contract period. We also permit our distributors and resellers to return products subject to certain limitations. Consistent with our experience in fiscal 2008, we anticipate that product returns will continue to be driven by new product releases, product update cycles and software quality.

We establish revenue reserves for incentives under our Partner Incentive Program and for product returns. Partner incentive reserves are based on achievement against purchase quotas for each distributor and reseller. We also establish product return reserves based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. While we maintain strict measures to monitor our partner incentive and product return reserves, actual incentives or product returns may exceed our reserve estimates, and such differences could harm our business.

Existing and increased competition may reduce our net revenue and profits.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance at progressively lower prices contributes to the ease of market entry. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in continued price reductions, reduced net revenue and profit margins and loss of market share, any of which would likely harm our business.

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

Three lawsuits have been filed against us and our current officers and certain of our current and former directors and officers relating to our historical stock option practices and related accounting. See Note 6, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a more detailed description of these proceedings. These actions are in the preliminary stages, and the ultimate outcomes could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

We may become the subject of additional private or government actions in the future, including stockholder or employee litigation. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of lawsuits may result in significant expenditures and the diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any claims may not be covered by insurance.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in this Form 10-K, that our internal control over financial reporting was effective as of January 31, 2008, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our independent registered public accounting firm are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

Our business could suffer as a result of risks associated with strategic acquisitions and investments such as the acquisition of NavisWorks, Robobat and Hanna Strategies.

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, we recently completed the acquisition of NavisWorks, Robobat and Hanna Strategies. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges, including those relating to the NavisWorks, Robobat and Hanna Strategies acquisitions, could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenue and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, the adoption of SFAS 123R, which required us to record compensation expense for shares issued under our stock plans beginning in the first quarter of fiscal 2007 with a negative impact on our results of operations, fluctuation in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, failure to follow sales policies, unexpected costs or other operating expenses, changes in product pricing or product mix, platform changes, failure to convert our 2D customer base to 3D model-based design products, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large Advanced Systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully integrate acquired businesses and technologies, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenue.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during the third quarter are usually affected by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in the third and fourth quarters.

Our operating expenses are based in part on our expectations for future revenue and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Greater than anticipated expenses or a failure to maintain rigorous cost controls would also negatively affect profitability. Further, gross margins may be adversely affected if our sales of AutoCAD LT, upgrades and Advanced Systems products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

We cannot accurately predict customer subscription attach and renewal rates and the impact these attach and renewal rates will have on our future revenue or operating results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance subscriptions after the expiration of their initial subscription period, which is typically one year. Our customers’ attachment and renewal rates may decline or fluctuate as a result of a number of factors. If our customers do not attach maintenance to their initial license or renew their subscriptions for our products, then our maintenance revenue will decline and our business will suffer.

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

We rely on our network and data center infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. We are continually investing resources to update and improve these systems and environments in order to meet the growing requirements of our business and customers. For example, in November 2007, we converted from two order entry systems to a single order entry system. The objectives of this conversion were to improve the efficiency of operations for Autodesk and our resellers. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of revenue or damage to our reputation.

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

Our business strategy has historically depended in part on our relationships with third-party developers who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. In particular markets, such disruption would likely negatively impact these third-party developers and end users, which could harm our business.

Additionally, technology created by outsourced product development, whether outsourced to third parties or developed externally and transferred to us through business or technology acquisitions have certain additional risks. These risks including potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property.

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

Our business would be adversely affected if we are unable to attract and retain key personnel.

Our success depends largely on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

If we are not able to adequately protect our proprietary rights, our business could be harmed.

We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. While we have recovered some revenue resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists, and software piracy can be expected to be a persistent problem. Furthermore, our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease 2,023,000 square feet of office space in 121 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 366,000 square feet under leases that have expiration dates ranging from December 2009 to November 2012. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition and are operating at capacities averaging 79% occupancy worldwide as of January 31, 2008. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 6, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. On December 12, 2005, SpatialInfo added AAPL as a defendant to its lawsuit against Telstra. In February 2008, the parties agreed to settle all outstanding claims and dismiss the action. The final resolution of the litigation did not have a material effect on Autodesk’s results of operations, cash flows or financial position in a particular period.

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting. On November 20, 2006, the Company and certain of its current and former members of the Board were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. This lawsuit was consolidated into the previously mentioned Giles case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and certain current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). The plaintiff in the Giles Case filed an amended and restated complaint on December 3, 2007 and the plaintiff in the Koerner Case filed an amended and restated complaint on December 7, 2007. Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Special Meeting of Stockholders held on November 6, 2007, the following proposal was approved by the stockholders.

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal to approve Autodesk’s 2008 Employee Stock Plan and the reservation of 16.5 million shares of Autodesk’s common stock, plus a number of additional shares equal to that number of shares cancelled on expiration of the 2006 Employee Stock Plan in March 2008 (not to exceed 1.0 million shares), for issuance thereunder.	150,905,489	34,647,206	1,634,751	—

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2008
First Quarter	$44.72	$37.15
Second Quarter	$47.90	$41.40
Third Quarter	$50.80	$40.47
Fourth Quarter	$51.04	$40.11

Fiscal 2007
First Quarter	$43.62	$35.30
Second Quarter	$41.47	$30.06
Third Quarter	$37.28	$31.48
Fourth Quarter	$44.49	$34.68

Dividends

We did not declare any cash or stock dividends in either fiscal 2008 or fiscal 2007. We anticipate that, for the foreseeable future, we will retain any earnings for use in the operation of our business.

Stockholders

As of January 31, 2008 the number of common stockholders of record was 640. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including the level of our cash balances, general business and market conditions, the market price of our stock, and other investment opportunities. At January 31, 2008, 24.1 million shares remained available for repurchase under the existing repurchase authorization. See Note 7, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock during the three months ended January 31, 2008:

(Shares in thousands)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – November 30	551		$45.97	551		5,649
December 1 – December 31	1,513		49.05	1,513		24,136
January 1 – January 31	—		—	—		—

Total	2,064	(1)	$48.23	2,064	(1)	24,136	(2)

(1)	Represents shares purchased in open-market transactions under stock repurchase plans approved by the Board of Directors in December 2004 and December 2007.
(2)	This amount corresponds to the plan approved by the Board of Directors in December 2004, which authorized the repurchase of an additional 24.0 million shares, and the plan approved by the Board of Directors in December 2007, which authorized the repurchase of an additional 20.0 million shares. These plans, announced in December 2004 and 2007, respectively, do not have fixed expiration dates.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Software Index.

Comparison of Five Year Cumulative Total Stockholder Return(1)

(1)	Assumes $100 invested in January 31, 2003, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6. SELECTED	FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the years ended January 31, 2008, 2007 and 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the year ended January 31, 2005 is derived from audited and consolidated financial statements, which are not included in this Form 10-K; the financial data for the year ended January 31, 2004 is derived from unaudited consolidated financial statements, which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2008	2007	2006	2005	2004
	(In millions, except per share data)
					Unaudited
For the Fiscal Year
Net revenue	$2,171.9	$1,839.8	$1,537.2	$1,238.9	$951.6
Income from operations(1)	445.6	349.7	378.5	231.7	101.2
Net income(1)(2)	356.2	289.7	333.6	221.1	115.3
At Year End
Total assets	$2,208.9	$1,797.5	$1,355.8	$1,140.6	$1,017.2
Long-term liabilities	231.9	108.3	65.0	27.6	11.3
Stockholders’ equity	1,230.5	1,115.0	803.0	649.8	620.8
Common Stock Data
Basic net income per share	$1.55	$1.26	$1.46	$0.97	$0.52
Diluted net income per share	1.47	1.19	1.35	0.90	0.50
Dividends paid per share	—	—	0.015	0.06	0.06

(1)	Under Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment,” (“SFAS No. 123R”) net income for fiscal 2008 and 2007 includes stock-based compensation expense of $99.3 million and $94.3 million, respectively. Results for fiscal 2008 and 2007 also include amortization of acquisition-related intangibles of $20.2 million and $14.4 million, respectively and results for fiscal 2008 include in-process research and development from acquisitions of $5.5 million. Results for fiscal 2008 also include $13.7 million for employee tax expenses related to our voluntary review of historical stock option grant practices. Results for fiscal 2007 also include litigation expenses related to a patent infringement lawsuit of $5.0 million. Fiscal 2005 and 2004 results include restructuring charges of $26.7 million and $3.2 million, respectively.
(2)	Fiscal 2008 results include discrete net tax expense of $1.9 million. Fiscal 2007, 2006, 2005, and 2004 results include net tax benefits of $15.1 million, $19.4 million, $26.8 million, and $26.7 million, respectively. These items relate to audit period closures, DRD legislation, reserve releases, federal research & development credits, and FSC benefit. See Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results, including net revenue, product backlog, upgrade, crossgrade and maintenance revenue, the effect of fluctuations in exchange rates on net revenue and expenses, costs and expenses, including cost of revenue and operating expenses, future income, our anticipated tax rate, planned product retirement and annual release cycle. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading 2D and 3D design software and services company for the architecture, engineering, construction, manufacturing, geospatial mapping and digital media markets. Our focus is to offer our customers the ability to visualize, simulate and analyze real-world performance early in the design process to foster innovation, enhance quality, and save time and money. Worldwide business trends such as globalization, sustainability, investment in infrastructure, and the price of oil are creating pressure on our customers to increase innovation while improving productivity. Our customers are seeking differentiation through design, and we believe our products provide a competitive advantage to succeed in this environment.

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment. In addition, our software architecture allows for extensibility and integration.

We have created a large global community of resellers, third-party developers and customers, which provides us with a broad reach into volume markets. Our reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We have a significant number of registered third-party developers, creating products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available both from universities and the existing work force, reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

Our growth strategy derives from these core strengths. We continue to increase the business value of our desktop design tools in a number of ways. We improve the performance and functionality of existing products with each new release. Our most recent product release commenced in March 2008. Beyond our 2D horizontal design products, we develop products addressing industry-specific needs including 2D vertical and 3D model-based products. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. By doing this, we drive technology democratization and increase customer loyalty.

In addition, we believe that migration of our customers from our 2D horizontal products to our 2D vertical products and 3D model-based design products, presents a significant growth opportunity. For fiscal 2008, revenue from 3D model-based design products increased 26% as compared to the prior fiscal year, and Autodesk shipped more than 159,300 commercial seats (which includes new seats and crossgrade seats) of 3D model-based design products, including 76,400 seats of Revit, 52,500 seats of Autodesk Inventor and 30,400 seats of AutoCAD Civil 3D. While the rate of migration to 2D vertical products and 3D model-based design products varies from industry to industry, adoption of 2D vertical products and 3D model-based design software should increase the productivity of our customers in all industries and result in richer design data. However, this migration also poses various risks to us. In particular, if we do not successfully convert our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, sales of our 2D horizontal products may decrease without a corresponding increase in customer seats of our 2D vertical products and 3D model-based design products, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing emerging economies present significant growth opportunities for us. In fiscal 2008, revenue from emerging economies increased 40% as compared to fiscal 2007. Revenue from emerging economies represented 17% of fiscal 2008 net revenue as compared 14% of fiscal 2007 net revenue. Conducting business in these emerging economies presents significant challenges, including intellectual property protection and software piracy, which remain substantial problems.

Another significant part of our growth strategy is to continue to move customers to our Subscription Program. We strive to sell subscription contracts to all new customers, migrate existing upgrade customers to subscription contracts and renew subscription contracts with existing subscription customers. This business model results in a more efficient sales process than our traditional upgrade process and reduces volatility in our revenue. Moving customers to our Subscription Program ensures that we have more customers on current versions of our products, increases customer loyalty and increases the likelihood that they will migrate to our 3D model-based design products. All revenue from our Subscription Program is Maintenance Revenue on our Consolidated Statements of Income. Maintenance revenue grew 31% in fiscal 2008, as compared to growth of 54% in the prior fiscal year. Our subscription base has grown substantially over the past several years and now consists of nearly 1.5 million users. As a result, while we expect growth in maintenance revenue from our Subscription Program in the future to continue to be strong, we expect the growth rate to be lower than in the past.

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

Our assessment of likelihood of collection is also a critical factor in determining the timing of revenue recognition. If we do not believe that collection is probable, the revenue will be deferred until the earlier of when collection is deemed probable or payment is received.

Our product license revenue from distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns among other criteria. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from their customers. Our policy also presumes that we have no significant performance obligations in connection with the sale of our product licenses by our distributors and resellers to their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Product Returns Reserves.    We permit our distributors and resellers to return products up to a percentage of prior quarter purchases. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions, channel sell-in for applicable markets and other factors.

Our product returns reserves were $14.4 million at January 31, 2008 and $18.2 million at January 31, 2007. Product returns as a percentage of applicable revenue were 3.5% in fiscal 2008, 3.9% in fiscal 2007 and 3.7% in fiscal 2006. During fiscal year 2008 and 2007, we recorded additions to our product returns reserves of $43.6 million and $57.1 million, respectively, which reduced our revenue. While we believe our accounting practice for establishing and monitoring product returns reserves is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made.

Partner Incentive Reserves.    Autodesk has a Partner Incentive Program that uses quarterly attainment monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these reserves reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, reduces deferred revenue in the period the subscription transaction is billed, which results in a reduction to maintenance revenue over the maintenance contract period. Partner incentive reserves were $41.2 million and $28.3 million at January 31, 2008 and 2007, respectively.

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

Income Taxes.    We currently have $149.4 million of net deferred tax assets, mostly arising from net operating losses including stock option deductions taken in fiscal years prior to fiscal 2007, tax credits, non-deductible accruals and timing differences for purchased technologies and capitalized software, offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $408 million across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on February 1, 2007. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons such as current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts regarding realizability.

Share-Based Compensation.    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our Consolidated Statements of Income.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of our fiscal year 2007. Our consolidated financial statements for fiscal 2008 and 2007 reflect our adoption of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated for, and do not include the impact of, compensation expense calculated under SFAS 123R.

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

We use the Black-Scholes-Merton option-pricing model for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate the pro forma compensation expense under our SFAS 123 footnote disclosures. This model requires the input of assumptions, including expected stock price volatility, expected life, expected dividend yield and risk-free interest rate of each award. The parameters used in the model are reviewed on a quarterly basis and adjusted, as needed. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123R also requires certain changes to the accounting for income taxes, the method used in determining diluted shares, the application of a pre-vesting forfeiture rate against both pre-and post-adoption grants, as well as additional disclosure related to the cash flow effects resulting from share-based compensation.

Legal Contingencies.    As described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 6, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009. Autodesk is currently evaluating the impact that SFAS 141R will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009. Autodesk does not believe the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This statement is required to be adopted by Autodesk as of February 1, 2008. Autodesk does not believe the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This statement is effective as of February 1, 2008 for Autodesk’s 2009 fiscal year, including interim periods within our 2009 fiscal year, with the exception of a one year deferral for the implementation of the statement for other nonfinancial assets and liabilities. Autodesk does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

Overview of Fiscal 2008 Results of Operations

	Fiscal Year Ended January 31, 2008	As a % of Net Revenue	Fiscal Year Ended January 31, 2007	As a % of Net Revenue
	(in millions)
Net Revenue	$2,171.9	100%	$1,839.8	100%
Cost of revenue	206.9	9%	216.6	12%
Operating expenses	1,519.4	70%	1,273.5	69%

Income from Operations	$445.6	21%	$349.7	19%

The primary goals for fiscal 2008 were to continue our delivery of market-leading products and solutions to our customers and to drive revenue growth and increases in operating margins and operating cash flow. During fiscal 2008, we released our 2008 family of products, offering our customers continued advancements in design and authoring productivity as well as digital prototyping and product lifecycle management capabilities. During fiscal 2008, as compared to fiscal 2007, net revenue increased 18%, income from operations increased 27% and operating cash flow increased 23%.

Net revenue for fiscal 2008 increased due to an increase in license and other revenue of 14% and an increase in maintenance revenue from our Subscription Program of 31%. Net revenue for our 2D products and 3D model-based design products increased 13%, and 26%, respectively, during fiscal 2008, as compared to the prior fiscal year. A critical component of our growth strategy is to continue to add new 2D horizontal users, while migrating our customers to our higher value 2D vertical and 3D model-based design products.

Our total operating margin increased from 19% of net revenue in fiscal 2007 to 21% in fiscal 2008. This improvement is primarily due to an increase in our Media and Entertainment Segment’s operating income by $34.2 million in fiscal 2008 compared to the prior fiscal year. The increase in operating income from our Media and Entertainment Segment was due to higher gross margins from Advanced Systems resulting from a shift to sales of our Linux-based systems, a shift to system sales comprised of more software and less hardware and a 22% increase in net revenue from our Animation products. These increases were partially offset by an increase in amortization of acquisition-related intangibles of $11.3 million in fiscal 2008 as compared to fiscal 2007. We continue to invest in growth and productivity initiatives and, over the longer term we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. For fiscal 2009, we expect total costs and expenses to increase in absolute dollars, but decline slightly as a percentage of net revenue resulting in overall operating margin improvement as compared to fiscal 2008. We will continue to balance investments in revenue growth opportunities with our focus on increasing profitability.

We generate a significant amount of our revenue in the United States, Japan, Germany, United Kingdom, Italy, France, Canada, China, South Korea and Australia. The weaker value of the U.S. dollar relative to foreign currencies had a positive effect of $47.4 million on operating income in fiscal 2008 compared to fiscal 2007. Had exchange rates from fiscal 2007 been in effect during fiscal 2008, translated international revenue billed in local currencies would have been $71.2 million lower and operating expenses would have been $23.8 million lower. Foreign currencies had a minimal effect on financial results for fiscal 2007. Changes in the value of the U.S. dollar may have a significant effect on net revenue in future periods. We use foreign currency option collar contracts to reduce a portion of the current quarter exchange rate effect on the net revenue of certain anticipated transactions.

Throughout fiscal 2008, we maintained a strong balance sheet, generating $708.5 million of cash from operating activities as compared to $576.6 million during the previous fiscal year. We finished fiscal 2008 with $957.7 million in cash and marketable securities, of which $8.4 million is classified as long-term. This is an increase from the $777.9 million balance at January 31, 2007. We managed to achieve this increase while repurchasing 12.1 million shares of our common stock and continuing to invest in our business through acquisitions, including Robobat, NavisWorks and Hanna Strategies and investments in other growth initiatives. Comparatively, during the prior fiscal year we repurchased 4.2 million shares of our common stock, completed the acquisition of Constructware and invested in a 28% interest in Hanna Strategies. We completed fiscal 2008 with a higher deferred revenue balance and higher accounts receivable balance as compared to the previous fiscal year. Our deferred revenue balance at January 31, 2008 included $433.8 million of customer maintenance contracts related to our Subscription Program, which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenue

	Fiscal Year Ended January 31, 2008	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2007	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2006
		$	%		$	%
	(in millions)
Net Revenue:
License and other	$1,618.6	$202.7	14%	$1,415.9	$154.1	12%	$1,261.8
Maintenance	553.3	129.4	31%	423.9	148.5	54%	275.4

	$2,171.9	$332.1	18%	$1,839.8	$302.6	20%	$1,537.2

Net Revenue by Geographic Area:
Americas	$803.5	$69.0	9%	$734.5	$111.3	18%	$623.2
Europe, Middle East and Africa	875.5	188.0	27%	687.5	129.3	23%	558.2
Asia Pacific	492.9	75.1	18%	417.8	62.0	17%	355.8

	$2,171.9	$332.1	18%	$1,839.8	$302.6	20%	$1,537.2

Net Revenue by Operating Segment:
Design Solutions	$1,895.1	$300.5	19%	$1,594.6	$250.1	19%	$1,344.5
Media and Entertainment	258.6	24.0	10%	234.6	62.3	36%	172.3
Other	18.2	7.6	72%	10.6	(9.8)	-48%	20.4

	$2,171.9	$332.1	18%	$1,839.8	$302.6	20%	$1,537.2

Net Revenue—Design Solutions Segment:
Platform Solutions and Emerging Business Division and Other	$997.1	$118.2	13%	$878.9	$75.6	9%	$803.3
Architecture, Engineering and Construction Division	480.0	97.6	26%	382.4	98.1	35%	284.3
Manufacturing Solutions Division	418.0	84.7	25%	333.3	76.4	30%	256.9

	$1,895.1	$300.5	19%	$1,594.6	$250.1	19%	$1,344.5

Fiscal 2008 Net Revenue Compared to Fiscal 2007 Net Revenue

License and Other Revenue

License and other revenue are comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seats, revenue from the Autodesk Upgrade Program and revenue from the Autodesk Crossgrade Program. Other revenue consists of revenue from consulting and training services, revenue from the Autodesk Developers Network, Autodesk Collaborative Solution hosting revenue, Autodesk’s Location Services Division and revenue from Advanced Systems product support.

Growth in license and other revenue during fiscal 2008, as compared to fiscal 2007, was primarily due to growth in new seat revenue for most major products driven by the release of our 2008 family of products. Total license and other revenue increased 14% for fiscal 2008 as compared to the prior fiscal year. As a percentage of total net revenue, license and other revenue was 75% for fiscal 2008, 77% for fiscal 2007 and 82% for fiscal 2006.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its affiliates, who accounted for 14%, 12% and 11% of Autodesk’s consolidated net revenue for fiscal 2008, 2007 and 2006, respectively.

During fiscal 2008, we made changes to our Partner Incentive Programs to incent our value-added resellers to shift their focus to selling 2D vertical products and 3D model-based design products. These new programs, which are accounted for as a reduction to net revenue, drive a consistent treatment of incentives around the world by further reallocating incentives from our 2D horizontal products, AutoCAD and AutoCAD LT, to 2D vertical and 3D model-based design products. We believe that changes to our Partner Incentive Programs are having the intended effect of shifting our resellers’ focus to selling 2D vertical and 3D model-based design products.

Revenue from the sale of new seats increased 19% from fiscal 2007 to fiscal 2008. The increase is due to an 18% increase in revenue from new seats of our 2D products, primarily AutoCAD LT, AutoCAD, AutoCAD Mechanical and AutoCAD Architecture. The increase was also due to a 30% increase in revenue from new seats of our 3D model-based design products (Revit products, Autodesk Inventor products, AutoCAD Civil 3D, and NavisWorks software). The increase in new seat revenue was driven primarily by higher average sales prices per seat and volume growth in both our 2D design and 3D model-based design products.

The positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase in total net revenue in fiscal 2008 as compared to fiscal 2007. In addition, we experienced growth in net revenue in all three of our geographic regions and strong growth in the emerging economies of Europe, Middle East, Africa and Asia Pacific.

Upgrade revenue, which includes crossgrade revenue, decreased by 17% during fiscal 2008 as compared to the prior fiscal year, as expected. The decrease in upgrade revenue was driven primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products in fiscal 2008 as compared to the upgradeable base of our AutoCAD-based products in fiscal 2007, due to more customers on our Subscription Program. In addition, during the second half of fiscal 2008 and fiscal 2007, AutoCAD LT customers could crossgrade to any other product at a promotional rate, which contributed approximately $9.1 million to upgrade revenue in fiscal 2008 as compared to $21.4 million in fiscal 2007. We expect revenue from upgrades to continue to decline as we continue to execute on our strategy of moving customers to our Subscription Program.

Revenue from the sales of services, training and support, included in “License and other,” are immaterial for all periods presented.

Maintenance Revenue

Maintenance revenue consists of revenue derived from our Subscription Program. Under this program, customers are eligible to receive unspecified upgrades when-and-if-available, downloadable training courses and online support. We recognize maintenance revenue from our Subscription Program ratably over the maintenance contract periods. Maintenance revenue increased 31% for fiscal 2008 as compared to the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 25% for fiscal 2008, 23% for fiscal 2007, and 18% for fiscal 2006. Our Subscription Program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our new product releases and enhancements. We expect maintenance revenue to continue to increase both in absolute dollars and as a percentage of total net revenue as a result of increased Subscription Program enrollment, which is now at nearly 1.5 million users; however, we expect these growth rates to be lower than in the past. This shift away from upgrades toward a more predictable and sustainable maintenance revenue stream from the Subscription Program is consistent with our long-term strategy.

Due to the increase in our subscription base over time, the relative upgradeable installed base of the AutoCAD-based products not on subscription during fiscal 2008 was smaller than the upgradeable installed base of the AutoCAD-based products not on subscription during fiscal 2007. Maintenance revenue from subscriptions substantially exceeded revenue from upgrades in fiscal 2008.

Aggregate backlog at January 31, 2008 and January 31, 2007 was $521.5 million and $395.8 million, respectively, of which $506.1 million and $378.8 million represented deferred revenue and $15.4 million and

$17.0 million, respectively, related to current software license product orders which have not yet shipped at the end of each respective fiscal year. Deferred revenue consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw and Autodesk Constructware services, consulting services and deferred license sales. Backlog from current software license product orders which we have not yet shipped consists of orders for currently available license software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region increased by 9% during fiscal 2008, as compared to fiscal 2007, primarily due to a 22% increase in maintenance revenue from our Subscription Program. Revenue from new seats in the Americas increased 2% during fiscal 2008 as compared to fiscal 2007 driven by new seat revenue from our 3D model-based design products offset by a decline in new seat revenue from our 2D products compared to the prior fiscal year. Revenue from upgrades decreased by 14% in the Americas during fiscal 2008 compared to the prior fiscal year. Growth in the Americas was also impacted by a slowing economy that impacted growth rates for all of our products in the fourth quarter of fiscal 2008. Had exchange rates during fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenue in the Americas would have been $0.1 million lower in fiscal 2008.

Net revenue in the Europe, Middle East and Africa (“EMEA”) region increased by 27% during fiscal 2008, as compared to fiscal 2007, primarily due to a 37% increase in new seat revenue and 40% increase in maintenance revenue from our Subscription Program. Revenue from new seats in EMEA increased during fiscal 2008 as compared to fiscal 2007 driven by new seat revenue from our 2D design products and 3D model-based design products. These increases were partially offset by 24% decrease in revenue from upgrades. EMEA’s growth during fiscal 2008 was primarily due to growth in the local emerging economies and the United Kingdom, Germany, France, Belgium and Austria. Had exchange rates during fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenue in EMEA would have been $66.7 million lower in fiscal 2008.

Net revenue in the Asia Pacific (“APAC”) region increased 18% during fiscal 2008, as compared to fiscal 2007, primarily due to an 18% increase in new seats revenue, a 32% increase in maintenance revenue from our Subscription Program, and a 9% increase in revenue from upgrades. Revenue from new seats in APAC increased due to strong new seat revenue from our 2D products and 3D model-based design products. Net revenue growth in APAC during fiscal 2008 occurred primarily due to growth in the local emerging economies, Japan, South Korea and Australia. Had exchange rates during fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenue in APAC would have been $4.4 million lower in fiscal 2008.

We believe that international net revenue will continue to comprise a majority of our total net revenue. Economic weakness in any of the countries that contributes a significant portion of our net revenue could have an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to foreign currencies could significantly affect our future financial results for a given period. International net revenue represented 69% of our net revenue in fiscal 2008 and 66% of our net revenue in fiscal 2007. Net revenue in emerging economies grew by 40% from fiscal 2007 to fiscal 2008, primarily due to revenue from the EMEA emerging economies, China and India. This growth was a significant factor in our international sales growth during fiscal 2008.

Net Revenue by Operating Segment

Net revenue for the Design Solutions Segment increased 19% during fiscal 2008, as compared to fiscal 2007, primarily due to a 21% increase in new seat revenue and a 32% increase in maintenance revenue from our Subscription Program. These increases were partially offset by a 17% decrease in upgrade revenue in fiscal 2008 as compared to fiscal 2007. Maintenance revenue increased to 26% of Design Solutions Segment revenue during fiscal 2008 compared to 24% in fiscal 2007.

Net revenue for the Media and Entertainment Segment increased 10% during fiscal 2008, as compared to fiscal 2007. During fiscal 2008, net revenue from our Animation business line increased 22% due to increases in revenue from our animation products 3ds Max and Maya. Net revenue growth from Advanced Systems was flat as compared to the prior fiscal year due to the migration of our Advanced Systems solutions from SGI hardware to PC-based hardware systems which have a lower price but generate better margins.

Fiscal 2007 Net Revenue Compared to Fiscal 2006 Net Revenue

License and Other Revenue

The 12% increase in net revenue during fiscal 2007, as compared to fiscal 2006, was due to an increase in sales of new seats, an increase in the sales of subscription contracts which are recognized as maintenance revenue and an increase in crossgrade revenue. Revenue from the sale of new seats increased due to volume growth and higher average sales prices in our AutoCAD, AutoCAD LT, and our 3D model-based design products. In addition, the introduction of our Maya and StudioTools products resulting from the January 2006 acquisition of Alias contributed to the growth in revenue during fiscal 2007. We experienced strong growth in all three of our geographic regions and strong growth rates in the emerging economies of Asia Pacific, Eastern Europe and the Middle East, and Latin America from fiscal 2006 to fiscal 2007. These increases were partially offset by a decline in revenue from upgrades resulting primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products during fiscal 2007 compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year.

Growth in license and other revenue during fiscal 2007, as compared to fiscal 2006, was primarily due to an increase in the sale of commercial new seats for most major products driven by our new product releases during fiscal 2007. The 19% increase in revenue from the sale of new seats from fiscal 2006 to fiscal 2007 was driven by volume growth in AutoCAD, AutoCAD LT and most major products, as well as growing sales of our 3D model-based design products. These increases were partially offset by a 7% decrease in revenue from upgrades driven by the relatively smaller size of the upgradeable base of our AutoCAD-based products in fiscal 2007 compared to the size of the upgradeable base of our AutoCAD-based products in fiscal 2006 and the success of our Subscription Program in fiscal 2006. Revenue from the sales of services, training and support are immaterial for all periods presented.

Maintenance Revenue

Maintenance revenue from our Subscription Program increased 54% for fiscal 2007 as compared to the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 23% for fiscal 2007 and 18% for fiscal 2006. The upgradeable installed base of the AutoCAD-based products not on subscription during fiscal 2007 was smaller than the upgradeable installed base of AutoCAD-based products not on subscription during fiscal 2006. As a result, overall maintenance revenue from subscriptions exceeded revenue from upgrades in fiscal 2007.

Deferred revenue consists primarily of deferred maintenance revenue from our Subscription Program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw and Autodesk Constructware services, consulting services and deferred license sales. Backlog from current software license product orders which we have not yet shipped consists of orders for currently available license software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. Aggregate backlog at January 31, 2007 and January 31, 2006 was $395.8 million and $283.5 million, respectively, of which $17.0 million for both fiscal years related to current software license product orders which have not yet shipped at the end of each respective fiscal year.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and their affiliates, who accounted for 12% of fiscal 2007 net revenue and 11% of fiscal 2006 net revenue.

Net Revenue by Geographic Area

Net revenue in the Americas region increased 18% during fiscal 2007, as compared to fiscal 2006, primarily due to strong maintenance revenue, as well as revenue from products acquired in our acquisition of Alias in January 2006 and from growth in revenue from sales of new seats driven by new product releases during fiscal 2007. Revenue from upgrades in the Americas declined by 4% during fiscal 2007 compared to the same period in the prior fiscal year. Had exchange rates during fiscal 2006 been in effect during the same period of fiscal 2007, translated net revenue would have been lower by $0.3 million in fiscal 2007.

Net revenue in the EMEA region increased 23% during fiscal 2007, as compared to fiscal 2006, primarily due to an increase in the sale of new seats resulting from new product releases, combined with a strong increase in maintenance revenue and revenue from new products acquired from Alias. Revenue from upgrades in EMEA experienced a 2% decline from fiscal 2006 to fiscal 2007. EMEA’s strong growth during fiscal 2007 was primarily due to growth in the local emerging economies, Germany, the United Kingdom, France and Italy. Had exchange rates during fiscal 2006 been in effect during the same period of fiscal 2007, translated net revenue would have been lower by $10.3 million in fiscal 2007.

Net revenue in the APAC region increased 17% during fiscal 2007, as compared to fiscal 2006, primarily due to strong growth in revenue from sales of new seats resulting from new product releases, followed by strong growth in maintenance revenue. Revenue from upgrades in APAC declined by 29% during fiscal 2007 compared to fiscal 2006. Net revenue growth in APAC during fiscal 2007 primarily occurred in China, South Korea, Australia and India. The increase in APAC net revenue during fiscal 2007 compared to the same period in the prior fiscal year was also due to revenue from new products acquired from Alias. This revenue growth was offset by significant declines in the net revenue growth in Japan for 2D and 3D products. Had exchange rates for fiscal 2006 been in effect during the same period of fiscal 2007, translated net revenue in the APAC region would have been higher by $9.7 million in fiscal 2007.

International net revenue represented 66% of our net revenue in both fiscal 2007 and fiscal 2006. Net revenue in emerging economies grew by 39% from fiscal 2006 to fiscal 2007, primarily due to revenue from China, India, EMEA emerging economies and Latin America. This growth was a significant factor in our international sales growth during fiscal 2007. Had exchange rates during fiscal 2006 been in effect during the same period of fiscal 2007, translated international revenue would have been $1.0 million lower in fiscal 2007.

Net Revenue by Operating Segment

Net revenue for the Design Solutions Segment increased 19% during fiscal 2007, as compared to fiscal 2006, primarily due to a 20% increase in new seat revenue and a 48% increase in maintenance from our Subscription Program. These increases were partially offset by a 6% decrease in revenue from upgrades in fiscal 2007 as compared to fiscal 2006. Maintenance revenue from our Subscription Program increased to 24% of Design Solutions Segment revenue during fiscal 2007 compared to 20% in fiscal 2006. Sales of AutoCAD and AutoCAD LT continued to comprise a significant portion of our net revenue. Such sales, reflected in the net revenue for the Platform Solutions and Emerging Business Division and Other, represented 40% of net revenue in fiscal 2007 and 43% of consolidated net revenue in the same period of the prior fiscal year, increasing 11% in absolute dollars between the periods. Net revenue for our 3D model-based design products (Autodesk Inventor products, Revit products and AutoCAD Civil 3D) increased 41% during fiscal 2007 compared to fiscal 2006. Total sales of 3D model-based design products represented 22% of consolidated net revenue in fiscal 2007 compared to 18% in fiscal 2006.

Net revenue for the Media and Entertainment Segment increased during fiscal 2007, as compared to fiscal 2006, primarily from revenue increases in our Animation business line, from both our January 2006 acquisition of Alias and the introduction of new versions of 3ds Max and Maya products during the second quarter of fiscal 2007. Although net revenue from Advanced Systems sales did not increase significantly during fiscal 2007 compared to the same period in the prior fiscal year, such sales progressively improved during each quarter of fiscal 2007 as a result of substantial progress made in the transition of our Advanced Systems product portfolio from SGI hardware to PC-based hardware systems.

Cost of Revenue

	Fiscal Year Ended January 31, 2008	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2007	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2006
		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$198.3	$(9.6)	-5%	$207.9	$49.9	32%	$158.0
Maintenance	8.6	(0.1)	-1%	8.7	(4.4)	-34%	13.1

	$206.9	$(9.7)	-4%	$216.6	$45.5	27%	$171.1

As a percentage of net revenue	10%			12%			11%

Cost of license and other revenue includes direct material and overhead charges, labor costs of fulfilling service contracts and order processing, royalties, amortization of purchased technology, and stock-based compensation expense under SFAS 123R. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the Media and Entertainment Segment in fiscal 2008, and SGI hardware for Advanced Systems in the Media and Entertainment Segment in fiscal 2007 and 2006), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue decreased 5% during fiscal 2008, as compared to fiscal 2007, due primarily to a shift in Advanced Systems from SGI hardware to PC-based hardware. The increase in cost of license and other revenue during fiscal 2007, as compared to fiscal 2006, was primarily due to higher amortization of purchased technology resulting from recent acquisitions and stock-based compensation expense under SFAS 123R, which together represented 1% of revenue.

Cost of maintenance revenue includes costs of sales associated with maintenance under our Subscription Program. Costs of maintenance revenue remained relatively flat during fiscal 2008 as compared to the prior fiscal year. The decrease in cost of maintenance revenue during fiscal 2007, as compared to fiscal 2006, was due primarily to the cessation of amortization for an information technology system supporting our Subscription Program, which became fully amortized during the second quarter of fiscal 2006 and which was retired from operation in the third quarter of fiscal 2008. The amortization reduction was partially offset by incremental direct program costs incurred as part of the growth of our Subscription Program.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, changing consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the effect of expensing employee stock-based compensation expense. We expect cost of revenue to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during fiscal 2009, as compared to fiscal 2008.

Marketing and Sales

	Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2006
		$	%		$	%
	(in millions)
Marketing and sales	$842.7	$146.6	21%	$696.1	$140.1	25%	$556.0
As a percentage of net revenue	39%			38%			36%

Marketing and sales expenses include salaries, benefits and bonuses for our marketing and sales employees, travel and facility costs for our marketing, sales, dealer training and support, stock-based compensation expense under SFAS 123R for stock awards granted to marketing and sales employees, labor costs of order processing, dealer and sales commissions and overhead charges. These expenses also include costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs designed for specific sales channels and end users.

Marketing and sales expense increased 21% during fiscal 2008, as compared to fiscal 2007, primarily due to $95.5 million of higher employee-related costs driven by increased marketing and sales headcount and increased commissions and commission accelerators from higher revenue in fiscal 2008 as compared to fiscal 2007. The increase was also due to $18.5 million of increased marketing and promotion costs related to product launches, trade shows, branding, and demand generation.

The increase of marketing and sales expenses during fiscal 2007, as compared to fiscal 2006, was primarily due primarily to a $55.8 million increase in employee-related costs driven by increased marketing and sales headcount, $41.9 million of stock-based compensation expense due to the adoption of SFAS 123R in fiscal 2007, and $29.6 million of increased marketing and promotion costs related to product launches, trade shows, branding, and demand generation. Marketing and sales headcount increased as a result of organic growth as well as the acquisition of Alias.

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support. As a result, we expect marketing and sales expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue in fiscal 2009, as compared to fiscal 2008.

Research and Development

	Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2006
		$	%		$	%
	(in millions)
Research and development	$485.3	$79.0	19%	$406.3	$103.1	34%	$303.2
As a percentage of net revenue	22%			22%			20%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, stock-based compensation expense under SFAS 123R for stock awards granted to research and development employees, overhead charges, purchased in-process technology and depreciation of computer equipment used in software development.

Research and development expenses increased 19% during fiscal 2008, as compared to fiscal 2007, primarily due to an increase in employee related costs of $33.2 million driven by increased research and development headcount, and an $11.6 million increase in consulting services and in-process technology purchases from Hanna Strategies. Also contributing to the increase in research and development expenses was $5.5 million of in-process research and development from acquisitions during fiscal 2008. Additionally, in the fourth quarter of fiscal 2008 we accelerated certain internal product development initiatives that increased research and development costs.

During fiscal 2008, we incurred a total of approximately $38.3 for consulting services and in-process technology purchases from Hanna Strategies compared to $26.7 million in the prior year. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. During the fourth quarter of fiscal 2008 we acquired the remaining 72% ownership interest in Hanna Strategies for net consideration of $13.5 million. See Note 14, “Related Parties,” in Notes to Consolidated Financial Statements for further discussion of this acquisition.

The increase in research and development expenses during fiscal 2007, as compared to fiscal 2006, resulted primarily from an increase in wages and salaries driven by an increase in headcount of $55.4 million and the recognition of $30.1 million of stock-based compensation expense due to the adoption of SFAS 123R during fiscal 2007. During fiscal 2007, we incurred a total of approximately $26.7 for consulting services and in-process technology purchases from Hanna Strategies compared to $27.0 million in the prior year. During the first quarter of fiscal 2007, we also acquired a 28% ownership interest in Hanna Strategies for cash consideration of $12.5 million.

Overall, we have increased our investment in research and development during fiscal 2008 as compared to the prior fiscal year to create new products and new versions of existing products, broader interoperability, accelerated localization efforts and improvements in visualization, simulation and analysis. We expect research and development expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during fiscal 2009, as compared to fiscal 2008, as we continue to invest in product development and acquire new technology in fiscal 2009.

General and Administrative

	Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2006
		$	%		$	%
	(in millions)
General and administrative	$191.4	$20.3	12%	$171.1	$42.7	33%	$128.4
As a percentage of net revenue	9%			9%			8%

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel as well as professional fees for legal and accounting services, overhead costs, stock-based compensation expense under SFAS 123R for stock awards granted to general and administrative employees, litigation costs and amortization expense of customer relationships and trademarks acquired.

General and administrative expenses increased 12% from fiscal 2007 to fiscal 2008 primarily due to a $19.6 million increase in employee related costs, due to an increase in general and administrative headcount. The 33% increase in general and administrative expenses from fiscal 2006 to fiscal 2007 was primarily due to the recognition of $16.9 million of stock-based compensation expense as a result of the adoption of FAS 123R, and a $7.9 million increase in employee-related costs, due to an increase in general and administrative headcount. General and administrative headcount increased as a result of organic growth. We expect general and administrative expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during fiscal 2009, as compared to fiscal 2008.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2008	2007	2006
	(in millions)
Interest and investment income, net	$33.4	$18.6	$13.2
Loss on cost method investment	(5.0)	—	—
Investment impairment	(4.0)	—	—
Loss from unconsolidated subsidiary	(3.4)	(4.3)	—
Recovery of funds from an acquisition escrow account	—	2.2	—
Gain (loss) on foreign currency transactions	0.1	(0.3)	(0.7)
Other income	3.3	0.6	0.7

	$24.4	$16.8	$13.2

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during fiscal 2008, as compared to fiscal 2007, reflects proportionately higher cash balances and interest rate yields during the fiscal 2008. The increase in interest and investment income, net, during fiscal 2007 as compared to fiscal 2006 reflects proportionately higher interest rate yields during 2007 when compared with 2006. The increase in interest and investment income, net, for fiscal 2008 was partially offset by a loss on a cost method investment and an impairment of our 28% equity investment in Hanna Strategies.

Our 28% ownership interest in Hanna Strategies, accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock,” resulted in a loss from unconsolidated subsidiary representing our 28% ownership interest in Hanna Strategies’ results of operations through January 2, 2008, when we acquired the remaining 72%.

In addition, during fiscal 2007 we also received $2.2 million recovery of funds from an escrow account established for a prior acquisition.

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

On February 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. Under FIN 48, companies are required to recognize the benefit from a tax position only if it is “more likely than not” that the tax position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarified how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. The provisions of FIN 48 were effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on our assessment, we recorded an increase to opening retained earnings during the first quarter of fiscal 2008 for tax benefits not previously recognized of $26.4 million as a result of adopting FIN 48.

Our effective tax rate increased by 3% from fiscal 2007 to fiscal 2008. The increase was primarily the result of a reduction in tax benefits, as a percentage of pre-tax earnings, from the lapse of statute of limitations or audit closures and the phase-out of extraterritorial income exclusion.

Our effective tax rate increased by 6% from fiscal 2006 to fiscal 2007. The increase was primarily the result of non-deductible SFAS 123R expense and a reduction in tax benefits, as a percentage of pre-tax earnings, from the repatriation of certain foreign dividends at a rate lower than the 35% Federal statutory rate under the American Jobs Creation Act of 2004 (“DRD Legislation”). The DRD Legislation was not available after fiscal 2006.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings which are taxed at rates different from the Federal statutory rate, research credits, SFAS 123R, FIN 48, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At January 31, 2008, we had net deferred tax assets of $149.4 million. Realization of these assets is dependent on our ability to generate approximately $408 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

For additional information regarding our income tax provision, see Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements.

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

At January 31, 2008, our principal sources of liquidity were cash, cash equivalents and short-term marketable securities totaling $949.3 million and net accounts receivable of $386.5 million. In addition, we also have available a U.S. line of credit facility. This line of credit permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Autodesk pays a quarterly commitment fee, ranging between $62,500 and $156,250, to maintain this facility. This facility expires in August 2012 and there were no borrowings outstanding at January 31, 2008.

At January 31, 2008, our investment portfolio included auction rate securities with an estimated fair value of $8.4 million ($9.0 million cost basis). Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that are reset at auction every 28 days. These AAA-rated auction rate securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. The failed auctions resulted in the interest rate on these investments resetting at Libor plus 125 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so without a loss of principal unless a future auction on these investments is successful. Autodesk has reduced the carrying value of these investments by $0.6 million through other comprehensive income or loss to reflect a temporary impairment on these securities. Currently, Autodesk believes these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, the Company has the intention and ability to hold the securities until the value recovers or to maturity. Due to the lack of liquidity of these investments, they are included in “Marketable securities—non-current.” Autodesk will continue to evaluate its accounting for these investments on a quarterly basis. See Note 12, “Financial Instruments,” for further discussion of Autodesk’s financial instruments.

Net cash flows provided by operating activities increased $131.9 million to $708.5 million during fiscal 2008 as compared to the prior fiscal year. The increase was primarily due to an increase in net income of $66.5 million from fiscal 2007 to fiscal 2008 and improved working capital management. Net working capital changes were driven primarily by increases in accrued compensation and other accrued liabilities that increased cash flows from operations by $38.4 million and $26.9 million, respectively.

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: development of new software products and incremental product offerings resulting from the enhancement of existing products; financing anticipated growth; the share repurchase program; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In addition, $26.7 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans as of January 31, 2008. See Note 4, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during fiscal 2008 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at January 31, 2008.

	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Thereafter

	(in millions)
Operating lease obligations	$229.6	$61.4	$92.5	$50.9	$24.8
Purchase obligations	39.0	39.0	—	—	—

Total(1)(2)	$268.6	$100.4	$92.5	$50.9	$24.8

(1)	Total does not include contractual obligations recorded on the balance sheet or certain purchase obligations as discussed below.
(2)	The table also excludes our liability for unrecognized tax benefits in accordance with FIN 48, which totaled $152.4 million as of January 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities. See Note 3 “Income Taxes” to the Notes to the Consolidated Financial Statements.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Purchase orders or contracts for the purchase of supplies, services and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies, services or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, in most instances, the obligations under these contracts are not significant and the contracts contain clauses allowing for cancellation without significant penalty. In addition, we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenue, was $14.9 million in fiscal 2008, $16.8 million in fiscal 2007, $12.1 million in fiscal 2006.

Principal commitments at January 31, 2008 shown above consist of obligations under operating leases for facilities and computer equipment, IT infrastructure costs, marketing costs and contractual development costs. Purchase commitments also include $24.5 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time elapses during the five-year contract period.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

As of January 31, 2008, we maintained two active stock option plans for the purpose of granting stock options to employees and non-employee members of Autodesk’s Board of Directors (“Board”): the 2006 Employee Stock Plan (“2006 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding, including the 1996 Stock Plan which was replaced by the 2006 Employee Stock Plan in March 2006.

The 2006 Plan, which was approved by Autodesk’s stockholders on November 10, 2005, reserved 9.65 million shares of Autodesk common stock plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under the plan. At January 31, 2008, 2.5 million shares were available for future issuance under this plan. The 2006 Plan expires in March 2008. The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At January 31, 2008, 0.31 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

On November 6, 2007, Autodesk’s stockholders approved a new stock plan, the 2008 Employee Stock Plan (the “2008 Plan”), to become effective in March 2008 upon the expiration of the 2006 Plan. The 2008 Plan reserves 16.5 million shares of Autodesk common stock, plus 0.48 million shares that remained available for issuance under the 2006 Stock Plan upon its expiration, for issuance under that plan. The 2008 Plan will permit the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued for awards of restricted stock and restricted stock units. The 2008 Plan will expire in March 2011.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 94% of the options we granted during fiscal 2008 were awarded to employees other than our CEO, CFO and the three other most highly compensated officers for fiscal 2008, which we refer to as our Named Executive Officers. Options granted under our equity plans during fiscal 2008 vest over periods ranging from one to four years and expire within six to ten years of the date of grant. Since March 2005, the exercise price of all stock options granted is equal to the fair market value of the stock on the grant date.

All stock option grants to executive officers are made by the Compensation and Human Resources Committee of the Board of Directors. All members of the Compensation and Human Resources Committee are independent directors, as defined by the listing standards of the NASDAQ Global Select Market. Grants to our non-employee directors are non-discretionary and are pre-determined by the terms of the 2000 Plan.

For further information concerning Autodesk’s policies and procedures regarding the use of stock options, see “Compensation Discussion and Analysis” incorporated herein by reference to the section entitled “Executive Compensation,” in our Proxy Statement for our fiscal year 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 31, 2008.

In addition to our stock option plans, our employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan (“ESP Plan”). Eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2008, 22.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total outstanding shares plus any shares repurchased by Autodesk during the prior fiscal year. We typically issue shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to this review, Autodesk was not current with its reporting obligations under the Securities Exchange Act of 1934 until June 2007, and suspended contributions and purchases under the ESP Plan during the third quarter of fiscal 2007 and the first quarter of fiscal 2008. On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million to non-executive employees enrolled in the ESP Plan at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid. On March 22, 2007, Autodesk’s Board of Directors approved an amendment, which superseded the September 18, 2006 amendment, which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007, unless they elected not to participate. In June 2007 the Company became current with its financial filings and resumed employee contributions to the ESP Plan.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency forward and option contracts to manage our foreign currency exposures that exist as part of our ongoing business operations, but such contracts do not extend beyond the current quarter. Contracts are primarily denominated in euros, British pounds, Japanese yen, Swiss francs, and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on the net revenue of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2008 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2008 would increase the fair value of our forward exchange and option contracts by $3.9 million. A hypothetical 10% depreciation of the dollar from its value at January 31, 2008 would decrease the fair value of our forward exchange and option contracts by $2.8 million. The results of the sensitivity analysis performed on our hedging portfolio as of January 31, 2007 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2007 would have increased the fair value of our forward exchange and option contracts by $0.4 million and a hypothetical 10% depreciation of the dollar from its value at January 31, 2007 would have increased the fair value of our forward exchange and option contracts by $0.9 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

At January 31, 2008, we had an investment portfolio of fixed income securities and short term mutual fund balances of $31.4 million. These securities were not subject to interest rate fluctuations. At January 31, 2007, we had an investment portfolio of fixed income securities and short term mutual fund balances of $112.0 million. These securities were also not subject to interest rate fluctuations. The short-term mutual fund balances included $26.7 million at January 31, 2008 and $27.2 million at January 31, 2007 of amounts held in a rabbi trust under deferred compensation arrangements. See Note 4, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2008	2007	2006
	(in millions, except per share data)
Net revenue:
License and other	$1,618.6	$1,415.9	$1,261.8
Maintenance	553.3	423.9	275.4

Total net revenue	2,171.9	1,839.8	1,537.2

Costs and expenses:
Cost of license and other revenue	198.3	207.9	158.0
Cost of maintenance revenue	8.6	8.7	13.1
Marketing and sales	842.7	696.1	556.0
Research and development	485.3	406.3	303.2
General and administrative	191.4	171.1	128.4

Total costs and expenses	1,726.3	1,490.1	1,158.7

Income from operations	445.6	349.7	378.5
Interest and other income, net	24.4	16.8	13.2

Income before income taxes	470.0	366.5	391.7
Provision for income taxes	(113.8)	(76.8)	(58.1)

Net income	$356.2	$289.7	$333.6

Basic net income per share	$1.55	$1.26	$1.46

Diluted net income per share	$1.47	$1.19	$1.35

Shares used in computing basic net income per share	230.3	230.7	229.0

Shares used in computing diluted net income per share	242.0	243.2	247.5

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2008	January 31, 2007
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$917.9	$665.9
Marketable securities	31.4	112.0
Accounts receivable, net	386.5	301.3
Deferred income taxes	98.1	78.1
Prepaid expenses and other current assets	47.9	32.4

Total current assets	1,481.8	1,189.7
Marketable securities	8.4	—
Computer equipment, software, furniture and leasehold improvements, net	80.2	65.6
Purchased technologies, net	64.4	51.3
Goodwill	443.4	355.3
Deferred income taxes, net	51.3	59.8
Other assets	79.4	75.8

	$2,208.9	$1,797.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79.3	$61.0
Accrued compensation	162.4	120.7
Accrued income taxes	14.4	23.6
Deferred revenues	400.7	311.4
Other accrued liabilities	89.7	57.5

Total current liabilities	746.5	574.2
Deferred revenues	105.4	67.4
Long term income taxes payable	86.5	—
Other liabilities	40.0	40.9
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 million shares authorized; none issued or outstanding at January 31, 2008 and 2007	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 million shares authorized; 230.0 million shares outstanding at January 31, 2008 and 231.1 million shares outstanding at January 31, 2007	998.3	908.3
Accumulated other comprehensive income (loss)	13.8	(3.6)
Retained earnings	218.4	210.3

Total stockholders’ equity	1,230.5	1,115.0

	$2,208.9	$1,797.5

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2008	2007	2006
	(in millions)
Operating Activities
Net income	$356.2	$289.7	$333.6
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	5.5	—	9.1
Depreciation and amortization	61.3	53.5	43.7
Stock-based compensation expense	99.3	94.3	4.6
Net loss on fixed asset disposals	—	—	0.1
Tax benefits from employee stock plans	—	5.1	124.6
Restructuring related charges, net	—	1.1	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(78.3)	(39.8)	(45.8)
Deferred income taxes	56.5	40.1	(84.0)
Prepaid expenses and other current assets	(13.6)	11.0	(0.7)
Accounts payable and accrued liabilities	81.4	2.4	(14.4)
Deferred revenues	125.6	107.1	71.7
Accrued income taxes	14.6	12.1	(27.3)

Net cash provided by operating activities	708.5	576.6	415.2

Investing Activities
Purchases of available-for-sale marketable securities	(727.0)	(345.0)	(279.3)
Sales and maturities of available-for-sale marketable securities	799.1	325.2	204.0
Business combinations, net of cash acquired	(114.5)	(52.5)	(242.1)
Capital and other expenditures	(43.3)	(35.3)	(20.5)
Acquisition of equity investment	—	(12.5)	—
Other investing activities	—	2.3	(0.1)

Net cash used in investing activities	(85.7)	(117.8)	(338.0)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	187.3	74.2	144.6
Repurchases of common stock	(563.0)	(154.4)	(446.6)
Dividends paid	—	—	(3.4)
Other financing activities	—	—	(0.2)

Net cash used in financing activities	(375.7)	(80.2)	(305.6)

Effect of exchange rate changes on cash and cash equivalents	4.9	0.1	(2.1)

Net increase (decrease) in cash and cash equivalents	252.0	378.7	(230.5)
Cash and cash equivalents at beginning of year	665.9	287.2	517.7

Cash and cash equivalents at end of period	$917.9	$665.9	$287.2

Supplemental cash flow information:
Net cash paid during the period for income taxes	$47.1	$14.7	$44.2

Supplemental non-cash investing activity:
Increase in goodwill and corresponding change in other accrued liabilities resulting from adjustments to purchase accounting estimates	$6.4	$2.5	$—

Accounts receivable and other receivable reductions as partial consideration in business combinations	$—	$—	$2.4

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock and additional paid-in capital		Comprehensive income	Accumulated other comprehensive income (loss)	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balances, January 31, 2005	227.6	$656.2		$(2.8)	$(10.5)	$6.9	$649.8
Common shares issued under stock option and stock purchase plans	13.7	144.6			(5.8)		138.8
Compensation expense related to stock options		4.6			6.2		10.8
Tax benefits from employee stock plans		124.6					124.6
Comprehensive income:
Net income			$333.6			333.6	333.6
Foreign currency translation adjustment			(4.6)	(4.6)			(4.6)

Comprehensive income			$329.0

Dividends paid						(3.4)	(3.4)
Repurchase and retirement of common shares	(11.7)	(126.2)				(320.4)	(446.6)

Balances, January 31, 2006	229.6	803.8		(7.4)	(10.1)	16.7	803.0
Common shares issued under stock option and stock purchase plans	5.7	74.2					74.2
Compensation expense related to stock options		94.3					94.3
Reclassifications required by SFAS 123R		(10.8)			10.1		(0.7)
Tax benefits from employee stock plans		5.1					5.1
Comprehensive income:
Net income			$289.7			289.7	289.7
Foreign currency translation adjustment			3.8	3.8			3.8

Comprehensive income			$293.5

Repurchase and retirement of common shares	(4.2)	(58.3)				(96.1)	(154.4)

Balances, January 31, 2007	231.1	908.3		(3.6)	—	210.3	1,115.0
Cumulative effect of the adoption of FIN 48		(1.4)				26.4	25.0
Common shares issued under stock option and stock purchase plans	11.0	187.3					187.3
Compensation expense related to stock options		99.3					99.3
Tender offer		(4.4)					(4.4)
Tax benefits from employee stock plans		(2.3)					(2.3)
Comprehensive income:
Net income			$356.2			356.2	356.2
Other comprehensive income, net of tax:
Change in unrealized loss on available-for-sale securities			(0.4)
Foreign currency translation adjustment			17.8

Other comprehensive income			17.4	17.4			17.4

Comprehensive income			$373.6

Repurchase and retirement of common shares	(12.1)	(188.5)				(374.5)	(563.0)

Balances, January 31, 2008	230.0	$998.3		$13.8	$—	$218.4	$1,230.5

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

(In millions of dollars, except share and per share data)

Note 1.	Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is one of the world’s leading design software and services companies, offering customers progressive business solutions through powerful technology products and services. The Company helps customers in the architectural, engineering, construction, manufacturing, geospatial mapping and digital media markets. The Company’s state of the art software products enable its customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities give Autodesk’s customers the flexibility to optimize and improve their designs before they actually begin the building process, helping save time and money, improving quality and fostering innovation. Autodesk software products are sold in over 160 countries, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Autodesk’s consolidated financial statements and notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

Examples of significant estimates and assumptions made by management involve the determination of the fair value of stock awards to employees and directors (See “Employee Stock-Based Compensation” within this Note 1 and Note 2, “Employee and Director Benefit Plans,” for further discussion), product returns accruals, partner incentive accruals, allowance for doubtful accounts, tax accruals, the realizability of deferred tax assets and long-lived assets, goodwill valuation, and legal settlement reserves.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward Foreign Exchange Contracts (“Forwards”) and Option Contracts (“Options”)

Autodesk hedges a portion of its European, Asian and Canadian currency exposures in certain receivables and payables as well as certain anticipated cash flows denominated in foreign currencies using forwards and options. These foreign currency instruments, by policy, have maturities of less than three months.

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

Marketable Securities

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted are classified as current assets. Auction rate securities with an estimated fair value of $8.4 million at January 31, 2008 are classified as non-current marketable securities; for additional information see Note 12, “Financial Instruments.”

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

All of Autodesk’s available-for-sale marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk has recorded $0.6 million of unrealized loss, which was considered temporary, through other comprehensive income during fiscal year 2008. No impairment charges were recorded on any investments during the years ended 2007 or 2006. For additional information, see “Concentration of Credit Risk” within this Note 1, and Note 12, “Financial Instruments.”

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2008	2007
Trade accounts receivable	$439.0	$341.5
Less: Allowance for doubtful accounts	(7.8)	(9.9)
Less: Product returns and other reserves	(44.7)	(30.3)

Accounts receivable, net	$386.5	$301.3

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

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer. Approximately 21% and 26% of Autodesk’s consolidated cash, cash equivalents and marketable securities were held with financial institutions in the United States at January 31, 2008 and 2007, respectively. Cash held in the Other Americas; Europe, Middle East and Africa; and Asia/Pacific regions accounted for 1%, 42% and 36% of total consolidated cash, cash equivalents and marketable securities, respectively, at January 31, 2008. Cash held in the Other Americas; Europe, Middle East and Africa; and Asia/Pacific regions accounted for 2%, 48% and 24% of total consolidated cash, cash equivalents and marketable securities, respectively, at January 31, 2007.

At January 31, 2008, Autodesk’s investment portfolio included auction rate securities with an estimated fair value of $8.4 million ($9.0 million cost basis). See Note 12, “Financial Instruments,” for further discussion of Autodesk’s financial instruments including its auction rate securities.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; Europe, Middle East and Africa; and Asia/Pacific regions. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In fiscal 2008, 2007 and 2006, total sales to Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 14%, 12% and 11% of Autodesk’s consolidated net revenue, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Design Solutions Segment. In addition, Tech Data accounted for 15% and 16% of gross accounts receivable at January 31, 2008 and 2007, respectively.

Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $33.9 million in fiscal 2008, $31.0 million in fiscal 2007 and $33.8 million in fiscal 2006.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2008	2007
Computer equipment, software and furniture, at cost	$257.9	$224.4
Leasehold improvements, at cost	61.2	43.0

	319.1	267.4
Less: Accumulated depreciation	(238.9)	(201.8)

Computer equipment, software, furniture and other leasehold improvements, net	$80.2	$65.6

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the expected useful life of the software, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a one year period, if material. Autodesk had no capitalized software development costs at January 31, 2008 and January 31, 2007.

Purchased Technologies, Net

Purchased technologies are amortized over the estimated economic life of the product, which ranges from one to seven years. Amortization expense, which is included as a component of cost of revenue, was $15.9 million in fiscal 2008, $12.9 million in fiscal 2007 and $8.2 million in fiscal 2006.

Purchased technologies and related accumulated amortization at January 31 were as follows:

	2008	2007
Purchased technologies	$227.5	$199.4
Less: Accumulated amortization	(163.1)	(148.1)

Purchased technologies, net	$64.4	$51.3

The weighted average amortization period for purchased technologies acquired during fiscal 2008 was 5.3 years.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future amortization expense for purchased technologies for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
2009	$17.0
2010	15.4
2011	14.3
2012	11.8
2013	3.5
Thereafter	2.4

Total	$64.4

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Autodesk assigns goodwill to the reportable segment associated with each business combination. As required under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” Autodesk does not amortize goodwill but instead tests it for impairment annually in the fourth quarter or more often if and when circumstances indicate potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on the conclusion as to whether goodwill assets are impaired or the amount of the impairment charge. Impairment charges, if any, result from instances where the fair value of net assets associated with goodwill are less than their carrying values. There was no impairment of goodwill during the years ended January 31, 2008, 2007 and 2006.

The changes in the carrying amount of goodwill during the years ended January 31, 2008 and 2007 are as follows:

	Design Solutions	Media and Entertainment	Total
Balance as of January 31, 2006	$227.7	$90.5	$318.2
Constructware acquisition	35.9	—	35.9
Other acquisitions, purchase accounting adjustments, effect of foreign currency translation and other	(3.8)	5.0	1.2

Balance as of January 31, 2007	259.8	95.5	355.3
Robobat acquisition	25.9	—	25.9
NavisWorks acquisition	9.3	—	9.3
Other acquisitions	38.1	12.2	50.3
Effect of foreign currency translation, purchase accounting adjustments and other	2.6	—	2.6

Balance as of January 31, 2008	$335.7	$107.7	$443.4

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocation during fiscal 2008 and 2007.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. There was no impairment of long-lived assets during the years ended January 31, 2008 and 2007.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from net operating losses including stock option deductions taken in fiscal years prior to fiscal 2007, as well as tax credits, non-deductible accruals and timing differences for purchased technologies and capitalized software, offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount “more likely than not” expected to be realized in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”

Employee Stock-Based Compensation

On February 1, 2006, Autodesk adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all stock-based payments to employees and directors, including grants of stock options and purchases related to an employee stock purchase plan (“ESP Plan”), using a fair-value based method, and the recording of such expense in Autodesk’s Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for fiscal 2008 and 2007, which was recorded as follows:

	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2007
Cost of license and other revenue	$5.0	$5.4
Marketing and sales	43.1	41.9
Research and development	32.4	30.1
General and administrative	18.8	16.9

Stock-based compensation expense related to employee options and employee stock purchases	99.3	94.3
Tax benefit	(21.0)	(22.8)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$78.3	$71.5

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Fiscal Year Ended January 31, 2008		Fiscal Year Ended January 31, 2007		Fiscal Year Ended January 31, 2006
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.33 – 0.36	0.29 – 0.34	0.36 – 0.39	0.37 – 0.40	0.40 – 0.49	0.35 – 0.39
Range of expected lives (in years)	2.6 – 4.2	0.3 – 2.0	2.5 – 4.4	0.5 – 2.0	4.1 – 4.3	0.5 – 2.0
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	3.07 – 5.11%	3.98 – 5.06%	4.58 – 5.13%	4.67 – 5.01%	3.82% – 4.48%	3.14% – 4.18%
Expected forfeitures	13.0%	13.0%	13.1%	7.0%	n/a	n/a

Autodesk estimates expected volatility for options granted under the Company’s stock option plans and ESP Plan awards based on two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock.

Autodesk estimates the expected life of options granted under the Company’s stock option plans. In estimating the expected term, both exercise behavior and post-vesting termination behavior were included in the analysis, as well as consideration of outstanding options. The Company estimates the expected term of share purchases under the ESP Plan based upon each future scheduled purchase date.

Effective after the dividend on the Company’s common stock for the fourth quarter of fiscal 2005, which was paid in April 2006, Autodesk discontinued payment of cash dividends. Autodesk does not currently anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model.

The risk-free interest rate used in the Black-Scholes-Merton option pricing model for options granted under the Company’s stock option plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

In addition to the assumptions used in the Black-Scholes-Merton option pricing model, SFAS 123R requires that the Company recognize expense only for the awards that are ultimately expected to vest. Therefore, Autodesk is required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all share-based awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

As a result of the Company’s voluntary review of its historical stock option grant practices, it was determined that certain stock options had been issued by the Company with exercise prices below the fair value of the stock at the time of grant (“discounted options”). Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code (“California Section 409A”), adverse tax consequences to employees may arise as a result of the exercise of these discounted stock options. In order to

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleviate adverse tax consequences to Autodesk employees, the Company informed affected employees that it would participate in 409A compliance programs offered by these tax jurisdictions. These compliance programs allow the Company to pay the taxes due on these discounted options on behalf of its employees. During the first quarter of fiscal year 2008, Autodesk’s Board of Directors approved the payment of these taxes. The Company recorded $13.7 million of employee tax expenses during fiscal 2008.

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

For multiple element arrangements that include software products, Autodesk allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of the undelivered element, revenue recognition is deferred on the entire sales arrangement until all elements are delivered. Revenue recognition for significant lines of business is discussed further below.

Autodesk’s assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If collection is not probable, the revenue will be deferred until the earlier of when collection is deemed probable or cash is received.

License and other revenue are comprised of two components: (1) all forms of product license revenue and (2) other revenue:

All Forms of Product License Revenue

Product license revenue includes: software license revenue from the sale of new seats, upgrades and crossgrades, product revenue for Advanced Systems sales wherein software is bundled with hardware components, and revenue from Autodesk Buzzsaw on-demand collaboration software and service. Revenue from upgrades is generated under the Autodesk Upgrade Program and Autodesk Crossgrade Program. Autodesk’s existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at the time of upgrade that is based on the number of versions being upgraded. An existing customer also has the option to upgrade to a discipline-specific or 3D product, which generally has a higher price, for a premium fee; this is referred to as a crossgrade.

Autodesk’s product license revenue from distributors and resellers is generally recognized at the time title to Autodesk’s product passes to the distributor or reseller, provided all other criteria for revenue recognition are met. Autodesk establishes reserves for product returns based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors. These reserves are recorded as a direct reduction of revenue and accounts receivable at the time the related revenue is recognized.

Other Revenue

Other revenue includes revenue from consulting, training, Autodesk Developers Network and Advanced Systems customer support, and is recognized over time, as the services are performed.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance Revenue

Maintenance revenue consists of revenue from the Company’s Subscription Program. Under this program, customers are eligible to receive unspecified upgrades when-and-if-available, downloadable training courses and on-line support. Autodesk recognizes maintenance revenue from its Subscription Program ratably over the maintenance subscription contract periods.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $27.6 million in fiscal 2008, $21.8 million in fiscal 2007 and $26.2 million in fiscal 2006.

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009, and will be adopted on a prospective basis. Autodesk is currently evaluating the impact that SFAS 141R will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009. Autodesk does not believe the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This statement is required to be adopted by Autodesk as of February 1, 2008. Autodesk does not believe the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This Statement is effective as of February 1, 2008 for Autodesk’s 2009 fiscal year, including interim periods within its 2009 fiscal year, with the exception of a one year deferral for the implementation of the Statement for other nonfinancial assets and liabilities. Autodesk does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Note 2.    Employee and Director Benefit Plans

Stock Option Plans

As of January 31, 2008, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and to non-employee members of Autodesk’s Board of Directors, the 2006 Employee Stock Plan (“2006 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding, including the 1996 Stock Plan, which was replaced by the 2006 Plan in March 2006.

The 2006 Plan, which was approved by Autodesk’s stockholders on November 10, 2005, reserved 9.65 million shares of Autodesk common stock, plus 0.22 million shares that remained available for issuance under the 1996 Stock Plan upon its expiration, for issuance under that plan. At January 31, 2008, 2.5 million shares were available for future issuance under that plan. The 2006 Plan expired on March 21, 2008. The 2000 Plan, which was approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At January 31, 2008, 0.31 million shares were available for future issuance. The 2000 Plan will expire in March of 2010.

Options granted under the above mentioned plans vest over periods ranging from one to four years and generally expire within six to ten years from the date of grant. Under the 2006 Plan and the 2000 Plan, the option term is limited to no more than seven years. During fiscal 2008 and 2007, the exercise price of all stock options granted under these plans is equal to the fair market value of the stock on the grant date.

On November 6, 2007, the Company’s stockholders approved the 2008 Employee Stock Plan (the “2008 Plan”), which began upon expiration of the 2006 Plan on March 21, 2008. The 2008 Plan reserves 16.5 million shares of Autodesk common stock, plus 0.48 million shares that remained available for issuance under the 2006 Stock Plan upon its expiration, for issuance under that plan. The 2008 Plan permits the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. The 2008 Plan will expire in March 2011.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the fiscal year ended January 31, 2008 is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2007	29,374	$21.03
Granted	10,508	32.25
Exercised	(10,197)	16.12
Forfeited	(1,411)	28.21
Expired	(3,768)

Options outstanding at January 31, 2008	24,506	$28.75

Options exercisable at January 31, 2008	12,446	$18.73
Options available for grant at January 31, 2008(1)	2,847

(1)	Does not include 16.5 million shares available under the 2008 Plan (see above).

The total pre-tax intrinsic value of options exercised was $308.5 million in fiscal 2008, $127.2 million in fiscal 2007, and $341.1 million in fiscal 2006. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during fiscal 2008, 2007 and 2006, calculated as of the stock option grant date using the Black-Scholes-Merton option pricing model, was $14.41, $13.25 and $13.45 per share, respectively. As of January 31, 2008, total compensation cost related to non-vested awards not yet recognized of $91.2 million is expected to be recognized over a weighted average period of 1.81 years.

The following table summarizes information about options outstanding and exercisable at January 31, 2008:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.20 – $11.60	4,873		$8.48		4,904		$8.44
$11.69 – $29.37	4,933		19.24		6,694		20.52
$30.15 – $38.00	1,929		34.38		5,301		35.22
$38.10 – $45.29	499		41.07		6,523		43.93
$47.24 – $49.80	212		47.24		1,084		48.54

	12,446	5.0	$18.73	$280.8	24,506	4.9	$28.75	$332.0

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $41.15 per share as of January 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through November 2015. At January 31, 2008, a total of 24.9 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase programs.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Employee Qualified Stock Purchase Plan

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2008, a total of 22.1 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to the this review, Autodesk was not current with its reporting obligations under the Securities Exchange Act of 1934 until June 2007, and suspended contributions and purchases under the ESP Plan during the third quarter of fiscal 2007 and the first quarter of fiscal 2008. On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million to non-executive employees enrolled in the ESP Plan at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid. On March 22, 2007, Autodesk’s Board of Directors approved an amendment, which superseded the September 18, 2006 amendment, which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007, unless they elected not to participate. In June 2007 the Company became current with its financial filings and resumed employee contributions to the ESP Plan.

Autodesk issued 0.8 million shares at an average price of $28.96 per share in fiscal 2008, 0.8 million shares at an average price of $22.46 per share in fiscal 2007, and 1.9 million shares at an average price of $17.99 per share in fiscal 2006. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2008, 2007 and 2006, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $16.77, $12.21 and $14.36 per share respectively.

Tender Offer

On June 4, 2007, after Autodesk became current with its reporting obligations under the Securities Exchange Act of 1934, the Company filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by Autodesk to holders of certain outstanding stock options granted under the Company’s 1996 Stock Plan and Nonstatutory Stock Option Plan (the “Stock Plans”) to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on revised measurement dates that were identified during the Company’s voluntary review of its historical stock option grant practices. As part of this tender offer, the Company paid a cash bonus of $4.8 million in January 2008 to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the bonus, which was recorded during the second quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $4.4 million, an increase in stock-based compensation expense of $0.3 million and an increase in payroll tax expenses of $0.2 million.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2008 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of oustanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	22,658	$30.31	24,911	(2)
Equity compensation plans not approved by security holders(3)	1,848	9.65	—

Total	24,506	$28.75	24,911

(1)	Included in these amounts are 0.1 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $2.88 per share related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	Included in this amount are 22.1 million securities available for future issuance under Autodesk’s ESP Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $8.6 million in fiscal 2008, $7.5 million in fiscal 2007, and $6.6 million in fiscal 2006. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $10.3 million in fiscal 2008, $7.9 million in fiscal 2007, and $5.5 million in fiscal 2006. Autodesk also has defined benefit plans in certain foreign countries where required by statute. These plans were not material for disclosure in accordance with the standards of SFAS 158.

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 4, “Deferred Compensation,” for further discussion.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2008	2007	2006
Federal:
Current	$5.4	$—	$1.2
Deferred	50.0	38.9	45.2
State:
Current	2.0	1.3	7.1
Deferred	10.4	(1.0)	(1.3)
Foreign:
Current	50.4	27.5	17.6
Deferred	(4.4)	10.1	(11.7)

	$113.8	$76.8	$58.1

Pursuant to footnote 82 of SFAS 123R, the Company did not record fiscal year 2008 and 2007 excess stock option tax benefits of $86.1 million and $42.3 million, respectively, to additional paid-in capital. The amount will be recorded into equity when it reduces cash taxes payable. The tax benefit recognized as a credit to additional paid-in capital associated with dispositions from employee stock plans was $124.6 million in fiscal 2006. Foreign pretax income was $425.3 million in fiscal 2008, $354.1 million in fiscal 2007, and $276.2 million in fiscal 2006.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2008	2007	2006
Income tax provision at statutory rate	$164.5	$128.3	$137.0
Foreign income taxed at rates different from the U.S. statutory rate	(64.7)	(46.9)	(52.6)
Non-deductible stock-based compensation	15.8	12.8	0.5
Tax benefit from closure of income tax audits	(3.0)	(12.4)	(10.0)
Research and development tax credit benefit	(5.8)	(5.6)	(3.6)
Extraterritorial income exclusion	0.6	(5.0)	(8.9)
State income taxes, net of the Federal benefit	3.6	2.5	3.5
Officer compensation in excess of $1.0 million	0.7	0.2	0.6
Tax benefit from DRD Legislation on prior year foreign earnings	—	—	(12.5)
Non-deductible In-Process research and development charge	—	—	3.1
Other	2.1	2.9	1.0

	$113.8	$76.8	$58.1

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2008	2007
Research and development credit carryforwards	$83.2	$58.7
Tax loss carryforwards	10.7	82.1
Foreign tax credit carryforwards	44.1	46.6
Nonqualified stock options	32.7	24.1
Accrued compensation and benefits	31.5	22.3
Other accruals not currently deductible for tax	9.3	15.3
Fixed assets	7.4	15.0
Capitalized research and development expenditures	6.3	7.7
Purchased technology and capitalized software	6.8	—
Reserves for product returns and bad debts	3.2	6.1
Other	2.3	0.8

Total deferred tax assets	237.5	278.7
Less: valuation allowance	(16.2)	(7.4)

Net deferred tax assets	221.3	271.3

Purchased technology and capitalized software	—	(15.9)
Unremitted earnings of foreign subsidiaries	(71.9)	(117.5)

Total deferred tax liability	(71.9)	(133.4)

Net deferred tax assets	$149.4	$137.9

Autodesk adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. As a result of the adoption of FIN 48, Autodesk recorded approximately $25.0 million of unrecognized tax benefits, with a corresponding increase in the beginning balance of retained earnings of $26.4 million and a decrease to additional paid in capital of $1.4 million. Of the total retained earnings adjustment, $19.5 million related to previously disclosed tax benefits for goodwill and other intangible amortization.

The valuation allowance increased by $8.8 million and $5.2 million in fiscal 2008 and 2007, respectively, and decreased by $0.2 million in fiscal 2006. The fiscal 2008 increase is primarily related to Canadian deferred taxes, which Autodesk doesn’t expect to realize based on the standard set forth in SFAS 109.

No provision has been made for Federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $539.5 million at January 31, 2008) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2008, the unrecognized deferred tax liability for these earnings was approximately $168.3 million.

Realization of the Company’s net deferred tax assets of $149.4 million is dependent upon the Company generating approximately $408 million of future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash payments for income taxes were approximately $47.1 million in fiscal 2008, $14.7 million in fiscal 2007, and $44.2 million in fiscal 2006.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2008, Autodesk had $326.0 million of cumulative Federal tax loss carryforwards and $114.3 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. A portion of these Federal and state carryforwards was acquired through the Company’s acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code and similar state tax provisions. These Federal and state tax loss carryforwards will expire beginning fiscal 2010 through fiscal 2028 and fiscal 2012 through fiscal 2019, respectively.

As of January 31, 2008, Autodesk had $47.9 million of cumulative Federal research tax credit carryforwards, $28.9 million of cumulative California state research tax credit carryforwards and $29.1 million of cumulative Canadian tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The Federal credit carryforwards will expire beginning fiscal 2011 through fiscal 2029, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2013 through fiscal 2029. Autodesk also has $77.6 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2015 through fiscal 2019.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates through fiscal 2019. The income tax benefits attributable to the tax status of these business arrangements are estimated to be $9.0 million ($0.04 basic net income per share) in fiscal 2008, $15.0 million ($0.06 basic net income per share) in fiscal 2007, and $31.0 million ($0.14 basic net income per share) in fiscal 2006. The amount for fiscal year 2006 includes consideration of incremental tax benefits received from the American Jobs Creation Act of 2004 (“DRD Legislation”).

During fiscal 2008, Autodesk recognized income tax benefits of approximately $3.0 million primarily related to the lapse of foreign statute of limitations with respect to fiscal 2001.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of January 31, 2008, the Company had approximately $152.4 million of gross unrecognized tax benefits, excluding interest, of which approximately $138.0 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $14.4 million relates to items that would result in balance sheet reclassification only, with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at February 1, 2007	$137.7
Increases for tax positions of prior years	2.7
Increases for tax positions related to the current year	15.5
Decreases for settlements of tax matters	—
Decreases for lapse of statute of limitations	(3.5)

Gross unrecognized tax benefits at January 31, 2008	$152.4

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $2.7 million, net of tax benefit, accrued for interest and $0 accrued for penalties related to unrecognized tax benefits as of January 31, 2008.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. The Company’s U.S. and state income tax returns for fiscal year 2003 through fiscal year 2008 remain open to examination. In addition, the company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2008.

Note 4.    Deferred Compensation

At January 31, 2008, Autodesk had marketable securities totaling $39.8 million, of which $26.7 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2007 was $27.2 million. The total related deferred compensation liability was $26.7 million at January 31, 2008, of which $18.2 million was classified as current and $8.5 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2007 was $27.2 million of which $12.5 million was classified as current and $14.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Borrowing Arrangements

Autodesk has available a U.S. line of credit facility. This line of credit facility permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. This facility expires in August 2012 and there were no borrowings outstanding at January 31, 2008.

Note 6.    Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancellable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows:

2009	$61.4
2010	50.5
2011	42.0
2012	28.8
2013	22.1
Thereafter	24.8

229.6
Less: Sublease income	(3.7)

$225.9

Autodesk leases office space under arrangements expiring through 2017. Certain of these lease arrangements contain escalation clauses. Autodesk leases computer equipment under arrangements expiring through 2012. Rent expense is recognized on a straight-line basis over the lease period. Rent expense was $49.6 million in fiscal 2008, $40.6 million in fiscal 2007, and $38.0 million in fiscal 2006.

Purchase commitments

Autodesk, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2008 were approximately $39.0 million for periods through fiscal 2009. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services. Of the total purchase commitments, $24.5 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time lapses during the five-year contract period.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Income, was $14.9 million in fiscal 2008, $16.8 million in fiscal 2007, and $12.1 million in fiscal 2006.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Proceedings

On August 26, 2005, Telstra Corporation Limited (“Telstra”) filed suit in the Federal Court of Australia, Victoria District Registry against Autodesk Australia Pty Ltd. (“AAPL”) seeking partial indemnification for claims filed against Telstra by SpatialInfo Pty Limited relating to Telstra’s use of certain software in the management of its computer based cable plant records system. On December 12, 2005, SpatialInfo added AAPL as a defendant to its lawsuit against Telstra. In February 2008, the parties agreed to settle all outstanding claims and dismiss the action. The final resolution of the litigation did not have a material effect on Autodesk’s results of operations, cash flows or financial position in a particular period.

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting: on November 20, 2006, the Company and certain of its current and former members of the Board were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. This lawsuit was consolidated into the previously mentioned Giles case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and certain current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). The plaintiff in the Giles Case filed an amended and restated complaint on December 3, 2007, and the plaintiff in the Koerner Case filed an amended and restated complaint on December 7, 2007. These actions are in the preliminary stages and Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with Autodesk’s anti-piracy program, designed to enforce copyright protection of its software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time the Company undertakes litigation against alleged copyright infringers or provides information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have led to counter claims alleging improper use of litigation or violation of other local law and have recently increased in frequency, especially in Latin America.

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

Note 7.    Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2008, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Autodesk entered into a Preferred Shares Rights Agreement dated December 14, 1995, as amended (the “Rights Agreement”). At the close of business on December 14, 2005, pursuant to the terms of the Rights Agreement, the Rights expired, effectively terminating the Rights Agreement.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders. During fiscal 2008, Autodesk repurchased and retired 12.1 million shares at an average repurchase price of $46.43 per share, 4.2 million shares in fiscal 2007 at an average repurchase price of $36.79 per share, and 11.7 million shares in fiscal 2006 at an average repurchase price of $38.10 per share. Because Autodesk was not current with its reporting obligations under the Securities Exchange Act of 1934 due to its voluntary review of its stock option grant practices, there were no repurchases of Autodesk common stock during the first quarter of fiscal 2008 or during the second half of fiscal 2007.

Between November 1999 and December 2004, the Board of Directors approved several plans to repurchase up to a total of 144.0 million shares of Autodesk common stock. In December 2007, the Board of Directors approved a plan to repurchase an additional 20.0 million shares of Autodesk common stock. Of the total 164.0 million shares approved for repurchase, 139.9 million shares had been repurchased and retired, and 24.1 million shares remained available for repurchase under this program as of January 31, 2008. In fiscal 2008, 2007, and 2006, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the trading price of Autodesk common stock and cash on hand and available.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Interest and Other Income, net

Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2008	2007	2006
Interest and investment income, net	$33.4	$18.6	$13.2
Loss on cost method investment	(5.0)	—	—
Investment impairment	(4.0)	—	—
Loss from unconsolidated subsidiary	(3.4)	(4.3)	—
Recovery of funds from an acquisition escrow account	—	2.2	—
Gain (loss) on foreign currency transactions	0.1	(0.3)	(0.7)
Other income	3.3	0.6	0.7

	$24.4	$16.8	$13.2

Note 9.    Comprehensive Income

The components of other comprehensive income, net of taxes, were as follows:

	January 31,
	2008	2007	2006
Net income	$356.2	$289.7	$333.6
Net unrealized gains on available-for-sale securities:
Change in unrealized loss on available-for-sale securities, net of tax benefit of $0.2 million in 2008	(0.4)	—	—
Net change in cumulative foreign currency translation adjustment	17.8	3.8	(4.6)

Total comprehensive income	$373.6	$293.5	$329.0

Accumulated other comprehensive loss, net of taxes, was comprised of foreign currency translation adjustments of $13.8 million, $3.6 million and $7.4 million at January 31, 2008, 2007 and 2006, respectively.

Note 10.    Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Fiscal Year Ended January 31,
	2008	2007	2006
Numerator:
Numerator for basic and diluted net income per share—net income	$356.2	$289.7	$333.6

Denominator:
Denominator for basic net income per share—weighted average shares	230.3	230.7	229.0
Effect of dilutive common stock options	11.7	12.5	18.5

Denominator for dilutive net income per share	242.0	243.2	247.5

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income per share does not include 6.8 million shares for fiscal 2008, 8.3 million shares for fiscal 2007 and 0.2 million shares for fiscal 2006 of common stock underlying stock options whose exercise price was above the closing market price of Autodesk’s common stock on the last day of the period. These shares were excluded in the computation of basic and diluted net income per share because they were anti-dilutive under the treasury stock method, in accordance with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Note 11.    Segments

Autodesk’s operating results are aggregated into two reportable segments: the Design Solutions Segment and the Media and Entertainment Segment. The Location Services Division, which is not included in either reportable segment, is reflected as Other. Autodesk has no material inter-segment revenue.

The Design Solutions Segment derives revenue from the sale of software products and services for professionals and consumers who design, build, own and manage building projects, manufactured goods and infrastructure projects for both public and private users. The Design Solutions Segment consists of a general design platform division and emerging business division and industry-specific business divisions. These are: Platform Solutions and Emerging Business Division and Other; Architecture, Engineering and Construction Division; and Manufacturing Solutions Division.

The Media and Entertainment Segment derives revenue from the sale of products to post-production facilities, broadcasters, creative professionals and design users for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, design visualization, Web design and interactive Web streaming. The Media and Entertainment Segment is comprised of two business lines: Animation, including design visualization, and Advanced Systems. Animation products provide advanced tools for design visualization, digital prototyping, animation, rendering solutions and visual effects production. Advanced Systems products increase the productivity of creative professionals by providing color grading, editing, finishing and visual effects, compositing, media mastering and encoding technology.

Both reportable segments distribute their respective products primarily through authorized resellers and distributors and, to a lesser extent, through direct sales to end-users.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies.” Autodesk evaluates each segment’s performance on the basis of income from operations before income taxes. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 1, “Business and Summary of Significant Accounting Policies.” Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2008	2007	2006
Net revenue:
Design Solutions	$1,895.1	$1,594.6	$1,344.5
Media and Entertainment	258.6	234.6	172.3
Other(1)	18.2	10.6	20.4

	$2,171.9	$1,839.8	$1,537.2

Income from operations:
Design Solutions	$814.0	$687.5	$646.6
Media and Entertainment	90.6	56.4	33.0
Unallocated amounts(2)(3)	(459.0)	(394.2)	(301.1)

	$445.6	$349.7	$378.5

Depreciation and amortization:
Design Solutions	$18.6	$18.2	$18.0
Media and Entertainment	3.1	3.1	3.3
Unallocated amounts	39.6	32.2	22.4

	$61.3	$53.5	$43.7

(1)	Other primarily consists of revenue from Autodesk’s Location Services Division.
(2)	During the third quarter of fiscal 2008, Autodesk made a reclassification of shipping and distribution expenses from unallocated amounts to the Design Solutions Segment. Accordingly, this reclassification was also made to previously reported fiscal 2007 amounts to conform to the current presentation, which reduced the Design Solutions Segment operating income by $49.1 million in fiscal 2007; there was no impact in fiscal 2006.
(3)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R.

Net revenue attributable to the major divisions within the Design Solutions Segment is as follows:

	Fiscal year ended January 31,
	2008	2007	2006
Net revenue:
Platform Solutions and Emerging Business Division and Other	$997.1	$878.9	$803.3
Architecture, Engineering and Construction Division	480.0	382.4	284.3
Manufacturing Solutions Division	418.0	333.3	256.9

	$1,895.1	$1,594.6	$1,344.5

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2008	2007	2006
Net revenue:
U.S.	$682.0	$617.3	$528.6
Other Americas	121.5	117.2	94.6

Total Americas	803.5	734.5	623.2
Europe, Middle East and Africa	875.5	687.5	558.2
Asia/Pacific	492.9	417.8	355.8

Total net revenue	$2,171.9	$1,839.8	$1,537.2

	January 31,
	2008	2007
Long lived assets:(1)
U.S. operations	$349.3	$266.4
Other Americas	102.1	102.1

Total Americas	451.4	368.5

Neuchâtel, Switzerland	40.0	40.9
Other Europe, Middle East and Africa	700.5	603.9

Total Europe, Middle East and Africa	740.5	644.8

Asia/Pacific	36.4	25.2

Consolidating eliminations	(560.9)	(490.5)

Total long-lived assets	$667.4	$548.0

(1)	Long-lived assets exclude deferred tax assets and marketable securities.

Note 12.    Financial Instruments

Fair Values of Financial Instruments

Market values were determined for each individual security in the investment portfolio. The carrying amounts and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2008		January 31, 2007
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents	$917.9	$917.9	$665.9	$665.9
Marketable securities—short-term	31.4	31.4	112.0	112.0
Marketable securities—long-term	9.0	8.4	—	—
Foreign currency option contracts	0.2	0.2	0.1	0.1

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forwards and Options

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk’s general practice is to use forward and option contracts to hedge a majority of transaction exposures denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. These foreign currency instruments have maturities of less than three months. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $66.9 million at January 31, 2008 and $65.5 million at January 31, 2007. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on a portion of the net revenue of certain anticipated transactions. These option contracts are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars is recorded as other current assets and other accrued liabilities on the Company’s Consolidated Balance Sheets. The notional amounts of foreign currency option contracts were $131.8 million at January 31, 2008 and $97.3 million at January 31, 2007, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenue, while the ineffective portion of the option contract is recorded in interest and other income, net. There were $0.2 million net settlement gains recorded as net revenue during fiscal 2008 and fiscal 2007, respectively. Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $0.7 million during fiscal 2008 and $0.6 million during fiscal 2007.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2008 and 2007:

	January 31, 2008
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term:
Mutual funds	$26.7	$—	$—	$26.7
Bank time deposits	4.7	—	—	4.7

	$31.4	$—	$—	$31.4

Long-term:
Taxable auction-rate securities	$9.0	$—	$(0.6)	$8.4

	$9.0	$—	$(0.6)	$8.4

	January 31, 2007
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term:
Mutual funds	$14.7	$—	$—	$14.7
Taxable auction-rate securities	94.5	—	—	94.5
Bank time deposits	2.8	—	—	2.8

	$112.0	$—	$—	$112.0

The sales of available-for-sale securities in fiscal 2008, 2007 and 2006 resulted in no gross gains or losses. The cost of securities sold is based on the specific identification method. Proceeds from the sale and maturity of marketable securities were $799.1 million in fiscal 2008, $325.2 million in fiscal 2007 and $204.0 million in fiscal 2006.

The following table shows the gross unrealized losses and fair value of Autodesk’s investments with unrealized losses that are deemed not to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Taxable auction-rate securities	$8.4	$0.6	$—	$—	$8.4	$0.6

At January 31, 2008, Autodesk’s investment portfolio included two auction rate securities with an estimated fair value of $8.4 million ($9.0 million cost basis). Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that are reset at auction every 28 days. These AAA-rated auction rate securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. The failed auctions resulted in the interest rate on these investments resetting at Libor plus 125 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so without a loss of principal unless a future auction on these investments is successful. Autodesk has reduced the carrying value of these investments by $0.6 million, $0.4 million net of tax, through other comprehensive income or loss to reflect a temporary impairment on these securities. Currently, Autodesk believes these investments are not other-than-temporarily impaired, but it is not clear in what period of time they will be settled. Based on its ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash, Autodesk has the intention and ability to hold the securities until the value recovers or to maturity. The Company will continue to evaluate its accounting for these investments quarterly.

Note 13.    Business Combinations

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

Robobat

In January 2008, Autodesk acquired Robobat S.A (“Robobat”), a privately held company headquartered in Grenoble, France. The acquisition was valued at $42.5 million. The acquisition closed on January 14, 2008 and is being incorporated into the Architecture, Engineering and Construction (“AEC”) division of the Design Solutions Segment. Integration is expected to be completed in the second quarter of fiscal 2009.

The addition of Robobat technology will enable Autodesk to develop structural analysis and detailing solutions that leverage the information at the heart of building information modeling (“BIM”) from design to fabrication. It also complements Autodesk’s current structural engineering software offerings and will help Autodesk provide a more complete set of well integrated solutions to the structural engineering industry.

Management’s preliminary allocation of the purchase price consideration, based on a valuation of acquired assets and liabilities, is as follows:

Robobat:
Developed technologies (5 year useful life)	$8.6
Customer relationships (6 year useful life)	9.9
In-process research and development	1.8
Goodwill	25.9
Deferred revenue	(0.7)
Restructuring reserve	(0.9)
Net tangible assets	(2.1)

$42.5

In-process research and development represents incomplete Robobat research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date and was recorded during fiscal 2008 in research and development on the Consolidated Statement of Income.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer relationships represent the underlying relationships with Robobat’s existing customers. Goodwill represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, and is deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Robobat in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the end of fiscal 2009. Autodesk management approved a restructuring plan directly resulting from the Robobat acquisition and involving the elimination of employees of Robobat (“Robobat Restructuring Plan”). The total restructuring reserve established for this plan was reflected as an allocation item in the total purchase price consideration of the acquisition. The Robobat Restructuring Plan was established in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The total estimated cost of the Robobat Restructuring Plan was $0.9 million for severance and outplacement costs.

NavisWorks

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

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows:

NavisWorks:
Developed technologies (6 year useful life)	$6.5
Customer relationships (6 year useful life)	5.5
Trade name (6 year useful life)	0.6
In-process research and development	1.0
Goodwill	9.3
Deferred revenue	(1.1)
Net tangible assets	7.3

$29.1

In-process research and development represents incomplete NavisWorks research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date, and was recorded during the second quarter of fiscal 2008 in research and development on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with NavisWorks’ existing customers. Trade name represents the estimated fair value of NavisWorks’ trade name and trademarks. The $9.3 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from NavisWorks in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the beginning of fiscal 2009.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Emerging Solutions, Inc. (“Constructware”)

In March 2006, Autodesk acquired Constructware, a privately-held company, for cash consideration of approximately $45.7 million. Autodesk incorporated Constructware’s collaborative technology solutions into the Architecture, Engineering and Construction Division of the Design Solutions Segment. This acquisition provides on-demand communication and collaboration solutions and is intended to enable Autodesk to rapidly expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities.

Management’s allocation of the purchase price, based on a valuation of acquired assets and liabilities, is as follows:

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

The $35.9 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Constructware in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by fiscal 2010.

Alias Systems Holdings, Inc. (“Alias”)

In January 2006, Autodesk acquired Alias Systems Holdings, Inc., a privately held developer of 3D graphics technology for total cash consideration of $196.8 million. In addition, Autodesk also assumed all outstanding unvested options to purchase shares of Alias common stock, which converted into options to purchase 198,405 shares of Autodesk common stock. The fair value of these stock options of $8.1 million increased the total purchase price consideration. The intrinsic value of these options, which relates to future services, was $8.2 million and was originally recorded as deferred compensation within stockholders’ equity. Deferred compensation was written off upon the company’s adoption of FAS 123R in fiscal 2007.

The acquisition was integrated into the Manufacturing Solutions Divisions of the Design Solutions Segment and into the Media and Entertainment Segment.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s allocation of the purchase price, based on a valuation of acquired assets and liabilities, is as follows:

Alias:
Developed technologies (6 year useful life)	$34.8
Customer relationships (7 year useful life)	29.8
Trade name (6 year useful life)	8.1
In-process research and development	7.9
Goodwill	132.5
Deferred revenue	(5.1)
Net tangible assets	(0.1)
Restructuring reserve	(9.4)

$198.5

In-process research and development represents incomplete Alias research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date and was recorded during fiscal 2006 as research and development expense on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with Alias’s existing customers. Trade name represents the estimated fair value of the Alias trade name and trademarks. The $132.5 million of goodwill, the majority of which is not deductible for tax purposes, was assigned to the Media and Entertainment Segment ($79.5 million) and to the Manufacturing Solutions Division of the Design Solutions Segment ($53.0 million). During the second quarter of fiscal year 2007, Autodesk recorded an increase to goodwill of $11.5 million primarily related to an increase in deferred tax liabilities for book/tax intangible asset basis differences. During the third quarter of fiscal 2007, Autodesk recorded a reduction to goodwill of $1.7 million because actual costs incurred under the Alias Restructuring Plan was less than what the Company originally estimated at the time the acquisition was recorded. Goodwill represents excess of the purchase price over the fair value of the acquired net tangible and intangible assets.

The deferred revenue amount of $5.1 million represents the estimated fair value of the support obligations assumed from Alias in connection with this acquisition. As a result of the fair value determination in accordance with SFAS 141, Autodesk recorded an adjustment to reduce the carrying value of Alias’ deferred revenue balance at the acquisition date by $12.0 million to $5.1 million. The support obligations assumed from Alias were fulfilled by the middle of fiscal 2008.

Autodesk management approved a restructuring plan directly resulting from the Alias acquisition and involving the elimination of employee positions, facilities and fixed assets of Alias (“Alias Restructuring Plan”). The total restructuring reserve established for this plan was reflected as an allocation item in the total purchase price consideration of the Alias acquisition. The Alias Restructuring Plan was established in accordance with EITF 95-3, and the total estimated cost of the Alias Restructuring Plan was originally $11.1 million. This plan involved termination of approximately 130 positions worldwide at an estimated cost for severance and outplacement of approximately $8.8 million. In addition, this plan also involves costs associated with exiting leased facilities and abandonment of certain assets of approximately $2.3 million. Autodesk completed the integration of Alias during the second quarter of fiscal 2007.

The following unaudited pro forma financial information summarizes the combined results of operations of Autodesk and Alias, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fiscal Year Ended January 31, 2006
(unaudited)
Total net revenues	$1,632.2
Net income	329.4
Basic net income per share	1.44
Diluted net income per share	1.33

Other Acquisitions

In addition, during the year ended January 31, 2008, Autodesk completed seven other acquisitions, including Hanna Strategies Holdings, Inc. (“Hanna Strategies”), for approximately $83.7 million, net of cash acquired. Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows:

Other Acquisitions:
Developed technologies (2.5 - 6.5 year useful life)	$12.8
Customer relationships (5.0 - 8.5 year useful life)	6.6
Trade name (2.5 - 4.0 year useful life)	0.5
In-process research and development	2.7
Goodwill	50.3
Net tangible assets	10.8

$83.7

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. The total in-process research and development amount was recorded during fiscal 2008 in research and development on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with the acquirees’ existing customers. Trade name represents the estimated fair value of the acquirees’ trade names and trademarks. The $50.3 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is deductible for tax purposes.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk’s acquisitions are accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying Consolidated Statements of Income since the acquisition date, and the related assets and liabilities were recorded based upon their fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s Consolidated Financial Statements.

Note 14.	Related Parties

In April 2006, Autodesk acquired a 28% ownership in Hanna Strategies, a privately-held software development firm with operations in the U.S. and China, for cash consideration of $12.5 million. Autodesk also acquired an option to purchase the remaining 72% of Hanna Strategies at a price that approximates fair value. In January 2008, Autodesk acquired the remaining 72% of Hanna Strategies for $13.5 million, net of cash acquired. The original investment was accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Financial Accounting Standards Board Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” Accordingly, the carrying value of the investment was included in the Consolidated Balance Sheets under “Other assets” and was adjusted by Autodesk’s ownership percentage of Hanna Strategies’ results of operations and after the elimination of intercompany profit or loss.

Beginning from the date of Autodesk’s initial 28% investment in Hanna Strategies in April 2006, through January 2, 2008, when Autodesk acquired the remaining 72% ownership interest, the Consolidated Statements of Income include 28% of Hanna Strategies’ operating expenses in “Interest and other income, net;” see Note 8, “Interest and Other Income, net.” Autodesk incurred approximately $38.3 million during fiscal 2008, $26.7 million during fiscal 2007, and $27.0 million during fiscal 2006 for consulting services and purchased in-process technology from Hanna Strategies, which were included in “Research and Development.” The in-process technologies purchased were recorded as expense as of the date the technologies were delivered as they had not yet reached technological feasibility and had no alternative future use as stand-alone products.

Effective with the acquisition of the remaining 72% ownership interest of Hanna Strategies, Autodesk consolidated Hanna Strategies and accounted for the acquisition as a step acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Autodesk has incorporated the business of Hanna Strategies into its Design Solutions segment.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2008 and 2007 is as follows:

2008	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue:
License and other	$383.2	$393.6	$395.8	$446.0	$1,618.6
Maintenance	125.3	132.3	142.6	153.1	553.3

Total net revenue	508.5	525.9	538.4	599.1	2,171.9

Costs and expenses:
Cost of license and other revenue	50.4	49.6	49.7	48.6	198.3
Cost of maintenance revenue	2.2	2.3	1.9	2.2	8.6
Marketing and sales	192.5	198.8	208.9	242.5	842.7
Research and development	114.7	114.9	123.2	132.5	485.3
General and administrative	47.3	45.8	49.1	49.2	191.4

Total costs and expenses	407.1	411.4	432.8	475.0	1,726.3

Income from operations	101.4	114.5	105.6	124.1	445.6
Interest and other income, net	9.8	3.4	4.4	6.8	24.4

Income before income taxes	111.2	117.9	110.0	130.9	470.0
Income tax (provision) benefit	(27.9)	(26.3)	(25.2)	(34.4)	(113.8)

Net income	$83.3	$91.6	$84.8	$96.5	$356.2

Basic net income per share	$0.36	$0.40	$0.37	$0.42	$1.55

Diluted net income per share	$0.34	$0.38	$0.35	$0.40	$1.47

Shares used in computing basic net income per share	231.2	230.3	229.4	230.2	230.3

Shares used in computing diluted net income per share	243.8	243.0	239.9	239.4	242.0

2007	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue:
License and other	$349.4	$345.5	$346.3	$374.7	$1,415.9
Maintenance	86.6	104.1	110.5	122.7	423.9

Total net revenue	436.0	449.6	456.8	497.4	1,839.8

Costs and expenses:
Cost of license and other revenue	47.5	53.6	54.5	52.3	207.9
Cost of maintenance revenue	2.4	2.2	1.8	2.3	8.7
Marketing and sales	170.4	167.5	177.1	181.1	696.1
Research and development	99.4	98.0	108.9	100.0	406.3
General and administrative	57.0	26.2	45.9	42.0	171.1

Total costs and expenses	376.7	347.5	388.2	377.7	1,490.1

Income from operations	59.3	102.1	68.6	119.7	349.7
Interest and other income, net	3.5	2.8	6.0	4.5	16.8

Income before income taxes	62.8	104.9	74.6	124.2	366.5
Income tax (provision) benefit	(14.3)	(18.1)	(16.6)	(27.8)	(76.8)

Net income	$48.5	$86.8	$58.0	$96.4	$289.7

Basic net income per share	$0.21	$0.38	$0.25	$0.42	$1.26

Diluted net income per share	$0.20	$0.36	$0.24	$0.40	$1.19

Shares used in computing basic net income per share	230.3	230.5	230.9	231.2	230.7

Shares used in computing diluted net income per share	244.7	243.1	242.0	243.9	243.2

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results for the first, second, third and fourth quarters of fiscal 2008 include amortization of acquisition-related intangibles of $4.0 million, $5.1 million, $8.0 million and $8.6 million, respectively. During the first and fourth quarters of fiscal 2008, Autodesk recorded $12.0 million and $1.7 million, respectively, of employee tax expense related to its voluntary review of historical stock option grant practices. Autodesk also recognized an income tax benefit of $2.1 million during the third quarter of fiscal 2008 from prior year audit closures.

Results for the first quarter of fiscal 2007 include expense of $16.8 million resulting from an increase in a reserve for a potential loss contingency under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” related to a patent infringement lawsuit. During the second quarter, Autodesk reversed $13.0 million of reserves previously accrued, as better information was obtained related to the loss contingency. In addition, results for the first, second, third and fourth quarters of fiscal 2007 also include amortization of acquisition-related intangibles of $3.2 million, $3.5 million, $3.5 million and $4.1 million, respectively. Autodesk reversed previously accrued income tax reserves and recognized a non-recurring income tax benefit of $8.9 million during the second quarter of fiscal 2007 as a result of the conclusion of a review by the Internal Revenue Service. Autodesk also recognized an income tax benefit of $5.6 million during the fourth quarter of fiscal 2007 from the reinstatement of the Federal research and development credit through the passage of the Tax Relief and Health Care Act of 2006 by Congress, which resulted in retroactive application of this credit to January 1, 2006.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc., as of January 31, 2008 and 2007 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, “Business and Summary of Significant Accounting Policies,” and Note 3, “Income Taxes,” in the Notes to the Consolidated Financial Statements, Autodesk, Inc. changed its method of accounting for stock-based compensation as of February 1, 2006, and its method of accounting for uncertain tax positions as of February 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Autodesk, Inc.’s internal control over financial reporting as of January 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 27, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008 of Autodesk, Inc. and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 27, 2008

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2008, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

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

None.

PART III

Certain information required by Part III is omitted from this Report because the Registrant will file a definitive proxy statement pursuant to Regulation 14A for Registrant’s Annual Meeting of Stockholders to be held June 12, 2008, not later than 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”) and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Guidelines and Code of Business Conduct” and “Corporate Governance—Board Meetings and Board Committees” in our Proxy Statement. Information regarding the Registrant’s executive officers is set forth at the end of Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation,” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Independence of the Board of Directors” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal Two—Principal Accounting Fees and Services,” and “Proposal Two—Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement.

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

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2008, 2007 and 2006, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)    FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Year
Fiscal year ended January 31, 2008
Allowance for doubtful accounts	$9.9	$(0.6)	$1.5	$7.8
Product returns reserves	18.2	46.8	50.6	14.4
Restructuring	6.0	1.3	1.2	6.1

Fiscal year ended January 31, 2007
Allowance for doubtful accounts	$8.2	$2.1	$0.4	$9.9
Product returns reserves	14.2	57.1	53.1	18.2
Restructuring	13.5	2.3	9.8	6.0

Fiscal year ended January 31, 2006
Allowance for doubtful accounts	$7.2	$1.6	$0.6	$8.2
Product returns reserves	18.0	38.3	42.1	14.2
Restructuring	13.1	11.1	10.7	13.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CARL BASS
Carl Bass
Chief Executive Officer and President

Dated: March 28, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 28, 2008.

Signature	Title

/s/ CARL BASS Carl Bass	Chief Executive Officer and President (Principal Executive Officer)

/s/ ALFRED J. CASTINO Alfred J. Castino	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ANDREW D. MILLER Andrew D. Miller	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ CAROL A. BARTZ Carol A. Bartz	Executive Chairman of the Board

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director

/s/ MIKE FISTER Mike Fister	Director

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director

/s/ SEAN MALONEY Sean Maloney	Director

/s/ BETSEY NELSON Betsey Nelson	Director

/s/ CHUCK ROBEL Chuck Robel	Director

Signature	Title

/s/ LARRY W. WANGBERG Larry W. Wangberg	Director

/s/ STEVEN M. WEST Steven M. West	Director

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 4, 2005 by and among Registrant, Maytag Acquisition Corporation, Alias Systems Holdings Inc., Accel-KKR Company, LLC and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

3.2	Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on December 10, 2007)

10.1*	Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

10.2*	Registrant’s 1996 Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended (filed herewith)

10.4*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*	Registrant’s 2000 Directors’ Option Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.6*	Registrant’s 2000 Directors’ Option Plan Forms of Agreements (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

10.7*	Registrant’s 2006 Employee Stock Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.8*	Registrant’s 2006 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007)

10.9*	Text of amendment to certain stock option agreements (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2007)

10.10*	Form of Promise to make Cash Payment and Option Amendment (U.S. Employees) (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.11*	Form of Promise to make Cash Payment and Option Amendment (Canadian Employees) (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.12*	Executive Incentive Plan (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

10.13*	Participants, target awards and payout formulas for fiscal year 2008 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 28, 2007)

Exhibit No.	Description

10.14*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.15*	Executive Change in Control Program, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 6, 2006)

10.16*	Description of annual cash compensation paid to non-employee directors (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on June 14, 2006)

10.17*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.18*	Employment Agreement between Registrant and Carol A. Bartz dated January 19, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on January 25, 2007)

10.19*	Employment Agreement between Registrant and Carl Bass dated January 19, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 20, 2006)

10.20	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.21	Credit Agreement between Registrant and CITIBANK, N.A. dated as of August 30, 2005 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2007)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.