Form 10-Q
period 2008-04-30
AUTODESK INC
filed 2008-06-02
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 23, 2008, there were 223,948,037 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions of dollars, except share and per share data)

(Unaudited)

	Three Months Ended April 30,
	2008	2007
Net revenue:
License and other	$432.2	$383.2
Maintenance	166.6	125.4

Total net revenue	598.8	508.6

Costs of revenue:
Cost of license and other revenue	55.8	50.5
Cost of maintenance revenue	2.0	2.2

Total cost of revenue	57.8	52.7

Gross profit	541.0	455.9
Operating expenses:
Marketing and sales	223.9	192.5
Research and development	143.7	114.7
General and administrative	53.5	47.3

Total operating expenses	421.1	354.5

Income from operations	119.9	101.4
Interest and other income, net	6.9	9.8

Income before income taxes	126.8	111.2
Provision for income taxes	(32.2)	(27.9)

Net income	$94.6	$83.3

Basic net income per share	$0.42	$0.36

Diluted net income per share	$0.41	$0.34

Shares used in computing basic net income per share	226.2	231.2

Shares used in computing diluted net income per share	232.6	243.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	April 30, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$909.1	$917.9
Marketable securities	32.9	31.4
Accounts receivable, net	333.5	386.5
Deferred income taxes	96.7	98.1
Prepaid expenses and other current assets	51.2	47.9

Total current assets	1,423.4	1,481.8
Marketable securities	8.3	8.4
Computer equipment, software, furniture and leasehold improvements, net	84.3	80.2
Purchased technologies, net	60.6	64.4
Goodwill	447.6	443.4
Deferred income taxes, net	39.8	51.3
Other assets	76.0	79.4

	$2,140.0	$2,208.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73.7	$79.3
Accrued compensation	90.5	146.2
Accrued income taxes	18.8	14.4
Deferred revenue	431.3	400.7
Borrowings under line of credit	40.0	—
Other accrued liabilities	80.2	89.7

Total current liabilities	734.5	730.3
Deferred revenue	118.4	105.4
Long term income taxes payable	93.1	86.5
Other liabilities	58.6	56.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	962.7	998.3
Accumulated other comprehensive income	20.1	13.8
Retained earnings	152.6	218.4

Total stockholders’ equity	1,135.4	1,230.5

	$2,140.0	$2,208.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended April 30,
	2008	2007
Operating Activities
Net income	$94.6	$83.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.9	14.2
Stock-based compensation expense	25.2	14.8
Changes in operating assets and liabilities, net of business combinations	48.6	79.3

Net cash provided by operating activities	185.3	191.6

Investing Activities
Purchases of available-for-sale marketable securities	(2.1)	(447.7)
Sales of available-for-sale marketable securities	0.8	358.0
Capital and other expenditures	(13.4)	(6.8)
Capitalization of software development costs	(1.0)	—
Business combinations, net of cash acquired	0.2	—

Net cash used in investing activities	(15.5)	(96.5)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	35.3	—
Repurchases of common stock	(256.6)	—
Draw on line of credit, net of repayments	40.0	—

Net cash used in financing activities	(181.3)	—

Effect of exchange rate changes on cash and cash equivalents	2.7	1.3

Net increase (decrease) in cash and cash equivalents	(8.8)	96.4
Cash and cash equivalents at beginning of year	917.9	665.9

Cash and cash equivalents at end of period	$909.1	$762.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2008, and for the three months ended April 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting only of normal, recurring adjustments) during the quarter that were considered necessary for fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2009, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (the “2008 Form 10-K”) filed on March 28, 2008. Certain reclassifications have been made to prior year amounts to conform to the current presentation. See Note 6, “Deferred Compensation” and Note 15, “Segments,” below.

2.	Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative and hedging activities in an effort to improve the transparency of financial reporting. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009; early application is encouraged, but not required. Autodesk does not believe that the adoption of SFAS 161 will have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009. The impact that SFAS 141R has on Autodesk’s consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that the Company consummates subsequent to the adoption of the standard.

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

3.	Concentration of Credit Risks and Significant Customers

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, by type of security and issuer. As of April 30, 2008, Autodesk’s investment portfolio included two auction rate securities with an estimated fair value of $8.3 million ($9.0 million cost basis). Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that are reset at auction every 28 days. These AAA-rated auction rate securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. Under the contractual terms of these investments, because the auctions failed to settle, the interest rate on these investments reset to the London Interbank Offered Rate (“Libor”), plus 125 basis points. This adjusted interest rate represents a premium interest rate on these investments. As of April 30, 2008, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so without a loss of principal unless a future auction on these investments is successful. Autodesk has reduced the carrying value of these investments by $0.7 million, $0.4 million net of tax, through other comprehensive income or loss to reflect a temporary impairment on these securities. Currently, Autodesk believes these investments are not other-than-temporarily impaired, but it is not clear in what period of time they will be settled. Based on its ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash, Autodesk has the intention and ability to hold the securities until the value recovers or to maturity. The Company will continue to evaluate its accounting for these investments quarterly.

In the first quarters of fiscal 2009 and 2008, total sales to distributor, Tech Data Corporation and its global affiliates (“Tech Data”), accounted for 17% and 15% of Autodesk’s consolidated net revenue, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business and Other; Architecture, Engineering and Construction; and Manufacturing Solutions segments and is from outside of the United States. In addition, Tech Data accounted for 19% and 15% of gross accounts receivable at April 30, 2008 and January 31, 2008, respectively.

4.	Employee Stock-Based Compensation

Stock Option Plans

As of April 30, 2008, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding, including the 2006 Employee Stock Plan (“2006 Plan”), which was replaced by the 2008 Plan in March 2008.

The 2008 Plan, which was approved by Autodesk’s stockholders in November 2007, reserved 16.5 million shares of Autodesk common stock, plus 0.48 million shares that remained available for issuance under the 2006 Plan upon its expiration, for issuance under the plan. The 2008 Plan permits the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At April 30, 2008, 14.1 million shares were available for future issuance under that plan. The 2008 Plan will expire in March 2011.

The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At April 30, 2008, 0.31 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

Options granted under the above mentioned active plans vest over periods ranging from one to four years and expire within four to seven years from the date of grant. Under the 2008 Plan and the 2000 Plan, the option term is limited to no more than seven years. During the first quarter of fiscal 2009 and all of fiscal 2008, the exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

A summary of stock option activity for the first quarter of fiscal 2009 is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2008	24,506	$28.75
Granted	5,014	32.32
Exercised	(533)	13.43
Forfeited	(206)	39.66
Expired	(11)

Options outstanding at April 30, 2008	28,770	$29.58

Options exercisable at April 30, 2008	14,789	$20.99
Options available for grant at April 30, 2008	14,407

The total pre-tax intrinsic value of options exercised during the first quarter of fiscal 2009 was $12.0 million. There were no stock options exercised during the first quarter of fiscal 2008 due to Autodesk’s voluntary review of its historical stock option grant practices. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2009 and 2008, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $9.90 and $12.92 per share, respectively. As of April 30, 2008, total compensation cost related to non-vested awards not yet recognized of $114.3 million is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes information about options outstanding and exercisable at April 30, 2008:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$ 0.20 - $14.40	6,781		$10.26		6,806		$10.23
$16.42 - $31.68	4,908		24.93		8,298		27.52
$32.33 - $38.00	2,283		36.68		6,192		35.47
$38.10 - $45.29	606		40.98		6,401		43.94
$47.24 - $49.80	211		47.24		1,073		48.54

	14,789	4.6	$20.99	$255.2	28,770	5.0	$29.58	$291.6

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $38.00 per share as of April 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through November 2015. At April 30, 2008, a total of 14.4 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option programs.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At April 30, 2008, a total of 25.8 million shares were available for future issuance. This amount is automatically increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to this review, Autodesk was not current with its reporting obligations under the Securities Exchange Act of 1934 until June 2007, and suspended contributions and purchases under the ESP Plan during the first quarter of fiscal 2008. On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million to non-executive employees enrolled in the ESP Plan at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid. On March 22, 2007, Autodesk’s Board of Directors approved an amendment, which superseded the September 18, 2006 amendment, which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007, unless they elected not to participate. In June 2007 the Company became current with its financial filings and resumed employee contributions to the ESP Plan.

Autodesk issued 1.1 million shares under the ESP Plan during the first quarter of fiscal 2009 at an average price of $26.76 per share. During the first quarter of fiscal 2008, Autodesk did not issue any shares under the ESP Plan. The weighted average grant date fair value of awards granted under the ESP Plan during the first quarter of fiscal 2009, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $10.39 per share.

Stock-based Compensation Expense

On February 1, 2006, Autodesk adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and the recording of such expense in Autodesk’s Condensed Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the first quarters of fiscal 2009 and 2008, respectively, which was recorded as follows:

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Cost of license and other revenue	$1.0	$0.6
Marketing and sales	10.5	6.3
Research and development	8.4	4.7
General and administrative	5.3	3.2

Stock-based compensation expense related to employee options and employee stock purchases	25.2	14.8
Tax benefit	(5.3)	(4.5)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$19.9	$10.3

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended April 30, 2008		Three Months Ended April 30, 2007
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.37	0.36 - 0.41	0.36	0.29 - 0.34
Range of expected lives (in years)	2.7 - 4.0	0.5 - 2.0	2.6 - 4.0	0.28 - 1.78
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.82 - 2.24%	1.53 - 1.75%	4.54 - 4.56%	4.93 - 5.06%
Expected forfeitures	13.6%	13.6%	13.0%	13.0%

Autodesk estimates expected volatility for options granted under the Company’s stock option plans and ESP Plan awards based on two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock.

Autodesk estimates the expected life of options granted under the Company’s stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options.

Autodesk does not currently pay, and does not anticipate paying, any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option valuation model.

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

As a result of the Company’s voluntary review of its historical stock option grant practices, it was determined that certain stock options had been issued by the Company with exercise prices below the fair value of the stock at the time of grant (“discounted options”). Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code (“California Section 409A”), adverse tax consequences to employees may arise as a result of the exercise of these discounted stock options. In order to alleviate adverse tax consequences to Autodesk employees, the Company informed affected employees that it would be participating in 409A compliance programs offered by these tax jurisdictions. These compliance programs allow the Company to pay the taxes due on these discounted options on behalf of its employees. During the first quarter of fiscal 2008, Autodesk’s Board of Directors approved the payment of these taxes. Accordingly, the Company recorded $12.0 million of employee tax expenses during the first quarter of fiscal 2008 and $1.4 million of employee tax expenses during the fourth quarter of fiscal 2008.

5.	Income Taxes

Autodesk’s effective tax rate was 25% during the first quarters of fiscal 2009 and 2008. The effective tax rate for the first quarter of fiscal 2009 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and state research tax credits offset by the impact of SFAS 123R.

At April 30, 2008, Autodesk had net deferred tax assets of $136.5 million. Realization of these assets is dependent on Autodesk’s ability to generate approximately $366.0 million of future taxable income in appropriate tax jurisdictions. The Company believes that sufficient income will be earned in the future to realize these assets.

6.	Deferred Compensation

At April 30, 2008, Autodesk had marketable securities totaling $41.2 million, of which $29.0 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2008 was $26.7 million. The total related deferred compensation liability was $29.0 million at April 30, 2008, of which $2.0 million was classified as current and $27.0 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2008 was $26.7 million, of which $2.0 million was classified as current and $24.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively. During the first quarter of fiscal 2009, Autodesk changed its estimate of estimating the maturity of the deferred compensation liability. Therefore, $16.2 million was reclassified from the January 31, 2008 “Accrued compensation” balance to the “Other liabilities” balance to conform to the current period presentation.

7.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture and leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2008	January 31, 2008
Computer equipment, software and furniture, at cost	$265.8	$257.9
Leasehold improvements, at cost	71.8	61.2

	337.6	319.1
Less: Accumulated depreciation	(253.3)	(238.9)

Computer equipment, software, furniture and other leasehold improvements, net	$84.3	$80.2

8.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	April 30, 2008	January 31, 2008
Purchased technologies	$228.3	$227.5
Less: Accumulated amortization	(167.7)	(163.1)

Purchased technologies, net	$60.6	$64.4

Expected future amortization expense for purchased technologies for the remainder of fiscal 2009 and for each of the fiscal years thereafter is as follows:

Year ending January 31,
2009—remaining 9 months	$12.9
2010	16.2
2011	14.9
2012	12.0
2013	3.6
Thereafter	1.0

Total	$60.6

9.	Goodwill

The changes in the carrying amount of goodwill during the first quarter of fiscal 2009 are as follows:

	Platform Solutions and Emerging Business and Other	Architecture, Engineering and Construction	Manufacturing Solutions	Media and Entertainment	Total
Balance as of January 31, 2008	$1.6	$200.8	$133.3	$107.7	$443.4
Effect of foreign currency translation, purchase accounting adjustments and other	—	3.5	0.4	0.3	4.2

Balance as of April 30, 2008	$1.6	$204.3	$133.7	$108.0	$447.6

The increase in Autodesk’s goodwill balance during the first quarter of fiscal 2009 was primarily due to changes in foreign currency exchange rates and purchase accounting adjustments related to the acquisition of Robobat S.A., which closed in the fourth quarter of fiscal 2008.

10.	Line of Credit

Autodesk has a U.S. line of credit facility which permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. As of April 30, 2008, Autodesk had $40.0 million of outstanding borrowings, which were recorded in “Borrowings under line of credit” on the balance sheet. Autodesk drew on this line during the first quarter of fiscal 2009 because of a temporary difference between cash needs and cash availability in the United States; Autodesk principally used the facility to fund the 8.0 million share repurchase (see Note 12, “Stock Repurchase Program”). This facility expires in August 2012.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three month period ended April 30, 2008.

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

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting: on November 20, 2006, the Company and certain of its current and former members of the Board were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. This lawsuit was consolidated into the previously mentioned Giles case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). The plaintiff in the Giles Case filed an amended and restated complaint on December 3, 2007, and the plaintiff in the Koerner Case filed an amended and restated complaint on December 7, 2007. These actions are in the preliminary stages and Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

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

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to shareholders. During the quarter ended April 30, 2008, Autodesk repurchased 8.0 million shares of its common stock on the open market at an average repurchase price of $32.06 per share and subsequently retired those shares. There were no repurchases of Autodesk common stock during the first quarter of fiscal 2008. Common stock and additional paid-in capital and retained earnings were reduced by $96.1 million and $160.5 million, respectively, for the first quarter of fiscal 2009, as a result of the stock repurchases. As of April 30, 2008, 16.1 million shares remained available for repurchase under this program. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

13.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three Months Ended April 30,
	2008	2007
Net income	$94.6	$83.3
Net unrealized gains (losses) on available-for-sale securities:
Change in net unrealized loss on available-for-sale securities, net of tax benefit	(0.1)	—
Net change in cumulative foreign currency translation adjustment	6.4	6.0

Total comprehensive income	$100.9	$89.3

14.	Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended April 30,
	2008	2007
Numerator:
Numerator for basic and diluted net income per share—net income	$94.6	$83.3

Denominator:
Denominator for basic net income per share—weighted average shares	226.2	231.2
Effect of dilutive common stock options	6.4	12.6

Denominator for dilutive net income per share	232.6	243.8

The computation of diluted net income per share does not include 13.8 million shares for the first quarter of fiscal 2009 and 6.7 million shares for the first quarter of fiscal 2008. These shares were excluded in the computation of basic and diluted net income per share because they were anti-dilutive under the treasury stock method, in accordance with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

15.	Segments

During fiscal 2008, Autodesk had two reportable segments, the Design Solutions Segment and the Media and Entertainment Segment. Periodically, Autodesk’s chief decision making officer (Autodesk’s Chief Executive Officer) evaluates the performance of Autodesk’s operating segments and implements organizational changes accordingly. In fiscal 2009, changes to Autodesk’s internal sales organization, as well as the continued focus on specialized vertical distribution channels, has affected how management views the operations of the business. Consequently, effective February 1, 2008, the Company began reporting in four reportable segments: Platform Solutions and Emerging Business and Other (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing Solutions (“MSD”) and Media and Entertainment (“M&E”). Location Services, which is not included in any of the above reportable segments, continues to be reflected as Other. Autodesk believes that reporting in these four segments is consistent with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended),” given the Company’s recent organizational changes. Prior periods have been conformed to the current period presentation. Autodesk has no material inter-segment revenue.

The PSEB, AEC and MSD segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. The M&E segment derives revenue from the sale of products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

PSEB, consisting of Autodesk’s core platform, AutoCAD, underpins the Company’s design offerings for all industries. PSEB also consists of Autodesk’s Geospatial and Plant Design businesses in addition to emerging business opportunities such as collaboration, software as a service and visualization. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s 2D horizontal products, AutoCAD and AutoCAD LT, as well as Autodesk’s 2D industry-specific product, AutoCAD Map 3D, and revenue from Autodesk Consulting.

AEC solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, construction and construction management, and supporting information needs throughout the building lifecycle. The segment’s solutions include advanced technology for building information modeling, AutoCAD-based design and documentation productivity software, dynamic civil modeling software and collaborative project management software. AEC’s revenue primarily includes revenue from the sales of licenses of Revit products, AutoCAD Architecture, AutoCAD Civil 3D and Autodesk Buzzsaw and Constructware.

MSD provides the manufacturing industry with comprehensive design, data management and Digital Prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in a simple 2D/3D environment, and manage designs from the conceptual design phase through the manufacturing phase. MSD’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor products and AutoCAD Mechanical.

M&E is comprised of two business lines: animation, including design visualization, and Advanced Systems. Animation products such as Autodesk 3ds Max and Autodesk Maya provide advanced tools for 3D modeling, animation, rendering solutions, and design visualization and visual effects production. Advanced Systems products provide color grading, editing, finishing and visual effects, compositing, media mastering and encoding technology and increase the productivity of creative professionals.

All of Autodesk’s reportable segments distribute their respective products primarily through authorized dealers and distributors and, to a lesser extent, through direct sales to end-users.

Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 9, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2008	2007
Net revenue:
Platform Solutions and Emerging Business and Other	$278.0	$251.4
Architecture, Engineering and Construction	129.1	99.8
Manufacturing Solutions	119.1	94.4
Media and Entertainment	67.3	59.2
Other(1)	5.3	3.8

	$598.8	$508.6

Gross profit:
Platform Solutions and Emerging Business and Other	$262.4	$237.1
Architecture, Engineering and Construction	119.3	91.2
Manufacturing Solutions	110.2	86.2
Media and Entertainment	50.1	42.9
Unallocated(2)	(1.0)	(1.5)

	$541.0	$455.9

(1)	Other primarily consists of revenue from Autodesk’s Location Services Division.
(2)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2008	2007
Net revenue:
U.S.	$161.0	$156.6
Other Americas	30.4	27.8

Total Americas	191.4	184.4
Europe, Middle East and Africa	259.0	206.9
Japan	62.8	46.9
Other Asia/Pacific	85.6	70.4

Asia/Pacific	148.4	117.3

Total net revenue	$598.8	$508.6

16.	Financial Instruments

Forwards and Options

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates, which exist as part of the ongoing business operations. Autodesk’s general practice is to use forward and option contracts to hedge a majority of transaction exposures denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. These foreign currency instruments have maturities of less than three months. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $105.8 million at April 30, 2008 and $66.9 million at January 31, 2008. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on a portion of the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars is recorded as “Prepaid expenses and other current assets” and “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets. The notional amounts of foreign currency option contracts were $138.4 million at April 30, 2008 and $131.8 million at January 31, 2008, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenue, while the ineffective portion of the option contract is recorded in “Interest and other income, net.” There were $2.4 million net settlement losses recorded during the first quarter of fiscal 2009. Net settlement losses were less than $0.1 million during the first quarter of fiscal 2008. Amounts associated with the cost of the options, which were recorded in “Interest and other income, net,” were $0.2 million and $0.1 million during the first quarter of fiscal 2009 and 2008, respectively.

Marketable Securities

The following table shows the gross unrealized losses and fair value of Autodesk’s investments with unrealized losses that are deemed not to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at April 30, 2008.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Taxable auction-rate securities	$8.3	$0.7	$—	$—	$8.3	$0.7

At April 30, 2008, Autodesk’s investment portfolio included two auction rate securities with an estimated fair value of $8.3 million ($9.0 million cost basis). Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that are reset at auction every 28 days. These AAA-rated auction rate securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. Under the contractual terms of these investments, because the auctions failed to settle, the interest rate on these investments reset to the Libor rate plus 125 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so without a loss of principal unless a future auction on these investments is successful. Currently, Autodesk believes these investments are not other-than-temporarily impaired, but it is not clear in what period of time they will be settled. Based on its ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash, Autodesk has the intention and ability to hold the securities until the value recovers or to maturity. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

Fair Value Measurements

Autodesk adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) effective February 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received upon the sale of an asset, or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs in which there is little or no market data, which require Autodesk to develop its own assumptions. SFAS 157 requires Autodesk to maximize the use of observable market data, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, Autodesk measures at fair value certain financial assets and liabilities, which consist of cash equivalents, marketable securities and foreign currency contracts. The following table summarizes the valuation of Autodesk’s investments and the financial instruments which were determined by using the following inputs at April 30, 2008:

	Fair Value Measurements at April 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant and Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1) :
Time deposits	$—	$180.5	$—	$180.5
Money market mutual funds	—	307.0	—	307.0
Marketable securities:
Mutual funds	29.0	—	—	29.0
Bank time deposits	—	3.9	—	3.9
Taxable auction-rate securities	—	—	8.3	8.3
Foreign currency derivative contracts(2)	—	1.0	—	1.0

Total	$29.0	$492.4	$8.3	$529.7

Liabilities
Foreign currency derivative contracts(3)	—	0.7	—	0.7

Total	$—	$0.7	$—	$0.7

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2008, in addition to $421.6 million of cash.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2008.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2008.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. Autodesk’s foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a pricing model and some of the inputs to this model are unobservable in the market.

Significant and Unobservable Inputs
(Level 3)
Balance at January 31, 2008	$8.4
Unrealized loss included in other comprehensive income	(0.1)

Balance at April 30, 2008	$8.3

Effective February 1, 2008, Autodesk also adopted Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of Statement of Financial Accounting Standards No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of April 30, 2008, Autodesk did not elect such option for its financial instruments and liabilities.

17.	Subsequent Events

On May 1, 2008, Autodesk entered into an agreement to acquire Moldflow Corporation (“Moldflow”) for $22.00 per share, or approximately $297.0 million cash, less Moldflow’s cash balance at the time of closing and less proceeds from option exercises. Moldflow is a public company (NASDAQ: MFLO) that designs, develops, manufactures and markets computer software solutions for the design and engineering of injection-molded plastic parts. The acquisition is structured as a cash tender offer for all the outstanding shares of Moldflow common stock, followed by a merger of an Autodesk subsidiary into Moldflow whereupon Moldflow will continue as a wholly-owned subsidiary of Autodesk. For further information see Autodesk’s Schedule TO filed with the Securities and Exchange Commission on May 2, 2008, as amended. This transaction is subject to customary closing conditions including regulatory approvals, and is expected to close in the second calendar quarter of 2008. Moldflow will be integrated into Autodesk’s Manufacturing Solutions Segment.

Additionally, during May 2008, Autodesk completed three acquisitions for approximately $63.9 million, net of cash acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results, including net revenue, product backlog, upgrade, crossgrade and maintenance revenue, the impact of acquisitions, the effect of fluctuations in exchange rates on net revenue and expenses, costs and expenses, including cost of revenue and operating expenses, future income, our anticipated tax rate, planned product retirement and annual release cycle. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading 2D and 3D design software and services company for the architecture, engineering, construction, manufacturing, geospatial mapping and digital media markets. Our focus is to offer our customers the ability to visualize, simulate and analyze real-world performance early in the design process to foster innovation, enhance quality, and save time and money. Worldwide business trends such as globalization, sustainability, investment in infrastructure and the increasing desire to keep data digital are creating pressure on our customers to improve innovation while enhancing productivity. Our customers are seeking differentiation through design, and we believe our products and services provide a competitive advantage to succeed in this environment.

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

We have created a large global community of distributors and resellers, third-party developers and customers. These relationships provide us with a broad reach into volume markets. Our reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We have a significant number of registered third-party developers, creating products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available both from universities and the existing work force, reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

Our growth strategy derives from these core strengths. We continue to increase the business value of our design tools in a number of ways. We improve the performance and functionality of existing products with each new release. Our most recent release occurred in March 2008. Beyond our 2D horizontal design products, we develop products addressing industry-specific needs including 2D vertical and 3D model-based products. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. By doing this, we drive technology democratization and increase customer loyalty.

In addition, we believe that migration of our customers from our 2D horizontal products to our 2D vertical products and 3D model-based design products, presents a significant growth opportunity. During the first quarter of fiscal 2009, revenue from 3D model-based design products increased 37% as compared to the first quarter of fiscal 2008. We shipped approximately 35,000 commercial seats (which includes new seats and crossgrade seats) of 3D model-based design products, including approximately 11,500 seats of Autodesk Inventor and approximately 24,000 seats of our Architecture, Engineering and Construction products (Revit, AutoCAD Civil 3D and Autodesk NavisWorks). We expect that the adoption of 2D vertical products and 3D model-based design products will increase the productivity of our customers in all industries and result in richer design data. This migration also poses various risks to us. In particular, if we do not successfully convert our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, sales of our 2D horizontal products may decrease without a corresponding increase in customer seats of our 2D vertical products and 3D model-based design products, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing emerging economies present significant growth opportunities for us. Revenue in emerging economies increased 41% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Revenue from emerging economies represented 17% of net revenue during the first quarter of fiscal 2009 as compared to 14% during the first quarter of fiscal 2008. While the opportunity in emerging markets remains large, conducting business in these emerging economies presents significant challenges, including intellectual property protection and software piracy, which remain substantial problems.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant effect on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We have described our significant accounting policies in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2008 (the “2008 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. We believe these are the policies that are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. These policies remain consistent with what was previously disclosed. Please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K filed on March 28, 2008.

Updates on the relevant periodic financial disclosures related to these policies are provided below:

Product Returns Reserves. Our product returns reserves were $16.3 million at April 30, 2008 and $14.4 million at January 31, 2008. Product returns as a percentage of applicable revenue were 2.2% and 1.7% for the first quarter of fiscal 2009 and 2008, respectively. During the first quarter of fiscal 2009 and 2008, we recorded additions to our product returns reserve of $11.4 million and $6.0 million, respectively, which reduced our revenue.

Income Taxes. We currently have $136.5 million of net deferred tax assets, mostly arising from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $366.0 million across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Overview of the Three Months Ended April 30, 2008

(in millions)	Three Months Ended April 30, 2008	As a % of Net Revenue	Three Months Ended April 30, 2007	As a % of Net Revenue

Net Revenue	$598.8	100%	$508.6	100%
Cost of revenue	57.8	10%	52.7	10%

Gross Profit	541.0	90%	455.9	90%
Operating expenses	421.1	70%	354.5	70%

Income from Operations	$119.9	20%	$101.4	20%

Our primary goals for fiscal 2009 are to continue our delivery of market-leading products and solutions to our customers, to drive revenue growth, and to invest in product functionality while minimizing the impact of these investments on gross profit, operating margins and operating cash flow. During the first quarter of fiscal 2009 we released our 2009 family of products, offering our customers continued advancements in design and authoring productivity as well as digital prototyping and product lifecycle management capabilities.

During the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, net revenue increased 18%, gross profit increased 19%, income from operations increased 18%, and operating cash flow decreased 3%.

We generate a significant amount of our revenue in countries outside of the United States in currencies such as the euro, Japanese yen and British pound. The weaker value of the U.S. dollar relative to foreign currencies had a positive effect on the growth rates of our revenue and a negative effect on the growth rates of our expenses when compared to the prior year. Had exchange rates from the first quarter of fiscal 2008 been in effect during the first quarter of fiscal 2009 (“on a constant currency basis”), net revenue would have increased by 10% and income from operations would have decreased by 8%.

We recently announced the Company’s intention to acquire Moldflow Corporation (“Moldflow”). Upon the closing of the acquisition of Moldflow, we expect to see further reduction in operating margins in the near term, with less of a negative impact on operating margins by the end of fiscal 2009. The remainder of this discussion does not include the impact of Moldflow on our consolidated financial position, results of operations or cash flows.

Net revenue for the first quarter of fiscal 2009 increased 18%, as compared to the first quarter of fiscal 2008, due to a 13% increase in license and other revenue and a 33% increase in maintenance revenue. Our maintenance revenue relates to a program known by our user community as the Subscription Program. Net revenue for our 2D products and 3D model-based design products increased 14% and 37%, respectively, during the first quarter of fiscal 2009 as compared to the same period in the prior fiscal year. A critical component of our growth strategy is to continue to add new 2D horizontal users, while migrating our customers to our higher value 2D vertical and 3D model-based design products. We experienced strong growth in net revenue in the developed and emerging economies of Europe, Middle East, Africa (“EMEA”) and Asia Pacific (“APAC”).

Our total operating margin was 20% of net revenue for the first quarter of fiscal 2009 and 2008. In the first quarter of fiscal 2009 stock-based compensation expense increased $10.4 million as compared to the same period of the prior fiscal year due to the suspension of our employee stock compensation programs in relation to the voluntary review of our historical stock option grant practices during the first quarter of fiscal 2008. In addition, $8.9 million was spent during the first quarter of fiscal 2009 on cost reduction initiatives including workforce reductions. These expense increases compared to the prior year were partially offset by a reduction in spending of $12.0 million related to employee tax expenses recorded in the first quarter of fiscal 2008 for our voluntary review of historical stock option grant practices.

We continue to invest in growth and productivity initiatives and, over the longer term we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. For the remainder of fiscal 2009, we expect total costs and expenses to increase in absolute dollars, but decline slightly as a percentage of net revenue resulting in overall operating margin improvement as compared to fiscal 2008. We will continue to balance investments in revenue growth opportunities with our focus on increasing profitability.

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom, France, Italy, South Korea, Russian Federation, Canada, and China. The weaker value of the U.S. dollar relative to foreign currencies had a positive effect of $26.8 million on operating income in the first quarter of fiscal 2009 compared to the same period of the prior fiscal year. Had exchange rates from the first quarter of fiscal 2008 been in effect during the first quarter of fiscal 2009, translated international revenue billed in local currencies would have been $40.8 million lower and operating expenses would have been $14.0 million lower. Changes in the value of the U.S. dollar may have a significant effect on net revenue in future periods. We use foreign currency option collar contracts to reduce the current quarter exchange rate effect on the net revenue of certain anticipated transactions.

Throughout the first quarter of fiscal 2009, we maintained a strong balance sheet. We finished the first quarter of fiscal 2009 with $950.3 million in cash and marketable securities, of which $8.3 million is classified as long-term. This decrease from the $957.7 million balance in cash and marketable securities at January 31, 2008 is principally the result of the repurchase of 8.0 million shares of our common stock in the first quarter of fiscal 2009. During the first quarter of fiscal 2008, we did not repurchase any shares of our common stock. We completed the first quarter of fiscal 2009 with a higher deferred revenue balance and lower accounts receivable balance as compared to January 31, 2008. Our deferred revenue balance at April 30, 2008 included $473.6 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenue

	Three Months Ended April 30, 2008	Increase compared to prior period		Three Months Ended April 30, 2007
		$	%
(in millions)
Net Revenue:
License and other	$432.2	$49.0	13%	$383.2
Maintenance	166.6	41.2	33%	125.4

	$598.8	$90.2	18%	$508.6

Net Revenue by Geographic Area:
Americas	$191.4	$7.0	4%	$184.4
Europe, Middle East and Africa	259.0	52.1	25%	206.9
Asia Pacific	148.4	31.1	27%	117.3

	$598.8	$90.2	18%	$508.6

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business and Other	$278.0	26.6	11%	$251.40
Architecture, Engineering and Construction	129.1	29.3	29%	99.8
Manufacturing Solutions	119.1	24.7	26%	94.4
Media and Entertainment	67.3	8.1	14%	59.2
Other	5.3	1.5	39%	3.8

	$598.8	$90.2	18%	$508.6

License and Other Revenue

License and other revenue are comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sales of new seats, revenue from the Autodesk Upgrade Program and revenue from the Autodesk Crossgrade Program. Other revenue consist of revenue from consulting and training services, revenue from the Autodesk Developers Network, Autodesk Collaborative Solution hosting revenue, Autodesk’s Location Services Division and revenue from Advanced Systems product support.

Total license and other revenue increased 13% during the first quarter of fiscal 2009, as compared to the same period of the prior fiscal year. This growth was primarily due to a 24% increase in commercial new seat revenue from our 2D products and 3D model-based design products. This 24% increase was largely driven by the release of our 2009 family of products. Approximately 16% points of the 24% increase was due to higher average prices per seat, and approximately 8% points of the 24% increase was due to increases in the number of seats sold. As a percentage of total net revenue, license and other revenue was 72% for the first quarter of fiscal 2009 and 75% for the first quarter of fiscal 2008.

Upgrade revenue, which includes crossgrade revenue, decreased by 14% during the first quarter of fiscal 2009, as compared to the same period of the prior fiscal year, as expected. The decrease in upgrade revenue was driven primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products as compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year, due to more customers on our maintenance program. We expect revenue from upgrades to continue to decline as we continue to move customers onto our maintenance program.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 17% and 15% of our consolidated net revenue for the first quarter of fiscal 2009 and 2008, respectively.

Revenue from the sales of our services, training and support, included in “License and other,” are immaterial, representing less than 4% of net revenue for all periods presented.

Maintenance Revenue

Under our maintenance program, customers are eligible to receive unspecified upgrades when-and-if-available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods. Maintenance revenue increased 33% for the first quarter of fiscal 2009 as compared to the same period of the prior fiscal year. Approximately 24% points of the 33% increase was due to increases in program enrollment and approximately 9% points of the 33% increase was due to higher net revenue per maintenance seat. As a percentage of total net revenue, maintenance revenue was 28% for the first quarter of fiscal 2009 and 25% for the first quarter of fiscal 2008. Our maintenance program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements. We expect maintenance revenue to continue to increase both in absolute dollars and as a percentage of total net revenue as a result of increased program enrollment, which is now at nearly 1.6 million users; however, we expect these growth rates to be lower than in the past.

Aggregate backlog at April 30, 2008 and January 31, 2008 was $567.5 million and $521.5 million, respectively, of which $549.7 million and $506.1 million, respectively, represented deferred revenue and $17.8 million and $15.4 million, respectively, related to current software license product orders which had not yet shipped at the end of each respective period. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw and Autodesk Constructware services, consulting services and deferred license sales. Backlog from current software license product orders which we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region increased by 4% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, primarily due to an 11% increase in maintenance revenue and an 8% increase in revenue from new seats. These increases were partially offset by a 24% decrease in revenue from upgrades in the Americas. Growth in the Americas was also affected by a slowing economy that impacted growth rates for all of our products in the first quarter of fiscal 2009.

Net revenue in EMEA increased by 25%, or 11% increase on a constant currency basis, during the first quarter of fiscal 2009, as compared to the same period of the prior fiscal year, primarily due to a 32% increase in new seat revenue and a 54% increase in maintenance revenue. These increases were partially offset by a 15% decrease in revenue from upgrades. EMEA’s growth during the current fiscal quarter was primarily due to growth in the local emerging economies, as well as in France, Italy, Belgium, and Spain. The positive effect of the weaker value of the U.S. dollar relative to the euro and the British pound also contributed to the increase in net revenue in EMEA. Had exchange rates from the first quarter of fiscal 2008 been in effect during the first quarter of fiscal 2009, translated net revenue in EMEA would have been $30.2 million lower.

Net revenue in APAC increased by 27%, or 18% increase on a constant currency basis, during the first quarter of fiscal 2009, as compared to the same period of the prior fiscal year, primarily from a 23% increase in new seat revenue, a 48% increase in revenue from upgrades and a 27% increase in maintenance revenue. Net revenue growth in APAC during the first quarter of fiscal 2009 occurred primarily in Japan, the APAC emerging economies, as well as in South Korea and Australia. Had exchange rates from the first quarter of fiscal 2008 been in effect during the first quarter of fiscal 2009, translated net revenue in APAC would have been $10.1 million lower.

We believe that international net revenue will continue to comprise a majority of our total net revenue. Economic weakness in any of the countries that contributes a significant portion of our net revenue could have an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to foreign currencies could significantly affect our future financial results for a given period. International net revenue represented 73% of our net revenue in the first quarter of fiscal 2009 and 69% of our net revenue in the same period of the prior fiscal year. Net revenue in emerging economies grew by 41% between the first quarter of fiscal 2008 and the first quarter of fiscal 2009, primarily due to revenue from the EMEA emerging economies and APAC emerging economies. This growth was a significant factor in our international sales growth during the first quarter of fiscal 2009.

Net Revenue by Operating Segment

During fiscal 2008, we had two reportable segments, the Design Solutions Segment and the Media and Entertainment Segment. Periodically, our chief decision making officer (our Chief Executive Officer) evaluates the performance of our operating segments and implements organizational changes accordingly. In fiscal 2009, changes to our internal sales organization, as well as an increased focus on specialized vertical distribution channels, has affected how management views the operations of the business. Consequently, effective February 1, 2008, we began reporting in four reportable segments: Platform Solutions and Emerging Business and Other (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing Solutions (“MSD”) and Media and Entertainment (“M&E”). Location Services, which is not included in any of the above reportable segments, continues to be reflected as Other. Prior periods have been conformed to the current period presentation. Autodesk has no material inter-segment revenue.

Net revenue for the PSEB Segment increased 11% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, primarily due to a 28% increase revenue from AutoCAD LT. Revenue from AutoCAD increased 3% over the same period in the prior fiscal year.

Net revenue for the AEC Segment increased 29% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, primarily due to a 61% increase in revenue from Revit and an 11% increase in revenue from AutoCAD Civil 3D. Also contributing the increase in AEC’s net revenue was revenue from Autodesk NavisWorks products.

Net revenue for the MSD Segment increased 26% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, primarily due to a 25% increase in revenue from Autodesk Inventor products, a 28% increase in revenue from AutoCAD Mechanical and a 55% increase in revenue from AutoCAD Electrical.

Net revenue for the M&E Segment increased 14% during the first quarter of fiscal 2009, as compared to the same period of the prior fiscal year primarily due to the 25% increase in net revenue from our Animation business line. This increase was primarily due to a 44% increase in revenue from Autodesk 3ds Max. Net revenue growth from Advanced Systems was relatively flat as compared to the same period in the prior fiscal year.

Cost of Revenue

(in millions)	Three Months Ended April 30, 2008	Increase (decrease) compared to prior period		Three Months Ended April 30, 2007
		$	%
Cost of revenue:
License and other	$55.8	$5.3	10%	$50.5
Maintenance	2.0	(0.2)	-9%	2.2

	$57.8	$5.1	10%	$52.7

As a percentage of net revenue	10%			10%

Cost of license and other revenue includes direct material and overhead charges, labor costs of fulfilling service contracts and order processing, royalties, amortization of purchased technology and SFAS 123R stock-based compensation expense. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue increased 10% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008 due to the 13% increase in revenue. Cost of license and other revenue remained relatively consistent as a percentage of net revenue from first quarter of fiscal 2009, compared to the same period of the prior fiscal year.

Cost of maintenance revenue includes cost of sales associated with our maintenance program. Cost of maintenance revenue remained relatively consistent in both dollars and as a percentage of net revenue during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, changing consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the effect of expensing employee stock-based compensation expense. We expect cost of revenue to increase in absolute dollars, but decrease slightly as a percentage of net revenue during the remainder of fiscal 2009 as compared to fiscal 2008.

Marketing and Sales

	Three Months Ended April 30, 2008	Increase compared to prior period		Three Months Ended April 30, 2007
(in millions)		$	%
Marketing and sales	$223.9	$31.4	16%	$192.5
As a percentage of net revenue	37%			38%

Marketing and sales expenses include salaries, benefits and bonuses for our marketing and sales employees and costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. These expenses also include sales and dealer commissions, travel and facility costs for our marketing, sales, dealer training and support personnel, labor costs of fulfilling order processing, SFAS 123R stock-based compensation expense for stock awards granted to marketing and sales employees, and overhead charges.

Marketing and sales expense increased 16% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, primarily due to $27.7 million of higher employee-related costs driven by increased marketing and sales headcount. We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support, but at a slower pace. As a result, we expect marketing and sales expenses to increase in absolute dollars, but decrease slightly as a percentage of net revenue, during the remainder of fiscal 2009, as compared to fiscal 2008.

Research and Development

	Three Months Ended April 30, 2008	Increase compared to prior period		Three Months Ended April 30, 2007
(in millions)		$	%
Research and development	$143.7	$29.0	25%	$114.7
As a percentage of net revenue	24%			23%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, and bonuses for software engineers, fees paid to software development firms and independent contractors, overhead charges, and SFAS 123R stock-based compensation expense for stock awards granted to research and development employees.

Research and development expenses increased 25% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, primarily due to an increase in employee related costs of $22.7 million driven by increased research and development headcount. During the first quarter of fiscal 2008, we incurred approximately $12.5 million for consulting services and in-process technology purchases from Hanna Strategies Holdings, Inc. (“Hanna Strategies”). The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. We had a 28% ownership in Hanna Strategies until the fourth quarter of fiscal 2008 when we acquired the remaining 72% ownership in Hanna Strategies.

Overall, we have increased our investment in research and development in the first quarter of fiscal 2009 as compared to the same period of the prior fiscal year to create new products and new versions of existing products, broader interoperability, accelerated localization efforts and improvements in visualization, simulation and analysis. We expect research and development expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue, during the remainder of fiscal 2009, as compared to fiscal 2008, as we continue to invest in product development and continue to acquire new technology.

General and Administrative

	Three Months Ended April 30, 2008	Increase compared to prior period		Three Months Ended April 30, 2007
(in millions)		$	%
General and administrative	$53.5	$6.2	13%	$47.3
As a percentage of net revenue	9%			9%

General and administrative expenses include salaries, benefits, and bonuses for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services, SFAS 123R stock-based compensation expense for stock awards granted to general and administrative employees, and amortization expense of customer relationships and trademarks acquired.

The 13% increase in general and administrative expenses during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, was primarily due to an increase in employee related costs of $12.4 million due to increased general and administrative headcount. This increase was partially offset by a $4.7 million decrease in litigation expenses. We expect that general and administrative expenses will increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during the remainder of fiscal 2009, as compared to fiscal 2008.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended April 30,
(in millions)	2008	2007
Interest and investment income, net	$6.8	$9.0
Loss from unconsolidated subsidiary	—	(1.1)
Gain on foreign currency transactions	0.2	1.2
Other income (expense)	(0.1)	0.7

	$6.9	$9.8

Investment income fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and other income, net, during the first quarter of fiscal 2009, as compared to the same period in the prior fiscal year, is primarily due to lower interest rate yields.

The decrease in interest and other income, net for the first quarter of fiscal 2009 was partially offset by a decrease in the loss from unconsolidated subsidiary. During the first quarter of fiscal 2008, our 28% ownership interest in Hanna Strategies, accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” resulted in a loss from unconsolidated subsidiary. We acquired the remaining 72% of Hanna Strategies on January 2, 2008.

Provision for Income Taxes

Our effective tax rate was 25% during the first quarter of fiscal 2009 and 2008. The effective tax rate for the first quarter of fiscal 2009 is less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and state research tax credits offset by the impact of SFAS 123R.

Our future effective tax rate may be materially impacted by the amount of benefits associated with our foreign earnings which are taxed at rates different from the Federal statutory rate, research credits, SFAS 123R, FIN 48, the U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At April 30, 2008, we had net deferred tax assets of $136.5 million. Realization of these assets is dependent on our ability to generate approximately $336.0 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

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

At April 30, 2008, our principal sources of liquidity were cash, cash equivalents and short-term marketable securities totaling $942.0 million and net accounts receivable of $333.5 million. In addition, we also have available a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. This facility expires in August 2012 and there was $40.0 million outstanding at April 30, 2008. We drew on this line during the first quarter of fiscal 2009 because of a temporary difference between cash needs and cash availability in the United States; we principally used the facility to fund the 8.0 million share repurchase.

At April 30, 2008, our investment portfolio included two auction rate securities with an estimated fair value of $8.3 million ($9.0 million cost basis). Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that are reset at auction every 28 days. These AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. The failed auctions resulted in the interest rate on these investments resetting at Libor plus 125 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal unless a future auction on these investments is successful. Currently, we believe these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we have the intention and ability to hold the securities until the value recovers or to maturity. Due to the lack of liquidity of these investments, they are included in “Marketable securities-non-current.” We will continue to evaluate our accounting for these investments on a quarterly basis. See Note 16, “Financial Instruments,” for further discussion of our financial instruments.

Net cash flows provided by operating activities decreased $6.3 million to $185.3 million during the first quarter of fiscal 2009, as compared to the same period in the prior fiscal year. The decrease was primarily due to larger payments in the first quarter of fiscal 2009 for accrued fiscal 2008 bonuses and fourth quarter fiscal 2008 commissions, partially offset by increased collections of accounts receivable and higher net income.

As of April 30, 2008, other than the draw on the line of credit discussed above, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications. In the event that the proposed acquisition of Moldflow closes, we expect to obtain the necessary funds to pay the offer price from our existing cash balances and borrowings under our existing revolving credit facility. See Note 17, “Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements for further discussion. In addition, $29.0 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at April 30, 2008. See Note 6, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by policy, have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the first quarter of fiscal 2009 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to shareholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows. At April 30, 2008, 16.1 million shares remained available for repurchase under the existing repurchase authorization. See Note 12, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock during the first quarter of fiscal 2009:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 29	500	$31.49	500		23,636
March 1 - March 31	7,501	32.10	7,501		16,135
April 1 - April 30	—	—	—		—

Total	8,001	$32.06	8,001	(1)	16,135	(2)

(1)	Represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors in December 2004 and December 2007.
(2)	This amount corresponds to a plan approved by the Board of Directors in December 2007, which authorized the repurchase of 20.0 million shares. This plan does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A. of our report on Form 10-K for the fiscal year ended January 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. In addition to the other information contained in this Form 10-Q, the following discussion highlights some of these risks and the possible impact of these factors on future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

General economic conditions may affect our net revenue and harm our business.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Economic growth in the United States continued to slow in the first quarter of fiscal 2009. If economic growth in the United States continues to slow, or if other countries’ economies slow, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Any of these events would likely harm our business, results of operations and financial condition.

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

Recently, we have benefited from the U.S. dollar’s weakness against other currencies, since such depreciation has contributed to the revenue we report. Significant appreciation of the U.S. dollar against foreign currencies may adversely impact our future net revenue. During the first quarter of fiscal 2009, the U.S. dollar continued to be weak as compared to foreign currencies, adding to our revenue; if the U.S. dollar were to strengthen, our future net revenue could be harmed.

Our efforts to develop and introduce new product and service offerings expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our vertical design products and our digital prototyping and collaboration products. In addition, we are introducing new business models that require a considerable investment of technical and financial resources. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our customers of AutoCAD and AutoCAD LT to related vertical industry products and to our 3D model-based design products such as the Autodesk Inventor products, the Revit products, AutoCAD Civil 3D and Autodesk NavisWorks products. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding conversion of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our net revenue, earnings or key performance metrics; changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures and litigation; and general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance, like the current credit issues affecting the economy or the operating performance of our competitors.

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

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, stock-based compensation expense, fluctuations in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, failure to follow sales policies, unexpected costs or other operating expenses, changes in product pricing or product mix, platform changes, failure to convert our 2D customer base to 3D model-based design products, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large Advanced Systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to successfully integrate acquired businesses and technologies, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenue.

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

We anticipate that international operations will continue to account for a significant portion of our net revenue, and as we expand our international development expertise, will provide significant support to our overall development efforts. Risks inherent in our international operations include fluctuating currency exchange rates, unexpected changes in regulatory practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, possible future limitations upon foreign owned businesses, and greater difficulty in protecting intellectual property.

Our international results will also continue to be impacted by general economic and political conditions in foreign markets generally, including conditions in foreign markets resulting from economic and political conditions in the United States. These factors may adversely impact our future international operations and consequently our business as a whole.

Our business could suffer as a result of risks associated with strategic acquisitions and investments such as the recent announcement of our intent to acquire Moldflow Corporation (“Moldflow”).

We periodically acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, we recently announced our intent to acquire Moldflow. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404, and the diversion of management’s time and attention. In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges could negatively impact results of operations for a given period or cause quarter to quarter variability in our operating results.

We cannot accurately predict customer maintenance attach and renewal rates and the impact these attach and renewal rates will have on our future revenue or operating results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attachment and renewal rates may decline or fluctuate as a result of a number of factors. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, then our maintenance revenue will decline and our business will suffer.

Our investment portfolio is composed of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility and other economic factors. If general economic conditions create a decline in interest rates, deterioration in the credit rating of our investments, or illiquidity in the financial marketplace, we may experience a decline in interest income, an inability to sell our investments, or an impairment in the value of our investments.

We invest our cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit ratings and limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the value of our investments, and our ability to sell them. In the United States, for example, if the Federal Reserve lowers interest rates, the yields on our portfolio securities may decline. Any one of these factors could reduce our interest income, which in turn could impact our overall net income and earnings per share.

At April 30, 2008, we had auction rate securities with an estimated fair value of $8.3 million ($9.0 million cost basis) included in non-current “Marketable securities” due to their lack of liquidity. These AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle at monthly auctions since August 2007. The failed auctions resulted in the interest rate on these investments resetting at a premium as a result of a lack of liquidity for the underlying investment. We determined that these securities are temporarily impaired because the securities are fully insured, we earn a premium interest rate on the investments, the duration of the auction failures are believed to be a temporary market condition, and we have the intention and ability to hold the securities until the market value can be realized. However, in the future, if these issuers are unable to successfully close future auctions and their credit deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenue will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software distributors and resellers typically are not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the United States and international regions, including distributor Tech Data Corporation and their global affiliates (“Tech Data”). Tech Data accounted for 17% of our consolidated net revenue for the first quarter of fiscal 2009 and 14% of our consolidated net revenue for fiscal 2008. Over time, we have modified and will continue to modify aspects of our relationship with our resellers, such as their incentive programs, pricing to them and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

Incentives under our Partner Incentive Program and product returns could exceed our estimates and harm our net revenue.

We provide our channel partners incentives through our Partner Incentive Program. This is a short-term plan that uses monetary rewards to motivate distributors and resellers to achieve business goals in a specified time period. The majority of these goals are defined by quarterly targets. The majority of our partner incentive reserves reduce license and other revenue in the current period. The remainder relates to incentives on maintenance and reduces deferred revenue in the period the maintenance transaction is billed. This reduction in deferred revenue results in a reduction of maintenance revenue over the maintenance contract period. We also permit our distributors and resellers to return products subject to certain limitations. Consistent with our experience in fiscal 2008, we anticipate that product returns will continue to be driven by new product releases, product update cycles and software quality.

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

We are currently defending two lawsuits that have been filed against us and our current officers and certain of our current and former directors and officers relating to our historical stock option practices and related accounting. See Note 11, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for a more detailed description of these proceedings. These actions are in the preliminary stages, and the ultimate outcomes could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in the fiscal 2008 Form 10-K, that our internal control over financial reporting was effective as of January 31, 2008, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year end (or if our independent registered public accounting firm are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

As more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlaps, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. In fiscal 2007, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) which requires us to record stock-based compensation charges to earnings for employee stock option grants using a fair-value-based method for determining such charges. We believe that recognizing stock-based compensation expense under SFAS 123R will continue to materially adversely impact our earnings and may impact the manner in which we conduct our business. As of February 1, 2009, we will adopt Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”) which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset and amortized over its estimated useful life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact that SFAS 141R has on Autodesk’s consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that the Company enters into subsequent to the adoption of the standard.

Our operating results could be negatively impacted if our tax positions are successfully challenged by tax authorities.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

We rely on third party technologies and if we are unable to use or integrate these technologies, our product and service development may be delayed.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would likely harm our business.

We are investing resources in updating and improving our internal information technology systems. Should our investments not succeed, or if delays or other issues with a new internal technology system disrupt our operations, our business could be harmed.

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

Additionally, technology created by outsourced product development, whether outsourced to third parties or developed externally and transferred to us through business or technology acquisitions have certain additional risks. These risks include potential difficulties with effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property.

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

Our business could be adversely affected if we are unable to attract and retain key personnel.

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

There were no sales of unregistered securities during the three months ended April 30, 2008.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1*	Registrant’s 2008 Employee Stock Plan Forms of Agreement

Exhibit 10.2*	Registrant’s 2000 Directors’ Option Plan Forms of Agreement

Exhibit 10.3*	Registrant’s 2000 Director’s Option Plan, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 30, 2008

AUTODESK, INC. (Registrant)

/s/ ALFRED J. CASTINO
Alfred J. Castino Senior Vice President and Chief Financial Officer (Principal Financial Officer)