Form 10-Q
period 2008-07-31
AUTODESK INC
filed 2008-09-05
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

As of August 29, 2008, there were 224,953,182 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions of dollars, except share and per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net revenue:
License and other	$440.2	$393.6	$872.4	$776.7
Maintenance	179.3	132.3	345.9	257.7

Total net revenue	619.5	525.9	1,218.3	1,034.4

Costs of revenue:
Cost of license and other revenue	57.4	49.6	113.2	100.1
Cost of maintenance revenue	2.1	2.3	4.1	4.4

Total cost of revenue	59.5	51.9	117.3	104.5

Gross profit	560.0	474.0	1,101.0	929.9
Operating expenses:
Marketing and sales	228.8	198.8	452.7	391.3
Research and development	153.2	114.9	296.9	229.6
General and administrative	59.2	45.8	112.7	93.1

Total operating expenses	441.2	359.5	862.3	714.0

Income from operations	118.8	114.5	238.7	215.9
Interest and other income, net	6.3	3.4	13.2	13.2

Income before income taxes	125.1	117.9	251.9	229.1
Provision for income taxes	(35.3)	(26.3)	(67.5)	(54.2)

Net income	$89.8	$91.6	$184.4	$174.9

Basic net income per share	$0.40	$0.40	$0.82	$0.76

Diluted net income per share	$0.39	$0.38	$0.80	$0.72

Shares used in computing basic net income per share	224.2	230.3	225.2	230.8

Shares used in computing diluted net income per share	231.1	243.0	232.1	243.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	July 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$929.6	$917.9
Marketable securities	32.6	31.4
Accounts receivable, net	325.2	386.5
Deferred income taxes	58.2	98.1
Prepaid expenses and other current assets	56.9	47.9

Total current assets	1,402.5	1,481.8
Marketable securities	8.3	8.4
Computer equipment, software, furniture and leasehold improvements, net	109.2	80.2
Purchased technologies, net	106.2	64.4
Goodwill	626.9	443.4
Deferred income taxes, net	67.5	54.6
Other assets	122.9	79.4

	$2,443.5	$2,212.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78.1	$79.3
Accrued compensation	108.0	146.2
Accrued income taxes	21.2	14.4
Deferred revenue	440.7	400.7
Borrowings under line of credit	120.0	—
Other accrued liabilities	101.0	89.7

Total current liabilities	869.0	730.3
Deferred revenue	121.9	105.4
Long term income taxes payable	101.4	86.5
Long term deferred income taxes	29.2	3.3
Other liabilities	62.1	56.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	997.6	998.3
Accumulated other comprehensive income	19.9	13.8
Retained earnings	242.4	218.4

Total stockholders’ equity	1,259.9	1,230.5

	$2,443.5	$2,212.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended July 31,
	2008	2007
Operating Activities
Net income	$184.4	$174.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.1	28.6
Stock-based compensation expense	48.4	35.9
Charge for acquired in-process research and development	16.8	1.0
Changes in operating assets and liabilities, net of business combinations	111.6	87.8

Net cash provided by operating activities	400.3	328.2

Investing Activities
Purchases of available-for-sale marketable securities	(5.6)	(705.7)
Sales of available-for-sale marketable securities	4.7	765.7
Capital expenditures	(39.9)	(18.2)
Business combinations, net of cash acquired	(263.9)	(21.3)

Net provided by (used in) cash used in investing activities	(304.7)	20.5

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	50.1	83.8
Repurchases of common stock	(256.6)	(325.1)
Draws on line of credit	690.0	—
Repayments of line of credit	(570.0)	—

Net cash used in financing activities	(86.5)	(241.3)

Effect of exchange rate changes on cash and cash equivalents	2.6	1.6

Net increase in cash and cash equivalents	11.7	109.0
Cash and cash equivalents at beginning of fiscal year	917.9	665.9

Cash and cash equivalents at end of period	$929.6	$774.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2008, and for the three and six months ended July 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring adjustments and entries arising from acquisitions) during the quarter that were considered necessary for fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2009, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (the “2008 Form 10-K”) filed on March 28, 2008. Certain reclassifications, including the reclassification described in Note 6, “Income Taxes,” have been made to prior year amounts to conform to the current presentation.

2.	Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative and hedging activities in an effort to improve the transparency of financial reporting. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009. Autodesk believes that the adoption of SFAS 161 will not have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R revises the accounting treatment for certain items from what is currently required under SFAS 141. Specifically, the revision establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. This statement will be effective for prospective application for Autodesk’s fiscal year beginning February 1, 2009, with the exception of the income tax impact, which will be applied retrospectively to acquisitions that closed prior to February 1, 2009. The impact of SFAS 141R on Autodesk’s consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that the Company consummates subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009. Autodesk believes the adoption of SFAS 160 will not have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. Autodesk adopted the statement for financial assets and liabilities as of February 1, 2008. The remainder of the statement, which pertains to nonfinancial assets and liabilities, will be effective as of February 1, 2009 for Autodesk’s 2010 fiscal year. Autodesk believes the adoption of the remaining aspects of SFAS 157 will not have a material effect on its consolidated financial position, results of operations, or cash flows.

3.	Concentration of Credit Risks and Significant Customers

Autodesk’s cash, cash equivalents and marketable securities are held with, and in the custody of, financial institutions with high credit standing. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer. As of July 31, 2008, Autodesk’s investment portfolio included two auction rate securities with an estimated fair value of $8.3 million and an original cost basis of $9.0 million. See further discussion of these auction rate securities in Note 4, “Financial Instruments” below.

During the three months ended July 31, 2008 and 2007, total sales to distributors, Tech Data Corporation and its global affiliates (“Tech Data”), accounted for 14% of Autodesk’s consolidated net revenue. Sales to Tech Data represented 15% and 14% of Autodesk’s consolidated net revenues for the six months ended July 31, 2008 and 2007, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business and Other segment and comes from outside the United States. In addition, Tech Data accounted for 16% and 15% of gross accounts receivable at July 31, 2008 and January 31, 2008, respectively.

4.	Financial Instruments

Forwards and Options

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates, which exist as part of ongoing business operations. Autodesk’s general practice is to use forward and option contracts to hedge a majority of transaction exposures denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. These foreign currency instruments currently have maturities of less than three months. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Autodesk’s forward contracts, which are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were

$207.1 million at July 31, 2008 and $66.9 million at January 31, 2008. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

In addition to the forward contracts, Autodesk utilizes foreign currency option collar contracts to reduce the exchange rate impact on a portion of the net revenue of certain anticipated transactions. These option contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment under SFAS 133. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars is recorded as “Prepaid expenses and other current assets” and “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets. The notional amounts of foreign currency option contracts were $151.7 million at July 31, 2008 and $131.8 million at January 31, 2008, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenue, while the ineffective portion of the option contract is recorded in “Interest and other income, net.” There were $0.1 million gains and $2.3 million net settlement losses recorded during the three and six months ended July 31, 2008, respectively. Net settlement losses were $0.1 million during the three and six months ended July 31, 2007. Amounts associated with the cost of the options, which were recorded in “Interest and other income, net,” were $0.3 million and $0.5 million during the three and six months ended July 31, 2008, respectively. Amounts associated with the cost of the options during the three and six months ended July 31, 2007 totaled $0.2 million and $0.3 million, respectively.

Marketable Securities

The following table shows the fair value and gross unrealized losses from investments that Autodesk does not consider to be other-than temporarily impaired, categorized by whether the individual securities have been in a continuous unrealized loss position at July 31, 2008 for more or less than one year.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Taxable auction-rate securities	$8.3	$0.7	$—	$—	$8.3	$0.7

At July 31, 2008, Autodesk’s investment portfolio included two auction rate securities with an estimated fair value of $8.3 million and a cost basis of $9.0 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. In addition, these auction rate securities, which were previously AAA-rated, were downgraded to AA- and A+ during the three months ended July 31, 2008. Under the contractual terms of these investments, because the auctions failed to settle, the interest rate on these investments began earning interest at the Libor rate plus 125 basis points in August 2007. During the three months ended July 31, 2008, in conjunction with the downgrade of the securities ratings, the interest rate on these investments further reset by increasing to the Libor rate plus 200 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so without a loss of principal unless a future auction on these investments is successful. Currently, Autodesk does not believe these investments are other-than-temporarily impaired, however, it is not clear when they will be settled. Based on its ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash, Autodesk has the intention and ability to hold the securities until the value recovers or to maturity. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

Fair Value Measurements

Autodesk adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) effective February 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received upon the sale of an asset, or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs in which there is little or no market data, which require Autodesk to develop its own assumptions. SFAS 157 requires Autodesk to maximize its use of observable market data, and to minimize its use of unobservable inputs when determining fair value. On a recurring basis, Autodesk measures at fair value certain financial assets and liabilities, which consist of cash equivalents, marketable securities and foreign currency contracts. The following table summarizes the valuation of Autodesk’s investments and the financial instruments, which were determined by fair value hierarchy at July 31, 2008:

	Fair Value Measurements at July 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant and Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1):
Time deposits	$—	$121.1	$—	$121.1
Money market funds	—	300.0	—	300.0
Marketable securities:
Mutual funds	28.2	—	—	28.2
Bank time deposits	—	4.4	—	4.4
Taxable auction-rate securities	—	—	8.3	8.3
Foreign currency derivative contracts(2)	—	0.8	—	0.8

Total	$28.2	$426.3	$8.3	$462.8

Liabilities
Foreign currency derivative contracts(3)	—	0.6	—	0.6

Total	$—	$0.6	$—	$0.6

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2008.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2008.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2008.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. Autodesk’s foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a pricing model and some of the inputs to this model are unobservable in the market. A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2008 was as follows:

Significant and Unobservable Inputs
(Level 3)
Balance at January 31, 2008	$8.4
Unrealized loss included in other comprehensive income	(0.1)

Balance at July 31, 2008	$8.3

5.	Stock-Based Compensation

Stock Plans

As of July 31, 2008, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding, including the 2006 Employee Stock Plan (“2006 Plan”), which was replaced by the 2008 Plan in March 2008.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007. Under this plan, 16.5 million shares of Autodesk common stock, and 0.48 million shares that remained available for issuance under the 2006 Plan upon its expiration, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At July 31, 2008, 13.9 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011.

The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At July 31, 2008, 0.7 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

Options granted under the 2008 Plan and the 2000 Plan vest over periods ranging from one to four years and expire within four to seven years from the date of grant. During the first half of fiscal 2009 and all of fiscal 2008, the exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The following sections, Stock Options and Restricted Stock, summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2008 was as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2008	24,506	$28.75
Granted	5,317	32.65
Exercised	(1,424)	14.98
Forfeited	(516)	39.66
Expired	(47)

Options outstanding at July 31, 2008	27,836	$29.98

Options exercisable at July 31, 2008	15,731	$23.88
Options available for grant at July 31, 2008	14,608

The total pre-tax intrinsic value of options exercised during the three months ended July 31, 2008 and 2007 was $19.9 million and $153.4 million, respectively. For the six months ended July 31, 2008 and 2007, total pre-tax intrinsic value of options exercised was $31.9 million and $153.4 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended July 31, 2008 and 2007, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $11.17 and $14.68 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended July 31, 2008 and 2007 was $9.97 and $14.61 per share, respectively. As of July 31, 2008, total compensation cost related to non-vested awards not yet recognized of $102.8 million is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information about options outstanding and exercisable at July 31, 2008:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$ 0.20 - $14.40	6,202		$10.24		6,221		$10.22
$16.42 - $31.68	4,706		24.93		7,981		27.60
$32.33 - $38.00	2,324		36.65		6,055		35.48
$38.08 - $45.29	2,288		43.57		6,556		43.67
$47.24 - $49.80	211		47.24		1,023		48.55

	15,731	4.3	$23.88	$167.0	27,836	4.7	$29.98	$169.1

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $31.89 per share as of July 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through November 2015. At July 31, 2008, a total of 14.6 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option programs.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the six months ended July 31, 2008 was as follows:

	Non-vested Shares	Weighted average grant date fair value
	(in thousands)
Non-vested restricted stock at January 31, 2008	14	$45.19
Awarded	133	38.08
Vested	(14)	45.19

Non-vested restricted stock at July 31, 2008	133	$38.08

During the three months ended July 31, 2008, Autodesk granted 113,000 restricted stock units under the 2008 Plan. Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The restricted stock units vest on the third anniversary of the date of grant. Autodesk recorded share-based compensation expense related to restricted stock units of $0.1 million during the three and six months ended July 31, 2008, respectively. As of July 31, 2008, total compensation cost related to non-vested awards not yet recognized of $2.6 million is expected to be recognized over a weighted average period of 2.9 years. At July 31, 2008, the number of units granted but unvested was 113,000.

During the three months ended July 31, 2008, Autodesk issued 20,480 restricted stock awards under the 2000 Plan. The restricted stock awards vest on the first anniversary of the date of grant. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.2 million and $0.4 million during the three and six months ended July 31, 2008, respectively. As of July 31, 2008, total compensation cost related to non-vested awards not yet recognized of $0.6 million is expected to be recognized over a weighted average period of 0.9 years. At July 31, 2008, the number of awards granted but unvested was 20,480.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At July 31, 2008, a total of 25.8 million shares were available for future issuance. This amount is automatically increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to this review, Autodesk was not current with its reporting obligations under the Securities Exchange

Act of 1934 until June 2007, and suspended contributions and purchases under the ESP Plan during the first quarter of fiscal 2008. On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan, which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million to non-executive employees enrolled in the ESP Plan at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid. On March 22, 2007, Autodesk’s Board of Directors approved an amendment, which superseded the September 18, 2006 amendment, which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007, unless they elected not to participate. In June 2007 the Company became current with its financial filings and resumed employee contributions to the ESP Plan.

Autodesk issued 1.1 million shares under the ESP Plan during the six months ended July 31, 2008 at an average price of $26.76 per share. The weighted average grant date fair value of awards granted under the ESP Plan during both the three and six months ended July 31, 2008, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $10.39 per share. During the six months ended July 31, 2007 Autodesk did not issue any shares under the ESP Plan.

Stock-based Compensation Expense

Autodesk measures all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and records the expense in Autodesk’s Condensed Consolidated Statements of Income in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended July 31, 2008 and 2007, respectively, which was recorded as follows:

	Three months ended July 31, 2008	Three months ended July 31, 2007
Cost of license and other revenue	$1.1	$1.1
Marketing and sales	10.0	9.0
Research and development	7.7	6.4
General and administrative	4.4	4.5

Stock-based compensation expense	23.2	21.0
Tax benefit	(5.2)	(5.1)

Stock-based compensation expense	$18.0	$15.9

	Six months ended July 31, 2008	Six months ended July 31, 2007
Cost of license and other revenue	$2.1	$1.7
Marketing and sales	20.5	15.3
Research and development	16.1	11.1
General and administrative	9.7	7.7

Stock-based compensation expense	48.4	35.8
Tax benefit	(10.5)	(9.6)

Stock-based compensation expense	$37.9	$26.2

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three months ended July 31, 2008		Three months ended July 31, 2007
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.37	0.36 - 0.41	0.34 - 0.35	0.29 - 0.34
Range of expected lives (in years)	2.70 - 4.00	0.50 - 2.00	2.57 - 4.00	0.28 - 1.78
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	3.07 - 3.40%	1.53 - 1.75%	5.08 - 5.11%	4.93 - 5.06%
Expected forfeitures	13.6%	13.6%	13.0%	13.0%

	Six months ended July 31, 2008		Six months ended July 31, 2007
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.37	0.36 - 0.41	0.34 - 0.36	0.29 - 0.34
Range of expected lives (in years)	2.70 - 4.00	0.50 - 2.00	2.57 - 4.00	0.28 - 1.78
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.82 - 3.40%	1.53 - 1.75%	4.54 - 5.11%	4.93 - 5.06%
Expected forfeitures	13.6%	13.6%	13.0%	13.0%

Autodesk estimates expected volatility for stock-based awards granted under the Company’s stock option plans and ESP Plan awards based on two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock.

Autodesk estimates the expected life of stock-based awards granted under the Company’s stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options.

Autodesk does not currently pay, and does not anticipate paying, any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option valuation model.

The risk-free interest rate used in the Black-Scholes-Merton option valuation model for stock-based awards granted under the Company’s stock option plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

In addition to the assumptions used in the Black-Scholes-Merton pricing model, SFAS 123R requires that the Company recognize expense for the stock-based awards that are ultimately expected to vest. Therefore, Autodesk is required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all stock-based awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

6.	Income Taxes

Autodesk’s effective tax rate was 28% during the three months ended July 31, 2008 and 27% during the six months ended July 31, 2008, compared to 22% and 24% in the respective periods of the prior fiscal year. Autodesk’s effective tax rate increased 6% and 3% during the three and six months ended July 31, 2008, respectively, as compared to the same period in the prior fiscal year, primarily due to non-deductible Moldflow in-process research and development expense and lower stock option benefits. The effective tax rates for the three and six months ended July 31, 2008 are less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and state research tax credits offset by the impact of SFAS 123R and non-deductible in-process research and development expense.

At July 31, 2008, Autodesk had net deferred tax assets of $94.6 million. During the second quarter of fiscal 2009, Autodesk reclassified $3.3 million from the January 31, 2008 “Deferred income taxes, net” balance to the “Long term deferred income taxes” balance to conform to current period presentation. Realization of Autodesk’s deferred tax assets is dependent on the Company’s ability to generate approximately $173.8 million of future taxable income in appropriate tax jurisdictions. Autodesk believes that sufficient income will be earned in the future to realize these assets.

7.	Business Combinations

The following acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying Condensed Consolidated Financial Statements of Income since the acquisition date, and the related assets and liabilities were recorded based upon their fair values at the date of acquisition.

For the following acquisitions, Autodesk has not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period that would indicate that such a liability is probable and that the amounts can be reasonably estimated, such liability would be included as an adjustment to the purchase price allocation.

Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in aggregate, were not material.

Moldflow

In June 2008, Autodesk acquired Moldflow Corporation (“Moldflow”), a publicly held company (NASDAQ: MFLO), based in Framingham, Massachusetts. Moldflow designs, develops, manufactures and markets computer software solutions for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added best-of-class simulation and optimization capabilities to Autodesk’s Digital Prototyping solution portfolio. Autodesk acquired Moldflow for $22.00 per share, or approximately $183.1 million cash, net of cash acquired. The acquisition was structured as a cash tender offer for all the outstanding shares of Moldflow common stock, followed by a merger of an Autodesk subsidiary into Moldflow where Moldflow survived as a wholly-owned subsidiary of Autodesk. Autodesk incorporated Moldflow into Autodesk’s Manufacturing Solutions Segment.

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, was as follows:

Moldflow:
Developed technologies (6 year useful life)	$33.1
Customer relationships (6 year useful life)	32.6
Trade name (6 year useful life)	6.9
In-process research and development	16.2
Goodwill	126.5
Deferred revenue	(3.0)
Restructuring reserve	(2.8)
Net tangible assets	69.3

$278.8

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to Moldflow of $16.2 million was expensed to research and development during the three months ended July 31, 2008 on the Condensed Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with Moldflow’s existing customers. Trade name represents the estimated fair value of Moldflow’s trade name and trademarks. The $126.5 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Moldflow in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the beginning of fiscal 2010.

Other Acquisitions

In addition to Moldflow, Autodesk acquired four other entities during the quarter ended July 31, 2008 for total consideration of $74.6 million, net of cash acquired. These acquisitions included companies that design, develop, manufacture and market artificial intelligence middleware, image-based creation software, building information modeling software and sustainable building design software.

Management’s preliminary allocation of the purchase price consideration, based on valuations of the acquired assets and liabilities, was as follows:

Other Acquisitions:
Developed technologies (3.5 - 7.0 year useful lives)	$17.4
Customer relationships (5.0 - 7.0 year useful lives)	10.2
Trade names (4.0 - 7.0 year useful lives)	2.1
In-process research and development	0.6
Goodwill	52.4
Net tangible assets	(5.6)

$77.1

The total in-process research and development amount was expensed to research and development during the three months ended July 31, 2008 on the Condensed Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with acquirees’ existing customers. Trade names represent the estimated fair value of the acquirees’ trade names and trademarks. The

$52.4 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is deductible for tax purposes. Deferred revenue, which is included in net tangible assets above, represents the estimated fair value of the support and maintenance obligations assumed from the acquirees’ in connection with those acquisitions. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the beginning of fiscal 2010.

8.	Deferred Compensation

At July 31, 2008, Autodesk had marketable securities totaling $40.9 million, of which $28.2 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2008 was $26.7 million. The total related deferred compensation liability was $28.2 million at July 31, 2008, of which $1.9 million was classified as current and $26.3 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2008 was $26.7 million, of which $2.0 million was classified as current and $24.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

9.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer software and hardware, leasehold improvements, furniture and equipment and the related accumulated depreciation were as follows:

	July 31, 2008	January 31, 2008
Computer software, at cost	$131.1	$127.4
Computer hardware, at cost	127.4	97.7
Leasehold improvements, at cost	78.1	61.2
Furniture and equipment, at cost	35.9	32.8

	372.5	319.1
Less: Accumulated depreciation	(263.3)	(238.9)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$109.2	$80.2

10.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	July 31, 2008	January 31, 2008
Purchased technologies	$280.0	$227.5
Less: Accumulated amortization	(173.8)	(163.1)

Purchased technologies, net	$106.2	$64.4

Expected future amortization expense for purchased technologies for the remainder of fiscal 2009 and for each of the fiscal years thereafter is as follows:

Year ending January 31,
2009—remaining 6 months	$12.9
2010	24.7
2011	23.6
2012	20.9
2013	11.7
Thereafter	12.4

Total	$106.2

11.	Goodwill

The changes in the carrying amount of goodwill during the six months ended July 31, 2008 were as follows:

	Platform Solutions and Emerging Business and Other	Architecture, Engineering and Construction	Manufacturing Solutions	Media and Entertainment	Total
Balance as of January 31, 2008	$1.6	$200.8	$133.3	$107.7	$443.4
Addition arising from Moldflow acquisitions	—	—	126.5	—	126.5
Addition arising from other acquisitions	22.3	8.8	—	21.3	52.4
Effect of foreign currency translation, purchase accounting adjustments and other	—	3.8	(2.4)	3.2	4.6

Balance as of July 31, 2008	$23.9	$213.4	$257.4	$132.2	$626.9

The increase in Autodesk’s goodwill balance during the six months ended July 31, 2008 was primarily due to the acquisition of Moldflow. See Note 7, “Business Combinations,” for further information regarding this acquisition.

12.	Line of Credit

As of July 31, 2008, Autodesk had $120.0 million of outstanding borrowings, which were recorded in “Borrowings under line of credit” on the balance sheet. This balance relates to two lines of credit, a U.S. line of credit and a China line of credit.

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. Autodesk had $115.0 million of outstanding borrowings on this line at July 31, 2008 due to a temporary difference between cash needs and cash availability in the United States. Autodesk principally used the facility to fund the 8.0 million stock repurchase (see Note 14, “Stock Repurchase Program”) and to pay the offer price for the Moldflow acquisition (see Note 7, “Business Combinations”). This facility expires in August 2012. As of September 4, 2008, the balance on this line of credit was $20.0 million.

Autodesk’s China line of credit facility permits unsecured short-term borrowings of up to $5.0 million, and is available for working capital needs. At July 31, 2008, Autodesk had $5.0 million of outstanding borrowings on this line of credit, which contains customary covenants. Autodesk drew on this line of credit due to a temporary difference between cash needs and cash availability in China. This facility expires in March 2009.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three and six months ended July 31, 2008.

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting: on November 20, 2006, the Company and certain of its current and former members of the Board were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. The Campion lawsuit was consolidated into the Giles Case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). The plaintiff in the Giles Case filed an amended complaint on December 3, 2007, and the plaintiff in the Koerner Case filed an amended complaint on December 7, 2007. The Koerner Case has been stayed pending the outcome of the Giles Case. These actions are in the preliminary stages and Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

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

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to shareholders. During the quarter ended July 31, 2008, Autodesk did not repurchase or retire any shares of its common stock. During the six months ended July 31, 2008, Autodesk repurchased 8.0 million shares of its common stock on the open market at an average repurchase price of $32.06 per share and subsequently retired those shares. Common stock and additional paid-in capital and retained earnings were reduced by $96.1 million and $160.5 million, respectively, for the six months ended July 31, 2008, as a result of the stock repurchases. As of July 31, 2008, 16.1 million shares remained available for repurchase under this program. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

15.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net income	$89.8	$91.6	$184.4	$174.9
Net unrealized gains (losses) on available-for-sale securities:
Change in net unrealized loss on available-for-sale securities, net of tax benefit	—	—	(0.1)	—
Net change in cumulative foreign currency translation adjustment	(0.1)	2.1	6.3	8.1

Total comprehensive income	$89.7	$93.7	$190.6	$183.0

16.	Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period, including restricted stock awards and excluding unvested stock options and restricted stock units. Diluted net income per share is based upon the weighted average shares of common stock outstanding for the period and dilutive potential common shares, including the effect of unvested stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted net income per share—net income	$89.8	$91.6	$184.4	$174.9

Denominator:
Denominator for basic net income per share—weighted average shares	224.2	230.3	225.2	230.8
Effect of dilutive securities	6.9	12.7	6.9	12.9

Denominator for dilutive net income per share	231.1	243.0	232.1	243.7

In accordance with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended July 31, 2008 and 2007, 15.8 million shares and 6.3 million shares, respectively, were excluded from the computation of diluted net income per share. During the six months ended July 31, 2008 and 2007, 14.7 million shares and 6.9 million shares, respectively, were excluded from the computation of diluted net income per share.

17.	Segments

Autodesk has four reportable segments: Platform Solutions and Emerging Business and Other (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing Solutions (“MSD”) and Media and Entertainment (“M&E”). Location Services, which is not included in any of the above reportable segments, is reflected as Other. Autodesk believes that reporting in these four segments is consistent with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended).” Autodesk has no material inter-segment revenue.

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

PSEB, consisting of Autodesk’s core platform, AutoCAD, underpins the Company’s design offerings for all industries. AutoCAD provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets and for AEC and MSD to offer tailored versions of AutoCAD for their markets. PSEB also includes technology developed specifically for Geospatial and Process and Power design markets and several emerging business initiatives, such as collaboration technologies for the extended design team and search and specification technologies for building product manufacturers and interior designers. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s 2D horizontal products, AutoCAD and AutoCAD LT, as well as Autodesk’s 2D industry-specific product, AutoCAD Map 3D, and revenue from Autodesk Consulting.

AEC solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, and construction and construction management. AEC solutions also support information needs throughout the building lifecycle. The segment’s solutions include advanced technology for building information modeling, AutoCAD-based design and documentation productivity software, dynamic civil modeling software and collaborative project management software. AEC’s revenue primarily includes revenue from the sales of licenses of Revit products, AutoCAD Architecture, AutoCAD Civil 3D and Autodesk Buzzsaw and Constructware.

MSD provides the manufacturing industry with comprehensive design, data management and Digital Prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in simple 2D/3D environments, and manage designs from the conceptual design phase through the manufacturing phase. MSD’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor products and AutoCAD Mechanical.

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

Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 11, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments was as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net revenue:
Platform Solutions and Emerging Business and Other	$269.7	$241.1	$547.7	$492.5
Architecture, Engineering and Construction	143.7	119.2	272.8	219.0
Manufacturing Solutions	130.7	99.1	249.8	193.5
Media and Entertainment	69.2	61.9	136.5	121.0
Other(1)	6.2	4.6	11.5	8.4

	$619.5	$525.9	$1,218.3	$1,034.4

Gross profit:
Platform Solutions and Emerging Business and Other	$255.6	$227.6	$518.0	$464.7
Architecture, Engineering and Construction	132.7	109.8	252.0	201.0
Manufacturing Solutions	121.7	91.2	231.9	177.4
Media and Entertainment	52.1	45.6	102.2	88.5
Unallocated(2)	(2.1)	(0.2)	(3.1)	(1.7)

	$560.0	$474.0	$1,101.0	$929.9

(1)	Other primarily consists of revenue from Autodesk’s Location Services Division.
(2)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R.

Information regarding Autodesk’s operations by geographic area was as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net revenue:
U.S.	$164.1	$167.5	$325.1	$324.1
Other Americas	38.5	27.7	68.9	55.5

Total Americas	202.6	195.2	394.0	379.6
Europe, Middle East and Africa	267.2	204.1	526.2	410.9
Japan	55.4	47.0	118.2	93.9
Other Asia/Pacific	94.3	79.6	179.9	150.0

Asia/Pacific	149.7	126.6	298.1	243.9

Total net revenue	$619.5	$525.9	$1,218.3	$1,034.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have created a large global community of distributors and resellers, third-party developers and customers. These relationships provide us with a broad reach into volume markets. Our distributor and reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We have a significant number of registered third-party developers, creating products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available both from universities and the existing work force, reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

Our growth strategy derives from these core strengths. We continue to increase the business value of our design tools in a number of ways. We improve the performance and functionality of our existing products with each new release. Our most recent release occurred in March 2008. Beyond our 2D horizontal design products, we develop products addressing industry-specific needs including 2D vertical and 3D model-based products. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. As a result, we drive technology democratization and increase customer loyalty.

In addition, we believe that migration of our customers from our 2D horizontal products to our 2D vertical products and 3D model-based design products, presents a significant growth opportunity. During the three months ended July 31, 2008, revenue from 3D model-based design products increased 36% as compared to the same period of the prior fiscal year. We shipped approximately 36,000 commercial seats (which includes new seats and crossgrade seats) of 3D model-based design products, including approximately 10,000 seats of Autodesk Inventor and Autodesk Moldflow, and approximately 26,000 seats of our Architecture, Engineering and Construction products (Revit, AutoCAD Civil 3D, Autodesk NavisWorks and Autodesk Robobat). We expect that the adoption of 2D vertical products and 3D model-based design products will increase the productivity of our customers in all industries and result in richer design data. This migration also poses various risks to us. In particular, if we do not successfully convert our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, sales of our 2D horizontal products may decrease without a corresponding increase in revenue from our 2D vertical products and 3D model-based design products, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that rapidly growing emerging economies present significant growth opportunities for us. Revenue in emerging economies increased 40% during the three and six months ended July 31, 2008, respectively, as compared to the same period of the prior fiscal year. Revenue from emerging economies represented 18% of net revenue during the three and six months ended July 31, 2008, respectively, as compared to 15% during the respective periods from the prior fiscal year. While the opportunity in emerging markets remains large, conducting business in these emerging economies presents significant challenges, including intellectual property protection and software piracy, which remain substantial problems.

We strive to improve our product functionality and expand our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making our decisions of whether to make acquisitions. The size and frequency of transactions to acquire products, technology and businesses increased during the second half of fiscal 2008 and the first half of fiscal 2009 as compared to earlier periods. We currently anticipate that we will continue to acquire products, technology and businesses.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant effect on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We have described our significant accounting policies in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2008 (the “2008 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K filed on March 28, 2008.

Updates on the relevant periodic financial disclosures related to these policies are provided below:

Product Returns Reserves. Our product returns reserves were $14.9 million at July 31, 2008 and $14.4 million at January 31, 2008. Actual product returns as a percentage of applicable revenue were 4.3% and 4.8% for the three months ended July 31, 2008 and 2007, respectively, and 3.2% and 4.2% for the six months ended July 31, 2008 and 2007, respectively. During the three months ended July 31, 2008 and 2007, we recorded additions to our product returns reserve of $14.7 million and $18.0 million, respectively, which reduced our revenue. During the six months ended July 31, 2008 and 2007, the additions to our product returns reserve were $26.1 million and $24.0 million, respectively, which reduced our revenue.

Income Taxes. We currently have $94.6 million of net deferred tax assets, mostly arising from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income of approximately $173.8 million across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Overview of the Three and Six Months Ended July 31, 2008

(in millions)	Three Months Ended July 31, 2008	As a % of Net Revenue	Three Months Ended July 31, 2007	As a % of Net Revenue
Net Revenue	$619.5	100%	$525.9	100%
Cost of revenue	59.5	10%	51.9	10%

Gross Profit	560.0	90%	474.0	90%
Operating expenses	441.2	71%	359.5	68%

Income from Operations	$118.8	19%	$114.5	22%

(in millions)	Six Months Ended July 31, 2008	As a % of Net Revenue	Six Months Ended July 31, 2007	As a % of Net Revenue
Net Revenue	$1,218.3	100%	$1,034.4	100%
Cost of revenue	117.3	10%	104.5	10%

Gross Profit	1,101.0	90%	929.9	90%
Operating expenses	862.3	70%	714.0	69%

Income from Operations	$238.7	20%	$215.9	21%

Our primary goals for fiscal 2009 are to continue delivering our market-leading products and solutions to our customers, to drive revenue growth, and to invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins and operating cash flow. During the six months ended July 31, 2008 we released our 2009 family of products, offering our customers continued advancements in design and authoring productivity as well as digital prototyping and product lifecycle management capabilities.

During the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, net revenue increased 18%, gross profit increased 18% and income from operations increased 4%. During the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, net revenue increased 18%, gross profit increased 18% and income from operations increased 11%.

We generate a significant amount of our revenue in the United States, and in countries outside the United States such as Japan, Germany, the United Kingdom, France, Italy, South Korea, Canada, China, Australia, and the Russian Federation. The weaker value of the U.S. dollar relative to other currencies had a positive effect of $31.3 million and $58.1 million on operating income in the three and six months ended July 31, 2008, respectively, as compared to the same period of the prior fiscal year. Had exchange rates from the three months ended July 31, 2007 been in effect during the three months ended July 31, 2008 (“on a constant currency basis”), translated international revenue billed in local currencies would have been $42.3 million lower and operating expenses would have been $11.0 million lower. This represents a 10% increase in net revenue and a 24% decrease in income from operations on a constant currency basis during the three months ended July 31, 2008, as compared to the same period in the prior fiscal year. Had exchange rates from the six month period ended July 31, 2007 been in effect during the six month period ended July 31, 2008, translated international revenue billed in local currencies would have been $83.1 million lower and operating expenses would have been $25.0 million lower. This represents a 10% increase in net revenue and a 16% decrease in income from operations on a constant currency basis during the six months ended July 31, 2008 as compared to the same period in the prior fiscal year. Changes in the value of the U.S. dollar may have a significant effect on net revenue and income from operations in future periods. We use foreign currency forward and option collar contracts to reduce the current quarter exchange rate effect on the net revenue of certain anticipated transactions.

Net revenue for the three months ended July 31, 2008 increased 18% as compared to the same period in the prior fiscal year due to a 36% increase in maintenance revenue and a 12% increase in license and other revenue. Our maintenance revenue relates to a program known by our user community as the Subscription Program. Net revenue for our 3D model-based design products and 2D products increased 36% and 11%, respectively, during the three months ended July 31, 2008 as compared to the same period in the prior fiscal year. A critical component of our growth strategy is to continue to add new 2D horizontal users, while migrating our customers to our higher value 2D vertical and 3D model-based design products. We experienced strong growth in net revenue in Europe, Middle East, Africa (“EMEA”) and Asia Pacific (“APAC”).

Net revenue for the six months ended July 31, 2008 increased 18% as compared to the same period in the prior fiscal year due to a 12% increase in license and other revenue and a 34% increase in maintenance revenue. Net revenue for our 3D model-based design products and 2D products increased 37% and 12%, respectively, during the six months ended July 31, 2008 as compared to the same period in the prior fiscal year. We experienced strong growth in net revenue in EMEA and APAC.

Our total operating margin decreased from 22% and 21% during the three and six months ended July 31, 2007, respectively, to 19% and 20% during the three and six months ended July 31, 2008, respectively. These decreases were primarily due to $16.8 million of in-process research and development (“IPR&D”) expense for the three and six months ended July 31, 2008, or an increase of $15.8 million IPR&D expense as compared to the same periods of the prior fiscal year. The IPR&D expense for the three and six months ended July 31, 2008 principally related to the acquisition of Moldflow. See Note 7, “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

We continue to invest in growth and productivity initiatives, and over the longer term we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. For the remainder of fiscal 2009, we expect total costs and expenses to increase in absolute dollars, but decline slightly as a percentage of net revenue resulting in overall operating margin improvement as compared to fiscal 2008. We will continue to balance investments in revenue growth opportunities with our focus on increasing profitability.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% of our consolidated net revenue for the three months ended July 31, 2008 and 2007, respectively, and 15% and 14% of our consolidated net revenue for the six months ended July 31, 2008 and 2007, respectively.

We finished the quarter ended July 31, 2008 with $970.5 million in cash and marketable securities of which $8.3 million was classified as long-term. This increase from the $957.7 million balance in cash and marketable securities at January 31, 2008 is principally the result of cash generated from operations, net borrowings on our credit facilities and cash assumed in acquisitions, primarily Moldflow. These increases to cash and marketable securities were partially offset by cash used for business acquisitions and the repurchase of our common stock. We repurchased 8.0 million shares of our common stock at an average repurchase price of $32.06 per share in the six months ended July 31, 2008. Comparatively, during the six months ended July 31, 2007 we repurchased 7.1 million shares of our common stock at an average repurchase price of $46.04 per share. We completed the quarter ended July 31, 2008 with a higher deferred revenue balance and lower accounts receivable balance as compared to January 31, 2008. Our deferred revenue balance at July 31, 2008 included $488.0 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenue

	Three Months Ended July 31, 2008	Increase compared to prior period		Three Months Ended July 31, 2007	Six Months Ended July 31, 2008	Increase compared to prior period		Six Months Ended July 31, 2007
		$	%			$	%
	(in millions)				(in millions)
Net Revenue:
License and other	$440.2	$46.6	12%	$393.6	$872.4	$95.7	12%	$776.7
Maintenance	179.3	47.0	36%	132.3	345.9	88.2	34%	257.7

	$619.5	$93.6	18%	$525.9	$1,218.3	$183.9	18%	$1,034.4

Net Revenue by Geographic Area:
Americas	$202.6	$7.4	4%	$195.2	$394.0	$14.4	4%	$379.6
Europe, Middle East and Africa	267.2	63.1	31%	204.1	526.2	115.3	28%	410.9
Asia Pacific	149.7	23.1	18%	126.6	298.1	54.2	22%	243.9

	$619.5	$93.6	18%	$525.9	$1,218.3	$183.9	18%	$1,034.4

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business and Other	$269.7	28.6	12%	$241.1	$547.7	55.2	11%	$492.5
Architecture, Engineering and Construction	143.7	24.5	21%	119.2	272.8	53.8	25%	219.0
Manufacturing Solutions	130.7	31.6	32%	99.1	249.8	56.3	29%	193.5
Media and Entertainment	69.2	7.3	12%	61.9	136.5	15.5	13%	121.0
Other	6.2	1.6	35%	4.6	11.5	3.1	37%	8.4

	$619.5	$93.6	18%	$525.9	$1,218.3	$183.9	18%	$1,034.4

License and Other Revenue

License and other revenue are comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sales of new seats, revenue from the Autodesk Upgrade Program and revenue from the Autodesk Crossgrade Program. Other revenue consist of revenue from consulting and training services, revenue from the Autodesk Developers Network, Autodesk Collaborative Solution hosting revenue, Autodesk’s Location Services business and revenue from Advanced Systems product support.

Total license and other revenue increased 12% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year. This growth was primarily due to the 9% increase in commercial new seat revenue from our 3D model-based design products and 2D products during the three months ended July 31, 2008. This increase was largely driven by the release of our 2009 family of products. During the three months ended July 31, 2008, approximately 23 points of the 9% increase was due to higher average net revenue per seat, offset by approximately 14 points due to decreases in the number of seats sold. During this quarter there was less correlation between revenue growth and seat growth due to changes in our mix of geographies and products, proportion of maintenance in the user base, currency exchange rates, and average selling prices, and we expect this trend to continue. As a percentage of total net revenue, license and other revenue was 71% for the three months ended July 31, 2008 and 75% for the three months ended July 31, 2007.

Total license and other revenue increased 12% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year. This growth was primarily due to the 16% increase in commercial new seat revenue from our 3D model-based design products and 2D products during the three and six months ended July 31, 2008, respectively. These increases were largely driven by the release of our 2009 family of products. During the six months ended July 31, 2008, approximately 19 points of the 16% increase was due to higher average net revenue per seat, offset by approximately 3 points due to decreases in the number of seats sold. During the six months ended July 31, 2008 there was less correlation between revenue growth and seat growth due to changes in our mix of geographies and products, proportion of maintenance in the user base, currency exchange rates, and average selling prices, and we expect this trend to continue. As a percentage of total net revenue, license and other revenue was 72% for the six months ended July 31, 2008, respectively, and 75% for the six months ended July 31, 2007.

Also contributing to the increase in license and other revenue, upgrade revenue, which includes crossgrade revenue, increased by 27% and 2% during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior fiscal year. The increases in upgrade revenue were driven primarily by a promotion during the second quarter of fiscal 2009, which encouraged customers to upgrade to our most current products. In addition, we ran an AutoCAD LT crossgrade promotion to incent customers to migrate from AutoCAD LT to any other Autodesk product. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other,” represented less than 4% of net revenue for all periods presented.

Maintenance Revenue

Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods. Maintenance revenue increased 36% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year. Approximately 27 points of the 36% increase was due to increases in program enrollment and approximately 9 points of the increase was due to higher net revenue per maintenance seat for the three months ended July 31, 2008 as compared to the same period of the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 29% and 25% for the three months ended July 31, 2008 and 2007, respectively.

Maintenance revenue increased 34% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year. Approximately 25 points of the 34% increase was due to increases in program enrollment and approximately 9 points of the increase was due to higher net revenue per maintenance seat for the six months ended July 31, 2008 as compared to the same period of the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 28% and 25% for the six months ended July 31, 2008 and 2007, respectively. Our maintenance program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. We expect maintenance revenue to continue to increase both in absolute dollars and as a percentage of total net revenue as a result of increased program enrollment, which at July 31, 2008 consisted of more than 1.6 million users; however, we expect these growth rates to be lower than in the past.

Aggregate backlog at July 31, 2008 and January 31, 2008 was $591.4 million and $521.5 million, respectively, of which $562.6 million and $506.1 million, respectively, represented deferred revenue and $28.8 million and $15.4 million, respectively, related to current software license product orders that had not yet shipped at the end of each respective period. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw and Autodesk Constructware services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region increased by 4% during the three months ended July 31, 2008, as compared to the same period in the prior fiscal year, primarily due to a 23% increase in maintenance revenue and a 32% increase in revenue from upgrades. These increases were partially offset by a 20% decrease in revenue from new seats in the Americas. Net revenue in the Americas region increased by 4% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 17% increase in maintenance revenue partially offset by a 7% decrease in revenue from new seats in the Americas. Growth in the Americas was affected by a slowing economy that impacted growth rates for all of our products in the three and six months ended July 31, 2008.

Net revenue in EMEA increased by 31%, or 15% increase on a constant currency basis, during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 50% increase in maintenance revenue, a 22% increase in new seat revenue and a 25% increase in revenue from upgrades. EMEA’s growth during the second fiscal quarter was primarily due to growth in the local emerging economies, as well as in Germany, France, Italy, Sweden and Belgium. The positive effect of the weaker value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the increase in net revenue in EMEA. Had exchange rates from the three months ended July 31, 2007 been in effect during the three months ended July 31, 2008, translated net revenue in EMEA would have been $32.2 million lower. Net revenue in EMEA increased by 28%, or 13% increase on a constant currency basis, during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 27% increase in revenue from new seats and a 52% increase in maintenance revenue. These increases were partially offset by a 2% decrease in revenue from upgrades. EMEA’s growth during the six months ended July 31, 2008 was primarily due to growth in the local emerging economies, as well as in Germany, France, Italy, Belgium and Sweden. The positive effect of the weaker value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the increase in net revenue in EMEA. Had exchange rates from the six months ended July 31, 2007 been in effect during the six months ended July 31, 2008, translated net revenue in EMEA would have been $62.4 million lower.

Net revenue in APAC increased by 18%, or 11% increase on a constant currency basis, during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily from a 15% increase in new seat revenue, a 36% increase in maintenance revenue and a 22% increase in revenue from upgrades. Net revenue growth in APAC during the three months ended July 31, 2008 occurred primarily in Japan, the APAC emerging economies, as well as in Australia and South Korea. Had exchange rates from the three months ended July 31, 2007 been in effect during the three months ended July 31, 2008, translated net revenue in APAC would have been $9.6 million lower. Net revenue in APAC increased by 22%, or 14% increase on a constant currency basis, during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily from a 19% increase in new seat revenue, a 42% increase in maintenance revenue and a 25% increase in revenue from upgrades. Net revenue growth in APAC during the six months ended July 31, 2008 occurred primarily in Japan, the APAC emerging economies, as well as in Australia and South Korea. Had exchange rates from the six months ended July 31, 2007 been in effect during the six months ended July 31, 2008, translated net revenue in APAC would have been $19.7 million lower.

We believe that international net revenue will continue to comprise a majority of our total net revenue. Economic weakness in any of the countries that contributes a significant portion of our net revenue could have an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to other currencies could significantly affect our future financial results for a given period. International net revenue represented 74% and 68% of our net revenue for the three months ended July 31, 2008 and 2007, respectively, and 73% and 69% of our net revenue for the six months ended July 31, 2008 and 2007, respectively. Net revenue from emerging economies grew by 40% between the three months ended July 31, 2007 and the three months ended July 31, 2008, primarily due to revenue from emerging economies in EMEA and the Americas. Net revenue from emerging economies grew by 40% between the six months ended July 31, 2007 and the six months ended July 31, 2008, primarily due to revenue from emerging economies in EMEA, APAC and the Americas. This growth was a significant factor in our international sales growth during the three and six months ended July 31, 2008.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business and Other (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing Solutions (“MSD”) and Media and Entertainment (“M&E”). Location Services, which is not included in any of the above reportable segments, is reflected as Other. Autodesk has no material inter-segment revenue.

Net revenue for PSEB increased 12% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 12% increase in revenue from AutoCAD. Revenue from AutoCAD LT increased 6% over the same period in the prior fiscal year; second quarter fiscal 2009 AutoCAD LT revenue was impacted by very strong sales in the first quarter in advance of a second quarter price increase instituted with the 2009 release of AutoCAD. Net revenue for PSEB increased 11% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 17% increase in revenue from AutoCAD LT. Revenue from AutoCAD increased 7% over the same period in the prior fiscal year.

Net revenue for AEC increased 21% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 27% increase in revenue from Revit. Net revenue for AEC increased 25% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 40% increase in revenue from Revit. Also contributing the increases in AEC’s net revenue during the three and six months ended July 31, 2008 was an increase in revenue from the Autodesk NavisWorks and Autodesk Robobat products.

Net revenue for MSD increased 32% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 28% increase in revenue from Autodesk Inventor products and a 25% increase in revenue from AutoCAD Mechanical. Net revenue for MSD increased 29% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 27% increase in revenue from Autodesk Inventor products and a 27% increase in revenue from AutoCAD Mechanical. Also contributing to the increases in MSD’s net revenue for the three and six months ended July 31, 2008 was revenue from the Autodesk Moldflow products.

Net revenue for M&E increased 12% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year primarily due to the 19% increase in net revenue from our Animation business line. The increase in Animation revenue was primarily due to a 45% increase in revenue from Autodesk 3ds Max. Net revenue for M&E increased 13% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year primarily due to the 21% increase in net revenue from our Animation business line. The increase in Animation revenue was primarily due to a 44% increase in revenue from Autodesk 3ds Max. Net revenue growth from Advanced Systems for the three and six months ended July 31, 2008 was 4% as compared to the same periods in the prior fiscal year.

Cost of Revenue

(in millions)	Three Months Ended July 31, 2008	Increase (decrease) compared to prior period		Three Months Ended July 31, 2007	Six Months Ended July 31, 2008	Increase (decrease) compared to prior period		Six Months Ended July 31, 2007
		$	%			$	%
Cost of revenue:
License and other	$57.4	$7.8	16%	$49.6	$113.2	$13.1	13%	$100.1
Maintenance	2.1	(0.2)	-9%	2.3	4.1	(0.3)	-7%	4.4

	$59.5	$7.6	15%	$51.9	$117.3	$12.8	12%	$104.5

As a percentage of net revenue	10%			10%	10%			10%

Cost of license and other revenue includes direct material and overhead charges, labor costs of fulfilling service contracts and order processing, including stock-based compensation expense for these employees, royalties and amortization of purchased technology. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue increased 16% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year due to the 18% increase in revenue. Cost of license and other revenue remained relatively consistent as a percentage of net revenue from the three months ended July 31, 2008 as compared to the same period of the prior fiscal year. Cost of license and other revenue increased 13% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year due to the 18% increase in revenue. Cost of license and other revenue remained relatively consistent as a percentage of net revenue from the six months ended July 31, 2008 as compared to the same period of the prior fiscal year.

Cost of maintenance revenue includes cost of sales associated with our maintenance program. Cost of maintenance revenue remained consistent in both relative dollars and as a percentage of net revenue during both the three and six months ended July 31, 2008, as compared to the same periods of the prior fiscal year.

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

Marketing and Sales

(in millions)	Three Months Ended July 31, 2008	Increase compared to prior period		Three Months Ended July 31, 2007	Six Months Ended July 31, 2008	Increase compared to prior period		Six Months Ended July 31, 2007

		$	%			$	%
Marketing and sales	$228.8	$30.0	15%	$198.8	$452.7	$61.4	16%	$391.3
As a percentage of net revenue	37%			38%	37%			38%

Marketing and sales expenses include salaries, benefits, bonuses and stock-based compensation expense for our marketing and sales employees and costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include travel and facility costs for our marketing, sales, dealer training and support personnel, sales and dealer commissions, labor costs of sales order processing, and overhead charges.

Marketing and sales expense increased 15% during the three months ended July 31, 2008 as compared to the same period of the prior fiscal year, primarily due to $20.1 million of higher employee-related costs driven by increased marketing and sales headcount. Marketing and sales expense increased 16% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to $47.8 million of higher employee-related costs driven by increased marketing and sales headcount. We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support, but at a slower pace. As a result, we expect marketing and sales expenses to increase in absolute dollars, but decrease slightly as a percentage of net revenue, during the remainder of fiscal 2009, as compared to fiscal 2008.

Research and Development

(in millions)	Three Months Ended July 31, 2008	Increase compared to prior period		Three Months Ended July 31, 2007	Six Months Ended July 31, 2008	Increase compared to prior period		Six Months Ended July 31, 2007

		$	%			$	%
Research and development	$153.2	$38.3	33%	$114.9	$296.9	$67.3	29%	$229.6
As a percentage of net revenue	25%			22%	24%			22%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees, purchased in-process research and development expense, overhead charges and fees paid to software development firms and independent contractors.

Research and development expenses increased 33% during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to an increase in employee related costs of $21.1 million driven by increased research and development headcount. In addition, in-process research and development expense increased $15.8 million from acquisitions during the quarter. See Note 7, “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements for further discussion. Research and development expenses increased 29% during the six months ended July 31, 2008, as compared to the same period of the prior fiscal year, primarily due to an increase in employee related costs of $43.8 million driven by increased headcount and the $15.8 million increase in in-process research and development expense from acquisitions during the six month period ended July 31, 2008.

Overall, we have increased our investment in research and development in the three and six month periods ended July 31, 2008 as compared to the same periods of the prior fiscal year to create new products and new versions of existing products, broader interoperability, accelerated localization efforts and improvements in visualization, simulation and analysis. We expect research and development expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue, during the remainder of fiscal 2009, as compared to fiscal 2008, as we continue to invest in product development and continue to acquire new technology.

General and Administrative

(in millions)	Three Months Ended July 31, 2008	Increase compared to prior period		Three Months Ended July 31, 2007	Six Months Ended July 31, 2008	Increase compared to prior period		Six Months Ended July 31, 2007

		$	%			$	%
General and administrative	$59.2	$13.4	29%	$45.8	$112.7	$19.6	21%	$93.1
As a percentage of net revenue	10%			9%	9%			9%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services and amortization expense of customer relationships and trademarks acquired.

The 29% increase in general and administrative expenses during the three months ended July 31, 2008, as compared to the same period of the prior fiscal year, was primarily due to an increase in amortization of acquired intangible assets of $4.5 million due to acquisitions during the current and prior quarters. The 21% increase in general and administrative expenses during six months ended July 31, 2008, as compared to the same period of the prior fiscal year, was primarily due to an increase in employee related costs of $14.2 million due to increased general and administrative headcount and the $5.5 million increase in amortization of acquired intangible assets due to acquisitions during the current and prior quarters. We expect that general and administrative expenses will increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during the remainder of fiscal 2009, as compared to fiscal 2008.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2008	2007	2008	2007
Interest and investment income, net	$3.6	$8.7	$10.4	$17.6
Loss on cost method investment	—	(5.0)	—	(5.0)
Gain (loss) on foreign currency transactions	1.2	(1.0)	1.4	0.2
Loss from unconsolidated subsidiary	—	(0.7)	—	(1.8)
Other income	1.5	1.4	1.4	2.2

	$6.3	$3.4	$13.2	$13.2

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decreases in interest and investment income, net, during the three and six months ended July 31, 2008, as compared to the same periods in the prior fiscal year, are primarily due to lower interest rate yields.

The decreases in interest and investment income, net for the three and six months ended July 31, 2008 were partially offset by the elimination of the losses from unconsolidated subsidiary. During the three and six months ended July 31, 2007, our 28% ownership interest in Hanna Strategies, accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” resulted in a loss from unconsolidated subsidiary. We acquired the remaining 72% of Hanna Strategies on January 2, 2008.

Provision for Income Taxes

Our effective tax rate was 28% and 27% during the three and six months ended July 31, 2008, respectively, compared to 22% and 24% in the respective periods of the prior fiscal year. Our effective tax rate increased 6% and 3% during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior fiscal year primarily due to non-deductible Moldflow in-process research and development costs and lower stock option benefits. The effective tax rates for the three and six month periods ended July 31, 2008 are less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and state research tax credits offset by the impact of SFAS 123R and non-deductible in-process research and development expense.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, SFAS 123R, FIN 48, the U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At July 31, 2008, we had net deferred tax assets of $94.6 million. Realization of these assets is dependent on our ability to generate approximately $173.8 million of future taxable income in appropriate tax jurisdictions. We believe that sufficient income will be earned in the future to realize these assets.

Liquidity and Capital Resources

Our primary source of cash is from the sale of our products. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses and to fund our stock repurchase program. See further discussion of these items below.

At July 31, 2008, our principal sources of liquidity were cash, cash equivalents and short-term marketable securities totaling $962.2 million, net accounts receivable of $325.2 million and $120.0 million of outstanding draws on our lines of credit. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict liens, certain types of additional debt and dispositions of assets if we fail to maintain its financial covenants. The lines of credit are available for working capital or other business needs. We drew on the U.S line of credit line during the six months ended July 31, 2008 because of a temporary difference between cash needs and cash availability in the United States. During the six months ended July 31, 2008, we principally used the facility to fund the 8.0 million stock repurchase and for the acquisition of Moldflow. At July 31, 2008, we had $115.0 million outstanding on the U.S. line of credit. We drew on the China line of credit due to a temporary difference between cash needs and cash availability in China. As of July 31, 2008, we had $5.0 million outstanding on the China line of credit. The U.S facility expires in August 2012 and the China facility expires in March 2009. As of September 4, 2008, the balance on the U.S. line of credit was $20.0 million.

At July 31, 2008, our investment portfolio included two auction rate securities with an estimated fair value of $8.3 million and a cost basis of $9.0 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. In addition, these auction rate securities, which were previously AAA-rated, were downgraded to AA- and A+ during the three months ended July 31, 2008. Under the contractual terms of these investments, because the auctions failed to settle, the interest rate on these investments earned interest at the Libor rate plus 125 basis points. During the three months ended July 31, 2008, in conjunction with the downgrade of the securities ratings, the interest rate on these investments reset by increasing to the Libor rate plus 200 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal unless a future auction on these investments is successful. Currently, we believe these investments are temporarily impaired, however it is not clear when they will be settled. Based on our expected operating cash flows and our ability to access our cash, other short-term investments, and other sources of cash, we have the intention and ability to hold the securities until the value recovers or to maturity. Due to the lack of liquidity of these investments, they are included in “Marketable securities-non-current.” We will continue to evaluate our accounting for these investments on a quarterly basis. See Note 4, “Financial Instruments,” for further discussion of our financial instruments.

Net cash provided by operating activities of $400.3 million for the six months ended July 31, 2008 was primarily comprised of net income and the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income, decreases in accounts receivable, increases in deferred revenue and increases in income taxes payable. The decrease in accounts receivable relates primarily to seasonality in our maintenance contract renewals. A larger portion of our install base renews their maintenance contracts in the fourth quarter rather than in the second quarter of our fiscal year. This drives higher maintenance billings and higher accounts receivable balances at the end of the fourth quarter of our fiscal year. Growth in our installed base and strong maintenance renewals increased deferred revenue. Our days sales outstanding in trade receivables was 48 days at July 31, 2008. The increase in income taxes payable is primarily due to the higher income tax provision related to the increased pre-tax income for the six months ended July 31, 2008. The primary working capital use of cash was payments of accrued expenses. Accrued expenses decreased primarily due to payments for employee bonuses and commissions, partially offset by additional contributions to the employee stock purchase plan accrual.

As of July 31, 2008, other than the draws on the lines of credit discussed above, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; and stock repurchases. In addition, $28.2 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at July 31, 2008. See Note 8, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Our foreign currency instruments, by practice, have maturities of less than three months and settle before the end of each quarterly period, but we intend to enter into longer term hedges in the future. The principal currencies hedged during the six months ended July 31, 2008 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

In December 2007, Autodesk’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 20.0 million shares. The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to shareholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows. There were no repurchases of Autodesk common stock during the three months ended July 31, 2008. At July 31, 2008, 16.1 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 14, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in Item 7A. of our report on Form 10-K for the fiscal year ended January 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Our disclosure controls and procedures include components of our internal control over financial reporting. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 13, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

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

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Economic growth in the United States continued to slow in the first half of fiscal 2009. If economic growth in the United States continues to slow, or if other countries’ economies slow, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Any of these events would likely harm our business, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because we conduct a substantial portion of our business outside the United States and we make certain business and resource decisions based on assumptions about foreign currency, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and economic conditions change, and they could have a material adverse impact on our financial results and cash flows.

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

Recently, we have benefited from the U.S. dollar’s weakness against other currencies, since such depreciation has contributed to the revenue we report. Significant appreciation of the U.S. dollar against foreign currencies may adversely impact our future net revenue. During the six months ended July 31, 2008, the U.S. dollar continued to be weak as compared to other currencies, adding to our revenue; if the U.S. dollar were to strengthen, our future net revenue could be harmed.

Our efforts to develop and introduce new product and service offerings expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our vertical design products and our digital prototyping and collaboration products. In addition, we are introducing new business models that require a considerable investment of technical and financial resources. We are making such investments through further development and enhancement of our existing products, as well as through acquisitions of new product lines and enhancements to our existing product lines. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our customers of AutoCAD and AutoCAD LT to related vertical industry products and to our 3D model-based design products such as the Autodesk Inventor products, the Revit products, AutoCAD Civil 3D and Autodesk NavisWorks products. Should sales of AutoCAD, AutoCAD upgrades and AutoCAD LT products decrease without a corresponding increase in 2D vertical and 3D model-based design product revenue or without conversion of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

Our business could suffer as a result of risks and costs associated with strategic acquisitions and investments such as the recent acquisition of Moldflow Corporation.

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, in the second quarter of fiscal 2009, we acquired Moldflow Corporation in addition to four other entities. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the diversion of management’s time and attention. In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business.

In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges could negatively impact results of operations for a given period, or cause quarter to quarter variability in our operating results or negatively impact our operating results for several future periods.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenue and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, stock-based compensation expense, fluctuations in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, failure to follow sales policies, unexpected costs or other operating expenses, changes in product pricing or product mix, platform changes, failure to convert our 2D customer base to 3D model-based design products, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, failure to accurately predict the impact of acquired businesses, failure to successfully or fully integrate acquired businesses and technologies, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large Advanced Systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to achieve sufficient sell-through in our channels for new or existing products, the financial and business condition of our reseller and distribution channels, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, unanticipated impact of accounting for technology acquisitions and general economic conditions, particularly in countries where we derive a significant portion of our net revenue.

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

Our success depends largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Competition for these personnel is intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

Our investment portfolio is composed of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility and other economic factors. If general economic conditions create a decline in interest rates, deterioration in the credit rating of our investments, or illiquidity in the financial marketplace, we may experience a decline in interest income, an inability to sell our investments, or impairment in the value of our investments.

We invest our cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit ratings and limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the value of our investments and our ability to sell them. In the United States, for example, if the Federal Reserve lowers interest rates, the yields on our portfolio securities may decline. Any one of these factors could reduce our interest income, which in turn could impact our overall net income and earnings per share.

At July 31, 2008, we had auction rate securities with an estimated fair value of $8.3 million ($9.0 million cost basis) included in non-current “Marketable securities” due to their lack of liquidity. These AA- and A+ rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle at monthly auctions since August 2007. The failed auctions caused the interest rate on these investments to reset at a premium due to a lack of liquidity for the underlying investments. We determined that these securities are temporarily impaired because the securities are fully insured, earn a premium interest rate, the duration of the auction failures are believed to be a temporary market condition, and we have the intention and ability to hold the securities until the market value can be realized. However, in the future, if these issuers are unable to successfully close future auctions and their credit deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate net revenue will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our reseller network. Computer software distributors and resellers typically are not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. While we have processes to ensure that we assess the creditworthiness of dealers and distributors prior to our sales to them, if their financial condition were to deteriorate, they might not be able to make repeat purchases. We rely significantly upon major distributors and resellers in both the United States and international regions, including distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% and 15% of our consolidated net revenue for the three and six months ended July 31, 2008, respectively, and 14% of our consolidated net revenue for fiscal 2008. Over time, we have modified and will continue to modify aspects of our relationship with our resellers, such as their incentive programs, pricing to them and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

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

We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. While we have recovered some revenue resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists and software piracy can be expected to be a persistent problem. Furthermore, our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

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

In preparing our financial statements we make certain assumptions, judgments and estimates about our accruals, which, if not accurate, may significantly impact our financial results.

We make accruals for a number of items, including employee bonuses, Partner Incentive Program, product returns reserve, sales commissions, sabbatical, asset retirement obligations and allowance for doubtful accounts. These accruals are based on assumptions, judgments and estimates drawn from historical experience and various other factors that we believe are reasonable under the circumstances when made. Actual results could differ materially from our estimated accruals, and such differences could significantly impact our financial results.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, effective as of February 1, 2009, we will adopt Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset and amortized over its estimated useful life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact that SFAS 141R has on Autodesk’s consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that the Company consummates subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

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

There were no sales of unregistered securities during the three months ended July 31, 2008.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 12, 2008, the following individuals were re-elected, or elected, to the Board of Directors. Each director will serve for the ensuing year and until their successors are duly elected and qualified.

The following proposal was voted on and approved at our Annual Meeting.

Name	Votes For	Votes Against	Abstentions
Carol. A. Bartz	179,317,870	20,658,261	1,784,775
Carl Bass	193,255,718	6,707,553	1,797,636
Mark A. Bertelsen	174,971,679	24,690,565	2,098,662
Crawford W. Beveridge	188,318,140	11,632,721	1,810,045
J. Hallam Dawson	178,650,506	21,289,530	1,820,871
Per-Kristian Halvorsen	180,366,865	19,590,947	1,803,095
Sean M. Maloney	197,206,532	2,749,292	1,805,082
Elizabeth A. Nelson	185,497,039	14,457,792	1,806,075
Charles J. Robel	185,437,631	14,514,420	1,808,856

The following proposals were voted on and approved at our Annual Meeting.

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 13, 2009	193,945,140	6,061,987	1,753,779	—
Proposal to approve amendments to the 2000 Directors’ Option Plan	148,990,803	33,785,040	1,793,465	17,191,599

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 2.1	Agreement and Plan of Merger, dated as of May 1, 2008, by and among Autodesk, Inc., Switch Acquisition Corporation and Moldflow Corporation (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on May 1, 2008)

Exhibit 3.1	Bylaws, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

Exhibit 10.1*	Autodesk, Inc. 2005 Non-Qualified Deferred Compensation Plan as amended and restated effective as of January 1, 2008

Exhibit 10.2*	Amendment to Autodesk, Inc. 2005 Non-Qualified Deferred Compensation Plan as amended and restated effective as of January 1, 2008

Exhibit 10.3*	Form of Tender and Voting Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 1, 2008)

Exhibit 10.4*	Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008

Exhibit 10.5*	Forms of Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

Exhibit 10.6*	2000 Directors’ Option Plan, as amended (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

Exhibit 31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 5, 2008

AUTODESK, INC.
(Registrant)

/s/ CARL BASS
Carl Bass
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)