Form 10-Q
period 2008-10-31
AUTODESK INC
filed 2008-12-04
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

As of November 28, 2008, there were 226,288,975 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net revenue:
License and other	$421.0	$395.8	$1,293.4	$1,172.6
Maintenance	186.1	142.6	532.0	400.2

Total net revenue	607.1	538.4	1,825.4	1,572.8

Costs of revenue:
Cost of license and other revenue	50.3	49.7	163.5	149.8
Cost of maintenance revenue	2.4	1.9	6.5	6.3

Total cost of revenue	52.7	51.6	170.0	156.1

Gross profit	554.4	486.8	1,655.4	1,416.7
Operating expenses:
Marketing and sales	225.5	208.9	678.2	600.1
Research and development	135.2	123.2	432.1	352.9
General and administrative	54.1	49.1	166.8	142.2

Total operating expenses	414.8	381.2	1,277.1	1,095.2

Income from operations	139.6	105.6	378.3	321.5
Interest and other income (expense), net	(3.4)	4.4	9.9	17.6

Income before income taxes	136.2	110.0	388.2	339.1
Provision for income taxes	(31.7)	(25.2)	(99.2)	(79.4)

Net income	$104.5	$84.8	$289.0	$259.7

Basic net income per share	$0.46	$0.37	$1.28	$1.13

Diluted net income per share	$0.45	$0.35	$1.25	$1.07

Shares used in computing basic net income per share	225.3	229.4	225.2	230.3

Shares used in computing diluted net income per share	230.4	239.9	231.2	242.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	October 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$796.4	$917.9
Marketable securities	136.8	31.4
Accounts receivable, net	291.4	386.5
Deferred income taxes	34.6	98.1
Prepaid expenses and other current assets	51.2	47.9

Total current assets	1,310.4	1,481.8
Marketable securities	8.3	8.4
Computer equipment, software, furniture and leasehold improvements, net	116.6	80.2
Purchased technologies, net	107.7	64.4
Goodwill	632.3	443.4
Deferred income taxes, net	86.2	54.6
Other assets	112.2	79.4

	$2,373.7	$2,212.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76.0	$79.3
Accrued compensation	112.2	146.2
Accrued income taxes	20.4	14.4
Deferred revenue	387.5	400.7
Borrowings under line of credit	3.9	—
Other accrued liabilities	64.3	89.7

Total current liabilities	664.3	730.3
Deferred revenue	111.9	105.4
Long term income taxes payable	112.5	86.5
Long term deferred income taxes	27.7	3.3
Other liabilities	57.2	56.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,059.2	998.3
Accumulated other comprehensive income (loss)	(6.0)	13.8
Retained earnings	346.9	218.4

Total stockholders’ equity	1,400.1	1,230.5

	$2,373.7	$2,212.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended October 31,
	2008	2007
Operating Activities
Net income	$289.0	$259.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.5	44.1
Stock-based compensation expense	70.9	73.1
Charge for acquired in-process research and development	18.0	3.6
Changes in operating assets and liabilities, net of business combinations	65.1	109.0

Net cash provided by operating activities	507.5	489.5

Investing Activities
Purchases of marketable securities	(111.2)	(727.9)
Sales of marketable securities	5.2	795.5
Business combinations, net of cash acquired	(297.3)	(66.0)
Capital expenditures	(59.1)	(29.1)

Net cash used in investing activities	(462.4)	(27.5)

Financing Activities
Draws on line of credit	800.0	—
Repayments of line of credit	(796.0)	—
Proceeds from issuance of common stock, net of issuance costs	89.1	160.7
Repurchases of common stock	(256.6)	(463.5)

Net cash used in financing activities	(163.5)	(302.8)

Effect of exchange rate changes on cash and cash equivalents	(3.1)	3.2

Net increase (decrease) in cash and cash equivalents	(121.5)	162.4
Cash and cash equivalents at beginning of fiscal year	917.9	665.9

Cash and cash equivalents at end of period	$796.4	$828.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2008, and for the three and nine months ended October 31, 2008, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2009, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (the “2008 Form 10-K”) filed on March 28, 2008.

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

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement will be effective for Autodesk’s fiscal year beginning February 1, 2009. Autodesk believes the adoption of SFAS 160 will not have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. Autodesk adopted the statement for financial assets and liabilities as of February 1, 2008. The remainder of the statement, which pertains to nonfinancial assets and liabilities, will be effective as of February 1, 2009 for Autodesk’s 2010 fiscal year. In October 2008, the FASB issued FASB Staff Position SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FAS 157-3”), which clarifies the application of FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) in a market that is not active. Autodesk believes the adoption of the remaining aspects of SFAS 157 will not have a material effect on its consolidated financial position, results of operations or cash flows.

3.	Concentration of Credit Risks and Significant Customers

It is Autodesk’s policy that its cash, cash equivalents and marketable securities are held with, and in the custody of, financial institutions with high credit standing. Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”) and a significant portion of Autodesk’s cash and cash equivalents was held by Citibank at October 31, 2008. In addition Citibank is the lead lender and agent in the syndicate of Autodesk’s $250.0 million U.S. line of credit. Recently, Citibank, like many financial institutions, has obtained government assistance. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer. See further discussion in Note 4, “Financial Instruments” below.

Total sales to the distributors Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 14% of Autodesk’s consolidated net revenue during the three months ended October 31, 2008 and 2007. Sales to Tech Data represented 15% and 14% of Autodesk’s consolidated net revenue for the nine months ended October 31, 2008 and 2007, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business and Other segment and comes from outside the U.S. In addition, Tech Data accounted for 17% and 15% of gross accounts receivable at October 31, 2008 and January 31, 2008, respectively.

4.	Financial Instruments

Forwards and Options

Under its risk management strategy, Autodesk uses derivative instruments to manage its exposures to fluctuations in foreign currency exchange rates, which exist as part of ongoing business operations. Autodesk’s general practice is to use forward and option contracts to hedge a majority of transaction exposures denominated in euros, Swiss francs, Canadian dollars, British pounds and Japanese yen. Historically, these foreign currency instruments hedged revenue and expense within the same quarter. During the quarter ended October 31, 2008, Autodesk expanded its cash flow hedge program to include forecasted revenue and expenses through the quarter ending January 31, 2009. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Autodesk utilizes foreign currency option collar contracts and forwards to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These option and forward contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue is recognized or the option expires. The cost of these foreign currency option collars is recorded as “Interest and other income (expense), net” in the Company’s Condensed Consolidated Statements of Income.

Autodesk did not have any outstanding foreign currency option contracts as of October 31, 2008. The notional amount of foreign currency options contracts were $131.8 million at January 31, 2008, and the critical terms were generally the same as those of the underlying exposure. Gains, if any, from the effective portion of the option contracts, as determinable under SFAS 133, are recognized as net revenue or operating expense, while the ineffective portion of the option contract is recorded in “Interest and other income (expense), net.” There were no net settlement losses recorded during the three months ended October 31, 2008 and 2007. There were $5.8 million and $3.5 million net settlement gains recorded during the three and nine months ended October 31, 2008, respectively. The cost of the options, which was recorded in “Interest and other income (expense) net,” was $1.3 million and $1.8 million during the three and nine months ended October 31, 2008, respectively. Amounts associated with the cost of the options during the three and nine months ended October 31, 2007 totaled $0.2 million and $0.5 million, respectively. The effective portion of our cash flow hedges as of October 31, 2008, after tax effect, was $11.5 million, which is included in other comprehensive income and will be recognized as net revenue or operating expense when the corresponding hedged transactions will be recognized. We believe that the majority of the $11.5 million will be recognized in the fourth quarter of fiscal 2009; however, a portion of this may be recognized in the first quarter of fiscal 2010.

In addition to the cash flow hedges described above, Autodesk uses forward contracts to reduce the exchange rate risk associated primarily with receivables and payables. These forward contracts, which are generally not designated as hedging instruments under SFAS 133, are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $202.0 million at October 31, 2008 and $66.9 million at January 31, 2008. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties. It is Autodesk’s policy that all of Autodesk’s foreign currency contracts are with counterparties that have a high investment grade rating.

Marketable Securities

At October 31, 2008, Autodesk’s short-term investment portfolio consisted of term deposits, money market funds and mutual funds with an estimated fair value of $136.8 million and a cost basis of $138.8 million. Of this amount, $22.8 million was invested in a defined set of mutual funds as directed by the participants in the Company’s Deferred Compensation Plan (see Note 8, “Deferred Compensation”), and $9.6 million was invested in bank term deposits with original maturities greater than 90 days and less than one year. The remaining $104.4 million was invested in two money market funds: $98.3 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $6.1 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, “Reserve Funds”). In mid-September, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. While we expect to recover substantially all of our current holdings in the Reserve Funds, we cannot predict when this will occur or the amount we will receive. Accordingly, Autodesk recorded $2.0 million other-than-temporary impairment during the three months ended October 31, 2008. The impairment expense was recorded in “Interest and other income (expense), net” on the

Company’s Condensed Consolidated Statements of Income. The timing of redemptions from the Reserve Funds currently is undetermined. The SEC is overseeing the administration, accounting and payout of the U.S.-based Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so. However, based on currently available information, Autodesk believes that any distributions from the Reserve Funds will occur within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” on the Company’s Condensed Consolidated Balance Sheets as of October 31, 2008. This re-designation is included in “Purchases of available-for-sale marketable securities” in the investing activities section of Autodesk’s Condensed Consolidated Statements of Cash Flows. On November 21, 2008, the Primary Fund announced a distribution to be made on or about December 5, 2008. Autodesk estimates that its share of this distribution will be approximately $3.6 million.

At October 31, 2008, Autodesk owned two auction rate securities with an estimated fair value of $8.3 million and a cost basis of $9.0 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. In addition, these auction rate securities, which were previously AAA-rated, were downgraded to AA- and A+ during the nine months ended October 31, 2008. Under the contractual terms of these investments, because the auctions have failed to settle, and due to the downgrade of the securities ratings, the interest rate on these investments earn interest at the Libor rate plus 200 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so without a loss of principal unless a future auction on these investments is successful. Currently, Autodesk does not believe these investments are other-than-temporarily impaired; however, it is not clear when they will be settled. Based on its ability to access its cash and other short-term investments, its expected operating cash flows, and its other sources of cash, Autodesk has the intention and ability to hold the securities until the value recovers or to maturity. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

The following table shows the fair value and gross unrealized losses from investments that Autodesk does not consider to be other-than-temporarily impaired, categorized by whether the individual securities have been in a continuous unrealized loss position at October 31, 2008 for more or less than one year.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Taxable auction-rate securities	$—	$—	$8.3	$0.7	$8.3	$0.7

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

The Company’s investments held in the Reserve Funds were re-designated as Level 3 securities in October 2008. The Company conducted its fair value assessment of the Reserve Funds using Level 2 and Level 3 inputs. Management has reviewed the Reserve Funds’ underlying securities portfolio which is substantially comprised of term deposits, money market funds, US treasury bills and commercial paper. These securities are issued by highly-rated institutions. Normally, the Company would classify such investments within Level 2 of the fair value hierarchy. Management evaluated the fair value of its unit interest in the Reserve Funds, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company has classified its holdings in the Reserve Funds within Level 3 of the fair value hierarchy. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a pricing model, and some of the inputs to this model are unobservable in the market.

The following table summarizes the valuation of Autodesk’s investments and financial instruments, which were determined by fair value hierarchy at October 31, 2008:

	Fair Value Measurements at October 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1):
Term deposits	$—	$186.5	$—	$186.5
Money market funds	—	2.0	—	2.0
US Treasury bills	40.0	—	—	40.0
Commercial papers	—	10.0	—	10.0
Marketable securities:
Money market funds	—	—	104.4	104.4
Mutual funds	22.8	—	—	22.8
Bank time deposits	—	9.6	—	9.6
Taxable auction-rate securities	—	—	8.3	8.3

Total	$62.8	$208.1	$112.7	$383.6

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2008.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2008 was as follows:

	Fair Value Measurments Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction-Rate Securities	Total
Balance at January 31, 2008	$—	$8.4	$8.4
Transfers into Level 3	106.4	—	106.4
Total gains or losses:
Unrealized loss included in “Accumulated other comprehensive income (loss)”	—	(0.1)	(0.1)
Unrealized loss included in “Interest and other income (expense), net”	(2.0)	—	(2.0)

Balance at October 31, 2008	$104.4	$8.3	$112.7

5.	Stock-Based Compensation

Stock Plans

As of October 31, 2008, Autodesk maintained two active stock plans for the purpose of granting stock awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are six expired or terminated plans with options outstanding, including the 2006 Employee Stock Plan (“2006 Plan”), which was replaced by the 2008 Plan in March 2008.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007. Under this plan, 16.5 million shares of Autodesk common stock, and 0.48 million shares that remained available for issuance under the 2006 Plan upon its expiration, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At October 31, 2008, 13.7 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011.

The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At October 31, 2008, 0.7 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

Options granted under the 2008 Plan and the 2000 Plan vest over periods ranging from one to four years and expire within four to seven years from the date of grant. During the first three quarters of fiscal 2009 and all of fiscal 2008, the exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The following section, Stock Options, summarizes activity under Autodesk’s stock option plans. No restricted stock or restricted stock units were granted under Autodesk’s stock plans during the third quarter of fiscal 2009.

Stock Options:

A summary of stock option activity for the nine months ended October 31, 2008 was as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2008	24,506	$28.75
Granted	5,668	32.81
Exercised	(2,127)	14.98
Forfeited	(911)	39.13
Expired	(195)

Options outstanding at October 31, 2008	26,941	$30.28

Options exercisable at October 31, 2008	15,310	$24.58

Options available for grant at October 31, 2008	14,439

The total pre-tax intrinsic value of options exercised during the three months ended October 31, 2008 and 2007 was $13.9 million and $103.5 million, respectively. For the nine months ended October 31, 2008 and 2007, total pre-tax intrinsic value of options exercised was $45.8 million and $256.9 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended October 31, 2008 and 2007, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $10.32 and $14.78 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended October 31, 2008 and 2007 was $9.98 and $14.62 per share, respectively. As of October 31, 2008, total compensation cost related to non-vested awards not yet recognized of $88.5 million is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information about options outstanding and exercisable at October 31, 2008:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$ 0.20 - $14.40	5,701		$10.24		5,714		$10.22
$16.42 - $31.68	4,508		24.84		7,704		27.59
$32.33 - $38.00	2,482		36.42		6,135		35.42
$38.08 - $45.29	2,310		43.58		6,405		43.66
$47.24 - $49.80	309		48.29		983		48.59

	15,310	4.2	$24.58	$68.1	26,941	4.5	$30.28	$68.4

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $21.31 per share as of October 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through November 2015. At October 31, 2008, a total of 14.4 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock plans.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At October 31, 2008, a total of 24.8 million shares were available for future issuance. This amount is automatically increased on the first trading day of each fiscal year by an amount equal to the lesser of 10 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

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

Autodesk issued 1.0 million and 2.1 million shares under the ESP Plan during the three and nine months ended October 31, 2008, respectively. The shares were issued at average prices of $27.91 per share and $27.32 per share for the three and nine months ended October 31, 2008, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during both the three and nine months ended October 31, 2008, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $10.58 and $10.40 per share respectively. Autodesk issued 0.8 million shares under the ESP Plan during the three and nine months ended October 31, 2007 at an average price of $28.96 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the three and nine months ended October 31, 2007, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $15.11 per share and $16.77 per share, respectively.

Stock-based Compensation Expense

Autodesk measures all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and records the expense in Autodesk’s Condensed Consolidated Statements of Income in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended October 31, 2008 and 2007, respectively, which was recorded as follows:

	Three months ended October 31, 2008	Three months ended October 31, 2007
Cost of license and other revenue	$1.0	$2.1
Marketing and sales	10.1	16.2
Research and development	7.2	12.6
General and administrative	4.2	6.4

Stock-based compensation expense	22.5	37.3
Tax benefit	(5.7)	(6.2)

Stock-based compensation expense	$16.8	$31.1

	Nine months ended October 31, 2008	Nine months ended October 31, 2007
Cost of license and other revenue	$3.1	$3.8
Marketing and sales	30.6	31.3
Research and development	23.3	23.9
General and administrative	13.9	14.1

Stock-based compensation expense	70.9	73.1
Tax benefit	(16.2)	(15.8)

Stock-based compensation expense	$54.7	$57.3

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three months ended October 31, 2008		Three months ended October 31, 2007
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.38	0.38 - 0.41	0.33 - 0.34	0.31 - 0.34
Range of expected lives (in years)	2.70 - 4.00	0.5 - 2.0	2.57 - 4.18	0.5 - 2.00
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.98 - 2.4%	1.29 - 1.85%	4.00 - 4.07%	3.98 - 4.23%
Expected forfeitures	13.6%	13.6%	13.0%	13.0%

	Nine months ended October 31, 2008		Nine months ended October 31, 2007
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.37 - 0.38	0.36 - 0.41	0.33 - 0.36	0.29 - 0.34
Range of expected lives (in years)	2.70 - 4.00	0.50 - 2.00	2.57 - 4.18	0.28 - 2.00
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.82 - 3.4%	1.29 - 1.85%	4.00 - 5.11%	3.98 - 5.06%
Expected forfeitures	13.6%	13.6%	13.0%	13.0%

Autodesk estimates expected volatility for stock-based awards granted under the Company’s stock plans and ESP Plan awards based on two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock.

Autodesk estimates the expected life of stock-based awards granted under the Company’s stock plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options.

Autodesk does not currently pay, and does not anticipate paying, any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option valuation model.

The risk-free interest rate used in the Black-Scholes-Merton option valuation model for stock-based awards granted under the Company’s stock plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

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

Autodesk’s effective tax rate was 23% during the three months ended October 31, 2008 and 26% during the nine months ended October 31, 2008, compared to 23% during both three and nine months of the prior fiscal year. Autodesk’s effective tax rate increased 3% during the nine months ended October 31, 2008, as compared to the same period in the prior fiscal year, primarily due to non-deductible in-process research and development expense related to the Moldflow acquisition and lower stock option benefits. The effective tax rates for the three and nine months ended October 31, 2008 are less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and federal and state research tax credits offset by the impact of SFAS 123R and non-deductible in-process research and development expense.

At October 31, 2008, Autodesk had net deferred tax assets of $91.3 million. Autodesk believes that sufficient income will be earned in the future to realize these assets. During the second quarter of fiscal 2009, Autodesk reclassified $3.3 million from the January 31, 2008 “Deferred income taxes, net” balance to the “Long term deferred income taxes” balance to conform to current period presentation.

7.	Business Acquisitions

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

Moldflow

In June 2008, Autodesk acquired Moldflow Corporation (“Moldflow”), based in Framingham, Massachusetts. Moldflow designs, develops, manufactures and markets computer software solutions for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added simulation and optimization capabilities to Autodesk’s Digital Prototyping solution portfolio. Autodesk acquired Moldflow for $22.00 per share, or approximately $184.9 million, net of cash acquired. The acquisition was structured as a cash tender offer for all the outstanding shares of Moldflow common stock, followed by a merger of an Autodesk subsidiary into Moldflow where Moldflow survived as a wholly-owned subsidiary of Autodesk. Autodesk incorporated Moldflow into Autodesk’s Manufacturing Solutions Segment.

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, was as follows:

Moldflow:
Developed technologies (6 year useful life)	$33.1
Customer relationships (6 year useful life)	32.6
Trade name (6 year useful life)	6.9
In-process research and development	16.2
Goodwill	128.6
Deferred revenue	(3.0)
Restructuring reserve	(2.8)
Net tangible assets	69.0

$280.6

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to Moldflow of $16.2 million was expensed to research and development during the second quarter of fiscal 2009 on the Condensed Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with Moldflow’s existing customers. Trade name represents the estimated fair value of Moldflow’s trade name and trademarks. The $128.6 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Moldflow in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the beginning of fiscal 2010.

Other Acquisitions

Autodesk acquired two entities during the quarter ended October 31, 2008 for total consideration of $28.2 million, net of cash acquired. Excluding Moldflow, Autodesk acquired six entities during the nine months ended October 31, 2008 for total consideration of $104.0 million, net of cash acquired. These acquisitions included companies that design, develop, manufacture and market artificial intelligence middleware, image-based creation software, building information modeling software, sustainable building design software, intelligent 3D urban modeling software and database oriented electrical computer-aided design software.

Management’s preliminary allocation of the purchase price consideration, based on valuations of the acquired assets and liabilities, was as follows:

Other Acquisitions:
Developed technologies (2.5 - 7.0 year useful lives)	$23.6
Customer relationships (5.0 - 8.0 year useful lives)	14.9
Trade names (4.0 - 7.0 year useful lives)	2.4
In-process research and development	1.8
Goodwill	65.4
Net tangible assets	(1.8)

$106.3

The total in-process research and development amount was expensed to research and development during the nine months ended October 31, 2008 on the Condensed Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with acquirees’ existing customers. Trade names represent the estimated fair value of the acquirees’ trade names and trademarks. During the nine months ended October 31, 2008, the $65.4 million added to goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, was considered deductible for tax purposes.

8.	Deferred Compensation

At October 31, 2008, Autodesk had marketable securities totaling $145.1 million, of which $22.8 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $22.8 million at October 31, 2008, of which $1.6 million was classified as current and $21.2 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2008 was $26.7 million. The total related deferred compensation liability at January 31, 2008 was $26.7 million, of which $2.0 million was classified as current and $24.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

9.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer software and hardware, leasehold improvements, furniture and equipment and the related accumulated depreciation were as follows:

	October 31, 2008	January 31, 2008
Computer software, at cost	$134.0	$128.2
Computer hardware, at cost	99.2	88.0
Leasehold improvements, land and buildings, at cost	109.9	70.1
Furniture and equipment, at cost	39.9	32.8

	383.0	319.1
Less: Accumulated depreciation	(266.4)	(238.9)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$116.6	$80.2

During the third quarter of fiscal 2009, Autodesk reclassified the January 31, 2008 computer software, hardware, leasehold improvements, furniture and equipment balances to conform to current period presentation.

10.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	October 31, 2008	January 31, 2008
Purchased technologies	$288.6	$227.5
Less: Accumulated amortization	(180.9)	(163.1)

Purchased technologies, net	$107.7	$64.4

Expected future amortization expense for purchased technologies for the remainder of fiscal 2009 and for each of the fiscal years thereafter is as follows:

Year ending January 31,
2009—remaining 3 months	$7.0
2010	27.5
2011	26.4
2012	21.5
2013	12.3
Thereafter	13.0

Total	$107.7

11.	Goodwill

The changes in the carrying amount of goodwill during the nine months ended October 31, 2008 were as follows:

	Platform Solutions and Emerging Business and Other	Architecture, Engineering and Construction	Manufacturing Solutions	Media and Entertainment	Total
Balance as of January 31, 2008	$1.6	$200.8	$133.3	$107.7	$443.4
Addition arising from Moldflow acquisistion	—	—	128.6	—	128.6
Addition arising from other acquisitions	32.6	8.8	5.7	18.3	65.4
Effect of foreign currency translation, purchase accounting adjustments and other	—	0.1	(3.5)	(1.7)	(5.1)

Balance as of October 31, 2008	$34.2	$209.7	$264.1	$124.3	$632.3

The increase in Autodesk’s goodwill balance during the nine months ended October 31, 2008 was primarily due to the acquisition of Moldflow. See Note 7, “Business Combinations,” for further information regarding this acquisition.

12.	Line of Credit

As of October 31, 2008, Autodesk had $3.9 million of outstanding borrowings, which were recorded in “Borrowings under line of credit” on the balance sheet. Autodesk has two lines of credit, a U.S. line of credit and a China line of credit.

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., a Citibank affiliate, which is the primary lender and agent. Autodesk had no outstanding borrowings on this line at October 31, 2008. Autodesk principally used the facility to fund the repurchase of 8.0 million shares of Autodesk common stock (see Note 14, “Stock Repurchase Program”) and to pay the offer price for the Moldflow acquisition (see Note 7, “Business Combinations”). This facility expires in August 2012.

Autodesk’s China line of credit facility permits unsecured short-term borrowings of up to $5.0 million, and is available for working capital needs. At October 31, 2008, Autodesk had $3.9 million of outstanding borrowings on this line of credit, which contains customary covenants. Autodesk drew on this line of credit during the nine months ended October 31, 2008 due to a temporary difference between cash needs and cash availability in China. This facility expires in March 2009.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments for the three and nine months ended October 31, 2008.

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting: on November 20, 2006, the Company and certain of its current and former members of the Board were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. The Campion lawsuit was consolidated into the Giles Case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). The plaintiff in the Giles Case filed an amended complaint on December 3, 2007, and the plaintiff in the Koerner Case filed an amended complaint on December 7, 2007. The Koerner Case has been stayed pending the outcome of the Giles Case. These actions are in the preliminary stages and Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

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

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders. During the quarter ended October 31, 2008, Autodesk did not repurchase or retire any shares of its common stock. During the nine months ended October 31, 2008, Autodesk repurchased 8.0 million shares of its common stock on the open market at an average repurchase price of $32.06 per share and subsequently retired those shares. Common stock and additional paid-in capital and retained earnings were reduced by $96.1 million and $160.5 million, respectively, for the nine months ended October 31, 2008, as a result of the stock repurchases. As of October 31, 2008, 16.1 million shares remained available for repurchase under this program. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the U.S., and company defined trading windows.

15.	Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net income	$104.5	$84.8	$289.0	$259.7
Other comprehensive income (loss):
Net gain on derivative instruments, net of taxes	11.5	—	11.5	—
Change in net unrealized loss on available-for-sale securities, net of tax benefit	—	—	(0.1)	—
Net change in cumulative foreign currency translation adjustment	(37.5)	7.2	(31.3)	15.3

Other comprehenisve income (loss)	(26.0)	7.2	(19.9)	15.3

Total comprehensive income	$78.5	$92.0	$269.1	$275.0

During the quarter ended October 31, 2008, Autodesk entered into foreign currency instruments to hedge its exposure to foreign currency exchange. These hedges resulted in $11.5 million of other comprehensive income as of October 31, 2008. See Note 4, “Financial Instruments,” for further information regarding Autodesk’s foreign currency instruments.

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

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted net income per share—net income	$104.5	$84.8	$289.0	$259.7

Denominator:
Denominator for basic net income per share—weighted average shares	225.3	229.4	225.2	230.3
Effect of dilutive securities	5.1	10.5	6.0	12.2

Denominator for dilutive net income per share	230.4	239.9	231.2	242.5

In accordance with the FASB’s Statement of Financial Accouting Standards No. 128, “Earnings per Share,” the computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended October 31, 2008 and 2007, 17.1 million shares and 6.5 million shares, respectively, were excluded from the computation of diluted net income per share. During the nine months ended October 31, 2008 and 2007, 15.6 million shares and 7.8 million shares, respectively, were excluded from the computation of diluted net income per share.

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

PSEB, consisting of Autodesk’s core platform, AutoCAD, underpins the Company’s design offerings for all industries. AutoCAD provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets and for AEC and MSD to offer tailored versions of AutoCAD for their markets. PSEB also includes technology developed specifically for Geospatial and Process and Power design markets and several emerging business initiatives. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s 2D horizontal products, AutoCAD and AutoCAD LT.

AEC solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, and construction and construction management. AEC solutions also support information needs throughout the building lifecycle. The segment’s solutions include advanced technology for building information modeling, AutoCAD-based design and documentation productivity software, dynamic civil modeling software and collaborative project management software. AEC’s revenue primarily includes revenue from the sales of licenses of Revit products, AutoCAD Civil 3D, AutoCAD Architecture, AutoCAD MEP and Autodesk Buzzsaw.

MSD provides the manufacturing industry with comprehensive design, data management and Digital Prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in simple 2D/3D environments, and manage designs from the conceptual design phase through the manufacturing phase. MSD’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor products, AutoCAD Mechanical and Moldflow.

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

Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 11, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments was as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net revenue:
Platform Solutions and Emerging Business and Other	$269.2	$241.5	$816.9	$734.1
Architecture, Engineering and Construction	134.2	123.9	407.0	342.9
Manufacturing Solutions	123.8	101.7	373.6	295.2
Media and Entertainment	73.0	66.8	209.5	187.7
Other(1)	6.9	4.5	18.4	12.9

	$607.1	$538.4	$1,825.4	$1,572.8

Gross profit:
Platform Solutions and Emerging Business and Other	$257.3	$230.0	$775.3	$694.7
Architecture, Engineering and Construction	126.0	115.4	378.0	316.4
Manufacturing Solutions	116.5	93.8	348.4	271.2
Media and Entertainment	57.1	49.8	159.3	138.3
Unallocated(2)	(2.5)	(2.2)	(5.6)	(3.9)

	$554.4	$486.8	$1,655.4	$1,416.7

(1)	Other primarily consists of revenue from Autodesk’s Location Services Division.
(2)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R.

Information regarding Autodesk’s operations by geographic area was as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net revenue:
U.S.	$178.1	$183.9	$503.2	$508.0
Other Americas	38.4	33.7	107.3	89.2

Total Americas	216.5	217.6	610.5	597.2
Europe, Middle East and Africa	258.0	202.9	784.2	613.8
Japan	51.2	41.8	169.4	135.7
Other Asia/Pacific	81.4	76.1	261.3	226.1

Asia/Pacific	132.6	117.9	430.7	361.8

Total net revenue	$607.1	$538.4	$1,825.4	$1,572.8

18.	Subsequent Event

On November 17, 2008, Autodesk completed the acquisition of substantially all the assets of Avid Technology, Inc.’s Softimage business unit for approximately $35.0 million cash. Softimage is headquartered in Montreal, Canada and develops 3D technology for the film, television and games markets. Softimage will be integrated into Autodesk’s Media and Entertainment segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, anticipated future operating results, including net revenue, operating margins, product backlog, upgrade, crossgrade and maintenance revenue, the effect of fluctuations in exchange rates on net revenue and expenses, costs and expenses, including cost of revenue and operating expenses, future income, our business and investment strategies, the impact of acquisitions, our anticipated tax rate, planned product retirement and annual release cycle. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, short-term and long-term cash requirements, our ability to timely access our assets, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

Our growth strategy derives from these core strengths. We continue to increase the business value of our design tools in a number of ways. We improve the performance and functionality of our existing products with each new release. Our most recent release began in March 2008. Beyond our 2D horizontal design products, we develop products addressing industry-specific needs including 2D vertical and 3D model-based products. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. As a result, we strive for technology democratization and increased customer loyalty.

In addition, we believe that migration of our customers from our 2D horizontal products to our 2D vertical products and 3D model-based design products presents a significant growth opportunity. During the three months ended October 31, 2008, revenue from 3D model-based design products increased 26% as compared to the same period of the prior fiscal year. We shipped approximately 41,000 commercial seats (which includes new seats and crossgrade seats) of 3D model-based design products, including approximately 9,000 seats of Autodesk Inventor and Autodesk Moldflow, and approximately 32,000 seats of our Architecture, Engineering and Construction products (Revit, AutoCAD Civil 3D, Autodesk NavisWorks and Autodesk Robot Structural Analysis (Robobat)). We expect that the adoption of 2D vertical products and 3D model-based design products will increase the productivity of our customers in all industries and result in richer design data. This migration also poses various risks to us. In particular, if we do not successfully convert our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, sales of our 2D horizontal products may decrease without a corresponding increase in revenue from our 2D vertical products and 3D model-based design products. Consequently, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is a key element of our growth strategy. We believe that emerging economies present growth opportunities for us. Revenue in emerging economies increased 25% and 34% during the three and nine months ended October 31, 2008, respectively, as compared to the same period of the prior fiscal year. Revenue from emerging economies represented 19% and 18% of net revenue during the three and nine months ended October 31, 2008, respectively, as compared to 17% and 16% during the respective periods from the prior fiscal year. While the opportunity in emerging markets remains large, conducting business in these emerging economies presents significant challenges, including intellectual property protection and software piracy, which remain substantial problems.

We strive to improve our product functionality and expand our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making our decisions of whether to make acquisitions. The size and frequency of transactions to acquire products, technology and businesses increased during the second half of fiscal 2008 and the first three quarters of fiscal 2009 as compared to earlier periods. We currently anticipate that we will continue to acquire products, technology and businesses but cannot predict whether we will continue to do so at the same frequency as in the past.

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

Updates on the relevant periodic financial disclosures related to these policies are provided below:

Marketable Securities. At October 31, 2008 we had $145.1 million of short- and long-term marketable securities. We review our investments in marketable securities quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the sponsor, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to our Condensed Consolidated Statements of Income. This impairment results in a new cost basis in the investment recorded in our Condensed Consolidated Balance Sheets. If market, industry, and/or sponsor conditions deteriorate, we may incur future impairments.

Product Returns Reserves. Our product returns reserves were $13.0 million at October 31, 2008 and $14.4 million at January 31, 2008. Actual product returns as a percentage of applicable revenue were 3.8% and 3.0% for the three months ended October 31, 2008 and 2007, respectively, and 3.4% and 3.8% for the nine months ended October 31, 2008 and 2007, respectively. During the three months ended October 31, 2008 and 2007, we recorded additions to our product returns reserve of $11.3 million and $8.7 million, respectively, which reduced our revenue. During the nine months ended October 31, 2008 and 2007, the additions to our product returns reserve were $37.4 million and $32.7 million, respectively, which reduced our revenue.

Income Taxes. At October 31, 2008, we had $91.3 million of net deferred tax assets, mostly arising from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Overview of the Three and Nine Months Ended October 31, 2008

(in millions)	Three months ended October 31, 2008	As a % of Net Revenue	Three months ended October 31, 2007	As a % of Net Revenue
Net Revenue	$607.1	100%	$538.4	100%
Cost of revenue	52.7	9%	51.6	10%

Gross Profit	554.4	91%	486.8	90%
Operating expenses	414.8	68%	381.2	70%

Income from Operations	$139.6	23%	$105.6	20%

(in millions)	Nine months ended October 31, 2008	As a % of Net Revenue	Nine months ended October 31, 2007	As a % of Net Revenue
Net Revenue	$1,825.4	100%	$1,572.8	100%
Cost of revenue	170.0	9%	156.1	10%

Gross Profit	1,655.4	91%	1,416.7	90%
Operating expenses	1,277.1	70%	1,095.2	70%

Income from Operations	$378.3	21%	$321.5	20%

Our results for the quarter ended October 31, 2008 were substantially impacted by the sharp downturn in the global economy. We believe that the unstable financial markets and the downturn in the economy have reduced our customers’ ability to secure credit financing for projects, which has decreased demand for our products. Consequently, our revenue growth slowed. The quarter ended October 31, 2008, also included a reduction in our employee bonus accrual and a significant decrease in our shippable backlog. In addition, since we conduct our investment and banking activities through major financial institutions, the unstable financial markets have impacted our liquidity and put at risk some of our capital resources.

Our primary goals for the remainder of fiscal 2009 are to continue delivering our market-leading products and solutions to our customers, to drive revenue growth, and to invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins and operating cash flow. We are taking actions in an attempt to stimulate demand and align our cost structure with the reality of this difficult operating environment. In taking these actions, we intend to balance the cost against the longer term benefit of such initiatives; consequently, we anticipate that we will incur additional costs in the short term that may have the effect of reducing our operating margins.

During the three months ended October 31, 2008, as compared to the same period of the prior fiscal year, net revenue increased 13%, gross profit increased 14% and income from operations increased 32%. During the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, net revenue increased 16%, gross profit increased 17% and income from operations increased 18%.

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, the United Kingdom, the Russian Federation, Italy, Canada, South Korea, and China. The weaker value of the U.S. dollar relative to other currencies had a positive effect of $15.3 million and $73.4 million on operating income in the three and nine months ended October 31, 2008, respectively, as compared to the same period of the prior fiscal year. Had exchange rates from the three months ended October 31, 2007 been in effect during the three months ended October 31, 2008 (“on a constant currency basis”), translated international revenue billed in local currencies would have been $18.3 million lower and operating expenses would have been $3.0 million lower. This represents a 9% increase in net revenue and an 18% increase in income from operations on a constant currency basis during the three months ended October 31, 2008, as compared to the same period in the prior fiscal year. Had exchange rates from the nine month period ended October 31, 2007 been in effect during the nine month period ended October 31, 2008, translated international revenue billed in local currencies would have been $101.4 million lower and operating expenses would have been $28.0 million lower. This represents a 10% increase in net revenue and a 5% decrease in income from operations on a constant currency basis during the nine months ended October 31, 2008, as compared to the same period in the prior fiscal year. During the three months ended October 31, 2008, we saw the U.S. dollar strengthen relative to many other currencies, and our international billings were impacted by this trend. We expect the strengthening of the U.S. dollar relative to other currencies will continue to have a significant effect on net revenue and income from operations in future periods as it did during our quarter ended October 31, 2008. We use foreign currency forward and option collar contracts to reduce the current exchange rate effect on the net revenue of certain anticipated transactions.

Net revenue for the three months ended October 31, 2008 increased 13% as compared to the same period in the prior fiscal year due to a 31% increase in maintenance revenue and a 6% increase in license and other revenue. Our maintenance revenue relates to a program known by our user community as the Subscription Program. Net revenue for our 3D model-based design products and 2D products increased 26% and 6%, respectively, during the three months ended October 31, 2008 as compared to the same period in the prior fiscal year. A critical component of our growth strategy is to continue to add new 2D horizontal users, while migrating our customers to our higher value 2D vertical and 3D model-based design products. We experienced growth in net revenue in Europe, Middle East, Africa (“EMEA”) and Asia Pacific (“APAC”) during the quarter ended October 31, 2008. This growth was partially offset by a decrease in net revenue in the Americas during the quarter ended October 31, 2008.

Net revenue for the nine months ended October 31, 2008 increased 16% as compared to the same period in the prior fiscal year due to a 33% increase in maintenance revenue and a 10% increase in license and other revenue. Net revenue for our 3D model-based design products and 2D products increased 33% and 10%, respectively, during the nine months ended October 31, 2008 as compared to the same period in the prior fiscal year. We experienced growth in net revenue in EMEA, APAC, and to a lesser extent the Americas, during the nine months ended October 31, 2008.

Our total operating margin increased from 20% during the three months ended October 31, 2007, to 23% during the three months ended October 31, 2008, due primarily to a decrease in our backlog which increased revenue, a reduction in our fiscal 2009 employee bonus accrual, a reduction in stock-based compensation expense and an improvement in our gross margin on license and other revenue. Our operating margin increased from 20% during the nine months ended October 31, 2007 to 21% during the nine months ended October 31, 2007. The reduction in the employee bonus accrual was a one-time event, which had the effect of increasing our third quarter operating margin.

We will continue to invest in opportunities that we believe will drive long-term growth and productivity. However, due to the current economic environment we anticipate a year over year decrease in revenue and lower operating margins in the fourth quarter of fiscal 2009 as compared to the same period of the prior fiscal year. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. For the remainder of fiscal 2009, we expect total costs and expenses to increase in absolute dollars compared to comparable periods in the prior fiscal year, and increase as a percentage of net revenue. We will be looking closely at our cost structure to find ways that we can reduce our operating expenses to improve our operating margin while allowing continued investment in growth and productivity initiatives. In addition, we may take necessary actions in the fourth fiscal quarter of 2009, or in subsequent quarters, to reduce our cost structure that would result in material restructuring charges or other non-recurring charges that would have the effect of reducing our operating margins and net income for the period. We will continue to balance investments in revenue growth and cost reduction opportunities with our focus on maintaining and increasing profitability.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 14% of our consolidated net revenue for the three months ended October 31, 2008 and 2007, and 15% and 14% of our consolidated net revenue for the nine months ended October 31, 2008 and 2007, respectively.

We finished the quarter ended October 31, 2008 with $941.5 million in cash and marketable securities of which $8.3 million was classified as long-term. The decrease from the $957.7 million balance in cash and marketable securities at January 31, 2008 is principally the result of cash used for business acquisitions and the repurchase of our common stock during the nine months ended October 31, 2008. These decreases to cash and marketable securities were partially offset by cash generated from operations and cash assumed in acquisitions, primarily Moldflow. We repurchased 8.0 million shares of our common stock at an average repurchase price of $32.06 per share in the nine months ended October 31, 2008, but none in the three months ended October 31,

2008. Comparatively, during the nine months ended October 31, 2007, we repurchased 10.1 million shares of our common stock at an average repurchase price of $46.06 per share. We completed the quarter ended October 31, 2008 with a lower deferred revenue balance and a lower accounts receivable balance as compared to the quarter ended January 31, 2008. Our deferred revenue balance at October 31, 2008 included $432.7 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenue

	Three months ended October 31, 2008	Increase (decrease) compared to prior		Three months ended October 31, 2007	Nine months ended October 31, 2008	Increase compared to prior period		Nine months ended October 31, 2007
		$	%			$	%
	(in millions)				(in millions)
Net Revenue:
License and other	$417.7	$21.9	6%	$395.8	$1,290.1	$117.5	10%	$1,172.6
Maintenance	189.4	46.8	33%	142.6	535.3	135.1	34%	400.2

	$607.1	$68.7	13%	$538.4	$1,825.4	$252.6	16%	$1,572.8

Net Revenue by Geographic Area:
Americas	$216.5	$(1.1)	-1%	$217.6	$610.5	$13.3	2%	$597.2
Europe, Middle East and Africa	258.0	55.1	27%	202.9	784.2	170.4	28%	613.8
Asia Pacific	132.6	14.7	12%	117.9	430.7	68.9	19%	361.8

	$607.1	$68.7	13%	$538.4	$1,825.4	$252.6	16%	$1,572.8

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business and Other	$269.2	$27.7	11%	$241.5	$816.9	$82.8	11%	$734.1
Architecture, Engineering and Construction	134.2	10.3	8%	123.9	407.0	64.1	19%	342.9
Manufacturing Solutions	123.8	22.1	22%	101.7	373.6	78.4	27%	295.2
Media and Entertainment	73.0	6.2	9%	66.8	209.5	21.8	12%	187.7
Other	6.9	2.4	53%	4.5	18.4	5.5	43%	12.9

	$607.1	$68.7	13%	$538.4	$1,825.4	$252.6	16%	$1,572.8

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sales of new seats, revenue from the Autodesk Upgrade Program and revenue from the Autodesk Crossgrade Program. Other revenue consists of revenue from consulting and training services, revenue from the Autodesk Developers Network, Autodesk Collaborative Solution hosting revenue, Autodesk’s Location Services business revenue and revenue from Advanced Systems product support.

Total license and other revenue increased 6% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year. This growth was primarily due to the 7% increase in commercial new seat revenue from our 3D model-based design products and 2D products during the three months ended October 31, 2008. During the three months ended October 31, 2008, approximately 12 points of the 7% increase was due to higher average net revenue per seat, offset by approximately 5 points due to decreases in the number of seats sold. During this quarter there was less correlation between revenue growth and seat growth due to changes in our mix of geographies and products, currency exchange rates, and average selling prices, and we expect this trend to continue. As a percentage of total net revenue, license and other revenue was 69% and 74% for the three months ended October 31, 2008 and 2007, respectively.

Total license and other revenue increased 10% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year. This growth was primarily due to the 13% increase in commercial new seat revenue from our 3D model-based design products and 2D products during the nine months ended October 31, 2008. These increases were largely driven by the release of our 2009 family of products. During the nine months ended October 31, 2008, approximately 17 points of the 13% increase was due to higher average net revenue per seat, offset by approximately 4 points due to decreases in the number of seats sold. During the nine months ended October 31, 2008 there was less correlation between revenue growth and seat growth due to changes in our mix of geographies and products, currency exchange rates, and average selling prices, and we expect this trend to continue. As a percentage of total net revenue, license and other revenue was 71% for the nine months ended October 31, 2008 and 75% for the nine months ended October 31, 2007.

Offsetting the increase in license and other revenue during the three months ended October 31, 2008 was the 4% decrease in upgrade revenue, which includes crossgrade revenue. The decrease in upgrade revenue was driven primarily by the relatively smaller size of the upgradeable base of our AutoCAD-based products as compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year, due to more customers on our maintenance program. Upgrade revenue was approximately the same during the nine months ended October 31, 2008 as compared to the same period of the prior fiscal year. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other,” represented less than 4% of net revenue for all periods presented. We expect license and other revenue to decrease in absolute dollars during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.

Maintenance Revenue

Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods. Maintenance revenue increased 31% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year. Approximately 27 points of the 31% increase was due to increases in program enrollment and approximately 4 points of the increase was due to higher net revenue per maintenance seat for the three months ended October 31, 2008 as compared to the same period of the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 31% and 26% for the three months ended October 31, 2008 and 2007, respectively.

Maintenance revenue increased 33% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year. Approximately 26 points of the 33% increase was due to increases in program enrollment and approximately 7 points of the increase was due to higher net revenue per maintenance seat for the nine months ended October 31, 2008 as compared to the same period of the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 29% and 25% for the nine months ended October 31, 2008 and 2007, respectively. Our maintenance program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Total program enrollment at October 31, 2008 consisted of nearly 1.7 million users. Although we continue to expect year over year growth in maintenance revenue in the fourth fiscal quarter of 2009, we expect that maintenance revenue will be negatively affected by a slowing economy.

Aggregate backlog at October 31, 2008 and January 31, 2008 was $505.4 million and $521.5 million, respectively, of which $499.4 million and $506.1 million, respectively, represented deferred revenue and $6.0 million and $15.4 million, respectively, related to current software license product orders that had not yet shipped at the end of each respective period. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from Autodesk Buzzsaw and Autodesk Constructware services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period. We reduced aggregate backlog significantly during the quarter ended October 31, 2008. Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $22.8 million during the third fiscal quarter, from $28.8 million at July 31, 2008 to $6.0 million at October 31, 2008. This backlog decrease had the effect of increasing revenue in the third quarter of fiscal 2009.

Net Revenue by Geographic Area

Net revenue in the Americas region decreased by 1% during the three months ended October 31, 2008, as compared to the same period in the prior fiscal year, primarily due to a 34% decrease in upgrade revenue and an 8% decrease in revenue from new seats in the Americas. These decreases were partially offset by a 19% increase in maintenance revenue. Net revenue in the Americas region increased by 2% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to an 18% increase in maintenance revenue. This increase was partially offset by an 8% decrease in revenue from new seats in the Americas and a 13% decrease in upgrade revenue. Growth in the Americas continues to be affected by a slowing economy that impacted growth rates for all of our products in the three and nine months ended October 31, 2008.

Net revenue in EMEA increased by 27%, or 20% increase on a constant currency basis, during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year primarily due to a 40% increase in maintenance revenue, a 15% increase in new seat revenue, and a 45% increase in revenue from upgrades. EMEA’s growth during the third fiscal quarter was primarily due to growth in the local emerging economies, as well as in Germany, France, Switzerland, Italy and Belgium. The positive effect of the weaker value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the increase in net revenue in EMEA. Had exchange rates from the three months ended October 31, 2007 been in effect during the three months ended October 31, 2008, translated net revenue in EMEA would have been $14.2 million lower. Net revenue in EMEA increased by 28%, or 15% increase on a constant currency basis, during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 47% increase in maintenance revenue, a 23% increase in new seat revenue, and a 6% increase in revenue from upgrades. EMEA’s growth during the nine months ended October 31, 2008 was primarily due to growth in the local emerging economies, as well as in Germany, France, Italy, Belgium and Sweden. The positive effect of the weaker value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the increase in net revenue in EMEA. Had exchange rates from the nine months ended October 31, 2007 been in effect during the nine months ended October 31, 2008, translated net revenue in EMEA would have been $76.6 million lower.

Net revenue in APAC increased by 12%, or 9% increase on a constant currency basis, during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily from a 35% increase in maintenance revenue and an 8% increase in new seat revenue. These increases were partially offset by a 6% decrease in upgrade revenue. Net revenue growth in APAC during the three months ended October 31, 2008 occurred primarily in Japan and the APAC emerging economies. Had exchange rates from the three months ended October 31, 2007 been in effect during the three months ended October 31, 2008, translated net revenue in APAC would have been $4.1 million lower. Net revenue in APAC increased by 19%, or 12% increase on a constant currency basis, during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily from a 15% increase in new seat revenue, a 39% increase in maintenance revenue and a 14% increase in revenue from upgrades. Net revenue growth in APAC during the nine months ended October 31, 2008 occurred primarily in Japan, the APAC emerging economies, as well as in Australia and South Korea. Had exchange rates from the nine months ended October 31, 2007 been in effect during the nine months ended October 31, 2008, translated net revenue in APAC would have been $23.8 million lower.

We believe that international net revenue will continue to comprise a majority of our total net revenue. Economic weakness in the countries that contribute a significant portion of our net revenue had, and we expect will continue to have, an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. International net revenue represented 71% and 66% of our net revenue for the three months ended October 31, 2008 and 2007, respectively, and 72% and 68% of our net revenue for the nine months ended October 31, 2008 and 2007, respectively. Net revenue from emerging economies grew by 25% between the three months ended October 31, 2007 and the three months ended October 31, 2008, primarily due to revenue from emerging economies in EMEA, the Americas and APAC. Net revenue from emerging economies grew by 34% between the nine months ended October 31, 2007 and the nine months ended October 31, 2008, primarily due to revenue from emerging economies in EMEA, the Americas and APAC. This growth was a significant factor in our international sales growth during the three and nine months ended October 31, 2008.

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

Net revenue for PSEB increased 11% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to an 11% increase in revenue from AutoCAD and a 12% increase in revenue from AutoCAD LT. Net revenue for PSEB increased 11% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 15% increase in revenue from AutoCAD LT and a 7% increase in revenue from AutoCAD.

Net revenue for AEC increased 8% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 23% increase in revenue from Revit. This increase was partially offset by a 21% decrease in revenue from AutoCAD Architecture. Net revenue for AEC increased 19% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 34% increase in revenue from Revit. Also contributing the increases in AEC’s net revenue during the three and nine months ended October 31, 2008 was an increase in revenue from the Autodesk NavisWorks and Autodesk Robot Structural Analysis (Robobat) products.

Net revenue for MSD increased 22% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to an 8% increase in revenue from Autodesk Inventor products. Net revenue for MSD increased 27% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to a 20% increase in revenue from Autodesk Inventor products and a 21% increase in revenue from AutoCAD Mechanical. Also contributing to the increases in MSD’s net revenue for the three and nine months ended October 31, 2008 was revenue from the Autodesk Moldflow products of $12.2 million and $18.8 million for the three and nine months ended October 31, 2008, respectively.

Net revenue for M&E increased 9% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year primarily due to a 16% increase in net revenue from our Animation business line. The increase in Animation revenue was primarily due to a 31% increase in revenue from Autodesk 3ds Max. Net revenue for M&E increased 12% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year primarily due to a 19% increase in net revenue from our Animation business line. The increase in Animation revenue was primarily due to a 39% increase in revenue from Autodesk 3ds Max. Net revenue from Advanced Systems for the three months ended October 31, 2008 was approximately the same as for the same period in the prior fiscal year. Net revenue growth from Advanced Systems for the nine months ended October 31, 2008 was 3%, as compared to the same periods in the prior fiscal year.

Cost of Revenue

(in millions)	Three months ended October 31, 2008	Increase compared to prior period		Three months ended October 31, 2007	Nine months ended October 31, 2008	Increase compared to prior period		Nine months ended October 31, 2007
		$	%			$	%
Cost of revenue:
License and other	$50.3	$0.6	1%	$49.7	$163.5	$13.7	9%	$149.8
Maintenance	2.4	0.5	26%	1.9	6.5	0.2	3%	6.3

	$52.7	$1.1	2%	$51.6	$170.0	$13.9	9%	$156.1

As a percentage of net revenue	9%			10%	9%			10%

Cost of license and other revenue includes direct material and overhead charges, labor costs of fulfilling service contracts and order processing, including stock-based compensation expense for these employees, professional services fees, royalties and amortization of purchased technology. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the Media and Entertainment Segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue increased 1% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year due to the 13% increase in revenue. Cost of license and other revenue increased 9% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year due to the 16% increase in revenue.

Cost of maintenance revenue includes cost of sales associated with our maintenance program. Cost of maintenance revenue remained consistent in both relative dollars and as a percentage of net revenue during both the three and nine months ended October 31, 2008, as compared to the same periods of the prior fiscal year.

Cost of revenue decreased 1% as a percentage of net revenue for both the three and nine months ended October 31, 2008 as compared to the same periods of the prior fiscal year primarily due to the shift toward a higher margin maintenance model, and management initiatives to reduce materials and packaging costs. Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, changing consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the effect of expensing employee stock-based compensation expense. We expect cost of revenue to increase in both absolute dollars and as a percentage of net revenue during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.

Marketing and Sales

(in millions)	Three months ended October 31, 2008	Increase compared to prior period		Three months ended October 31, 2007	Nine months ended October 31, 2008	Increase compared to prior period		Nine months ended October 31, 2007
		$	%			$	%
Marketing and sales	$225.5	$16.6	8%	$208.9	$678.2	$78.1	13%	$600.1
As a percentage of net revenue	37%			39%	37%			38%

Marketing and sales expenses include salaries, benefits, bonuses and stock-based compensation expense for our marketing and sales employees, costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include travel and facility costs for our marketing, sales, dealer training and administrative support personnel, professional fees and services, rent and occupancy, sales and dealer commissions, cost of supplies and equipment, labor costs of sales order processing, and overhead charges.

Marketing and sales expense increased 8% during the three months ended October 31, 2008 as compared to the same period of the prior fiscal year, primarily due to $20.7 million of higher employee-related costs driven by increased marketing and sales headcount. Marketing and sales expense increased 13% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to $68.5 million of higher employee-related costs driven by increased marketing and sales headcount. We expect to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support, but at a slower pace. We expect marketing and sales expenses to decrease in absolute dollars, but increase as a percentage of net revenue during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 primarily due to decreased commissions on lower net revenue.

Research and Development

(in millions)	Three months ended October 31, 2008	Increase compared to prior period		Three months ended October 31, 2007	Nine months ended October 31, 2008	Increase compared to prior period		Nine months ended October 31, 2007
		$	%			$	%
Research and development	$135.2	$12.0	10%	$123.2	$432.1	$79.2	22%	$352.9
As a percentage of net revenue	22%			23%	24%			22%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees, rent and occupancy, professional services such as fees paid to software development firms and independent contractors, and purchase in-process research and development expense, expense of traveling, entertainment and training, cost of supplies and equipment and other overhead charges

Research and development expenses increased 10% during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to an increase in employee related costs of $14.5 million driven by increased research and development headcount. This increase was offset by a $5.4 million decrease in stock-based compensation expense for our research and development employees. Research and development expenses increased 22% during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, primarily due to an increase in employee related costs of $58.3 million driven by increased headcount and the $15.7 million increase in in-process research and development expense from acquisitions during the nine month period ended October 31, 2008.

Overall, we have increased our investment in research and development in the three and nine month periods ended October 31, 2008 as compared to the same periods of the prior fiscal year to create new products and new versions of existing products, broader interoperability, accelerated localization efforts and improvements in visualization, simulation and analysis. We expect research and development expense to increase in both absolute dollars and as a percentage of net revenue during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, as we continue to invest in product development and continue to acquire new technology.

General and Administrative

(in millions)	Three months ended October 31, 2008	Increase compared to prior period		Three months ended October 31, 2007	Nine months ended October 31, 2008	Increase compared to prior period		Nine months ended October 31, 2007
		$	%			$	%
General and administrative	$54.1	$5.0	10%	$49.1	$166.8	$24.6	17%	$142.2
As a percentage of net revenue	9%			9%	9%			9%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services and amortization expense of customer relationships and trademarks acquired, expense of communication, travel and entertainment expense and cost of supplies and equipment.

The 10% increase in general and administrative expenses during the three months ended October 31, 2008, as compared to the same period of the prior fiscal year, was primarily due to the $4.9 million increase in amortization of acquired intangible assets due to acquisitions during the current and prior quarters and an increase in employee related costs of $3.8 million due to increased general and administrative headcount. The 17% increase in general and administrative expenses during the nine months ended October 31, 2008, as compared to the same period of the prior fiscal year, was primarily due to an increase in employee related costs of $18.0 million due to increased general and administrative headcount and the $10.3 million increase in amortization of acquired intangible assets due to acquisitions during the current and prior quarters. We expect that general and administrative expenses will increase in both absolute dollars and as a percentage of net revenue during the fourth quarter of fiscal 2009 as compared to the same period of fiscal 2008.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three months ended October 31,		Nine months ended October 31,
(in millions)	2008	2007	2008	2007
Interest and investment income, net	$2.8	$7.1	$13.2	$24.7
Loss on cost method investment	—	—	—	(5.0)
Investment impairment	(2.0)	(4.0)	(2.0)	(4.0)
Gain (loss) on foreign currency transactions	(3.9)	1.1	(2.4)	1.3
Loss from unconsolidated subsidiary	—	(0.7)	—	(2.5)
Other income (expense)	(0.3)	0.9	1.1	3.1

	$(3.4)	$4.4	$9.9	$17.6

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decreases in interest and investment income, net, during the three and nine months ended October 31, 2008, as compared to the same periods in the prior fiscal year, are primarily due to lower cash balances and lower interest rate yields. Also contributing to the decrease in interest and other income (expense), net, was the loss on foreign currency transactions and the loss on investment impairment during the three and nine months ended October 31, 2008.

Provision for Income Taxes

Our effective tax rate was 23% and 26% during the three and nine months ended October 31, 2008, respectively, compared to 23% in the respective periods of the prior fiscal year. Our effective tax rate increased 3% during the nine months ended October 31, 2008, respectively, as compared to the same period in the prior fiscal year primarily due to non-deductible Moldflow in-process research and development costs and lower stock option benefits. The effective tax rates for the three and nine month periods ended October 31, 2008 are less than the Federal statutory tax rate of 35% primarily due to lower-taxed foreign income and state research tax credits offset by the impact of SFAS 123R and non-deductible in-process research and development expense.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, SFAS 123R, FIN 48, the U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, and changes in tax law.

At October 31, 2008, we had net deferred tax assets of $91.3 million. We believe that sufficient income will be earned in the future to realize these assets.

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

As a result of recent volatile conditions in global capital markets, including the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman Brothers”), general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the U.S. government. At October 31, 2008, our principal sources of liquidity were cash, cash equivalents and short-term marketable securities totaling $933.2 million, net accounts receivable of $291.4 million and $3.9 million of outstanding draws on our lines of credit. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict liens, certain types of additional debt and dispositions of assets if we fail to maintain their financial covenants. The lines of credit are available for working capital or other business needs. We drew on the U.S. line of credit during the nine months ended October 31, 2008 because of a temporary difference between cash needs and cash availability in the U.S. During the nine months ended October 31, 2008, we principally used the facility to fund the repurchase of 8.0 million shares of Autodesk common stock and for the acquisition of Moldflow. At October 31, 2008, we had no borrowings outstanding on the U.S. line of credit. We drew on the China line of credit during the nine months ended October 31, 2008 due to a temporary difference between cash needs and cash availability in China. As of October 31, 2008, we had $3.9 million outstanding on the China line of credit. The U.S. facility expires in August 2012 and the China facility expires in March 2009.

Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”), and a significant portion of our cash and cash equivalents was held by Citibank at October 31, 2008. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit. Recently, Citibank, like many financial institutions, has obtained government assistance. Subsequent to the end of our quarter ended October 31, 2008, we diversified our cash concentration by transferring a portion of our cash balance to other global financial institutions.

At October 31, 2008, our short-term investment portfolio consisted of term deposits, money market funds and mutual funds with an estimated fair value of $136.8 million, and a cost basis of $138.8 million. Of this amount, $22.8 million was invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 8, “Deferred Compensation” in the Notes to Condensed Consolidated Financial Statements for further discussion), and $9.6 million was invested in bank term deposits with original maturities greater than 90 days and less than one year. The remaining $104.4 million was invested in two money market funds: $98.3 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $6.1 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, the “Reserve Funds”). In mid-September, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. Accordingly, we recorded $2.0 million other-than-temporary impairment during the three months ended October 31, 2008. The impairment expense was recorded in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Income.

The timing of redemptions from the Reserve Funds currently is undetermined. The SEC is overseeing the administration, accounting and payout of the U.S.-based Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so. However, we believe that the distributions for the Reserve Funds will occur within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” in the Condensed Consolidated Balance Sheets as of October 31, 2008. This re-designation is included in “Purchases of available-for-sale marketable securities” in the investing activities section of the Condensed Consolidated Statements of Cash Flows. On November 21, 2008, the Primary Fund announced a distribution to be made on or about December 5, 2008. We estimate that our share of this distribution will be approximately $3.6 million.

At October 31, 2008, we owned two auction rate securities with an estimated fair value of $8.3 million and a cost basis of $9.0 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. In addition, these auction rate securities, which were previously AAA-rated, were downgraded to AA- and A+ during the nine months ended October 31, 2008. Under the contractual terms of these investments, because the auctions have failed to settle, and due to the downgrade of the securities ratings, the interest rate on these investments earn interest at the Libor rate plus 200 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal unless a future auction on these investments is successful. Currently, we believe these investments are temporarily impaired; however, it is not clear when they will be settled. Based on our expected operating cash flows and our ability to access our cash, other short-term investments, and other sources of cash, we have the intention and ability to hold the securities until the value recovers or to maturity. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities.” We will continue to evaluate our accounting for these investments on a quarterly basis. See Note 4, “Financial Instruments,” for further discussion of our financial instruments.

Net cash provided by operating activities of $507.2 million for the nine months ended October 31, 2008 was primarily comprised of net income and the net effect of non-cash expenses. The primary working capital sources of cash were increases in net income, decreases in accounts receivable and increases in income taxes payable. The decrease in accounts receivable relates primarily to seasonality in our maintenance contract renewals. A larger portion of our install base renews their maintenance contracts in the fourth quarter rather than in the third quarter of our fiscal year. This drives higher maintenance billings and higher accounts receivable balances at the end of the fourth quarter of our fiscal year. Our days sales outstanding in trade receivables was 44 days at October 31, 2008. The increase in income taxes payable is primarily due to the higher income tax provision related to the increased pre-tax income for the nine months ended October 31, 2008. The primary working capital use of cash was for purchases of marketable securities and reductions of accrued expenses primarily related to our fiscal 2009 employee bonus accrual. Marketable securities increased due to the reclassification of cash equivalents to marketable securities from the Reserve Funds due to their illiquidity. Accrued expenses decreased primarily due to payments on the Employee Stock Purchase Plan and various tax payments.

As of October 31, 2008, other than the draws and repayments on the lines of credit discussed above, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; and stock repurchases. In addition, $22.8 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at October 31, 2008. See Note 8, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. During the quarter ended October 31, 2008, we changed our practice regarding foreign currency instruments. Historically, we hedged only current quarter revenue and expenses, but during the quarter ended October 31, 2008, we began using foreign currency instruments to hedge future quarters’ revenue and expenses. Our foreign currency instruments, by practice, currently have maturities of less than three months and settle before the end of each quarterly period. The principal currencies hedged during the nine months ended October 31, 2008 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 20.0 million shares. The purpose of the stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. There were no repurchases of our common stock during the three months ended October 31, 2008. At October 31, 2008, 16.1 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 14, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of October 31, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Global economic conditions have deteriorated during our most recent fiscal quarter that ended on October 31, 2008. This has led to our customers deferring purchases in response to tighter credit and negative financial news. These factors have negatively impacted our business.

Our primary commercial banking relationship is with Citibank, and a significant portion of our cash and cash equivalents was held by Citibank at October 31, 2008. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit. Recently, Citibank, like many financial institutions, has obtained government assistance. Subsequent to the end of our third fiscal quarter, we diversified our cash concentration by transferring a portion of our cash balance to other global financial institutions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The deteriorating global economic conditions may further affect our net revenue and harm our business.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters, particularly during our most recent fiscal quarter that ended on October 31, 2008. This has led to our customers deferring purchases in response to tighter credit and negative financial news. These factors have negatively impacted our business. If global economic conditions continue to deteriorate, or our customers continue to perceive uncertainty in global economic conditions, many of our customers may further delay or reduce their technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, continued weakness in the end-user market could further negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. This negative effect on cash flow could also cause us to take an impairment charge on some of our long-term assets.

We are taking actions to in an attempt to stimulate demand and align our cost structure. In taking these actions, we are attempting to balance the cost of such initiatives against the longer term benefit of such initiatives. In any case, we will incur additional costs in the short term that may have the effect of reducing our operating margins. If we do not achieve the proper balance of these initiatives, we may not increase demand as anticipated nor realize the full benefits of our cost saving initiatives.

Any of these events would likely further harm our business, results of operations and financial condition.

The recent global credit and banking crisis could negatively affect our business, results of operations, and financial condition.

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Our business could be particularly impacted from this global credit and banking crisis by: the insolvency of key channel partners impairing our distribution channels; counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves; and increased expense or inability to obtain short-term financing if banks providing our line of credit are unable to lend us money when it is needed for our operations.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because we conduct a substantial portion of our business outside the U.S. and we make certain business and resource decisions based on assumptions about foreign currency, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and economic conditions change, and they could have a material adverse impact on our financial results and cash flows.

We use derivative instruments to manage a portion of our earnings exposure and cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency forward and option contracts to manage a portion of our exposures of underlying assets, liabilities and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities of less than three months and provide us with some protection against currency exposures.

Over our past several quarters, we have benefited from the U.S. dollar’s weakness against other currencies, since such depreciation has increased the revenue we report. Significant appreciation of the U.S. dollar against foreign currencies may adversely impact our future net revenue. For example, during the three months that ended on October 31, 2008, the U.S. dollar strengthened as compared to other currencies, negatively impacting our revenue. If the U.S. dollar continues to strengthen, our future net revenue could be further harmed.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses or becomes financial unstable or insolvent, our ability to generate revenue will be adversely affected.

We sell our software products both directly to customers and through a network of distributors and resellers. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized and have previously experienced difficulties during times of economic contraction and may do so in the future. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them, if their financial condition were to deteriorate we may take steps to support them such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales would negatively impact our business and revenue. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% and 15% of our consolidated net revenue for the three and nine months ended October 31, 2008, respectively, and 14% of our consolidated net revenue for fiscal 2008. Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers, which could have a material adverse effect on our results of operations in a given period.

Our investment portfolio is composed of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility and other economic factors. If general economic conditions continue to create a decline in interest rates, deterioration in the credit rating of our investments, or illiquidity in the financial marketplace, we may continue to experience a decline in interest income, an inability to sell our investments, or impairment in the value of our investments.

It is our policy to invest our cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit ratings and limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments (including our cash, cash equivalents and marketable securities) and our ability to sell them. In the U.S., for example, if the Federal Reserve lowers interest rates, the yields on our portfolio securities may decline. Any one of these factors could reduce our interest income, which in turn could impact our overall net income and earnings per share.

For example, at October 31, 2008, we had $100.1 million invested in The Reserve International Liquidity Fund and $6.3 million invested in The Reserve Primary Fund (collectively, the “Reserve Funds”). The fair value of our investment in the Reserve Funds was $104.4 million. In mid-September, the net asset value of the Reserve Funds decreased below $1 per share as a result of the Reserve Fund’s revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy on September 15, 2008. Accordingly, for the three months ended October 31, 2008, we recorded a $2.0 million other-than-temporary impairment to recognize the estimated loss in these investments. In addition, at October 31, 2008, we had auction rate securities with an estimated fair value of $8.3 million ($9.0 million cost basis) included in non-current “Marketable securities” due to their lack of liquidity. These AA- and A+ rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle at monthly auctions since August 2007. Although we have determined that these securities are temporarily impaired, we may in the future be required to adjust the carrying value of the investment through an impairment charge.

A further description of our capital resources can be found in the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our efforts to develop and introduce new product and service offerings expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our vertical design products and our digital prototyping and collaboration products. In addition, we are introducing new business models that require a considerable investment of technical and financial resources. We are making such investments through further development and enhancement of our existing products, as well as through acquisitions of new product lines and enhancements to our existing product lines. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to convert our customers of our AutoCAD and AutoCAD LT products to related 2D vertical industry products and to our 3D model-based design products such as our Autodesk Inventor products, our Revit products, our AutoCAD Civil 3D products and our Autodesk NavisWorks products. Should sales of our AutoCAD and AutoCAD LT products decrease without a corresponding increase in 2D vertical and 3D model-based design product revenue or without conversion of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our net revenue, earnings or key performance metrics; changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures and litigation; and general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance, like the current credit issues affecting the economy or the operating performance of our competitors. For example, the recent uncertainty related to deteriorating global economic conditions has negatively impacted the market price of our common stock.

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

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. For example, in the second quarter of fiscal 2009, we acquired Moldflow Corporation. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the diversion of management’s time and attention. In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges could negatively impact results of operations for a given period, or cause quarter to quarter variability in our operating results or negatively impact our operating results for several future periods.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenue and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include general global economic conditions, the timing of the introduction of new products by us or our competitors, slowing of momentum in upgrade or maintenance revenue, stock-based compensation expense, fluctuations in foreign currency exchange rates, the financial and business condition of our reseller and distribution channels, failure to achieve anticipated levels of customer acceptance of key new applications, failure to follow sales policies, unexpected costs or other operating expenses, changes in product pricing or product mix, platform changes, failure to convert our AutoCAD and AutoCAD LT products customer base to related 2D vertical industry and 3D model-based design products, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, failure to accurately predict the impact of acquired businesses, failure to successfully or fully integrate acquired businesses and technologies, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large Advanced Systems sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to achieve sufficient sell-through in our channels for new or existing products, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, and unanticipated impact of accounting for technology acquisitions.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during our third quarter are usually affected by a slow summer period, and the Asia Pacific operations typically experience seasonal slowing in our third and fourth quarters.

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

We anticipate that international operations will continue to account for a significant portion of our net revenue, and as we expand our international development expertise, will provide significant support to our overall development efforts. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements, practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, possible future limitations upon foreign owned businesses, and greater difficulty in protecting intellectual property.

Our international results will also continue to be impacted by general economic and political conditions in foreign markets generally, including conditions in foreign markets resulting from economic and political conditions in the U.S. These factors have recently adversely impacted and may in the future continue to adversely impact our future international operations and consequently our business as a whole.

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

We are currently defending two lawsuits that have been filed against us and our current officers and certain of our current and former directors and officers relating to our historical stock option practices and related accounting. See Note 13, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for a more detailed description of these proceedings. The ultimate outcomes of these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

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

Our success depends largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Competition for these personnel is intense; for example, we are currently working to recruit a new chief financial officer. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in the fiscal 2008 Form 10-K, that our internal control over financial reporting was effective as of January 31, 2008, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

We regularly invest resources to update and improve our internal information technology systems. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems disrupt our operations, our business could be harmed.

We rely on our network and data center infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. We are continually investing resources to update and improve these systems and environments in order to meet the growing requirements of our business and customers. Such improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of revenue or damage to our reputation.

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

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. Our partnering strategy creates a dependency on such independent developers. Independent developers, including those who currently develop products for us in the U.S. and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-US jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended October 31, 2008.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1	*	Autodesk, Inc. 2005 Non-Qualified Deferred Compensation Plan, as amended and restated effective as of January 1, 2008, as further amended and restated effective as of December 31, 2008

Exhibit 31		Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 4, 2008

AUTODESK, INC.
(Registrant)

/s/ CARL BASS
Carl Bass
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)