Form 10-K
period 2009-01-31
AUTODESK INC
filed 2009-03-20
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of July 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 145.3 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2008) was approximately $4.6 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2009, registrant had outstanding approximately 226.4 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held June 11, 2009 (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended January 31, 2009.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION

The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies, anticipated future operating results, including net revenue, operating margins, product backlog, upgrade, crossgrade and maintenance revenue, the impact of the current economic downturn on our customers, channel sales partners and net revenue, the effect of fluctuations in exchange rates on net revenue and expenses, our business and investment strategies, the impact of acquisitions, our anticipated tax rate, reductions in our workforce and the consolidation of certain leased facilities, our long-term cash requirements, the protection of our intellectual property rights and our ability to attract and retain highly skilled employees. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, and short-term and long-term cash requirements, our ability to timely access our assets, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities Exchange Commission. We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

Autodesk is a leader in 2D and 3D design and engineering software and services. We offer products and solutions to customers in the architectural, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets. Worldwide business trends such as globalization, sustainability, investment in infrastructure, and the increasing desire to keep data digital, are creating pressure on our customers to improve innovation while enhancing productivity. Our state-of-the-art software products enable customers to fully experience their ideas digitally by helping them to visualize and simulate real-world performance early in the design process through digital prototyping. These capabilities give our customers the flexibility to optimize and improve their designs before they actually begin the building process, helping save time and money, improving quality and fostering innovation for competitive advantage. Our broad-based 2D horizontal design solutions, AutoCAD and AutoCAD LT software, are two of the most widely used general design software tools in the world. In addition, we offer a range of 2D and 3D discipline-specific design and documentation tools. In order to capitalize on these trends and capabilities, we are focused on making technology available to mainstream markets and maintaining a large global community of distributors and resellers, third-party developers, customers and well-trained users.

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products enable our customers to improve their design innovation and productivity capabilities. They are designed to be easy to learn and use, and provide customers with a low cost of deployment, low total cost of ownership and rapid return on investment. In addition, our software architectures allow for extensibility and integration with other products.

We have created a large global community of distributors and resellers, third-party developers, and end-users. These relationships provide us with a broad reach into volume markets. Our extensive distributor and reseller network provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost-efficient training services. We have a significant number of registered third-party developers, creating products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available from both educational institutions and the existing workforce, reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

Segments

We are organized into four reportable operating segments: Platform Solutions and Emerging Business and Other (“PSEB”), which accounted for 44% of our net revenue in fiscal 2009, Architecture, Engineering and Construction (“AEC”) which accounted for 23% of our net revenue in fiscal 2009, Manufacturing Solutions (“MSD”), which accounted for 21% of our net revenue in fiscal 2009, and Media and Entertainment (“M&E”), which accounted for 11% of our net revenue in fiscal 2009. A summary of our condensed net revenue and results of operations for our business segments is found in Note 11, “Segments,” in the Notes to our Consolidated Financial Statements.

The PSEB, AEC and MSD segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. The principal products licensed by these segments include the following:

•	our general design products, including AutoCAD and AutoCAD LT (2D horizontal products), which accounted for 36% of our net revenue in fiscal 2009,

•	our discipline-specific products, including AutoCAD-based products (2D vertical products), which accounted for 15% of our net revenue in fiscal 2009 and

•

our 3D model-based design and documentation products, including Autodesk Inventor products, Autodesk Revit products, AutoCAD Civil 3D and Autodesk Navisworks products, which accounted for 27% of our net revenue in fiscal 2009.

In addition to software, the PSEB, AEC and MSD segments offer a range of services including consulting, support and training, largely dedicated to enhancing our ability to sell licenses to our software products.

The M&E segment is comprised of two product groups: Animation (including design visualization) and Advanced Systems. Our animation products provide advanced tools for 3D modeling, animation, rendering, and design visualization and visual effects. Our Advanced Systems products provide color grading, editing, finishing and visual effects, media mastering and encoding technology, and increase the productivity of creative professionals. The M&E segment derives revenue from the sale of products and licenses to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming. In addition, the animation products (Autodesk 3ds Max and Autodesk Maya) are often used by customers of our other segments.

Beginning in fiscal 2010, we reorganized our business to better align with our customers and accelerate product innovation. As part of this change there will be some product movement between business segments. Because the reorganization was not effective until the beginning of fiscal 2010, we present segment information in this Form 10-K as it was organized during fiscal 2009.

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

PRODUCTS

The principal product offerings from Autodesk’s different segments are as follows:

PSEB

PSEB accounted for 44% of overall net revenue in fiscal 2009. PSEB, consisting of our core platform, AutoCAD, underpins our design offerings for customers’ industries we serve. The segment’s revenue primarily includes revenue from sales of licenses of our 2D horizontal products, AutoCAD and AutoCAD LT, as well as our 2D industry-specific product and AutoCAD Map 3D. The segment’s principal product offerings included the following during fiscal 2009:

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

AEC

AEC accounted for 23% of overall net revenue in fiscal 2009. Autodesk’s AEC solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, construction and management, supporting information and management needs across the project lifecycle. The segment’s solutions include the most advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity, and collaborative project management. BIM, a paradigm for building and civil engineering design, documentation and construction, enables users to exchange and analyze complex design and construction information in digital form, and through its use enables users to design more environmentally sustainable or “green” projects through analysis of land use, drainage patterns, materials, quantities, energy use, and lighting in a digital model. The segment’s principal product offerings included the following during fiscal 2009:

• Autodesk Revit Products

Purpose-built for BIM, the Autodesk Revit products collect information about a building project and coordinate this information across all other representations of the project so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent and complete information from the same underlying building database. The Autodesk Revit products, including AutoCAD Revit Architecture Suite, AutoCAD Revit MEP Suite and AutoCAD Revit Structure Suite, provide an intuitive state-of-the-art model-based design and documentation system for architects; mechanical, electrical and plumbing (MEP) engineers; structural engineers; design-build teams; and other design and building industry professionals.

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

MSD

MSD accounted for 21% of overall net revenue in fiscal 2009. The segment provides the manufacturing industry with comprehensive design, data management and digital prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in a simple 2D or 3D environment, and manage designs from the conceptual design phase through the manufacturing phase. The segment’s principal product offerings included the following during fiscal 2009:

• Autodesk Inventor Products

Autodesk Inventor products, including Autodesk Inventor Suite and Autodesk Inventor Professional products, account for a majority of MSD’s revenue. The Autodesk Inventor products deliver software for 2D drawing and detailing, Inventor software, and data management software in one solution. Inventor software is a 3D mechanical design creation tool that provides users a 3D assembly-centric solid modeling system and 2D drawing production system together with digital prototyping functionality. Customers who purchase Autodesk Inventor Professional products have access to a comprehensive, integrated design solution that combines Inventor software, AutoCAD Mechanical, data management, stress analysis and dynamic simulation.

• AutoCAD Mechanical

AutoCAD Mechanical software offers purpose-built 2D mechanical design and engineering tools that are seamlessly compatible with all AutoCAD-based applications. AutoCAD Mechanical accelerates the mechanical design process by providing standards-based libraries of parts and tools for automating design tasks.

• Moldflow

In June 2008, Autodesk acquired Moldflow Corporation (“Moldflow”). Moldflow software solutions are used for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added simulation and optimization capabilities to Autodesk’s digital prototyping solution portfolio.

M&E

M&E accounted for 11% of overall net revenue in fiscal 2009. M&E is comprised of two product groups: Animation, including design visualization, and Advanced Systems. Animation products provide advanced tools for 3D modeling, animation, rendering solutions, and design visualization and visual effects production. Advanced Systems products provide color grading, editing, finishing and visual effects, media mastering and encoding technology and increase the productivity of creative professionals. Principal product offerings in the M&E segment’s Animation and Advanced Systems product groups included the following during fiscal 2009:

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

Advanced Systems

• Autodesk Flame, Autodesk Inferno, Autodesk Flint, Autodesk Smoke and Autodesk Fire

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

PRODUCT DEVELOPMENT AND INTRODUCTION

We continue to enhance our product offerings and develop new products to meet changing customer demands. Research and development expenditures were $576.1 million or 25% of fiscal 2009 net revenue, $490.5 million or 23% of fiscal 2008 net revenue and $410.6 million or 22% of fiscal 2007 net revenue. Our software is primarily developed internally; however, we do contract services from software development firms, consultants and independent contractors to supplement our development efforts. Additionally, we acquire products or technology developed by others by purchasing or licensing some or all of the assets or stock of the entity that owns rights to the products or technology.

The majority of our basic research and product development is performed in the United States, China, Singapore and Canada. Translation and localization of our products is performed in a number of local markets, principally in Singapore and Switzerland. We generally localize and translate our products into German, French, Italian, Spanish, Russian, Japanese, Korean and simplified and traditional Chinese.

We employ experienced software developers. We also use independent firms and contractors to perform some of our product development activities. We plan to continue to manage significant product development operations internationally over the next several years. We believe that our ability to conduct research and development at various locations throughout the world allows us to optimize product development, lower costs, and integrate local market knowledge into our development activities. We continually assess the significant costs and challenges, including intellectual property protection, against the benefits of our international development activities.

In addition, our business strategy has historically depended in part on our relationships with a network of over 3,400 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.

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

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,700 resellers and distributors worldwide. For fiscal 2009, approximately 86% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategy. Sales through one distributor, Tech Data Corporation and its affiliates, accounted for 14%, 14% and 12% of our net revenue for fiscal 2009, 2008 and 2007, respectively. No other distributor or reseller accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific, and are supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2009 net revenue in the Americas, EMEA and Asia Pacific regions was $782.3 million, $1,003.4 million and $529.5 million, respectively.

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

In addition to sales of new software licenses, we generate revenue through our maintenance program and upgrade program. These programs are available for a majority of our products and offer our customers two alternative means of migrating to the most recent version of our products.

Under the maintenance program, known by our user community as the Autodesk Subscription Program, customers who own a perpetual use license for the most recent version of the underlying product are able to purchase maintenance that provides them with unspecified upgrades when-and-if-available and are able to download e-Learning courses and receive online support over a one year or multi-year maintenance service period. Revenue from our maintenance program is reported separately on our Consolidated Statements of Income and is referred to throughout this document as maintenance revenue.

The Autodesk upgrade program allows customers who are not on the maintenance program to purchase upgrades, but only to the extent that they are still on an Autodesk-supported version of the product. Typically, the cost to upgrade is based on a multiple of the number of versions the customer is upgrading. An existing customer also has the option to upgrade, for a premium fee, to a different, industry-specific or 3D product, which generally has a higher price; we refer to this as a crossgrade. The cost of a crossgrade is substantially less than the cost of purchasing a new license and is available to maintenance customers as well. Revenue from our upgrade and crossgrade programs is reported on our Consolidated Statements of Income in “License and other.” Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. Computer software resellers and distributors are typically not highly capitalized. As a result, they have historically experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. While we have processes to ensure that we assess the creditworthiness of resellers and distributors prior to selling to them, if their financial condition were to deteriorate further they might not be able to make repeat purchases. The loss of, or a significant reduction in, business with any one of our major international distributors or large resellers could harm our business. Our reliance on distributors and resellers subjects us to other risks; see Item 1A, “Risk Factors,” for further discussion.

We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our net revenue. Economic weakness in countries where we generate a significant portion of our net revenue, including the U.S., has had, and could in the future have, an adverse effect on our business. A summary of our financial information by geographic location is found in Note 11, “Segments” in the Notes to Consolidated Financial Statements.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a leveraged support model, augmented by direct programs designed to address certain specific needs. Our customers rely primarily on the resellers and distributors from which they purchased licenses to our products for technical support; however, we do provide certain direct support for some of our customers. We support our resellers and distributors through technical product training, sales training classes, the Internet and telephone. We also provide online support directly to our customers through our maintenance program. There are also a number of user group forums in which customers are able to share information.

EDUCATIONAL PROGRAMS

We offer education programs and specially priced software purchasing options tailored for educational institutions, students, and faculty to train the next generation of users. We also offer classroom support, including standardized curricula developed by educators, instructor development, and a rich assortment of online learning resources. Users trained on our products are broadly available both from educational institutions and the existing workforce, reducing the cost of training for our customers.

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products. Over 3,300 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our aggregate backlog is primarily comprised of deferred revenue. Deferred revenue consists primarily of deferred maintenance revenue from our maintenance program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog also includes current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available license software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period.

Aggregate backlog was $569.5 million at January 31, 2009, of which $552.1 million was deferred revenue and $17.4 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Aggregate backlog was $521.5 million at January 31, 2008, of which $506.1 million was deferred revenue and $15.4 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Deferred revenue increased over the prior year primarily due to an increase in deferred maintenance revenue. We do not believe that aggregate backlog as of any particular date is necessarily indicative of future results.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. We strive to increase our competitive separation by investing in research and development, allowing us to bring new products to market and create exciting new versions of existing products that offer compelling efficiencies for our customers. We also compete through investments in marketing and sales.

Our PSEB, AEC and MSD segments compete with vendors that specialize primarily in one of the three industry segments in which we compete. Our competitors range from large, global, publicly traded companies to small, geographically focused firms. Our primary global competitors in these segments include Adobe Systems Incorporated, Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary SolidWorks Corporation, Environmental Systems Research Institute, Inc. (ESRI), Google Inc., Intergraph Corporation, Nemetschek AG, Parametric Technology Corporation, and Siemens AG PLM software division.

Our M&E segment competes with a wide range of different companies from large global publicly-traded companies to small private entities. Large organizations that produce products that compete in some or all of our markets include Adobe Systems Incorporated, Apple Inc., Avid Technology, Inc., SONY Corporation and Thomson. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger corporations. As a result, some of our competitors also own subsidiaries that are our customers or our partners in developing or bringing to market some of our solutions.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources than we do. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

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

We believe that our future results depend largely upon our abilities to offer new products, whether by internal development or acquisition, and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

INTELLECTUAL PROPERTY AND LICENSES

We maintain an active program to legally protect our investment in technology through intellectual property rights. We protect our intellectual property through a combination of patent, copyright, trademark and trade secret protections, confidentiality procedures and contractual provisions. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe that our intellectual property rights are valuable and important to our business, including each of our segments.

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

PRODUCTION AND SUPPLIERS

Production of our PSEB, AEC, MSD and certain M&E software products involves duplication of the software media and, for certain products, the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include DVDs which are available from multiple sources. For certain of our products, user manuals are made available by request only as we work toward reducing our cost of shipping and production. User manuals and packaging materials are produced to our specifications by outside sources. Production is either performed in leased facilities operated by us or by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2009, we employed approximately 7,800 people. In January 2009, we announced a restructuring plan to reduce annual operating expenses. As part of that plan, we expect to reduce our workforce by approximately 750 employees, representing approximately 10 percent of our global workforce. However, approximately 650 of the total 750 employees impacted by the restructuring plan are considered to be employed as of January 31, 2009 and are included in the total employee count above. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks that possible government instability or regulation unfavorable to foreign-owned businesses could negatively impact our business in the future.

Even in weak economic conditions, recruiting highly skilled engineers in the software industry is competitive and difficult. We believe our future success is highly dependent on our continued ability to attract, retain and motivate highly skilled employees.

BUSINESS COMBINATIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired a number of companies, including the following companies that have a significant impact on our business and are discussed in our Notes to Consolidated Financial Statements:

Date of closing	Company	Details
January 2009	ALGOR, Inc. (“ALGOR”)	The ALGOR acquisition enhanced our digital prototyping solutions with new simulation and analysis capabilities such as thermal and fluid flow analysis. ALGOR has been incorporated into, and the related goodwill was assigned to, the MSD segment.

November 2008	Softimage	The Softimage acquisition provided 3D technology for the film, television and games markets. Softimage has been incorporated into, and the related goodwill was assigned to, the M&E segment.

June 2008	Moldflow Corporation (“Moldflow”)	Moldflow software solutions are used for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added simulation and optimization capabilities to our digital prototyping solution portfolio. Moldflow has been incorporated into, and the related goodwill was assigned to, the MSD segment.

January 2008	Hanna Strategies Holdings, Inc. (“Hanna Strategies”)	Hanna Strategies, a company that formerly performed software development services for us, has been incorporated into, and the related goodwill was assigned to, the MSD segment.

January 2008	Robobat, S.A. (“Robobat”)	The Robobat acquisition provided an analysis engine localized for the EMEA and APAC markets. Robobat has been incorporated into, and the related goodwill was assigned to, the AEC segment.

June 2007	NavisWorks (UK) Limited (“NavisWorks”)	The NavisWorks acquisition provided 3D coordination, collaboration and sequencing in design and construction. The acquisition has been incorporated into, and the related goodwill was assigned to, the AEC segment.

March 2006	Emerging Solutions, Inc. (“Constructware”)	The Constructware acquisition provided on-demand communication and collaboration solutions. The acquisition has been incorporated into, and the related goodwill was assigned to, the AEC segment.

GLOSSARY OF TERMS

2D horizontal products—Autodesk’s AutoCAD and AutoCAD LT products, which serve as the platform upon which our 2D vertical products are based. The 2D horizontal products are primarily developed by the Platform Solutions and Emerging Business segment. These products include our core design applications and can be used across a number of industries.

2D vertical products—Autodesk’s 2D vertical solutions, including AutoCAD Architecture, AutoCAD Mechanical and Autodesk MapGuide, are built upon Autodesk’s AutoCAD product and are enhanced with industry specific functionality.

3D model-based design products—Autodesk’s 3D model-based design products, (Autodesk Revit products, Autodesk Inventor products, AutoCAD Civil 3D, Moldflow and Autodesk Navisworks products).

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

The deteriorating global economic conditions may further affect our financial results, additionally harming our business.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters, particularly during our most recent fiscal quarter that ended on January 31, 2009. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit and negative financial news. These factors have negatively impacted our business and our financial results.

If global economic conditions continue to deteriorate, or our customers continue to perceive uncertainty in global economic conditions, many of our customers may further delay, reduce or cancel their technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

In addition, continued weakness in the end-user market could further negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers.

These actions have and may continue to negatively impact our business, financial results and financial condition. In addition, the negative effect these factors have had on our cash flows has caused us to take an impairment charge on some of our long-term assets, and may cause us to take additional impairment charges in the future.

The actions that we are taking in response to the global economic slowdown and our related business slowdown may be costly and may not be as effective as anticipated.

We are taking actions to reduce our cost structure to more closely align our costs with our revenue levels. In taking these actions, we are attempting to balance the cost of such initiatives against the longer term benefit of such initiatives. In taking these actions, we will incur additional costs in the short term that may have the effect of reducing our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from an economic recovery. We cannot assure that our cost cutting efforts will achieve appropriate levels of expenses and we may take additional actions in the future.

In addition, we are taking actions to stimulate demand through a number of programs. Although we are attempting to balance the cost of these programs against the longer term benefits, it is possible that we will make such investments without a corresponding increase in demand for our products. This would further reduce our operating margins and have a negative impact on our financial results.

The recent global credit and banking crisis may further negatively affect our business, results of operations, and financial condition.

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Our business has been impacted by these events and may be further impacted from this global credit and banking crisis by: the insolvency of key channel partners impairing our distribution channels; counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves; and increased expense or inability to obtain short-term financing if banks providing our line of credit are unable to lend us money when it is needed for our operations.

Net revenue or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our expected net revenue, earnings or key performance metrics; changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures and litigation; and general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance, like the current credit issues affecting the economy or the operating performance of our competitors. For example, current deteriorating global economic conditions have negatively impacted our financial performance and in turn the market price of our common stock.

Significant changes in the price of our common stock could expose us to additional costly and time-consuming litigation. Historically, after periods of volatility in the market price of a company’s securities, a company becomes more susceptible to securities class action litigation. This type of litigation is often expensive and diverts management’s attention and resources.

A significant portion of our revenue is generated through maintenance revenue; any decrease in maintenance attach and renewal rates or a decrease in the number of new seats we sell would negatively impact our future revenue and operating results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attach and renewal rates may decline or fluctuate as a result of a number of factors. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, then our maintenance revenue will decline, and our business will suffer. In addition, a portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers’ attach rates do not change, will have a negative impact on our future maintenance revenue. This in turn would impact our business and harm our financial results.

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

We use derivative instruments to manage a portion of our earnings exposure and cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency forward and option contracts to manage a portion of our exposures of underlying assets, liabilities and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for one to 12 months in the future, and provide us with some protection against currency exposures. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our financial results.

During the first three quarters of fiscal year 2009, we benefited from the U.S. dollar’s weakness against other currencies, since such depreciation has increased the revenue we report. However, during the last quarter of fiscal year 2009, the U.S. dollar strengthened as compared to other currencies, negatively impacting our revenue. If the U.S. dollar continues to strengthen, our future net revenue could be further harmed. Although we have expanded our foreign currency cash flow hedge program beyond the current quarter to a longer term program in order to reduce foreign currency volatility, we cannot completely mitigate this risk, and in any case, will incur transaction fees in adopting such hedging programs.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses or becomes financially unstable or insolvent, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2009, approximately 86% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales would negatively impact our business and revenue. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% and 14% of our consolidated net revenue for the fiscal years ended January 31, 2009 and 2008, respectively.

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

It is our policy to invest our cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit ratings and to limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments (including our cash, cash equivalents and marketable securities) and our ability to sell them. In the U.S., for example, if the Federal Reserve continues to lower interest rates, the yields on our portfolio securities may further decline. Any one of these factors could reduce our interest income, or result in material charges, which in turn could impact our overall net income and earnings per share.

For example, during fiscal year 2009 we recorded several other-than-temporary impairment charges to recognize the estimated loss in these investments. These charges impacted our overall net income and earnings per share.

A further description of our capital resources can be found in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our efforts to develop and introduce new product and service offerings, including new product features, expose us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our vertical design products and our digital prototyping and collaboration products. In addition, we are continually introducing new business models that require a considerable investment of technical and financial resources. We are making such investments through further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our related 2D vertical industry products and our 3D model-based design products such as our Autodesk Inventor products, our Autodesk Revit products, our AutoCAD Civil 3D products and our Autodesk Navisworks products. Should sales of our AutoCAD and AutoCAD LT products decrease without a corresponding increase in 2D vertical and 3D model-based design product revenue or without purchases of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

Our business could suffer as a result of risks and costs associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the diversion of management’s time and attention. In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. For example, during our fourth quarter of fiscal 2009, we took an impairment charge of $128.9 million, primarily related to goodwill associated with acquisitions in our M&E segment. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges could negatively impact results of operations for a given period, cause quarter to quarter variability in our operating results or negatively impact our operating results for several future periods.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenue and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. Some of the factors that could cause our operating results to fluctuate include general global economic conditions, the timing of the introduction of new products by us or our competitors, lower growth or contraction of our upgrade or maintenance programs, stock-based compensation expense, fluctuations in foreign currency exchange rates, the financial and business condition of our reseller and distribution channels, failure to achieve anticipated levels of customer acceptance of key new applications, failure to follow sales policies, unexpected costs or other operating expenses, changes in product pricing or product mix, platform changes, failure to expand our AutoCAD and AutoCAD LT products customer base to related 2D vertical industry and 3D model-based design products, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, failure to accurately predict the impact of acquired businesses, failure to successfully or fully integrate acquired businesses and technologies, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to achieve sufficient sell-through in our channels for new or existing products, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, and unanticipated impact of accounting for technology acquisitions.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during our third quarter are usually affected by a slow summer period, and our Asia Pacific operations typically experience seasonal slowing in our third and fourth quarters.

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

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. These factors have recently adversely impacted and may in the future continue to adversely impact our future international revenue, and consequently our business as a whole. Further, our dependency on international revenue makes us much more exposed to global economic trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

In addition, we anticipate that our international operations will continue to account for a significant portion of our net revenue, and as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements, practices and tariffs, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, possible future limitations upon foreign owned businesses, and greater difficulty in protecting intellectual property.

We have been named as a party in lawsuits related to our historical stock option practices and related accounting, and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

We are currently defending two lawsuits that have been filed against us and our current officers and certain of our current and former directors and officers relating to our historical stock option practices and related accounting. See Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a more detailed description of these proceedings. The ultimate outcomes of these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

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

Our success depends largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these personnel has been intense; for example, over the past several quarters we have been actively recruiting a new chief financial officer. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

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

We rely on a combination of patent, copyright and trademark laws, trade secret protections, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. While we have recovered some revenue resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists and software piracy can be expected to be a persistent problem. Furthermore, our means of protecting our proprietary rights may not be adequate.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

As more software patents are granted worldwide, as the number of products and competitors in our industry segments grow and as the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

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

While we have determined in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, that our internal control over financial reporting was effective as of January 31, 2009, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

In preparing our financial statements we make certain assumptions, judgments and estimates about our accruals, which, if not accurate, may significantly impact our financial results.

We make accruals for a number of items, including employee bonuses, partner incentive programs, product returns reserve, sales commissions, sabbatical, asset retirement obligations and allowance for doubtful accounts. These accruals are based on assumptions, judgments and estimates drawn from historical experience and various other factors that we believe are reasonable under the circumstances when made. Actual results could differ materially from our estimated accruals, and such differences could significantly impact our financial results.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, effective as of February 1, 2009, we adopted Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact that SFAS 141R has on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that the Company consummates subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease 2,094,000 square feet of office space in 133 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 365,000 square feet under leases that have expiration dates ranging from December 2009 to November 2012. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

In January 2009 we announced a restructuring plan to reduce annual operating expenses. As part of that plan, we expect to consolidate or abandon approximately 180,000 square feet of leased office space in up to 27 locations that have been included in the totals disclosed above.

All facilities are in good condition and are operating at capacities averaging 71% occupancy worldwide as of January 31, 2009. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 6, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting: on November 20, 2006, the Company and certain of its current and former members of the Board were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. The Campion lawsuit was consolidated into the Giles Case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and certain current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). The plaintiff in the Giles Case filed an amended complaint on December 3, 2007, and the plaintiff in the Koerner Case filed an amended complaint on December 7, 2007. The Koerner Case has been stayed pending the outcome of the Giles Case. On February 10, 2009, the court in the Giles Case entered judgment against the plaintiff and dismissed the case. The plaintiff in the Giles Case did not appeal the judgment. These actions are in the preliminary stages of the litigation and Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

In connection with our anti-piracy program, designed to enforce copyright protection of its software and conducted both internally and through the Business Software Alliance (“BSA”), from time to time we undertakes litigation against alleged copyright infringers or provides information to criminal justice authorities to conduct actions against alleged copyright infringers. Such lawsuits have led to counter claims alleging improper use of litigation or violation of other local law.

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

No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2009
First Quarter	$41.96	$29.90
Second Quarter	$41.49	$31.89
Third Quarter	$38.37	$20.68
Fourth Quarter	$22.88	$14.37

Fiscal 2008
First Quarter	$44.72	$37.15
Second Quarter	$47.90	$41.40
Third Quarter	$50.80	$40.47
Fourth Quarter	$51.04	$40.11

Dividends

We did not declare any cash or stock dividends in either fiscal 2009 or fiscal 2008. We anticipate that, for the foreseeable future, we will retain any earnings for use in the operation of our business.

Stockholders

As of January 31, 2009 the number of common stockholders of record was 643. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans as well as to more effectively utilize excess cash generated from our business. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of our cash balances, general business and market conditions, the market price of our stock, and other investment opportunities. There were no repurchases of our common stock during the three months ended January 31, 2009; during the year ended January 31, 2009 we repurchased 8.0 million shares of our common stock. At January 31, 2009, 16.1 million shares remained available for repurchase under the existing repurchase authorization. See Note 7, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Software Index.

Comparison of Five Year Cumulative Total Stockholder Return(1)

(1)	Assumes $100 invested in January 31, 2004, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the years ended January 31, 2009, 2008 and 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended January 31, 2006 and 2005 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)
For the Fiscal Year
Net revenue	$2,315.2	$2,171.9	$1,839.8	$1,537.2	$1,238.9
Income from operations(1)	244.5	445.6	349.7	378.5	231.7
Net income(1)	183.6	356.2	289.7	333.6	221.1
At Year End
Total assets	$2,420.7	$2,212.2	$1,797.5	$1,355.8	$1,140.6
Long-term liabilities	309.9	251.4	108.3	65.0	27.6
Stockholders’ equity	1,310.7	1,230.5	1,115.0	803.0	649.8
Common Stock Data
Basic net income per share	$0.81	$1.55	$1.26	$1.46	$0.97
Diluted net income per share	0.80	1.47	1.19	1.35	0.90
Dividends paid per share	—	—	—	0.015	0.06

(1)	Under Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment,” (“SFAS No. 123R”) net income for fiscal 2009, 2008 and 2007 includes stock-based compensation expense of $89.5 million, $99.3 million and $94.3 million, respectively. Results for fiscal 2009, 2008 and 2007 include amortization of acquisition-related intangibles of $46.6 million, $20.2 million and $14.4 million, respectively and results for fiscal 2009 and 2008 include in-process research and development from acquisitions of $26.9 million and $5.5 million, respectively. Results for fiscal 2008 include $13.7 million for employee tax expenses related to our voluntary review of historical stock option grant practices. Results for fiscal 2007 include litigation expenses related to a patent infringement lawsuit of $5.0 million. Fiscal 2009 and 2005 results include restructuring charges of $40.2 million and $26.7 million, respectively. Results for fiscal 2009 and 2008 include asset impairment charges of $129.8 million and $4.0 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results, including net revenue, operating margins, product backlog, upgrade, crossgrade and maintenance revenue, the impact of our restructuring activities, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates on net revenue and expenses, costs and expenses, including cost of revenue and operating expenses, future income, our anticipated tax rate, and our ability to successfully expand our 2D horizontal customer base to our 2D vertical products and 3D model-based design products. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading 2D and 3D design and engineering software and services company for the architecture, engineering, and construction, manufacturing, geospatial mapping, and digital media and entertainment markets. Worldwide business trends such as globalization, sustainability, investment in infrastructure, and the increasing desire to keep data digital, are creating pressure on our customers to improve innovation while enhancing productivity. We offer our customers the ability to visualize and simulate real-world performance early in the design process through digital prototyping to foster innovation, enhance quality, and save time and money for competitive advantage. Our customers are seeking differentiation through design, and we believe our products provide a competitive advantage to succeed in this environment.

We believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment. In addition, our software architecture allows for extensibility and integration with other products. We believe that our technological leadership, brand recognition, breadth of product line and large installed base will help us weather the economic storm and position us well for an eventual recovery.

We have created a large global community of distributors and resellers, third-party developers and customers. These relationships provide us with a broad reach into volume markets. Our distributor and reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We believe the strength of our channel will help us maintain our leadership throughout the economic downturn. The overall health of our channel partners remains vitally important to us. We have an active partner assistance program in place on a global basis, and we will continue to work closely with our partners in a collaborative effort to fight through the current economic downturn. We have a significant number of registered third-party developers that create products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available both from educational institutions and the existing work force, reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

Our growth strategy derives from these core strengths. We continue to increase the business value of our design tools in a number of ways. We improve the performance and functionality of existing products with each new release. Our most recent product release commenced in March 2009. Beyond our 2D horizontal design products, we develop products addressing industry-specific needs including 2D vertical and 3D model-based products. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. We are also considering innovative ways of delivering better user experiences to the customers we serve. As a result, we drive technology democratization and increase customer loyalty.

In addition, we believe that expanding our 2D horizontal product customers’ portfolios to include our 2D vertical products and 3D model-based design products presents a meaningful growth opportunity and is an important part of our overall strategy. For fiscal 2009, revenue from 3D model-based design products increased 23%, including a 38% increase in related maintenance revenue, as compared to the prior fiscal year. We shipped approximately 142,000 commercial seats (which includes new seats and crossgrade seats) of 3D model-based design products, including approximately 37,000 seats of Autodesk Inventor and Autodesk Moldflow, and approximately 105,000 seats of our Architecture, Engineering and Construction products (Autodesk Revit, AutoCAD Civil 3D, Autodesk Navisworks and Autodesk Robobat). We expect that the adoption of 2D vertical products and 3D model-based design products will increase the productivity of our customers in all industries and result in richer design data. This migration also poses various risks to us. In particular, if we do not successfully expand our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, then we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is another key element of our growth strategy. We believe that emerging economies continue to present long-term growth opportunities for us, although revenue from emerging economies declined 31% for the fourth quarter of fiscal 2009 as compared to the same period of the prior fiscal year. For all of fiscal 2009, revenue from emerging economies increased 14% as compared to fiscal 2008. Revenue from emerging economies represented 18% of fiscal 2009 net revenue as compared to 17% of fiscal 2008 net revenue. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including the current economic contraction in those countries, intellectual property protection and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making our decisions of whether to make acquisitions. The size and frequency of transactions to acquire products, technology and businesses increased during fiscal 2009 and the second half of fiscal 2008 as compared to earlier periods. We currently anticipate that we will selectively acquire products, technology and businesses as compelling opportunities that promote our strategy become available, but the pace at which we make such investments will vary depending upon our business needs, the availability of suitable sellers and technology, and our own financial condition.

Global economic conditions deteriorated significantly during our fiscal year ended January 31, 2009. Economic contraction in most countries and markets, and global financial market instability, including tighter credit, is adversely impacting our business. We have seen demand for our products and services decline in each of our major geographies and all the industries we serve, particularly during our most recent fiscal quarter that ended on January 31, 2009. We have taken, and continue to take, actions to address these global economic changes and how they are affecting our financial condition. Our strategy remains focused on leveraging our core strengths and investing in our long-term growth opportunities to achieve our goal of being the world’s leading 2D and 3D design and engineering software and services company for the architecture, engineering, and construction, manufacturing, geospatial mapping, and digital media and entertainment markets.

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

For multiple element arrangements that include software products, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If we do not have VSOE of the undelivered element, we defer revenue recognition on the entire sales arrangement until all elements for which we do not have VSOE are delivered. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

Our assessment of likelihood of collection is also a critical factor in determining the timing of revenue recognition. If we do not believe that collection is probable, the revenue will be deferred until the earlier of when collection is deemed probable or payment is received.

Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure where Autodesk sells directly to resellers. Our product license revenue from distributors and resellers are generally recognized at the time title to our product passes to the distributor, in a two-tiered structure, or reseller, in a one-tiered structure, provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns among other criteria. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from their customers. Our policy also presumes that we have no significant performance obligations in connection with the sale of our product licenses by our distributors and resellers to their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Product Returns Reserves.    We permit our distributors and resellers to return products up to a percentage of prior quarter purchases. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions, channel sell-in for applicable markets and other factors.

Our product returns reserves were $12.5 million at January 31, 2009 and $14.4 million at January 31, 2008. Product returns as a percentage of applicable revenue were 5.2% in fiscal 2009, 3.5% in fiscal 2008 and 3.9% in fiscal 2007. During fiscal year 2009 and 2008, we recorded additions to our product returns reserves of $52.5 million and $46.8 million, respectively, which reduced our revenue.

Marketable Securities.    At January 31, 2009 we had $71.1 million of short- and long-term marketable securities. We review our investments in marketable securities quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the sponsor, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to our Consolidated Statements of Income. This impairment results in a new cost basis in the investment recorded in our Consolidated Balance Sheets. If market, industry, and/or sponsor conditions deteriorate, we may incur future impairments.

Determining the fair value of marketable securities that are not actively traded requires significant judgment. We recorded a $4.5 million impairment charge during fiscal 2009. This impairment related to investments in two money market funds: The Reserve International Liquidity Fund (the “International Fund”) and The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, the “Reserve Funds”). We believe this impairment charge is other-than-temporary; therefore, we recorded the amount as an expense under “Interest and other income (expense), net” in our Consolidated Statements of Income. The impairment occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. Certain past and future distributions from the Reserve Funds are currently under dispute by fund investors and the actual amount of the loss on these investments is uncertain at this time. The cost basis of our investment in the Reserve Funds immediately prior to September 15, 2008 was $112.8 million; we received $75.0 million in distributions from the Reserve Funds during the third and fourth quarters of fiscal 2009. As of January 31, 2009, the cost basis of amounts still invested in the Reserve Funds by us and awaiting distribution was approximately $37.8 million. We believe we will receive substantially all of our remaining investment balance within the next twelve months; therefore, these assets are classified as current in our Consolidated Balance Sheet.

In addition, at January 31, 2009, we had auction rate securities with an estimated fair value of $7.6 million ($9.0 million cost basis) included in non-current “Marketable securities” due to their lack of liquidity. We determined that these securities are other-than-temporarily impaired, and we recorded a $1.4 million impairment charge in the fourth quarter of fiscal 2009. See further discussion of these Reserve Fund and auction rate securities in Liquidity and Capital Resources section below.

Goodwill.    We test goodwill for impairment annually in the fourth quarter or sooner should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

We recorded an impairment charge of approximately $128.2 million affecting the fourth quarter of fiscal 2009 representing the entire goodwill balance associated with our Media and Entertainment (“M&E”) segment as of October 31, 2008. During the fourth quarter, revenue and cash flow projections for all segments were substantially impacted by the sharp downturn in the global economy and in our business. The M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. See further discussion of this impairment charge in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

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

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. If impairment indicators were present based on our undiscounted cash flow models, which include assumptions regarding projected cash flows, we discounted the cash flows to assess impairments on long-lived assets. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of any impairment charge. Impairment charges, if any, result in situations where any fair values of these assets are less than their carrying values.

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

Income Taxes.    We currently have $133.7 million of net deferred tax assets, mostly arising from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and acquired intangibles. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Stock-Based Compensation.    We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. We use the Black-Scholes-Merton option-pricing model for determining the estimated fair value for employee stock awards. This model requires the input of assumptions, including expected stock price volatility, expected life, expected dividend yield and risk-free interest rate of each award. The parameters used in the model are reviewed on a quarterly basis and adjusted, as needed. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

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

Recently Issued Accounting Standards

See Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporation herein by reference.

Overview of Fiscal 2009 Results of Operations

	Fiscal Year Ended January 31, 2009	As a % of Net Revenue	Fiscal Year Ended January 31, 2008	As a % of Net Revenue
	(in millions)
Net Revenue	$2,315.2	100%	$2,171.9	100%
Cost of revenue	219.1	9%	207.7	10%

Gross Profit	2,096.1	91%	1,964.2	90%
Operating expenses	1,851.6	80%	1,518.6	70%

Income from Operations	$244.5	11%	$445.6	20%

During fiscal 2009, as compared to fiscal 2008, net revenue increased 7%, gross profit increased 7% and income from operations decreased 45%. We expect net revenue to decrease in absolute dollars in fiscal 2010 as a result of adverse economic pressures on our customers.

During the third and fourth quarters of fiscal 2009 we experienced a dramatic change in the economic conditions of our markets globally. The first two quarters of fiscal 2009 were characterized by net revenue growth of 18% over the same period in the prior fiscal year and we reported an increase in income from operations of 20% for that six-month period, which was only slightly lower compared to the same period of the prior year as a result of our acquisition activity during the first six months of fiscal 2009. Due to the deteriorating global economic conditions during our third and fourth fiscal quarters, our results for the second half of fiscal 2009 were a stark contrast to the first half of the fiscal year. Revenue for the second half of fiscal 2009 declined by 4% compared to the same period in the prior fiscal year; revenue decreased sequentially 2% and 19% during our third and fourth quarters of fiscal 2009, respectively. Income from operations for the second half of fiscal 2009 was approximately break-even compared to a positive 20% operating margin for the second half of fiscal 2008; the third quarter fiscal 2009 positive operating margin of approximately 23% was offset by a 27% negative operating margin in the fourth quarter fiscal 2009 due primarily to a goodwill and intangibles impairment charge of $128.9 million, and a restructuring charge of $40.2 million.

Our primary goals for fiscal 2009 were to continue delivering our market-leading products and solutions to our customers, to drive revenue growth, and to invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins and operating cash flow. Due primarily to the deterioration of the economy during the second half of the year, we were unable to achieve our revenue, operating margin and net income goals. In January 2009 we announced a restructuring plan to reduce headcount by approximately 10% and to consolidate certain facilities around the world in order to reduce our operating expenses. See further discussion of our restructuring plan in Note 14, “Restructuring Reserves” of the Notes to Consolidated Financial Statements. We are taking other actions in an attempt to stimulate demand and align our cost structure with the reality of our recent and anticipated financial results, including a hiring freeze, travel restrictions and other expense initiatives. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

The 45% decrease in income from operations in fiscal 2009 as compared to fiscal 2008 was primarily due to goodwill and intangibles impairment charges of $128.9 million, or 29 percentage points of the 45% decrease, affecting the fourth quarter of fiscal 2009, principally associated with our M&E segment, and a restructuring charge of $40.2 million, or 9 percentage points of the 45% decrease, as well as the impact of in-process research and development expenses and intangibles amortization from our acquisition activity.

Net revenue for fiscal 2009 increased by 7% as compared to fiscal 2008 due to a 29% increase in maintenance revenue, slightly offset by a 1% decrease in license and other revenue. Net revenue for our 3D model-based design products increased 23%, while net revenue from our 2D products remained flat during fiscal 2009, as compared to the prior fiscal year. A critical component of our growth strategy is to continue to add new 2D horizontal users, while expanding our customers’ portfolios to include our higher value 2D vertical and 3D model-based design products. For fiscal 2009 we experienced growth in net revenue in Europe, Middle East, Africa (“EMEA”) and Asia Pacific (“APAC”).

We generate a significant amount of our revenue in the United States, and in countries outside the United States such as Japan, Germany, France, the United Kingdom, Italy, the Russian Federation, Canada, South Korea, China and Australia. We benefited from a weaker U.S. dollar relative to foreign currencies in the first three quarters of fiscal 2009; the trend reversed in the fourth quarter of fiscal 2009 with the U.S. dollar strengthening against most currencies. The weaker value of the U.S. dollar relative to foreign currencies for the majority of fiscal 2009 had a positive effect of $56 million on operating income in fiscal 2009 compared to fiscal 2008. Had exchange rates from fiscal 2008 been in effect during fiscal 2009 (“on a constant currency basis”), translated international revenue billed in local currencies would have been $79 million lower and operating expenses would have been $23 million lower. This represents a 4% increase in net revenue and a 2% decrease in income from operations on a constant currency basis during fiscal 2009 as compared to fiscal 2008. Changes in the value of the U.S. dollar may have a significant effect on net revenue and income from operations in future periods. We use foreign currency forward and option collar contracts to reduce the exchange rate effect on the net revenue of certain anticipated transactions.

Our total operating margin decreased from 21% of net revenue in fiscal 2008 to 11% in fiscal 2009. This decrease is primarily due to the goodwill and intangibles impairment charge and the restructuring charge discussed above. These decreases were partially offset by a net revenue increase of 7%.

Even in these challenging economic times, we will continue to invest in growth and productivity initiatives so that we will be better positioned for growth when the economy improves. Over the longer term we intend to continue to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. For fiscal 2010, we expect total costs and expenses to decrease in absolute dollars as we continue to work on finding ways to align our cost structure with our current financial condition, and increase as a percentage of net revenue during fiscal 2010, as compared to fiscal 2009. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expected actual financial results. In addition, in taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities. For the first quarter of fiscal 2010, we expect that our net income will be negative.

Net cash flows provided by operating activities of $593.9 million for fiscal 2009 was primarily comprised of net income and the net effect of non-cash expenses associated with stock-based compensation, the impairment of goodwill and intangibles, primarily related to our M&E segment, as well as restructuring charges. We expect net cash flows provided by operating activities to be negative in the first quarter of fiscal 2010 as a result of lower revenue combined with cash expenditures in the quarter for payments of the annual employee incentive plan and payments related to our restructuring plan.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14%, 14% and 12% of Autodesk’s consolidated net revenue for fiscal 2009, 2008 and 2007, respectively.

We finished fiscal 2009 with $988.7 million in cash and marketable securities of which $7.6 million is classified as long-term. This is an increase from the $957.7 million balance at January 31, 2008. We had a $50.0 million draw outstanding on our $250.0 million available U.S. line of credit at January 31, 2009. We finished fiscal 2009 with $593.9 million of cash from operating activities as compared to $708.5 million during the previous fiscal year. Operating cash flows declined primarily due to the significant decrease in net income and a reduction of accrued bonuses and commissions. For the first quarter of fiscal 2010, we expect cash flow from operating activities to be negative as a result of lower revenue combined with cash outlays in the quarter for payments of the annual employee incentive plan and payments relating to the restructuring plan. In fiscal 2009 we purchased 8.0 million shares of our common stock for $256.6 million, and continued to invest in our business through acquisitions, and investments in other growth initiatives. Comparatively, during the prior fiscal year we repurchased 12.1 million shares of our common stock for $563.0 million and also completed several acquisitions. We completed fiscal 2009 with a higher deferred revenue balance and lower accounts receivable balance as compared to the previous fiscal year. Our deferred revenue balance at January 31, 2009 included $475.0 million of customer maintenance contracts related to our maintenance program, which will be recognized as maintenance revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenue

	Fiscal Year Ended January 31, 2009	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2007
		$	%		$	%
	(in millions)
Net Revenue:
License and other	$1,603.4	$(15.2)	-1%	$1,618.6	$202.7	14%	$1,415.9
Maintenance	711.8	158.5	29%	553.3	129.4	31%	423.9

	$2,315.2	$143.3	7%	$2,171.9	$332.1	18%	$1,839.8

Net Revenue by Geographic Area:
Americas	$782.3	$(21.2)	-3%	$803.5	$69.0	9%	$734.5
Europe, Middle East and Africa	1,003.4	127.9	15%	875.5	188.0	27%	687.5
Asia Pacific	529.5	36.6	7%	492.9	75.1	18%	417.8

	$2,315.2	$143.3	7%	$2,171.9	$332.1	18%	$1,839.8

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business and Other	$1,017.7	$20.6	2%	$997.1	$118.2	13%	$878.9
Architecture, Engineering and Construction	524.6	44.6	9%	480.0	97.6	26%	382.4
Manufacturing Solutions	488.4	70.4	17%	418.0	84.7	25%	333.3
Media and Entertainment	262.1	3.5	1%	258.6	24.0	10%	234.6
Other	22.4	4.2	23%	18.2	7.6	72%	10.6

	$2,315.2	$143.3	7%	$2,171.9	$332.1	18%	$1,839.8

Fiscal 2009 Net Revenue Compared to Fiscal 2008 Net Revenue

License and Other Revenue

License and other revenue are comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses, revenue from the Autodesk upgrade program and revenue from the Autodesk crossgrade program. Other revenue consists of revenue from consulting and training services, revenue from the Autodesk Developers Network, Autodesk Collaborative Solution hosting revenue, revenue from Autodesk’s former Location Services division and revenue from Advanced Systems product support. We divested the Location Services division in February 2009, and we do not expect further revenue to be received from it (see Note 15, “Subsequent Events,” in Notes to Consolidated Financial Statements for further information).

Total license and other revenue decreased 1% during fiscal 2009, as compared to fiscal 2008. Commercial new seat revenue from our 3D model-based design products and 2D products for fiscal 2009 was flat compared to fiscal 2008. During fiscal 2009, we experienced a decrease of approximately 13 percentage points due to lower number of seat licenses sold, offset by an increase of approximately 13 percentage points due to higher average net revenue per seat. During fiscal 2009, there was less correlation between revenue growth and seat license growth due to changes in our mix of geographies and products, proportion of maintenance in the user base, currency exchange rates, and average selling prices, and we expect this trend to continue. As a percentage of total net revenue, license and other revenue was 69% for fiscal 2009, 75% for fiscal 2008, and 77% for fiscal 2007. We expect license and other revenue to decrease in absolute dollars in fiscal 2010, as compared to fiscal 2009, as a result of adverse economic pressures on our customers.

Upgrade revenue, which includes crossgrade revenue, decreased by 8% during fiscal 2009 as compared to fiscal 2008, as expected. The decrease in upgrade revenue was driven primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products in fiscal 2009 as compared to the upgradeable base of our AutoCAD-based products in fiscal 2008, due to more customers on our maintenance program. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other,” represented less than 4% of net revenue for all periods presented.

Maintenance Revenue

Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods. Maintenance revenue increased 29% for fiscal 2009 as compared to fiscal 2008. Approximately 20 percentage points of the 29% increase was due to increases in program enrollment and approximately 9 percentage points of the increase was due to higher net revenue per maintenance seat for fiscal 2009 as compared to the same period of the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 31% for fiscal 2009, 25% for fiscal 2008, and 23% for fiscal 2007. Our maintenance program, available to most customers worldwide, continues to provide a cost effective and predictable budgetary option to obtain the productivity benefits of upgrades and enhancements when and if released during the term of their contracts. We expect maintenance revenue to decrease in absolute dollars in fiscal 2010 as a result of decreased program enrollment from declines in new product sales as well as maintenance attach and renewal rates. At January 31, 2009 our maintenance program enrollment consisted of about 1.7 million users.

Aggregate backlog at January 31, 2009 and January 31, 2008 was $569.5 million and $521.5 million, respectively, of which $552.1 million and $506.1 million, respectively, represented deferred revenue and $17.4 million and $15.4 million, respectively, related to current software license product orders that had not yet shipped at the end of each respective fiscal year. Deferred revenue consists primarily of deferred maintenance revenue.

To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region decreased by 3% during fiscal 2009 as compared to fiscal 2008, as a result of a 15% decrease in revenue from new seats in the Americas and a 19% decrease in revenue from upgrades, offset in part by a 16% increase in maintenance revenue. Growth in the Americas was affected by a slowing economy that impacted growth rates for all of our products in fiscal 2009.

Net revenue in EMEA increased by 15%, or 9% on a constant currency basis, during fiscal 2009, as compared to fiscal 2008, primarily due to a 39% increase in maintenance revenue and a 6% increase in new seat revenue, slightly offset by a 1% decrease in revenue from upgrades. EMEA’s growth during fiscal 2009 was primarily due to growth in the EMEA emerging economies, as well as in Germany, France, Switzerland, Italy, Belgium and Sweden. The positive effect of the weaker value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the increase in net revenue in EMEA. Had exchange rates during fiscal 2008 been in effect during fiscal 2009, translated net revenue in EMEA would have been $53 million lower in fiscal 2009.

Net revenue in APAC increased by 7%, or 2% on a constant currency basis, during fiscal 2009, as compared to fiscal 2008, primarily due to a 36% increase in maintenance revenue and a 3% increase in new seat revenue, partially offset by a 4% decrease in revenue from upgrades. Net revenue growth in APAC during fiscal 2009 occurred primarily due to growth in Japan and Australia; net revenue from APAC emerging economies in fiscal 2009 was flat compared to the prior fiscal year. Had exchange rates during fiscal 2008 been in effect during fiscal 2009, translated net revenue in APAC would have been $27 million lower in fiscal 2009.

We believe that international net revenue will continue to comprise a majority of our total net revenue. International net revenue represented 72% of our net revenue in fiscal 2009 and 69% of our net revenue in fiscal 2008. We started to experience some economic difficulty in international sales in the third quarter of fiscal 2009. Global conditions have worsened since then, and the economic downturn significantly impacted our international sales during the fourth quarter of fiscal 2009, particularly the robust business we had been seeing in emerging economies. Net revenue in emerging economies grew by 14% from fiscal 2008 to fiscal 2009, primarily due to revenue from the Russian Federation, other EMEA emerging economies and India. This growth was a significant factor in our international sales growth during fiscal 2009. In contrast, fourth quarter fiscal 2009 net revenue in the EMEA and APAC regions decreased 16% and 25%, respectively, compared to the fourth quarter of fiscal 2008, and net revenue from emerging economies declined 31% for the fourth quarter of fiscal 2009 as compared to the same period of the prior fiscal year. Further economic weakness in any of the countries that contributes a significant portion of our net revenue could have an even greater adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to foreign currencies could also significantly affect our future financial results for a given period.

Net Revenue by Operating Segment

Net revenue for PSEB increased 2% during fiscal 2009, as compared to fiscal 2008, primarily due to a 3% increase in revenue from AutoCAD LT, partially offset by a 1% decrease in revenue from AutoCAD.

Net revenue for AEC increased 9% during fiscal 2009, as compared to fiscal 2008, primarily due to a 22% increase in revenue from Autodesk Revit. This increase was partially offset by a 13% decrease in revenue from AutoCAD Architecture. Also contributing to the increase in AEC’s net revenue during fiscal 2009 was an increase in revenue from the Autodesk Robot Structural Analysis (Robobat) and Autodesk Navisworks products.

Net revenue for MSD increased 17% during fiscal 2009, as compared to fiscal 2008, primarily due to an 8% increase in revenue from Autodesk Inventor products and a 12% increase in revenue from AutoCAD Mechanical. Contributing 7 percentage points of the 17% increase in MSD’s net revenue for fiscal 2009 was revenue from the Autodesk Moldflow products of $30.8 million.

Net revenue for M&E increased 1% during fiscal 2009, as compared to fiscal 2008, primarily due to a 9% increase in net revenue from our Animation product group. The increase in Animation revenue was primarily due to a 25% increase in revenue from Autodesk 3ds Max. Net revenue from Advanced Systems decreased 8% during fiscal 2009, as compared to fiscal 2008.

Fiscal 2008 Net Revenue Compared to Fiscal 2007 Net Revenue

License and Other Revenue

Growth in license and other revenue during fiscal 2008, as compared to fiscal 2007, was primarily due to growth in new seat revenue for most major products driven by the release of our 2008 family of products. Total license and other revenue increased 14% for fiscal 2008 as compared to the prior fiscal year. This growth was primarily due to a 20% increase in commercial new seat revenue from our 2D products and 3D model-based design products. This 20% increase largely was driven by the release of our 2008 family of products. Slightly less than 13 percentage points of the 20% increase was due to higher average revenue per seat and approximately 7 percentage points of the 20% increase was due to increases in the number of seats sold. As a percentage of total net revenue, license and other revenue was 75% for fiscal 2008, 77% for fiscal 2007 and 82% for fiscal 2006.

Revenue from the sale of new seats increased 19% from fiscal 2007 to fiscal 2008. The increase is due to an 18% increase in revenue from new seats of our 2D products, primarily AutoCAD LT, AutoCAD, AutoCAD Mechanical and AutoCAD Architecture. The increase was also due to a 30% increase in revenue from new seats of our 3D model-based design products (Autodesk Revit products, Autodesk Inventor products, AutoCAD Civil 3D, and Autodesk Navisworks software). The increase in new seat revenue was driven primarily by higher average net revenue per seat and volume growth in both our 2D design and 3D model-based design products.

The positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase in total net revenue in fiscal 2008 as compared to fiscal 2007. In addition, we experienced growth in net revenue in all three of our geographic regions and strong growth in the emerging economies of EMEA and APAC.

Upgrade revenue, which includes crossgrade revenue, decreased by 17% during fiscal 2008 as compared to the prior fiscal year, as expected. The decrease in upgrade revenue was driven primarily from the relatively smaller size of the upgradeable base of our AutoCAD-based products in fiscal 2008 as compared to the upgradeable base of our AutoCAD-based products in fiscal 2007, due to more customers on our maintenance program. In addition, during the second half of fiscal 2008 and fiscal 2007, AutoCAD LT customers could crossgrade to any other product at a promotional rate, which contributed approximately $9.1 million to upgrade revenue in fiscal 2008 as compared to $21.4 million in fiscal 2007.

Maintenance Revenue

Maintenance revenue increased 31% for fiscal 2008 as compared to the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 25% for fiscal 2008, 23% for fiscal 2007, and 18% for fiscal 2006.

Due to the increase in our maintenance base over time, the relative upgradeable installed base of the AutoCAD-based products not on maintenance during fiscal 2008 was smaller than the upgradeable installed base of the AutoCAD-based products not on maintenance during fiscal 2007.

Aggregate backlog at January 31, 2008 and January 31, 2007 was $521.5 million and $395.8 million, respectively, of which $506.1 million and $378.8 million represented deferred revenue and $15.4 million and $17.0 million, respectively, related to current software license product orders which have not yet shipped at the end of each respective fiscal year.

Net Revenue by Geographic Area

Net revenue in the Americas region increased by 9% during fiscal 2008, as compared to fiscal 2007, primarily due to a 22% increase in maintenance revenue. Revenue from new seats in the Americas increased 2% during fiscal 2008 as compared to fiscal 2007 driven by new seat revenue from our 3D model-based design products offset by a decline in new seat revenue from our 2D products compared to the prior fiscal year. Revenue from upgrades decreased by 14% in the Americas during fiscal 2008 compared to the prior fiscal year. Growth in the Americas was also impacted by a slowing economy that impacted growth rates for all of our products in the fourth quarter of fiscal 2008. Had exchange rates during fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenue in the Americas would have been $0.1 million lower in fiscal 2008.

Net revenue in EMEA increased by 27% during fiscal 2008, as compared to fiscal 2007, primarily due to a 37% increase in new seat revenue and 40% increase in maintenance revenue. Revenue from new seats in EMEA increased during fiscal 2008 as compared to fiscal 2007 driven by new seat revenue from our 2D design products and 3D model-based design products. These increases were partially offset by 24% decrease in revenue from upgrades. EMEA’s growth during fiscal 2008 was primarily due to growth in the EMEA emerging economies, the United Kingdom, Germany, France, Belgium and Austria. Had exchange rates during fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenue in EMEA would have been $66.7 million lower in fiscal 2008.

Net revenue in APAC increased 18% during fiscal 2008, as compared to fiscal 2007, primarily due to an 18% increase in new seats revenue, a 32% increase in maintenance revenue, and a 9% increase in revenue from upgrades. Revenue from new seats in APAC increased due to strong new seat revenue from our 2D products and 3D model-based design products. Net revenue growth in APAC during fiscal 2008 occurred primarily due to growth in the APAC emerging economies, Japan, South Korea and Australia. Had exchange rates during fiscal 2007 been in effect during the same period of fiscal 2008, translated net revenue in APAC would have been $4.4 million lower in fiscal 2008.

International net revenue represented 69% of our net revenue in fiscal 2008 and 66% of our net revenue in fiscal 2007. Net revenue in emerging economies grew by 40% from fiscal 2007 to fiscal 2008, primarily due to revenue from the EMEA emerging economies, China and India. This growth was a significant factor in our international sales growth during fiscal 2008.

Net Revenue by Operating Segment

Net revenue for PSEB increased 13% during fiscal 2008, as compared to fiscal 2007, primarily due to a 24% increase in revenue from AutoCAD LT and a 6% increase in revenue from AutoCAD.

Net revenue for AEC increased 26% during fiscal 2008, as compared to fiscal 2007, primarily due to a 40% increase in revenue from Autodesk Revit, a 24% increase in revenue from AutoCAD Civil 3D and a 9% increase in revenue from AutoCAD Architecture.

Net revenue for MSD increased 25% during fiscal 2008, as compared to fiscal 2007, primarily due to a 17% increase in revenue from Autodesk Inventor products and a 28% increase in revenue from AutoCAD Mechanical.

Net revenue for M&E increased 10% during fiscal 2008, as compared to fiscal 2007. During fiscal 2008, net revenue from our Animation product group increased 22% due to increases in revenue from our animation products 3ds Max and Maya. Net revenue growth from Advanced Systems was flat as compared to the prior fiscal year due to the migration of our Advanced Systems solutions from Silicon Graphics, Inc. (“SGI”) hardware to PC-based hardware systems which have a lower price but generate better margins.

Cost of Revenue

	Fiscal Year Ended January 31, 2009	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2008	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2007
		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$210.2	$11.1	6%	$199.1	$(9.9)	-5%	$209.0
Maintenance	8.9	0.3	3%	8.6	(0.1)	-1%	8.7

	$219.1	$11.4	5%	$207.7	$(10.0)	-5%	$217.7

As a percentage of net revenue	9%			10%			12%

Cost of license and other revenue includes direct material and overhead charges, labor costs of fulfilling service contracts and order processing, including stock-based compensation expense for these employees, royalties and amortization of purchased technology. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the M&E segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue increased 6% during fiscal 2009, as compared to fiscal 2008 even though license and other revenue decreased by 1%. Cost of license and other revenue increased in fiscal 2009 due to an increase in amortization of purchased technology due to the number of acquisitions completed during fiscal years 2009 and 2008, slightly offset by decreases in employee-related expenses. Since many of these costs are headcount-related expenses, they do not vary proportionally with changes in revenue. Cost of license and other revenue decreased 5% during fiscal 2008, as compared to fiscal 2007, due primarily to a shift in Advanced Systems from SGI hardware to PC-based hardware.

Cost of maintenance revenue includes costs of sales associated with our maintenance program. Costs of maintenance revenue remained relatively consistent in both relative dollars and as a percentage of net revenue during fiscal 2009 as compared to fiscal 2008. Costs of maintenance revenue remained relatively consistent in both relative dollars and as a percentage of net revenue during fiscal 2008 as compared to fiscal 2007.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, changing consulting costs, software amortization costs, royalty rates for licensed technology embedded in our products, new customer support offerings and the effect of expensing employee stock-based compensation expense. We expect cost of revenue to decline in absolute dollars during fiscal 2010, as compared to fiscal 2009, with decreases in revenue as we continue to find ways to reduce our operating expenses to align with our financial condition, and increase as a percentage of net revenue during fiscal 2010, as compared to fiscal 2009.

Marketing and Sales

	Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007
		$	%		$	%
	(in millions)
Marketing and sales	$900.7	$53.0	6%	$847.7	$147.3	21%	$700.4
As a percentage of net revenue	39%			39%			38%

Marketing and sales expenses include salaries, benefits, bonuses and stock-based compensation expense for our marketing and sales employees and costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include travel and facility costs for our marketing, sales, dealer training and order support personnel, sales and dealer commissions, labor costs of sales order processing, and overhead charges.

Marketing and sales expense increased 6% during fiscal 2009, as compared to fiscal 2008, primarily due to $55.0 million of higher employee-related costs driven by increased marketing and sales headcount in fiscal 2009 as compared to fiscal 2008.

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

We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support, but at a slower pace. We expect marketing and sales expense to decrease in absolute dollars during fiscal 2010, as compared to fiscal 2009, as we continue to find ways to reduce our operating expenses to align with our financial condition, and increase as a percentage of net revenue during fiscal 2010, as compared to fiscal 2009.

Research and Development

	Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007
		$	%		$	%
	(in millions)
Research and development	$576.1	$85.6	17%	$490.5	$79.9	19%	$410.6
As a percentage of net revenue	25%			23%			22%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees, purchased in-process research and development expense, overhead charges and fees paid to software development firms and independent contractors.

Research and development expenses increased 17% during fiscal 2009, as compared to fiscal 2008, primarily due to an increase in employee related costs of $63.8 million driven by increased research and development headcount. Also contributing to the increase in research and development expenses was $26.9 million of in-process research and development from acquisitions during fiscal 2009. These increases were partially offset by a $3.1 million reduction in stock-based compensation expense for our research and development employees.

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

Overall, we increased our investment in research and development during fiscal 2009 as compared to the prior fiscal year to create new products and new versions of existing products, broader interoperability, accelerated localization efforts and improvements in visualization, simulation and analysis. We expect research and development expense to decrease in absolute dollars during fiscal 2010 as compared to fiscal 2009, as we continue to find ways to reduce our operating expenses to align with our financial condition, and increase as a percentage of net revenue during fiscal 2010, as compared to fiscal 2009.

During fiscal 2008, we incurred a total of approximately $38.3 million for consulting services and in-process technology purchases from Hanna Strategies compared to $26.7 million in fiscal 2007. The cost of the in-process technology acquired from Hanna Strategies was immediately recognized as an expense because the technology had not yet reached technological feasibility and had no alternative future use. During the fourth quarter of fiscal 2008 we acquired the remaining 72% ownership interest in Hanna Strategies for net consideration of $13.5 million. See Note 13, “Business Combinations,” in Notes to Consolidated Financial Statements for further discussion of this acquisition.

General and Administrative

	Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007
		$	%		$	%
	(in millions)
General and administrative	$205.7	$25.3	14%	$180.4	$19.0	12%	$161.4
As a percentage of net revenue	9%			8%			9%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal personnel, as well as, professional fees for legal and accounting services and amortization expense of customer relationships and trademarks acquired.

General and administrative expenses increased 14% from fiscal 2008 to fiscal 2009 primarily due to a $12.7 million increase in employee-related costs, due to an increase in general and administrative headcount, and a $14.1 million increase in amortization of acquired intangible assets during fiscal 2009. General and administrative expenses increased 12% from fiscal 2007 to fiscal 2008 primarily due to a $19.6 million increase in employee related costs, due to an increase in general and administrative headcount. We expect general and administrative expense to decrease in absolute dollars during fiscal 2010 as compared to fiscal 2009, as we continue to find ways to reduce our operating expenses to align with our financial condition, and increase as a percentage of net revenue during fiscal 2010, as compared to fiscal 2009.

Impairment of Goodwill and Intangibles

	Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007
		$	%		$	%
	(in millions)
Impairment of goodwill and intangibles	$128.9	$128.9	*	$—	$—	*	$—
As a percentage of net revenue	6%			0%			0%

*	Percentage is not meaningful

We recorded a $128.9 million impairment charge affecting the fourth quarter of fiscal 2009, primarily related to impairment of goodwill associated with our M&E segment. During the three months ended January 31, 2009, revenue and cash flow projections for all segments decreased substantially as the economy worsened. The M&E segment was the only segment which had a current fair value that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. See Note 1, “Business and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements for further discussion.

Restructuring

	Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2007
		$	%		$	%
	(in millions)
Restructuring	$40.2	$40.2	*	$—	$—	*	$—
As a percentage of net revenue	2%			0%			0%

*	Percentage is not meaningful

In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program will reduce the number of employees by a total of approximately 750 full-time positions globally and will result in the consolidation of up to 27 leased facilities. In connection with this restructuring plan, we recorded restructuring charges totaling $40.2 million related to one-time termination benefits for the elimination of approximately 620 of these full-time positions globally, and we began the consolidation of nine leased facilities during the fourth quarter of fiscal 2009. Charges associated with these one-time termination benefits and consolidation of leased facilities have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of January 31, 2009, $1.3 million was paid. The remaining accrual associated with the termination benefits is expected to be substantially paid during the first quarter of fiscal 2010. In the first half of fiscal 2010, we expect to record approximately $15 million to $20 million primarily related to one-time employee severance arrangements for the elimination of approximately 130 full-time positions globally, and approximately $10 million to $15 million related to the consolidation of leased facilities. We expect to pay the facility related liabilities through fiscal 2018. If our revenue should continue to decline significantly we will look to further reduce our operating expenses to align them with our financial condition, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities. See Note 14, “Restructuring Reserves,” in Notes to Consolidated Financial Statements for further discussion.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2009	2008	2007
	(in millions)
Interest and investment income, net	$13.6	$33.4	$18.6
Investment impairment	(5.9)	(4.0)	—
Loss on cost method investment	—	(5.0)	—
Loss from unconsolidated subsidiary	—	(3.4)	(4.3)
Other income	0.3	3.4	2.5

	$8.0	$24.4	$16.8

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in interest and investment income, net, during fiscal 2009, as compared to fiscal 2008, is primarily due to lower interest rate yields. The increase in interest and investment income, net, during fiscal 2008, as compared to fiscal 2007, reflects proportionately higher cash balances and interest rate yields during fiscal 2008. The increase in interest and investment income, net, for fiscal 2008, as compared to fiscal 2007, was partially offset by a loss on a cost method investment and an impairment of our historical 28% equity investment in Hanna Strategies.

Our historical 28% ownership interest in Hanna Strategies, accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock,” resulted in a loss from unconsolidated subsidiary representing our 28% ownership interest in Hanna Strategies’ results of operations through January 2, 2008, when we acquired the remaining 72%.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

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

Our effective tax rate was 27% and 24% during fiscal 2009 and 2008, respectively. Our effective tax rate increased 3% from fiscal 2008 to fiscal 2009 primarily due to non-deductible goodwill impairment and in-process research and development expenses.

Our effective tax rate was 24% and 21% during fiscal 2008 and 2007, respectively. Our effective tax rate increased 3% from fiscal 2007 to fiscal 2008 primarily as a result of a reduction in tax benefits, as a percentage of pre-tax earnings, from the lapse of statute of limitations or audit closures and the phase-out of extraterritorial income exclusion.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, state income taxes, SFAS 123R, FIN 48, FAS 141R, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax law.

At January 31, 2009, we had net deferred tax assets of $133.7 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

For additional information regarding our income tax provision, see Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary source of cash is from the sale of licenses to our products. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses and to fund our stock repurchase program. See further discussion of these items below.

At January 31, 2009, our principal sources of liquidity were cash, cash equivalents and short-term marketable securities totaling $981.1 million, net accounts receivable of $316.5 million and $52.1 million of outstanding under our lines of credit. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict the imposition of liens on our assets, and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain their financial covenants. The lines of credit are available for working capital or other business needs. We drew on the U.S. line of credit during fiscal 2009 due to temporary differences between cash needs and cash availability in the U.S. During fiscal 2009 we principally used the facility to fund the 8.0 million share stock repurchase and for the acquisition of Moldflow. At January 31, 2009, we had $50.0 million outstanding on the U.S. line of credit. At January 31, 2009, we had $2.1 million outstanding on the China line of credit. We drew on the China line of credit due to temporary differences between cash needs and cash availability in China. The U.S. facility expires in August 2012 and the current China facility draw matures in May 2009. The China facility is a short-term revolving facility which may be canceled or called at any time with 30 days’ written notice. As of March 18, 2009, the balances outstanding on the U.S. and China line of credit facilities were $10.0 million and $2.1 million, respectively.

Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Our cash and cash equivalents are held by diversified financial institutions globally, and the portion of our cash and cash equivalents held by Citibank has been significantly reduced during the fourth quarter of fiscal 2009. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit. Recently, Citibank, like many financial institutions, has obtained government assistance.

At January 31, 2009, our short-term investment portfolio consisted of term deposits, money market funds and mutual funds with an estimated fair value of $63.5 million, and a cost basis of $68.0 million. Of this cost basis amount, $19.9 million was invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 4, “Deferred Compensation” in the Notes to Consolidated Financial Statements for further discussion), and $10.3 million was invested in bank term deposits with original maturities greater than 90 days and less than one year. The remaining $37.8 million was invested in two money market funds: $35.1 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $2.7 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, the “Reserve Funds”). In mid-September, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. Accordingly, we recorded $4.5 million other-than-temporary impairment impacting fiscal 2009. The impairment expense was recorded in “Interest and other income (expense), net” in the Consolidated Statements of Income.

The timing of redemptions from the Reserve Funds currently is undetermined. The SEC is overseeing the administration, accounting and payout of the U.S.-based Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so. However, it is our current belief that the distributions for the Reserve Funds will occur within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” in the Consolidated Balance Sheets as of January 31, 2009. This re-designation is included in “Purchases of available-for-sale marketable securities” in the investing activities section of the Consolidated Statements of Cash Flows. In the third and fourth quarters of fiscal 2009, the Reserve Funds made a partial distribution under which we received $75.0 million, leaving an additional $37.8 million, on a cost basis, still outstanding.

At January 31, 2009, our investment portfolio included two auction rate securities with an estimated fair value of $7.6 million and a cost basis of $9.0 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. In addition, these auction rate securities, which were previously AAA-rated, were downgraded during fiscal 2009. Under the contractual terms of these investments, because the auctions failed to settle, the interest rate on these investments reset by increasing to the Libor rate plus 200 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal unless a future auction is successful, or a secondary market is available. In fiscal 2009 we recorded an other-than-temporary impairment of $1.4 million related to these investments. The impairment expense was recorded in “Interest and other income (expense), net” in the Consolidated Statements of Income. Due to the lack of liquidity of these investments, they are included in “Marketable securities—non-current.” We will continue to evaluate our accounting for our investments on a quarterly basis. See Note 12, “Financial Instruments,” in Notes to Consolidated Financial Statements for further discussion of our financial instruments.

Net cash flows provided by operating activities of $593.9 million for fiscal 2009 was primarily comprised of net income and the net effect of non-cash expenses associated with the impairment of goodwill and intangibles, primarily related to our M&E segment, as well as restructuring charges. The primary working capital sources of cash were decreases in accounts receivable and increases in deferred revenue. The decrease in accounts receivable relates primarily to reduced billings at the end of fiscal 2009 due to a decline in revenue. Our days sales outstanding in trade receivables reflect the seasonality in maintenance billings, and was 59 days at January 31, 2009 and 2008. The primary working capital use of cash was decreased accrued expenses primarily due to lower accrued employee bonuses and commissions. We expect net cash flows provided by operating activities to be negative in the first quarter of fiscal 2010 as a result of lower revenue combined with cash expenditures in the quarter for payments of the annual employee incentive plan and payments related to our restructuring plan.

Other than the draws on the lines of credit discussed above, there have been no material changes in our contractual obligations or commercial commitments. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of new businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; stock repurchases; and funding restructuring costs. In addition, $19.9 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans as of January 31, 2009. See Note 4, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion.

Our international operations are subject to currency fluctuations. To minimize the effect of these fluctuations, we use foreign currency option contracts and forwards to hedge our exposure on anticipated transactions and forward contracts to hedge our exposure on firm commitments, primarily certain receivables and payables denominated in foreign currencies. Prior to the quarter ended October 31, 2008, our foreign currency instruments, by practice, had maturities of less than three months and settled before the end of each quarterly period. During fiscal 2009, we entered into foreign currency instruments with maturities longer than three months that did not settle before the end of each quarterly period. We have expanded our hedge program beyond the current quarter to reduce foreign currency risk and volatility by entering into cash flow hedges for one to 12 months in the future with reduced protection for our longer term hedge instruments. The principal currencies hedged during fiscal 2009 were the euro, British pound, Japanese yen, Swiss franc and Canadian dollar. We monitor our foreign exchange exposures to review the overall effectiveness of our foreign currency hedge positions.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at January 31, 2009.

	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	Thereafter
	(in millions)
Operating lease obligations	$227.9	$62.2	$83.2	$39.1	$43.4
Purchase obligations	44.3	39.9	4.3	0.1	—

Total(1)(2)	$272.2	$102.1	$87.5	$39.2	$43.4

(1)	Total does not include contractual obligations recorded on the balance sheet or certain purchase obligations as discussed below.
(2)	The table also excludes (a) amounts related to income tax liabilities for uncertain tax positions in accordance with FIN 48, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities (see Note 3 “Income Taxes” to the Notes to Consolidated Financial Statements), and (b) non-qualified deferred compensation plan liabilities since we cannot predict with reasonable reliability the timing of cash disbursements to plan participants (see Note 4 “Deferred Compensation” to the Notes to Consolidated Financial Statements).

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Purchase orders or contracts for the purchase of supplies, services and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies, services or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, in most instances, the obligations under these contracts are not significant and the contracts contain clauses allowing for cancellation without significant penalty. In addition, we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenue, was $17.1 million in fiscal 2009, $14.9 million in fiscal 2008, and $16.8 million in fiscal 2007.

Principal commitments at January 31, 2009 shown above consist of obligations under operating leases for facilities and computer equipment, IT infrastructure costs, marketing costs and contractual software development services. Purchase commitments also include $21.7 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time elapses during the five-year contract period.

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

Issuer Purchases of Equity Securities

Our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 164.0 million shares. The purpose of the stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. There were no repurchases of our common stock during the three months ended January 31, 2009; during the year ended January 31, 2009 we repurchased 8.0 million shares of our common stock. At January 31, 2009, 16.1 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 7, “Shareholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2009 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Compensation

As of January 31, 2009, we maintained two active stock option plans for the purpose of granting stock options to employees and non-employee members of our Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are six expired or terminated plans with options outstanding, including the 2006 Employee Stock Plan (“2006 Plan”), which was replaced by the 2008 Employee Stock Plan in March 2008.

The 2008 Plan was approved by our stockholders in November 2007. Under this plan, 16.5 million shares of our common stock, and 0.48 million shares that remained available for issuance under the 2006 Plan upon its expiration, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock units. At January 31, 2009, 13.4 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011. The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At January 31, 2009, 0.8 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

Our stock option program is broad-based and designed to promote long-term retention. Essentially all of our employees participate. Approximately 90% of the options we granted during fiscal 2009 were awarded to employees other than our CEO, CFO and the three other most highly compensated officers for fiscal 2009, which we refer to as our Named Executive Officers. Options granted under the 2008 Plan and the 2000 Plan vest over periods ranging from one to four years and expire within four to seven years of the date of grant. During fiscal 2009 and 2008, the exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

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

For further information concerning Autodesk’s policies and procedures regarding the use of stock options, see ”Compensation Discussion and Analysis” incorporated herein by reference to the section entitled “Executive Compensation,” in our Proxy Statement for our fiscal year 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 31, 2009.

In addition to our stock option plans, our employees are also eligible to participate in Autodesk’s 1998 Employee Qualified Stock Purchase Plan (“ESP Plan”). Eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the plan agreement. At January 31, 2009, 24.8 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total outstanding shares plus any shares repurchased by Autodesk during the prior fiscal year. We typically issue shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018.

On August 17, 2006, we disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of our historical stock option granting practices and related accounting issues. Due to this review, Autodesk was not current with its reporting obligations under the Securities Exchange Act of 1934 until June 2007, and suspended contributions and purchases under the ESP Plan during the third quarter of fiscal 2007 and the first quarter of fiscal 2008. On September 18, 2006, our Board of Directors approved an amendment to our ESP Plan which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million to non-executive employees enrolled in the ESP Plan at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid. On March 22, 2007, our Board of Directors approved an amendment, which superseded the September 18, 2006 amendment, which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007, unless they elected not to participate. In June 2007, we became current with our financial filings and resumed employee contributions to the ESP Plan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency forward and option contracts to manage our foreign currency exposures that exist as part of our ongoing business operations. Prior to the quarter ended October 31, 2008 such contracts did not extend beyond the current quarter; however, beginning in the third quarter of fiscal 2009 we entered into longer-term hedging contracts. We have expanded our foreign currency cash flow hedge program beyond one quarter, and as of January 31, 2009 have open contracts to hedge expected cash flows for one to 12 months in the future in order to reduce foreign currency volatility. Contracts are primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $276.7 million and $131.8 million at January 31, 2009 and 2008, respectively.

We utilize foreign currency option collar and forward contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2009 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2009 would increase the fair value of our forward exchange and option contracts by $25.7 million. A hypothetical 10% depreciation of the dollar from its value at January 31, 2009 would decrease the fair value of our forward exchange and option contracts by $19.7 million. The results of the sensitivity analysis performed on our hedging portfolio as of January 31, 2008 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2008 would have increased the fair value of our forward exchange and option contracts by $3.9 million and a hypothetical 10% depreciation of the dollar from its value at January 31, 2008 would have decreased the fair value of our forward exchange and option contracts by $2.8 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate sensitivity

At January 31, 2009, we had an investment portfolio of fixed income securities and short term mutual fund balances of $63.5 million. At January 31, 2008, we had an investment portfolio of fixed income securities and short term mutual fund balances of $31.4 million. The short-term mutual fund balances included $19.9 million at January 31, 2009 and $26.7 million at January 31, 2008 of amounts held in a rabbi trust under deferred compensation arrangements. See Note 4, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion.

Interest rate movements affect the interest income we earn on cash equivalents and short-term investments. Assuming an average investment balance of $694.2 million in 2009, if interest rates were to increase (decrease) by 10%, this would result in a $0.3 million increase (decrease) in annual interest income. Further, at January 31, 2009 we held $71.1 million in Money Market Funds, Mutual Funds, Bank Term Deposits and Auction Rate Securities which by their structure are not directly susceptible to valuation changes due to increases or decreases in interest rates.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended January 31,
	2009	2008	2007
	(in millions, except per share data)
Net revenue:
License and other	$1,603.4	$1,618.6	$1,415.9
Maintenance	711.8	553.3	423.9

Total net revenue	2,315.2	2,171.9	1,839.8

Costs of revenue:
Cost of license and other revenue	210.2	199.1	209.0
Cost of maintenance revenue	8.9	8.6	8.7

Total cost of revenue	219.1	207.7	217.7

Gross profit	2,096.1	1,964.2	1,622.1
Operating expenses:
Marketing and sales	900.7	847.7	700.4
Research and development	576.1	490.5	410.6
General and administrative	205.7	180.4	161.4
Impairment of goodwill and intangibles	128.9	—	—
Restructuring	40.2	—	—

Total operating expenses	1,851.6	1,518.6	1,272.4

Income from operations	244.5	445.6	349.7
Interest and other income, net	8.0	24.4	16.8

Income before income taxes	252.5	470.0	366.5
Provision for income taxes	(68.9)	(113.8)	(76.8)

Net income	$183.6	$356.2	$289.7

Basic net income per share	$0.81	$1.55	$1.26

Diluted net income per share	$0.80	$1.47	$1.19

Shares used in computing basic net income per share	225.5	230.3	230.7

Shares used in computing diluted net income per share	230.1	242.0	243.2

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	January 31, 2008
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$917.6	$917.9
Marketable securities	63.5	31.4
Accounts receivable, net	316.5	386.5
Deferred income taxes	31.1	98.1
Prepaid expenses and other current assets	59.3	47.9

Total current assets	1,388.0	1,481.8
Marketable securities	7.6	8.4
Computer equipment, software, furniture and leasehold improvements, net	120.6	80.2
Purchased technologies, net	113.3	64.4
Goodwill	542.5	443.4
Deferred income taxes, net	125.7	54.6
Other assets	123.0	79.4

	$2,420.7	$2,212.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.4	$79.3
Accrued compensation	124.3	146.2
Accrued income taxes	16.7	14.4
Deferred revenues	438.8	400.7
Borrowings under line of credit	52.1	—
Other accrued liabilities	105.8	89.7

Total current liabilities	800.1	730.3
Deferred revenues	113.3	105.4
Long term income taxes payable	116.9	86.5
Long term deferred income taxes	22.7	3.3
Other liabilities	57.0	56.2
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 million shares authorized; none issued or outstanding at January 31, 2009 and 2008	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 million shares authorized; 226.4 million shares outstanding at January 31, 2009 and 230.0 million shares outstanding at January 31, 2008	1,080.4	998.3
Accumulated other comprehensive income (loss)	(11.2)	13.8
Retained earnings	241.5	218.4

Total stockholders’ equity	1,310.7	1,230.5

	$2,420.7	$2,212.2

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2009	2008	2007
	(in millions)
Operating Activities
Net income	$183.6	$356.2	$289.7
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	26.9	5.5	—
Depreciation and amortization	91.8	61.3	53.5
Stock-based compensation expense	89.5	99.3	94.3
Tax benefits from employee stock plans	—	—	5.1
Impairment of goodwill and intangibles	128.9	—	—
Restructuring related charges, net	38.9	—	1.1
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	81.8	(78.3)	(39.8)
Deferred income taxes	(13.8)	56.5	40.1
Prepaid expenses and other current assets	(7.8)	(13.6)	11.0
Accounts payable and accrued liabilities	(93.6)	81.4	2.4
Deferred revenues	40.8	125.6	107.1
Accrued income taxes	26.9	14.6	12.1

Net cash provided by operating activities	593.9	708.5	576.6

Investing Activities
Purchases of short-term marketable securities	(118.6)	(727.0)	(345.0)
Sales of short-term marketable securities	75.0	799.1	325.2
Maturities of available-for-sale marketable securities	8.4	—	—
Business combinations, net of cash acquired	(364.5)	(114.5)	(52.5)
Capital and other expenditures	(78.4)	(43.3)	(35.3)
Acquisition of equity investment	—	—	(12.5)
Other investing activities	—	—	2.3

Net cash used in investing activities	(478.1)	(85.7)	(117.8)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	90.1	187.3	74.2
Repurchases of common stock	(256.6)	(563.0)	(154.4)
Proceeds from borrowings on line of credit	912.4	—	—
Repayments of borrowings on line of credit	(860.3)	—	—

Net cash used in financing activities	(114.4)	(375.7)	(80.2)

Effect of exchange rate changes on cash and cash equivalents	(1.7)	4.9	0.1

Net increase (decrease) in cash and cash equivalents	(0.3)	252.0	378.7
Cash and cash equivalents at beginning of year	917.9	665.9	287.2

Cash and cash equivalents at end of period	$917.6	$917.9	$665.9

Supplemental cash flow information:
Net cash paid during the period for income taxes	$63.4	$47.1	$14.7

Supplemental non-cash investing activity:
Increase in goodwill and corresponding change in other accrued liabilities resulting from adjustments to purchase accounting estimates	$2.8	$6.4	$2.5

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock and additional paid-in capital		Comprehensive Income	Accumulated other comprehensive income (loss)	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balances, January 31, 2006	229.6	$803.8		$(7.4)	$(10.1)	$16.7	$803.0
Common shares issued under stock option and stock purchase plans	5.7	74.2					74.2
Compensation expense related to stock options		94.3					94.3
Reclassifications required by SFAS 123R		(10.8)			10.1		(0.7)
Tax benefits from employee stock plans		5.1					5.1
Comprehensive income:
Net income			$289.7			289.7	289.7
Foreign currency translation adjustment			3.8	3.8			3.8

Comprehensive income			$293.5

Repurchase and retirement of common shares	(4.2)	(58.3)				(96.1)	(154.4)

Balances, January 31, 2007	231.1	908.3		(3.6)	—	210.3	1,115.0
Cummulative effect of the adoption of FIN 48		(1.4)				26.4	25.0
Common shares issued under stock option and stock purchase plans	11.0	187.3					187.3
Compensation expense related to stock options		99.3					99.3
Tender offer		(4.4)					(4.4)
Tax benefits from employee stock plans		(2.3)					(2.3)
Comprehensive income:
Net income			$356.2			356.2	356.2
Other comprehensive income, net of tax:
Change in unrealized loss on available-for-sale securities			(0.4)
Foreign currency translation adjustment			17.8

Other comprehensive income			17.4	17.4			17.4

Comprehensive income			$373.6

Repurchase and retirement of common shares	(12.1)	(188.5)				(374.5)	(563.0)

Balances, January 31, 2008	230.0	998.3		13.8	—	218.4	1,230.5
Common shares issued under stock option and stock purchase plans	4.4	90.1					90.1
Compensation expense related to stock options		89.5					89.5
Tax benefits from employee stock plans		(1.4)					(1.4)
Comprehensive income:
Net income			$183.6			183.6	183.6
Other comprehensive income, net of tax:
Net gain (loss) on derivative instruments, net of tax			(0.2)
Change in unrealized loss on available-for-sale securities			0.4
Foreign currency translation adjustment			(25.2)				—

Other comprehensive income			(25.0)	(25.0)			(25.0)

Comprehensive income			$158.6

Repurchase and retirement of common shares	(8.0)	(96.1)				(160.5)	(256.6)

Balances, January 31, 2009	226.4	$1,080.4		$(11.2)	$—	$241.5	$1,310.7

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009

(Tables in millions of dollars, except share and per share data, unless otherwise indicated)

Note 1.    Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is one of the world’s leading design software and services companies, offering customers progressive business solutions through powerful technology products and services. The Company helps customers in the architectural, engineering, construction, manufacturing, geospatial mapping and digital media and entertainment markets. The Company’s state of the art software products enable its customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities give Autodesk’s customers the flexibility to optimize and improve their designs before they actually begin the building process, helping save time and money, improving quality and fostering innovation. Autodesk software products are sold globally, both directly to customers and through a network of resellers and distributors.

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

Examples of significant estimates and assumptions made by management involve the determination of the fair value of financial instruments, fair value of long-lived assets, goodwill and other intangible assets, the fair value of stock awards to employees and directors (see “Employee Stock-Based Compensation” within this Note 1 and Note 2, “Employee and Director Benefit Plans,” for further discussion), product returns reserves, partner incentive accruals, allowance for doubtful accounts, tax accruals, the realizability of deferred tax assets and legal settlement reserves.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forwards and Options

Under its risk management strategy, Autodesk uses derivative instruments to manage its exposures to fluctuations in foreign currency exchange rates, which exist as part of ongoing business operations. Autodesk had 46 outstanding foreign currency option and forward contracts as of January 31, 2009. Autodesk’s general practice is to use forward and option contracts to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. Prior to the quarter ended October 31, 2008, these foreign currency instruments hedged revenue and expense within the same quarter. However, effective with the quarter ended October 31, 2008, Autodesk expanded its cash flow hedge program to include forecasted revenue and expenses for periods beyond one quarter, and as of January 31, 2009 has open contracts to hedge expected cash flows for one to 12 months in the future. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes. It is Autodesk’s policy that all of the Company’s foreign currency contracts are with counterparties that have a high investment grade rating.

Autodesk utilizes foreign currency option collar contracts and forwards to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These option and forward contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue or operating expenses are recognized. The cost of these foreign currency option collars is recorded as “Interest and other income (expense), net” in the Company’s Consolidated Statements of Income.

Gains and losses, if any, from the effective portion of the option contracts and certain forward contracts, as determinable under SFAS 133, are recognized as net revenue or operating expense, while the ineffective portion of the option contract or forward is recorded in “Interest and other income (expense), net.” The notional amount of these options and forward contracts was $276.7 million and $131.8 million at January 31, 2009 and 2008, respectively, and the critical terms were generally the same as those of the underlying exposure. There were $14.7 million net settlement losses recorded during the year ended January 31, 2009; there were no net settlement losses recorded during the years ended January 31, 2008 and 2007. There were $23.2 million, $0.2 million and $0.2 million net settlement gains recorded during the years ended January 31, 2009, 2008 and 2007, respectively. The cost of the options, which was recorded in “Interest and other income (expense) net,” was $4.8 million, $0.7 and $0.6 million during the years ended January 31, 2009, 2008 and 2007, respectively. The net effective portion of the Company’s cash flow hedges included in other comprehensive income as of January 31, 2009, after tax effect, was $0.2 million, and will be recognized as net revenue or operating expense when the corresponding hedged transactions is recognized in fiscal 2010.

In addition to the cash flow hedges described above, Autodesk uses forward contracts to reduce the exchange rate risk associated primarily with receivables and payables. These forward contracts, which are generally not designated as hedging instruments under SFAS 133, are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $28.3 million and $66.9 million at January 31, 2009 and 2008, respectively. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted are classified as current assets. Auction rate securities with an estimated fair value of $7.6 million at January 31, 2009 are classified as non-current marketable securities; for additional information see Note 12, “Financial Instruments.”

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

All of Autodesk’s available-for-sale marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk recorded $5.9 million of other-than-temporary impairment charges through interest and other income, net during fiscal year 2009. Autodesk recorded $0.6 million of unrealized loss, which was considered temporary, through other comprehensive income during fiscal year 2008. No impairment charges were recorded on any investments during the fiscal year ended 2007. For additional information, see “Concentration of Credit Risk” within this Note 1, and Note 12, “Financial Instruments.”

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2009	2008
Trade accounts receivable	$351.7	$439.0
Less: Allowance for doubtful accounts	(8.6)	(7.8)
Product returns reserve	(12.5)	(14.4)
Partner programs and other reserves	(14.1)	(30.3)

Accounts receivable, net	$316.5	$386.5

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

Partner program and other reserves are primarily related to partner incentives that use quarterly attainment monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period.

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

security and issuer. Approximately 12% and 21% of Autodesk’s consolidated cash, cash equivalents and marketable securities were held by Autodesk in the United States at January 31, 2009 and 2008, respectively. Cash held in the Other Americas; Europe, Middle East and Africa; and Asia Pacific regions accounted for 4%, 45% and 39% of total consolidated cash, cash equivalents and marketable securities, respectively, at January 31, 2009. Cash held in the Other Americas; Europe, Middle East and Africa; and Asia Pacific regions accounted for 1%, 42% and 36% of total consolidated cash, cash equivalents and marketable securities, respectively, at January 31, 2008.

Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). The Company’s cash and cash equivalents are held by diversified financial institutions globally, and the portion of Autodesk’s cash and cash equivalents held by Citibank has been significantly reduced during the fourth quarter of fiscal 2009. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of Autodesk’s $250.0 million U.S. line of credit facility. Recently, Citibank, like many financial institutions, has obtained government assistance.

At January 31, 2009, Autodesk’s investment portfolio included money market funds with an estimated fair value of $33.3 million (on a cost basis of $37.8 million) and auction rate securities with an estimated fair value of $7.6 million (on a cost basis of $9.0 million). See Note 12, “Financial Instruments,” for further discussion of Autodesk’s financial instruments including its auction rate securities.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; Europe, Middle East and Africa; and Asia Pacific regions. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In fiscal 2009, 2008 and 2007, total sales to Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 14%, 14% and 12% of Autodesk’s consolidated net revenue, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business and Other segment and are for sales made outside of the United States. In addition, Tech Data accounted for 12% and 14% of trade accounts receivable at January 31, 2009 and 2008, respectively.

Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Depreciation expense was $55.8 million in fiscal 2009, $33.9 million in fiscal 2008 and $31.0 million in fiscal 2007.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2009	2008
Computer software, at cost	$135.0	$127.4
Computer hardware, at cost	103.1	87.9
Leasehold improvements, land and buildings, at cost	115.0	71.1
Furniture and equipment, at cost	41.6	32.7

	394.7	319.1
Less: Accumulated depreciation	(274.1)	(238.9)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$120.6	$80.2

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

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a one year period, if material. Autodesk had no capitalized software development costs at January 31, 2009 and January 31, 2008.

Purchased Technologies, Net

Purchased technologies are amortized over the estimated economic life of the product, which ranges from one to seven years. Amortization expense, which is included as a component of cost of revenue, was $26.3 million in fiscal 2009, $15.9 million in fiscal 2008 and $12.9 million in fiscal 2007.

Purchased technologies and related accumulated amortization at January 31 were as follows:

	2009	2008
Purchased technologies	$302.4	$227.5
Less: Accumulated amortization	(189.1)	(163.1)

Purchased technologies, net	$113.3	$64.4

The weighted average amortization period for purchased technologies acquired during fiscal 2009 was 5.3 years.

Expected future amortization expense for purchased technologies for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
2010	$33.1
2011	30.3
2012	23.3
2013	13.6
2014	9.1
Thereafter	3.9

Total	$113.3

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in the fourth quarter or more often if and when circumstances indicate potential

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models which include assumptions regarding reportable segments’ projected future cash flows (“Income Approach”) and corroborates it with the estimated consideration which Autodesk would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on the conclusion as to whether goodwill is impaired or the amount of the impairment charge. Impairment charges, if any, result from instances where the fair value of net assets associated with goodwill are less than their carrying values.

During the three months ended January 31, 2009, revenue and cash flow projections for all reportable segments decreased substantially as the global economy worsened. The decrease in revenue projections for the Media and Entertainment (“M&E”) segment significantly reduced discounted future cash flows, resulting in an estimate of the fair value of goodwill that was below its carrying value.

As a result of the impairment testing, the carrying value of the M&E goodwill was deemed to exceed the allocated fair value and Autodesk recorded a $128.2 million goodwill impairment charge associated with the M&E segment affecting the fourth quarter of fiscal 2009. The M&E segment was the only segment which had a current fair value that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. There was no impairment of goodwill during the years ended January 31, 2008 and 2007.

The changes in the carrying amount of goodwill during the years ended January 31, 2009 and 2008 are as follows:

	Platform Solutions and Emerging Business and Other	Architecture, Engineering and Construction	Manufacturing Solutions	Media and Entertainment	Total
Balance as of January 31, 2007	$1.6	$163.3	$94.9	$95.5	$355.3
Addition arising from Robobat acquisition	—	25.9	—	—	25.9
Addition arising from NavisWorks acquisition	—	9.3	—	—	9.3
Additions arising from other acquisitions	—	2.3	35.8	12.2	50.3
Effect of foreign currency translation, purchase accounting adjustments and other	—	—	2.6	—	2.6

Balance as of January 31, 2008	1.6	200.8	133.3	107.7	443.4
Addition arising from Moldflow acquisition	—	—	124.9	—	124.9
Addition arising from Softimage acquisition	—	—	—	21.0	21.0
Addition arising from ALGOR acquisition	—	—	16.4	—	16.4
Additions arising from other acquisitions	34.7	13.7	4.2	18.8	71.4
Impairment	—	—	—	(128.2)	(128.2)
Effect of foreign currency translation, purchase accounting adjustments and other	—	(5.1)	(3.0)	1.7	(6.4)

Balance as of January 31, 2009	$36.3	$209.4	$275.8	$21.0	$542.5

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocation during fiscal 2009 and 2008.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. Autodesk recorded a $0.7 million impairment of long-lived assets associated with its Architecture, Engineering and Construction (“AEC”) segment during fiscal 2009 and $0.9 million of fixed assets impairment due to the restructuring of certain leased facilities in fiscal 2009. See Note 14, “Restructuring Reserves,” for further information regarding the long-lived assets impairment recorded as part of Autodesk’s restructuring plan. There was no impairment of long-lived assets during the years ended January 31, 2008 and 2007.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and acquired intangibles. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount “more likely than not” expected to be realized in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”

Employee Stock-Based Compensation

Autodesk accounts for share-based awards in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all stock-based payments to employees and directors, including grants of stock options and purchases related to an employee stock purchase plan (“ESP Plan”), using a fair-value based method, and the recording of such expense in Autodesk’s Consolidated Statements of Income. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for fiscal 2009, 2008 and 2007, which was recorded as follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
Cost of license and other revenue	$3.6	$5.0	$5.4
Marketing and sales	39.2	43.1	41.9
Research and development	29.3	32.4	30.1
General and administrative	17.4	18.8	16.9

Stock-based compensation expense related to employee options and employee stock purchases	89.5	99.3	94.3
Tax benefit	(21.6)	(21.0)	(22.8)

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$67.9	$78.3	$71.5

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Fiscal Year Ended January 31, 2009		Fiscal Year Ended January 31, 2008		Fiscal Year Ended January 31, 2007
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.37 – 0.55	0.36 – 0.41	0.33 – 0.36	0.29 – 0.34	0.36 – 0.39	0.37 – 0.40
Range of expected lives (in years)	2.6 – 4.0	.050 – 2.00	2.6 – 4.2	0.3 – 2.0	2.5 – 4.4	0.5 – 2.0
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Range of risk-free interest rates	1.01 – 3.40%	1.29 – 1.85%	3.07 – 5.11%	3.98 – 5.06%	4.58 – 5.13%	4.67 – 5.01%
Expected forfeitures	13.6%	13.6%	13.0%	13.0%	13.1%	7.0%

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

Autodesk did not pay cash dividends in fiscal 2009, 2008 or 2007 and does not currently anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model.

The risk-free interest rate used in the Black-Scholes-Merton option pricing model for options granted under the Company’s stock option plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

In addition to the assumptions used in the Black-Scholes-Merton option pricing model, SFAS 123R requires that the Company recognize expense only for the awards that are ultimately expected to vest. Therefore, Autodesk estimates the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all share-based awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

As a result of the Company’s voluntary review of its historical stock option grant practices, it was determined that certain stock options had been issued by the Company with exercise prices below the fair value of the stock at the time of grant (“discounted options”). Under Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and a comparable provision of the California tax code, adverse tax consequences to employees may arise as a result of the exercise of these discounted stock options. In order to alleviate adverse tax consequences to Autodesk employees, the Company informed affected employees that it would participate in

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

409A compliance programs offered by these tax jurisdictions. These compliance programs allow the Company to pay the taxes due on these discounted options on behalf of its employees. During the first quarter of fiscal year 2008, Autodesk’s Board of Directors approved the payment of these taxes. As a result, the Company recorded $13.7 million of employee tax expenses during fiscal 2008.

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

For multiple element arrangements that include software products, Autodesk allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of the undelivered element, revenue recognition is deferred on the entire sales arrangement until all elements for which we do not have VSOE are delivered. Revenue recognition for significant lines of business is discussed further below.

Autodesk’s assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If collection is not probable, the revenue will be deferred until the earlier of when collection is deemed probable or cash is received.

License and other revenue are comprised of two components: (1) all forms of product license revenue and (2) other revenue:

All Forms of Product License Revenue

Product license revenue includes: software license revenue from the sale of new seat licenses, upgrades and crossgrades, product revenue for Advanced Systems sales wherein software is bundled with hardware components, and revenue from on-demand collaboration software and service. Revenue from upgrades is generated under the Autodesk upgrade program and Autodesk crossgrade program. Autodesk’s existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at the time of upgrade that is based on the number of versions being upgraded. An existing customer also has the option to upgrade to an industry-specific or 3D product, which generally has a higher price, for a premium fee; this is referred to as a crossgrade.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance Revenue

Maintenance revenue consists of revenue from the Company’s maintenance program. Under this program, customers are eligible to receive unspecified upgrades when-and-if-available, downloadable training courses and on-line support. Autodesk recognizes maintenance revenue from its maintenance program ratably over the maintenance service contract periods.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $16.4 million in fiscal 2009, $27.6 million in fiscal 2008 and $21.8 million in fiscal 2007.

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of the dilutive effect of stock options and the weighted average number of common shares outstanding. Autodesk has no potentially dilutive securities other than stock options.

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to Autodesk’s current consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative and hedging activities in an effort to improve the transparency of financial reporting. This statement is effective for Autodesk’s fiscal year beginning February 1, 2009. Because SFAS 161 only requires additional disclosure, its adoption will not affect our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). Specifically, the revision establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in its financial statements. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date,

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset with an indefinite useful life. This statement applies to acquisitions that occur beginning with Autodesk’s fiscal year beginning February 1, 2009, and has been adopted on a prospective basis, with the exception of the income tax impact, which will be applied retrospectively to acquisitions that closed prior to February 1, 2009. The impact of SFAS 141R on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement is effective for Autodesk’s fiscal year beginning February 1, 2009. Autodesk does not believe the adoption of SFAS 160 will have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Autodesk adopted this statement as of February 1, 2008. The adoption of SFAS 159 did not have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. Autodesk adopted the statement for financial assets and liabilities as of February 1, 2008. The remainder of the statement, which pertains to nonfinancial assets and liabilities, is effective as of February 1, 2009 for Autodesk’s 2010 fiscal year. Autodesk believes the adoption of the remaining aspects of SFAS 157 will not have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 was effective October 10, 2008 and did not have an impact on Autodesk upon adoption. See Note 12, “Financial Instruments,” for information and related disclosures regarding Autodesk’s fair value measurements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation. Specifically, certain general and administrative expenses were reclassified to cost of license and other revenue, marketing and sales, and research and development expenses due to a change in the Company’s cost allocation methodology:

	Fiscal year ended January 31,
	2008	2007
Cost of license and other revenue	$0.8	$1.1
Marketing and sales	5.0	4.3
Research and development	5.2	4.3
General and administrative	(11.0)	(9.7)

There was a reclassification totaling $16.2 million from current other accrued liabilities to non-current other liabilities. See Note 4. “Deferred Compensation” for additional information regarding this reclassification.

Note 2.    Employee and Director Benefit Plans

Stock Option Plans

As of January 31, 2009, Autodesk maintained two active stock option plans for the purpose of granting stock options to employees and to non-employee members of Autodesk’s Board of Directors, the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are six expired or terminated plans with options outstanding, including the 2006 Stock Plan (“2006 Plan”), which was replaced by the 2008 Plan in March 2008.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007 and became effective in March 2008. Under this plan, 16.5 million shares of Autodesk common stock, and 0.48 million shares that remained available for issuance under the 2006 Stock Plan upon its expiration, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At January 31, 2009, 13.4 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011.

The 2000 Plan, which was approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At January 31, 2009, 0.8 million shares were available for future issuance. The 2000 Plan will expire in March of 2010.

Options granted under the 2008 Plan and the 2000 Plan vest over periods ranging from one to four years and generally expire within four to seven years from the date of grant. During fiscal 2009 and 2008, the exercise price of all stock options granted under these plans is equal to the fair market value of the stock on the grant date.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2009 is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2008	24,506	$28.75
Granted	6,001	31.11
Exercised	(2,233)	14.71
Forfeited	(1,011)	38.11
Expired	(445)

Options outstanding at January 31, 2009	26,818	$30.13

Options exercisable at January 31, 2009	15,325	$25.01

Options available for grant at January 31, 2009	14,242

The total pre-tax intrinsic value of options exercised was $46.7 million in fiscal 2009, $308.5 million in fiscal 2008, and $127.2 million in fiscal 2007. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during fiscal 2009, 2008 and 2007, calculated as of the stock option grant date using the Black-Scholes-Merton option pricing model, was $9.82, $14.41 and $13.25 per share, respectively. As of January 31, 2009, total compensation cost related to non-vested awards not yet recognized of $74.9 million is expected to be recognized over a weighted average period of 1.85 years.

The following table summarizes information about options outstanding and exercisable at January 31, 2009:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$ 0.20 – $14.40	5,609		$10.26		5,617		$10.25
$16.42 – $31.68	4,429		24.89		7,929		27.20
$32.33 – $38.00	2,383		36.42		5,993		35.41
$38.08 – $45.29	2,376		43.46		6,306		43.66
$47.24 – $49.80	528		48.20		973		48.60

	15,325	3.5	$25.01	$35.3	26,818	4.0	$30.13	$35.4

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $16.56 per share as of January 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through November 2015. At January 31, 2009, a total of 39.1 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option programs.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At January 31, 2009, a total of 24.8 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on March 31 and September 30 of each fiscal year. The provisions of this plan expire during fiscal 2018. Autodesk recorded $23.1 million, $31.2 million and $17.6 million of compensation expense associated with the ESP Plan in fiscal 2009, 2008 and 2007, respectively.

Autodesk issued 2.1 million shares at an average price of $27.32 per share in fiscal 2009, 0.8 million shares at an average price of $28.96 per share in fiscal 2008, and 0.8 million shares at an average price of $22.46 per share in fiscal 2007. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2009, 2008 and 2007, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $10.40, $16.77 and $12.21 per share respectively.

On August 17, 2006, Autodesk disclosed that the Audit Committee of the Board of Directors was conducting a voluntary review of Autodesk’s historical stock option granting practices and related accounting issues. Due to this review, Autodesk was not current with its reporting obligations under the Securities Exchange Act of 1934 until June 2007, and suspended contributions and purchases under the ESP Plan during the third quarter of fiscal 2007 and the first quarter of fiscal 2008. On September 18, 2006, Autodesk’s Board of Directors approved an amendment to the Company’s ESP Plan which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period, unless they elected not to participate. The Board of Directors also approved a one-time cash bonus of $8.8 million to non-executive employees enrolled in the ESP Plan at that date. This bonus approximated the profits employee participants would have made on the scheduled September 30, 2006 exercise date, had the purchases been made and the shares been sold on the next trading day at close of market, and was expensed as additional compensation expense at the time it was paid. On March 22, 2007, Autodesk’s Board of Directors approved an amendment, which superseded the September 18, 2006 amendment, which provided for active participant employees at the time of the suspension to become automatically enrolled in the next offering period ending in September 2007, unless they elected not to participate. In June 2007, the Company became current with its financial filings and resumed employee contributions to the ESP Plan.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2009 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	25,302	$31.31	39,061	(2)
Equity compensation plans not approved by security holders(3)	1,630	9.73	—

Total	26,932	$30.00	39,061

(1)	Included in these amounts are 0.1 million securities available to be issued upon exercise of outstanding options with a weighted-average exercise price of $2.53 per share related to equity compensation plans assumed in connection with previous business mergers and acquisitions.
(2)	Included in this amount are 24.8 million securities available for future issuance under Autodesk’s ESP Plan.
(3)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $7.8 million in fiscal 2009, $8.6 million in fiscal 2008, and $7.5 million in fiscal 2007. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $14.1 million in fiscal 2009, $10.3 million in fiscal 2008 and $7.9 million in fiscal 2007. Autodesk also has defined benefit plans in certain foreign countries where required by statute. These plans were not material for disclosure in accordance with the standards of SFAS 158.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2009	2008	2007
Federal:
Current	$20.9	$5.4	$—
Deferred	0.7	50.0	38.9
State:
Current	5.9	2.0	1.3
Deferred	(0.7)	10.4	(1.0)
Foreign:
Current	54.2	50.4	27.5
Deferred	(12.1)	(4.4)	10.1

	$68.9	$113.8	$76.8

During fiscal 2009, the Company reduced its current federal and state taxes payable by $2.7 million primarily related to excess tax benefits from non-qualified stock options, offsetting additional paid-in capital. Pursuant to footnote 82 of SFAS 123R, the Company has unrecorded excess stock option tax benefits of $144.8 million as of January 31, 2009 relating to fiscal years 2009, 2008 and 2007 in the amounts of $13.8 million, $91.4 million and $39.6 million, respectively. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $298.5 million in fiscal 2009, $425.3 million in fiscal 2008, and $354.1 million in fiscal 2007.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2009	2008	2007
Income tax provision at statutory rate	$88.3	$164.5	$128.3
Foreign income taxed at rates different from the U.S. statutory rate	(55.6)	(64.7)	(46.9)
Non-deductible stock-based compensation	11.8	15.8	12.8
Tax benefit from closure of income tax audits and other decreases in FIN 48 reserves	(6.2)	(3.0)	(12.4)
Research and development tax credit benefit	(6.9)	(5.8)	(5.6)
Extraterritorial income exclusion	—	0.6	(5.0)
State income tax expense (benefit), net of the Federal benefit	(1.5)	3.6	2.5
Officer compensation in excess of $1.0 million	0.2	0.7	0.2
Goodwill impairment	30.6	—	—
Non-deductible in-process research and development charge	7.0	—	—
Other	1.2	2.1	2.9

	$68.9	$113.8	$76.8

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2009	2008
Research and development tax credit carryforwards	$45.8	$79.6
Tax loss carryforwards	12.4	10.7
Foreign tax credit carryforwards	0.7	44.1
Nonqualified stock options	49.9	32.7
Accrued compensation and benefits	31.9	31.5
Other accruals not currently deductible for tax	13.4	9.3
Fixed assets	14.2	7.4
Capitalized research and development expenditures	5.2	6.3
Purchased technology and capitalized software	21.8	10.1
Reserves for product returns and bad debts	3.4	3.2
Other	5.7	5.9

Total deferred tax assets	204.4	240.8
Less: valuation allowance	(24.7)	(16.2)

Net deferred tax assets	179.7	224.6

Purchased technology and capitalized software	(22.0)	(3.3)
Unremitted earnings of foreign subsidiaries	(24.0)	(71.9)

Total deferred tax liability	(46.0)	(75.2)

Net deferred tax assets	$133.7	$149.4

Autodesk adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on February 1, 2007. As a result of the adoption of FIN 48, Autodesk recorded $25.0 million of unrecognized tax benefits, with a corresponding increase in the beginning balance of retained earnings of $26.4 million and a decrease to additional paid in capital of $1.4 million. Of the total retained earnings adjustment, $19.5 million related to previously disclosed tax benefits for goodwill and other intangible amortization.

The valuation allowance increased by $8.5 million, $8.8 million and $5.2 million in fiscal 2009, 2008 and 2007, respectively. The fiscal 2009 and fiscal 2008 increases were primarily related to Canadian deferred taxes, which Autodesk does not expect to realize based on the standard set forth in SFAS 109.

No provision has been made for Federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $763.9 million at January 31, 2009) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2009, the unrecognized deferred tax liability for these earnings was approximately $248.0 million.

Realization of the Company’s net deferred tax assets of $133.7 million is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Cash payments for income taxes were approximately $63.4 million in fiscal 2009, $47.1 million in fiscal 2008, and $14.7 million in fiscal 2007.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2009, Autodesk had $33.6 million of cumulative Federal tax loss carryforwards and $237.5 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These Federal and state tax loss carryforwards will expire beginning fiscal 2011 through fiscal 2029 and fiscal 2010 through fiscal 2028, respectively.

As of January 31, 2009, Autodesk had $57.2 million of cumulative Federal research tax credit carryforwards, $30.9 million of cumulative California state research tax credit carryforwards and $40.1 million of cumulative Canadian tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The Federal credit carryforwards will expire beginning fiscal 2012 through fiscal 2029, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2012 through fiscal 2029. Autodesk also has $77.7 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2018 through fiscal 2019.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates through fiscal 2019. The income tax benefits attributable to the tax status of these business arrangements are estimated to be $0.3 million ($0.001 basic net income per share) in fiscal 2009, $9.0 million ($0.04 basic net income per share) in fiscal 2008, and $15.0 million ($0.06 basic net income per share) in fiscal 2007.

During fiscal 2009, Autodesk recognized income tax benefits of approximately $6.1 million primarily related to closure of audits and other decreases in FIN 48 reserves with respect to fiscal 2002 through fiscal 2008.

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

As of January 31, 2009, the Company had $178.1 million of gross unrecognized tax benefits, of which $166.8 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	January 31,
	2009	2008
Gross unrecognized tax benefits at February 1, 2008	$152.4	$137.7
Increases for tax positions of prior years	1.2	2.7
Decreases for tax positions of prior years	(7.0)	—
Increases for tax positions related to the current year	34.5	15.5
Decreases for lapse of statute of limitations	(3.0)	(3.5)

Gross unrecognized tax benefits at January 31, 2009	$178.1	$152.4

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.4 million and $2.7 million, net of tax benefit, accrued for interest and zero accrued for penalties related to unrecognized tax benefits as of January 31, 2009 and January 31, 2008, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. The Company’s U.S. and state income tax returns for fiscal year 2003 through fiscal year 2009 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2009.

Note 4.    Deferred Compensation

At January 31, 2009, Autodesk had marketable securities totaling $71.1 million, of which $19.9 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The value of debt and equity securities held in the rabbi trust at January 31, 2009 and 2008 was $19.9 million and $26.7 million, respectively. The total related deferred compensation liability was $19.9 million at January 31, 2009, of which $1.2 million was classified as current and $18.7 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2008 was $26.7 million of which $18.2 million was classified as current and $8.5 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively. During the first quarter of fiscal 2009, Autodesk changed its method of estimating the maturity of the deferred compensation liability. Therefore, $16.2 million of the deferred compensation liability balance as of January 31, 2008 has been reclassified from current to non-current liabilities to conform to the current period presentation.

Note 5.    Borrowing Arrangements

As of January 31, 2009, Autodesk had $52.1 million of outstanding borrowings, which were recorded in “Borrowings under line of credit” on the balance sheet. This balance relates to two lines of credit, a U.S. line of credit and a China line of credit.

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain its financial covenants. Autodesk drew on the U.S. line of credit during fiscal 2009 due to temporary differences between cash needs and cash availability in the U.S. During fiscal 2009 Autodesk principally used the facility to fund the 8.0 million

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share stock repurchase and for the acquisition of Moldflow. Autodesk had $50.0 million of outstanding borrowings on this line of credit at January 31, 2009. This facility expires in August 2012.

Autodesk’s China line of credit facility permits unsecured short-term borrowings of up to $5.0 million, and is available for working capital needs. At January 31, 2009, Autodesk had $2.1 million of outstanding borrowings on this line of credit, which contains customary covenants. Autodesk drew on this line of credit due to temporary differences between cash needs and cash availability in China. The current China facility draw matures in May 2009. The China facility is a short-term revolving facility which may be canceled or called at any time with 30 days’ written notice.

The weighted average interest rate on Autodesk’s line of credit facilities was 1.01% at January 31, 2009. There were no outstanding balances on Autodesk’s line of credit facilities at January 31, 2008.

Note 6.    Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancellable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows:

2010	$62.2
2011	49.7
2012	33.5
2013	25.6
2014	13.5
Thereafter	43.4

227.9
Less: Sublease income	(3.8)

$224.1

Autodesk leases office space under arrangements expiring through 2023. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Autodesk leases computer equipment under arrangements expiring through 2015. Rent expense is recognized on a straight-line basis over the lease period. Rent expense was $73.1 million in fiscal 2009, $49.6 million in fiscal 2008, and $40.6 million in fiscal 2007.

Purchase commitments

Autodesk, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2009 were approximately $44.3 million for periods through fiscal 2012. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services. Of the total purchase commitments, $21.7 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time lapses during the five-year contract period.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Income, was $17.1 million in fiscal 2009, $14.9 million in fiscal 2008, and $16.8 million in fiscal 2007.

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

Legal Proceedings

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting: on November 20, 2006, the Company and certain of its current and former members of the Board were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in United States Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. The Campion lawsuit was consolidated into the Giles Case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and certain current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). The plaintiff in the Giles Case filed an amended complaint on December 3, 2007, and the plaintiff in the Koerner Case filed an amended complaint on December 7, 2007. The Koerner Case has been stayed pending the outcome of the Giles Case. On February 10, 2009, the court in the Giles Case entered judgment against the plaintiff and dismissed the case. The plaintiff in the Giles Case did not appeal the judgment. These actions are in the preliminary stages of the litigation and Autodesk cannot determine the final financial impact of these matters based on the facts known at this time. However, it is possible that an unfavorable resolution of the matters could occur and materially affect its future results of operations, cash flows or financial position in a particular period.

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

Note 7.    Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2009, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders. During fiscal 2009, Autodesk repurchased and retired 8.0 million shares at an average repurchase price of $32.06 per share, 12.1 million shares in fiscal 2008 at an average repurchase price of $46.43 per share, and 4.2 million shares in fiscal 2007 at an average repurchase price of $36.79 per share. Common stock and additional paid-in capital and retained earnings were reduced by $96.1 million and $160.5 million, respectively, for the year ended January 31, 2009, as a result of the stock repurchases. Because Autodesk was not current with its reporting obligations under the Securities Exchange Act of 1934 due to its voluntary review of its stock option grant practices, there were no repurchases of Autodesk common stock during the first quarter of fiscal 2008 or during the second half of fiscal 2007.

Between November 1999 and December 2004, the Board of Directors approved several plans to repurchase up to a total of 144.0 million shares of Autodesk common stock. In December 2007, the Board of Directors approved a plan to repurchase an additional 20.0 million shares of Autodesk common stock. Of the total 164.0 million shares approved for repurchase, 147.9 million shares had been repurchased and retired, and 16.1 million shares remained available for repurchase under this program as of January 31, 2009. In fiscal 2009, 2008, and 2007, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Interest and Other Income, net

Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2009	2008	2007
Interest and investment income, net	$13.6	$33.4	$18.6
Investment impairment	(5.9)	(4.0)	—
Loss on cost method investment	—	(5.0)	—
Loss from unconsolidated subsidiary	—	(3.4)	(4.3)
Other income	0.3	3.4	2.5

	$8.0	$24.4	$16.8

Note 9.    Comprehensive Income

The components of other comprehensive income, net of taxes, were as follows:

	January 31,
	2009	2008	2007
Net income	$183.6	$356.2	$289.7
Net unrealized gains on available-for-sale securities:
Net loss on derivative instruments, net of tax	(0.2)	—	—
Change in unrealized loss on available-for-sale securities, net of tax	0.4	(0.4)	—
Net change in cumulative foreign currency translation adjustment	(25.2)	17.8	3.8

Total comprehensive income	$158.6	$373.6	$293.5

Accumulated other comprehensive income (loss), net of taxes, was comprised of foreign currency translation adjustments of $(11.2) million, $13.8 million and $3.6 million at January 31, 2009, 2008 and 2007, respectively.

Note 10.    Net Income Per Share

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Fiscal Year Ended January 31,
	2009	2008	2007
Numerator:
Net income	$183.6	$356.2	$289.7

Denominator:
Denominator for basic net income per share—weighted average shares	225.5	230.3	230.7
Effect of dilutive common stock options	4.6	11.7	12.5

Denominator for dilutive net income per share	230.1	242.0	243.2

Basic net income per share	$0.81	$1.55	$1.26

Diluted net income per share	$0.80	$1.47	$1.19

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income per share does not include 15.8 million shares for fiscal 2009, 6.8 million shares for fiscal 2008 and 8.3 million shares for fiscal 2007 of common stock underlying stock options whose exercise price was above the annual average fair market value of Autodesk’s common stock. These shares were excluded in the computation of basic and diluted net income per share because they were anti-dilutive under the treasury stock method, in accordance with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

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

PSEB, consisting of Autodesk’s core platform, AutoCAD, underpins the Company’s design offerings for all industries. AutoCAD provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets and for AEC and MSD to offer tailored versions of AutoCAD for their markets. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s 2D horizontal products, AutoCAD and AutoCAD LT, as well as Autodesk’s 2D industry-specific product and AutoCAD Map 3D.

AEC solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, and construction. AEC solutions also support information needs across the project lifecycle. The segment’s solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, and collaborative project management software. BIM, a paradigm for building and civil engineering design, documentation and construction, enables users to exchange and analyze complex design and construction information in digital form, and through its use enables users to design and construct more environmentally sustainable or “green” projects through analysis of land use, drainage patterns, materials, quantities, energy use, and lighting in a virtual model. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Revit products, AutoCAD Architecture and AutoCAD Civil 3D.

MSD provides the manufacturing industry with comprehensive design, data management and digital prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in a simple 2D or 3D environment, and manage designs from the conceptual design phase through the manufacturing phase. MSD’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor products and AutoCAD Mechanical.

M&E is comprised of two product groups: Animation, including design visualization, and Advanced Systems. Animation products such as Autodesk 3ds Max and Autodesk Maya provide advanced tools for 3D modeling, animation, rendering solutions, and design visualization and visual effects production. Advanced Systems products provide color grading, editing, finishing and visual effects, media mastering and encoding technology and increase the productivity of creative professionals.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of Autodesk’s reportable segments distribute their respective products primarily through authorized resellers and distributors and, to a lesser extent, through direct sales to end-users.

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies.” Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 1, “Business and Summary of Significant Accounting Policies.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2009	2008	2007
Net revenue:
Platform Solutions and Emerging Business and Other	$1,017.7	$997.1	$878.9
Architecture, Engineering and Construction	524.6	480.0	382.4
Manufacturing Solutions	488.4	418.0	333.3
Media and Entertainment	262.1	258.6	234.6
Other(1)	22.4	18.2	10.6

	$2,315.2	$2,171.9	$1,839.8

Gross profit:
Platform Solutions and Emerging Business and Other	$965.4	$946.1	$827.5
Architecture, Engineering and Construction	486.7	445.1	351.2
Manufacturing Solutions	456.2	385.7	302.8
Media and Entertainment	199.9	192.2	146.7
Unallocated amounts(2)	(12.1)	(4.9)	(6.1)

	$2,096.1	$1,964.2	$1,622.1

Depreciation and amortization:
Platform Solutions and Emerging Business and Other	$2.4	$2.7	$2.9
Architecture, Engineering and Construction	2.1	2.0	1.4
Manufacturing Solutions	2.6	4.4	4.5
Media and Entertainment	2.5	2.8	2.7
Unallocated amounts	82.8	49.4	42.0

	$92.4	$61.3	$53.5

(1)	Other primarily consists of revenue from Autodesk’s Location Services division (see Note 15, “Subsequent Events”).
(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2009	2008	2007
Net revenue:
U.S.	$646.4	$682.0	$617.3
Other Americas	135.9	121.5	117.2

Total Americas	782.3	803.5	734.5

Europe, Middle East and Africa	1,003.4	875.5	687.5

Japan	213.2	183.1	167.8
Other Asia Pacific	316.3	309.8	250.0

Total Asia Pacific	529.5	492.9	417.8

Total net revenue	$2,315.2	$2,171.9	$1,839.8

	January 31,
	2009	2008
Long lived assets:(1)
U.S. operations	$744.3	$349.3
Other Americas	276.7	102.1

Total Americas	1,021.0	451.4

Neuchâtel, Switzerland	55.3	40.0
Other Europe, Middle East and Africa	677.9	700.5

Total Europe, Middle East and Africa	733.2	740.5

Asia Pacific	48.7	36.4

Consolidating eliminations	(903.5)	(560.9)

Total long-lived assets	$899.4	$667.4

(1)	Long-lived assets exclude deferred tax assets and marketable securities.

Note 12.    Financial Instruments

Fair Values of Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2009		January 31, 2008
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents	$917.6	$917.6	$917.9	$917.9
Marketable securities—short-term	68.0	63.5	31.4	31.4
Marketable securities—long-term	9.0	7.6	9.0	8.4
Foreign currency option contracts	2.4	2.1	0.2	0.2

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forwards and Options

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk’s general practice is to use forward and option contracts to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These foreign currency instruments have maturities between one to 12 months in the future. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Autodesk utilizes foreign currency option collar contracts or forwards to reduce the exchange rate impact on a portion of the net revenue or operating expenses of certain anticipated transactions. These option and forward contracts are designated and documented as cash flow hedges and qualify for hedge accounting treatment under SFAS 133. For cash flow hedges, derivative gains and losses included in comprehensive income are reclassified into earnings at the time the forecasted revenue or expense is recognized. The notional amount of these contracts was $276.7 million at January 31, 2009 and $131.8 million at January 31, 2008, and the critical terms were generally the same as those of the underlying exposure. Gains and losses, if any, from the effective portion of these contracts, as determinable under SFAS 133, are recognized as net revenue or operating expenses, while the ineffective portion of these contract is recorded in interest and other income, net. There were $14.7 million net settlement losses recorded during fiscal 2009; there were no net settlement losses recorded during fiscal 2008 and 2007. There were $23.2 million, $0.2 million and $0.2 million net settlement gains recorded during fiscal 2009, 2008 and 2007, respectively. For fiscal 2009, the amount reclassified to earnings from other comprehensive income was $8.4 million. In accordance with SFAS 133, unsettled contracts are recognized as either assets or liabilities on the balance sheet and recognized at fair value.

In addition to the cash flow hedges described above, forward contracts which are not designated as hedging instruments under SFAS 133, are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $28.3 million at January 31, 2009 and $66.9 million at January 31, 2008. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of Autodesk to the counterparties.

Amounts associated with the cost of the options, which were recorded in interest and other income, net, totaled $4.8 million, $0.7 million and $0.6 million during fiscal 2009, 2008 and 2007, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

Marketable securities include the following available-for-sale securities at January 31, 2009 and 2008:

	January 31, 2009
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term:
Mutual funds	$57.7	$—	$(4.5)	$53.2
Bank time deposits	10.3	—	—	10.3

	$68.0	$—	$(4.5)	$63.5

Long-term:
Taxable auction-rate securities	$9.0	$—	$(1.4)	$7.6

	$9.0	$—	$(1.4)	$7.6

	January 31, 2008
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term:
Mutual funds	$26.7	$—	$—	$26.7
Bank time deposits	4.7	—	—	4.7

	$31.4	$—	$—	$31.4

Long-term:
Taxable auction-rate securities	$9.0	$—	$(0.6)	$8.4

	$9.0	$—	$(0.6)	$8.4

The sales of available-for-sale securities in fiscal 2009, 2008 and 2007 resulted in no gross gains or losses. The cost of securities sold is based on the specific identification method. Proceeds from the sale and maturity of marketable securities were $83.4 million in fiscal 2009, $799.1 million in fiscal 2008 and $325.2 million in fiscal 2007.

At January 31, 2009, Autodesk had $35.1 million invested in The Reserve International Liquidity Fund and $2.7 million invested in The Reserve Primary Fund (collectively, the “Reserve Funds”). The fair value of the investment in the Reserve Funds was $33.3 million. In mid-September 2008, the net asset value of the Reserve Funds decreased below $1 per share. Accordingly, Autodesk recorded a $4.5 million other-than-temporary impairment charge in fiscal 2009 to recognize the estimated loss in these investments. At January 31, 2009, Autodesk’s investment portfolio included two auction rate securities with an estimated fair value of $7.6 million ($9.0 million cost basis). These auction rate securities have failed to settle in auctions since August 2007. The failed auctions resulted in the interest rate on these investments resetting at LIBOR plus 200 basis points, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so without a loss of principal unless a future auction on these investments is successful. In fiscal 2009 Autodesk recorded an other-than-temporary impairment of $1.4 million related to these investments. The impairment expense was recorded in “Interest and other income (expense), net” in the Consolidated Statements of Income. The Company will continue to evaluate its accounting for these investments quarterly.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the valuation of Autodesk’s investments and financial instruments, which were determined by fair value hierarchy at January 31, 2009:

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1):
Term deposits	$—	$340.0	$—	$340.0
Money market funds	—	63.5	—	63.5
US Treasury bills	25.0	—	—	25.0
Agencies	55.0	—	—	55.0
Commercial paper	—	206.1	—	206.1
Marketable securities:
Money market funds	—	—	33.3	33.3
Mutual funds	19.9	—	—	19.9
Bank time deposits	—	10.3	—	10.3
Taxable auction-rate securities	—	—	7.6	7.6
Foreign currency derivative contracts(2)	—	2.1	—	2.1

Total	$99.9	$622.0	$40.9	$762.8

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. A reconciliation of the change in Autodesk’s Level 3 items for the fiscal year ended January 31, 2009 was as follows:

	Fair Value Measurements Using (Level 3)
	Money Market Funds	Taxable Auction-Rate Securities	Total
Balance at January 31, 2008	$—	$8.4	$8.4
Transfers in to Level 3	106.4	—	106.4
Transfers out of Level 3	(68.6)	—	(68.6)
Total gains or losses (realized/unrealized):
Included in “Accumulated other comprehensive income (loss)”	—	0.6	0.6
Included in “Interest and other income (expense), net”	(4.5)	(1.4)	(5.9)

Balance at January 31, 2009	$33.3	$7.6	$40.9

The amount of total gains or losses for the period included in “Interest and other income (expense), net” attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(4.5)	$(1.4)	$(5.9)

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Business Combinations

The following acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations (“SFAS 141”). Accordingly, the results of operations of each acquisition are included in the accompanying Consolidated Statements of Income since the acquisition dates, and the related assets and liabilities were recorded based upon their relative fair values at their respective acquisition dates. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s Consolidated Financial Statements either individually or in the aggregate.

Fiscal 2009 Acquisitions

Moldflow

In June 2008, Autodesk acquired Moldflow Corporation (“Moldflow”), based in Framingham, Massachusetts. Moldflow software solutions are used for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added simulation and optimization capabilities to Autodesk’s digital prototyping solution portfolio. Autodesk acquired Moldflow for $22.00 per share, or approximately $183.5 million cash, net of cash acquired. The acquisition was structured as a cash tender offer for all the outstanding shares of Moldflow common stock, followed by a merger of an Autodesk subsidiary into Moldflow where Moldflow survived as a wholly-owned subsidiary of Autodesk. Autodesk incorporated Moldflow into Autodesk’s MSD segment.

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, was as follows:

Developed technologies (6 year useful life)	$33.1
Customer relationships (6 year useful life)	32.6
Trade name (6 year useful life)	6.9
In-process research and development	16.2
Goodwill	124.9
Deferred revenue	(3.0)
Restructuring reserve	(2.9)
Deferred tax assets	7.6
Deferred tax liabilities	(30.7)
Net tangible assets	94.5

$279.2

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to Moldflow of $16.2 million was expensed to research and development during fiscal 2009 on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with Moldflow’s existing customers. Trade name represents the estimated fair value of Moldflow’s trade name and trademarks. The $124.9 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Moldflow in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the beginning of fiscal 2011. Autodesk management approved a restructuring plan directly resulting from the Moldflow acquisition and involving the elimination of employees and consolidation of facilities (“Moldflow Restructuring Plan”). The total restructuring reserve established for this plan was reflected as an allocation item

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the total purchase price consideration of the acquisition. The Moldflow Restructuring Plan was established in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The total estimated cost of the Moldflow Restructuring Plan was $2.9 million for severance, outplacement and facilities consolidation costs.

Softimage

In November 2008, Autodesk acquired Softimage, based in Montreal, Canada. The Softimage acquisition provided 3D technology for the film, television and games markets. Autodesk acquired Softimage for approximately $35.1 million cash. Autodesk incorporated Softimage into Autodesk’s M&E segment.

Developed technologies (3 year useful life)	$4.0
Customer relationships (5 year useful life)	4.8
Trade name (4 year useful life)	1.0
In-process research and development	5.0
Goodwill	21.0
Net tangible assets	(0.7)

$35.1

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to Softimage of $5.0 million was expensed to research and development during fiscal 2009 on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with Softimage’s existing customers. Trade name represents the estimated fair value of Softimage’s trade name and trademarks. The $21.0 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is deductible for tax purposes.

ALGOR

In January 2009, Autodesk acquired ALGOR, Inc. (“ALGOR”), based in Pittsburgh, Pennsylvania. The ALGOR acquisition provided analysis and simulation tools that help mechanical engineers make products at a lower cost. The acquisition is expected to strengthen the Autodesk solution for digital prototyping with new advanced simulation functionality, including multiphysics, mechanical event simulation and fluid flow. Autodesk acquired ALGOR for approximately $30.4 million cash, net of cash acquired. Autodesk incorporated ALGOR into Autodesk’s MSD segment.

Developed technologies (5 year useful life)	$6.5
Customer relationships (7 year useful life)	7.3
Trade name (7 year useful life)	1.1
In-process research and development	3.9
Goodwill	16.4
Deferred revenue	(1.3)
Deferred tax assets	0.9
Deferred tax liabilities	(3.9)
Net tangible assets	3.8

$34.7

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to ALGOR of $3.9 million was expensed to research and development during fiscal 2009 on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships and agreements with ALGOR’s existing customers. Trade name represents the estimated fair value of ALGOR’s trade name and trademarks. The $16.4 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from ALGOR in connection with this acquisition. Autodesk estimates that these support and maintenance obligations will be substantially fulfilled by the beginning of fiscal 2011.

Other Fiscal 2009 Acquisitions

In addition, during the year ended January 31, 2009, Autodesk completed seven other acquisitions, including companies that designed, developed, manufactured and marketed artificial intelligence middleware, image-based creation software, building information modeling software, sustainable building design software, intelligent 3D urban modeling software and database oriented electrical computer-aided design software for approximately $115.4 million, net of cash acquired. Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows:

Developed technologies (2.5 - 7 year useful life)	$23.4
Customer relationships (5 - 7 year useful life)	15.0
Trade name (6 - 7 year useful life)	2.3
In-process research and development	1.8
Goodwill	71.4
Net tangible assets	3.8

$117.7

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. The total in-process research and development amount was recorded during fiscal 2009 in research and development on the Consolidated Statement of Income.

Fiscal 2008 Acquisitions

Robobat

In January 2008, Autodesk acquired Robobat S.A (“Robobat”), a privately held company headquartered in Grenoble, France. The acquisition was valued at $42.5 million. Robobat was incorporated into the AEC segment.

The addition of Robobat technology enabled Autodesk to develop structural analysis and detailing solutions that leverage the information at the heart of building information modeling (“BIM”) from design to fabrication. It also complemented Autodesk’s structural engineering software offerings and helped Autodesk provide a more complete set of well integrated solutions to the structural engineering industry.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s allocation of the purchase price consideration, based on a valuation of acquired assets and liabilities, is as follows:

Developed technologies (5 year useful life)	$8.4
Customer relationships (6 year useful life)	9.4
In-process research and development	1.8
Goodwill	27.6
Deferred revenue	(0.7)
Restructuring reserve	(0.9)
Net tangible assets	(3.1)

$42.5

In-process research and development represents incomplete Robobat research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date and was recorded during fiscal 2008 in research and development on the Consolidated Statement of Income.

Customer relationships represent the underlying relationships with Robobat’s existing customers. Goodwill represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, and is deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Robobat in connection with this acquisition. Autodesk management approved a restructuring plan directly resulting from the Robobat acquisition and involving the elimination of employees of Robobat (“Robobat Restructuring Plan”). The total restructuring reserve established for this plan was reflected as an allocation item in the total purchase price consideration of the acquisition. The Robobat Restructuring Plan was established in accordance with EITF 95-3. The total estimated cost of the Robobat Restructuring Plan was $0.9 million for severance and outplacement costs.

NavisWorks

In June 2007, Autodesk acquired NavisWorks (UK) Limited (“NavisWorks”), a privately-held company, for cash consideration of approximately $26.0 million and a note payable of $2.6 million due in June 2008. Autodesk incorporated NavisWorks into the AEC segment. NavisWorks provided 3D coordination, collaboration and sequencing in design and construction. This acquisition increased the interoperability of Autodesk’s 3D model-based design software by coordinating design information from multiple sources.

Management’s allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows:

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

Other Fiscal 2008 Acquisitions

In addition, during the year ended January 31, 2008, Autodesk completed eight other acquisitions for approximately $83.7 million, net of cash acquired. Management’s allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows:

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

Fiscal 2007 Acquisitions

Emerging Solutions, Inc. (“Constructware”)

In March 2006, Autodesk acquired Constructware, a privately-held company, for cash consideration of approximately $45.7 million. Autodesk incorporated Constructware’s collaborative technology solutions into the AEC segment. This acquisition provided on-demand communication and collaboration solutions and enabled Autodesk to expand its Buzzsaw collaborative project management solution with Constructware’s cost, bid and risk management capabilities.

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

Note 14.    Restructuring Reserves

During the fourth quarter of fiscal 2009, the Board of Directors approved a restructuring plan that will result in the elimination of approximately 750 positions and the consolidation of up to 27 offices worldwide with a total cost of $65.0 to $75.0 million (“Fiscal 2009 Plan”). This plan was designed to reduce operating expense levels to help achieve the Company’s targeted operating margins. Of the $65.0 to $75.0 million, $50.0 to $55.0 million is attributable to termination benefits including severance benefits, medical benefits and outplacement costs. In addition, approximately $15.0 to $20.0 million of the restructuring charges is attributable to lease termination costs, which include losses on operating leases as well as the impairment of related leasehold improvements and equipment. Autodesk recorded $40.2 million in restructuring charges related to the Fiscal 2009 Plan in the fourth quarter of fiscal 2009. The actions approved under the Fiscal 2009 Plan will be substantially completed by the end of the first half of fiscal 2010. The remaining outstanding lease termination costs relate to operating lease agreements expiring between fiscal 2010 and fiscal 2018.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2009 and 2008.

	Balance at January 31, 2008	Additions	Charges Utilized	Adjustments	Balance at January 31, 2009
Fiscal 2009 Plan
Lease termination and asset costs	$—	$2.8	$—	$—	$2.8
Employee termination costs	—	36.7	(1.3)	—	35.4

Fiscal 2002 Plan
Lease termination costs	4.2	—	(1.1)	—	3.1

Other
Lease termination costs	0.6	1.9	(0.8)		1.7
Employee termination costs	0.8	1.6	(1.5)	—	0.9

Total	$5.6	$43.0	$(4.7)	$—	$43.9

Current portion	$1.7				$38.4
Non-current portion	3.9				5.5

Total	$5.6				$43.9

	Balance at January 31, 2007	Additions	Charges Utilized	Adjustments	Balance at January 31, 2008
Fiscal 2002 Plan
Lease termination costs	$4.9	$0.3	$(0.9)	$(0.1)	$4.2

Other
Lease termination costs	1.0	0.1	(0.5)	—	0.6
Employee termination costs	0.1	0.9	—	(0.2)	0.8

Total	$6.0	$1.3	$(1.4)	$(0.3)	$5.6

Current portion	$1.5				$1.7
Non-current portion	4.5				3.9

Total	$6.0				$5.6

Note 15.    Subsequent Events

Divestiture of Location Services

In January 2009, Autodesk entered into an agreement to divest substantially all of the assets and liabilities of its Location Services division to a company controlled by Hale Capital Partners, a private equity firm, or its affiliates (“Hale”). The transaction closed on February 13, 2009. In exchange for the Location Services assets and liabilities, Autodesk received warrants to acquire up to a 15 percent interest in the newly formed entity; the warrants may only be exercised in the case of a liquidating event of the company which is currently controlled by Hale. At January 31, 2009, the Company had net liabilities held for sale of $0.3 million related to its Location Services division. The Location Services division’s net revenue was $22.4 million, $18.2 million and $10.6 million for fiscal 2009, 2008 and 2007, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2009 and 2008 is as follows:

2009	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$598.8	$619.5	$607.1	$489.8	$2,315.2
Gross profit	540.8	559.8	554.2	441.3	2,096.1
Income (loss) before income taxes	126.8	125.1	136.2	(135.6)	252.5
Net income (loss)	94.6	89.8	104.5	(105.3)	183.6
Basic net income (loss) per share	$0.42	$0.40	$0.46	$(0.47)	$0.81
Diluted net income (loss) per share	$0.41	$0.39	$0.45	$(0.47)	$0.80

2008	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$508.5	$525.9	$538.4	$599.1	$2,171.9
Gross profit	455.6	473.8	486.6	548.2	1,964.2
Income (loss) before income taxes	111.1	117.9	110.0	131.0	470.0
Net income (loss)	83.2	91.6	84.8	96.6	356.2
Basic net income (loss) per share	$0.36	$0.40	$0.37	$0.42	$1.55
Diluted net income (loss) per share	$0.34	$0.38	$0.35	$0.40	$1.47

Results for the fourth quarter of fiscal 2009 include a $128.9 million charge for goodwill and intangibles impairment, and a $40.2 million charge for restructuring. Results for the first, second, third and fourth quarters of fiscal 2009 include amortization of acquisition-related intangibles of $6.5 million, $28.5 million, $14.8 million and $23.7 million, respectively. Autodesk also recognized income tax benefits of $6.1 million during the fourth quarter of fiscal 2009 from closure of income tax audits and other decreases in FIN 48 reserves.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, “Business and Summary of Significant Accounting Policies,” and Note 3, “Income Taxes,” in the Notes to the Consolidated Financial Statements, Autodesk, Inc. changed its method of accounting for uncertain tax positions as of February 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 20, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 of Autodesk, Inc. and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 20, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, as of January 31, 2009, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

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

None.

PART III

Certain information required by Part III is omitted from this Report because the Registrant will file a definitive proxy statement pursuant to Regulation 14A for Registrant’s Annual Meeting of Stockholders to be held June 11, 2009, not later than 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”) and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 20, 2009 regarding our executive officers.

Name	Age	Position
Carl Bass	51	Chief Executive Officer, President and Interim Chief Financial Officer
George M. Bado	54	Executive Vice President, Sales and Services
Jan Becker	56	Senior Vice President, Human Resources and Corporate Real Estate
Jay Bhatt	40	Senior Vice President, Architecture, Engineering and Construction Solutions
Chris Bradshaw	46	Senior Vice President, Chief Marketing Officer
Moonhie Chin	51	Senior Vice President, Strategic Planning and Operations
Pascal W. Di Fronzo	44	Senior Vice President, General Counsel and Secretary
Amar Hanspal	45	Senior Vice President, Platform Solutions and Emerging Business
Robert Kross	55	Senior Vice President, Manufacturing Solutions
Marc Petit	44	Senior Vice President, Media and Entertainment

Carl Bass joined Autodesk in September 1993 and serves as Chief Executive Officer, President and Interim Chief Financial Officer. Mr. Bass was named Chief Executive Officer in May 2006, and Interim Chief Financial Officer in August 2008. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. Mr. Bass is also a director of McAfee, Inc.

George M. Bado joined Autodesk in October 2002 and serves as Executive Vice President, Sales and Services. From October 2004 to March 2007, Mr. Bado served as Senior Vice President, DSG Worldwide Sales and Consulting. From October 2002 to October 2004, Mr. Bado served as Vice President, DSG Worldwide Sales. Prior to joining Autodesk, Mr. Bado served as a consultant to the Board of Directors of ChipData, Inc., a venture backed start up involved in electronic design verification, from May 2002 to October 2002. Prior to that, Mr. Bado was Executive Vice President, Sales and Consulting for Innoveda, Inc., an electronic design automation software company, from July 2001 to April 2002 (Innoveda, Inc. was acquired by Mentor Graphics Corporation in April 2002) and from March 2000 to June 2001, was Executive Vice President, Operations for Centric Software, Inc., a product lifecycle management solutions company.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000. Ms. Becker previously served in other capacities in the Human Resources Department at Autodesk.

Jay Bhatt joined Autodesk in August 2001 and serves as Senior Vice President, Architecture, Engineering and Construction Solutions. From August 2001 to February 2004, Mr. Bhatt served as Vice President, Corporate Development and Strategic Planning. From March 2000 to July 2001, he served as Chief Financial Officer and senior vice president of Business Development of Buzzsaw.com, Inc., a spin-off of Autodesk. Prior to that, Mr. Bhatt worked as an investment banker and as a transactional attorney.

Chris Bradshaw joined Autodesk in September 1991 and has served as Senior Vice President, Chief Marketing Officer since September 2007. Prior to this, Mr. Bradshaw served as Senior Vice President, Worldwide Marketing from March 2007 to September 2007, as Vice President of Worldwide Marketing from January 2007 to March 2007, as Vice President of Autodesk’s Infrastructure Solutions Division (ISD) from February 2003 to January 2007, and from August 2001 to January 2003, he was Vice President of Autodesk Building Collaboration Services. He served as senior vice president of sales and marketing for Buzzsaw.com, Inc., a spin-off of Autodesk, from September 1999 to August 2001 and as sales development director for Autodesk’s AEC (Architecture, Engineering and Construction) products in the Asia-Pacific region from July 1997 to August 1999. He has also held other executive and non-executive positions at Autodesk.

Moonhie Chin joined Autodesk in February 1989 and has served as Senior Vice President, Strategic Planning and Operations since March 2007. From January 2003 to March 2007, she served as Vice President, Strategic Planning and Operations, and served as Vice President of Business Operations for Location Services from September 2000 to January 2003, and as Vice President of Business Administration from June 1999 to September 2000. She has also held other non-executive positions at Autodesk.

Pascal W. Di Fronzo joined Autodesk in June 1998 and has served as Senior Vice President, General Counsel and Secretary since March 2007. From March 2006 to March 2007 Mr. Di Fronzo served as Vice President, General Counsel and Secretary and served as Vice President, Assistant General Counsel and Assistant Secretary from March 2005 through 2006. Previously, Mr. Di Fronzo served in other business and legal capacities in the Legal Department. Prior to joining Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

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

Robert Kross has served as Senior Vice President, Manufacturing Solutions since March 2007. Since joining Autodesk in November 1993, Mr. Kross has served as Vice President of the Manufacturing Solutions Division from December 2002 to March 2007 and a director in the Manufacturing Division from February 1998 to December 2002. Prior to that, he was President and co-founder of Woodbourne Inc., a provider of parametric design tools that was acquired by Autodesk in 1993.

Marc Petit joined Autodesk in October 2002 and serves as Senior Vice President, Media and Entertainment. He served as Vice President of Product Development and Operations for the Media and Entertainment Division from October 2002 to March 2007. Prior to joining Autodesk, Mr. Petit was Vice President of Operations for Aptilon Health, an online interactive marketing company.

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

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2009, 2008 and 2007, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)    FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Year
	(in millions)
Fiscal year ended January 31, 2009
Allowance for doubtful accounts	$7.8	$5.1	$4.3	$8.6
Product returns reserves	14.4	52.5	54.4	12.5
Restructuring	5.6	43.0	4.7	43.9

Fiscal year ended January 31, 2008
Allowance for doubtful accounts	$9.9	$(0.6)	$1.5	$7.8
Product returns reserves	18.2	46.8	50.6	14.4
Restructuring	6.0	1.3	1.7	5.6

Fiscal year ended January 31, 2007
Allowance for doubtful accounts	$8.2	$2.1	$0.4	$9.9
Product returns reserves	14.2	57.1	53.1	18.2
Restructuring	13.5	2.3	9.8	6.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/s/ CARL BASS
Carl Bass
Chief Executive Officer, President and Interim Chief Financial Officer

Dated: March 20, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Bass as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 20, 2009.

Signature	Title

/s/ CARL BASS Carl Bass	Chief Executive Officer and President (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director

/s/ SEAN M. MALONEY Sean M. Maloney	Director

/s/ ELIZABETH NELSON Elizabeth Nelson	Director

/s/ CHARLES ROBEL Charles Robel	Director

/s/ STEVEN M. WEST Steven M. West	Director

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 1, 2008, by and among Autodesk, Inc., Switch Acquisition Corporation and Moldflow Corporation (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on May 2, 2008)

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 18, 2009)

10.1*	Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

10.2*	Registrant’s 1996 Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008)

10.4*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Form of Agreement (non-U.S. Employees) (filed herewith)

10.6*	Registrant’s 2000 Directors’ Option Plan, as amended (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.7*	Registrant’s 2000 Directors’ Option Plan Forms of Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.8*	Registrant’s 2006 Employee Stock Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.9*	Registrant’s 2006 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007)

10.10*	Registrant’s 2008 Employee Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2007)

10.11*	Registrant’s 2008 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.12*	Registrant’s 2008 Employee Stock Plan Form of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 6, 2009)

10.13*	Registrant’s 2008 Employee Stock Plan Forms of Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.14*	Registrant’s 2008 Employee Stock Plan Forms of Agreement (non-U.S. Employees) (filed herewith)

10.15*	Text of amendment to certain stock option agreements (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2006)

Exhibit No.	Description
10.16*	Amendments to certain stock option agreements (filed herewith)

10.17*	Form of Promise to Make Cash Payment and Option Amendment (U.S. Employees) (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.18*	Form of Promise to Make Cash Payment and Option Amendment (Canadian Employees) (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.19*	Executive Incentive Plan (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

10.20*	Participants, target awards and payout formulas for fiscal year 2009 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 18, 2008)

10.21*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2008, as further amended and restated, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008)

10.22*	Executive Change in Control Program, as amended and restated (filed herewith)

10.23*	Description of annual cash compensation paid to non-employee directors (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on June 14, 2006 and Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 18, 2009)

10.24*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.25*	Employment Agreement between Registrant and Carol A. Bartz dated January 19, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on January 25, 2007)

10.26*	Amended and Restated Employment Agreement between Registrant and Carl Bass dated December 12, 2008 (filed herewith)

10.27*	Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008)

10.28	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.29	Credit Agreement between Registrant and CITIBANK, N.A. dated as of August 30, 2005 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2007)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Denotes a management contract or compensatory plan or arrangement.