Form 10-Q
period 2009-04-30
AUTODESK INC
filed 2009-06-03
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 27, 2009, there were 228,408,965 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months Ended April 30,
	2009	2008
Net revenue:
License and other	$243.6	$432.2
Maintenance	182.2	166.6

Total net revenue	425.8	598.8

Costs of revenue:
Cost of license and other revenue	49.5	56.0
Cost of maintenance revenue	2.8	2.0

Total cost of revenue	52.3	58.0

Gross profit	373.5	540.8
Operating expenses:
Marketing and sales	185.8	225.5
Research and development	124.1	145.6
General and administrative	45.5	49.8
Impairment of goodwill	21.0	—
Restructuring charges	16.5	—

Total operating expenses	392.9	420.9

Income (loss) from operations	(19.4)	119.9
Interest and other income (expense), net	—	6.9

Income (loss) before income taxes	(19.4)	126.8
Provision for income taxes	(12.7)	(32.2)

Net income (loss)	$(32.1)	$94.6

Basic net income (loss) per share	$(0.14)	$0.42

Diluted net income (loss) per share	$(0.14)	$0.41

Shares used in computing basic net income (loss) per share	227.1	226.2

Shares used in computing diluted net income (loss) per share	227.1	232.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	April 30, 2009	January 31, 2009

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$880.5	$917.6
Marketable securities	78.4	63.5
Accounts receivable, net	228.6	316.5
Deferred income taxes	47.0	31.1
Prepaid expenses and other current assets	67.7	59.3

Total current assets	1,302.2	1,388.0
Marketable securities	7.6	7.6
Computer equipment, software, furniture and leasehold improvements, net	120.7	120.6
Purchased technologies, net	105.0	113.3
Goodwill	520.7	542.5
Long term deferred income taxes, net	88.3	125.7
Other assets	125.0	123.0

	$2,269.5	$2,420.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65.0	$62.4
Accrued compensation	83.9	124.3
Accrued income taxes	19.1	16.7
Deferred revenue	453.1	438.8
Borrowings under line of credit	2.1	52.1
Other accrued liabilities	58.6	105.8

Total current liabilities	681.8	800.1
Deferred revenue	80.9	113.3
Long term income taxes payable	120.5	116.9
Long term deferred income taxes	—	22.7
Other liabilities	57.8	57.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,128.8	1,080.4
Accumulated other comprehensive income (loss)	(9.7)	(11.2)
Retained earnings	209.4	241.5

Total stockholders’ equity	1,328.5	1,310.7

	$2,269.5	$2,420.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months Ended April 30,
	2009	2008
Operating Activities
Net income (loss)	$(32.1)	$94.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.0	16.9
Stock-based compensation expense	23.0	25.2
Impairment of goodwill	21.0	—
Loss on disposition of assets	1.1	—
Restructuring related charges, net	16.5	—
Changes in operating assets and liabilities, net of business combinations	(29.3)	48.6

Net cash provided by operating activities	27.2	185.3

Investing Activities
Purchases of marketable securities	(26.6)	(2.1)
Sales of marketable securities	11.7	0.8
Purchase of equity investment	(10.0)	—
Capitalization of software development costs	—	(1.0)
Capital expenditures	(13.6)	(13.4)
Business combinations, net of cash acquired	—	0.2

Net cash used in investing activities	(38.5)	(15.5)

Financing Activities
Draws on line of credit	2.2	40.0
Repayments of line of credit	(52.2)	—
Proceeds from issuance of common stock, net of issuance costs	25.4	35.3
Repurchases of common stock	—	(256.6)

Net cash used in financing activities	(24.6)	(181.3)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	2.7

Net decrease in cash and cash equivalents	(37.1)	(8.8)
Cash and cash equivalents at beginning of fiscal year	917.6	917.9

Cash and cash equivalents at end of period	$880.5	$909.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2009, and for the three months ended April 30, 2009, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2010, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2009 Form 10-K”) filed on March 20, 2009.

Reclassifications

Certain reclassifications to segment revenue and gross profit have been made to prior year amounts to conform to the current presentation. See Note 17, “Segments” for additional information regarding these reclassifications.

2.	Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends the provisions in Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for Autodesk for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after February 1, 2009. Autodesk expects that FSP 141R-1 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (SFAS) 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP SFAS 107” and “APB 28-1”), each of which will be effective for Autodesk for interim and annual periods beginning with its second quarter of fiscal 2010. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value

Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If Autodesk were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. Autodesk does not believe the adoption of these Staff Positions will have a material effect on its consolidated financial position, results of operations or cash flows.

3.	Concentration of Credit Risks and Significant Customers

It is Autodesk’s policy that its cash, cash equivalents and marketable securities are held with, and in the custody of, financial institutions with high credit standing. Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Autodesk’s cash and cash equivalents are held by diversified institutions globally. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of the Company’s $250.0 million U.S. line of credit. Citibank, like many financial institutions, has obtained government assistance. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer. See further discussion in Note 4, “Financial Instruments” below.

Total sales to the distributors Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 14% and 17% of Autodesk’s consolidated net revenue for the first quarters of fiscal 2010 and 2009, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and comes from outside the U.S. In addition, Tech Data accounted for 19% and 12% of gross accounts receivable at April 30, 2009 and January 31, 2009, respectively.

4.	Financial Instruments

Derivative Financial Instruments

On February 1, 2009, Autodesk adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133,” (“SFAS 161”). The adoption of SFAS 161 had no financial impact on Autodesk’s consolidated financial statements and only required additional financial statement disclosures. Autodesk has applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing international business operations. Autodesk’s general practice is to use forward and option collar contracts to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These foreign currency instruments have maturities between one to 12 months in the future. Autodesk does not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Cash Flow Hedges

Autodesk utilizes purchased foreign currency option collar contracts and forwards to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These option collar and forward contracts, which are designated and documented as cash flow hedges, qualify for special hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The effectiveness of the cash flow hedge contracts is assessed quarterly using regression as well as other timing and probability criteria required by SFAS 133. For cash flow hedges designated for the quarter ending April 30, 2009 time value was excluded from the assessment of hedge effectiveness. Changes in the excluded time value component of hedges designated for the quarter ended April 30, 2009 were reported in “Interest and other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations. For cash flow hedges designated for periods after April 30, 2009 time value is included in the assessment of hedge effectiveness and changes in the time value of these derivatives are recorded in “Accumulated other comprehensive income (loss)” in the Company’s Condensed Consolidated Balance Sheets. To receive special hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income (loss)” to “Interest and other income (expense), net” in the Company’s Condensed Consolidated Financial Statements at that time.

The notional amount of these contracts was $175.0 million at April 30, 2009 and $276.7 million at January 31, 2009. In accordance with SFAS 133, outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value.

Balance Sheet Hedges

In addition to the cash flow hedges described above, forward contracts which are not designated as hedging instruments under SFAS 133, are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $68.3 million at April 30, 2009 and $28.3 million at January 31, 2009.

The bank counterparties in all contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on Autodesk’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

The effects of derivative instruments on Autodesk’s condensed consolidated financial statements were as follows as of April 30, 2009 and for the three months then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet as of April 30, 2009

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts designated as cash flow hedges under SFAS 133	Prepaid expenses and other current assets	$3.4	Other accrued liabilities	$0.1
Derivatives non-designated as hedging instruments under SFAS 133		—		—

Total derivatives		$3.4		$0.1

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) Derivatives Designated as Hedging Instruments Under SFAS 133 for the Three Months Ended April 30, 2009

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)(1)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
Foreign exchange contracts	$4.7	$0.8	Net revenue	$1.0	Interest and other income (expense), net
		(0.2)	Operating expenses

Total	$4.7	$0.6		$1.0

(1)	The entire remaining net gain as of April 30, 2009 is expected to be recognized into earnings within the next 12 months.
(2)

Includes $0.6 million recognized due to previously forecasted transactions that are no longer expected to occur within the originally specified time period or the additional period of time allowed under SFAS 133.

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives Not Designated as Hedging Instruments Under SFAS 133:
Foreign exchange contracts	$1.6	Interest and other income (expense), net

Marketable Securities

At April 30, 2009, Autodesk’s short-term investment portfolio consisted of term deposits, money market funds and mutual funds with an estimated fair value of $78.4 million and a cost basis of $83.0 million. Of this amount, $22.8 million was invested in a defined set of mutual funds as directed by the participants in the Company’s Deferred Compensation Plan (see Note 8, “Deferred Compensation”), and $3.7 million was invested in bank term deposits with original maturities greater than 90 days and less than one year, and U.S. Government Agencies of $20.0 million. The remaining $31.9 million was invested in two money market funds: $30.9 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $1.0 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, “Reserve Funds”). In mid-September of 2008, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the Reserve Funds, it cannot predict when this will occur or the amount the Company will receive.

The timing of future redemptions from the Reserve Funds currently is undetermined. The SEC is overseeing the administration, accounting and payout of the U.S.-based Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so. However, based on currently available information, Autodesk believes that any distributions from the Reserve Funds will occur within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” on the Company’s Condensed Consolidated Balance Sheets.

At April 30, 2009, Autodesk owned two auction rate securities with an estimated fair value of $7.6 million and a cost basis of $9.0 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

Fair Value Measurements

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) clarifies that fair value is an exit price, representing the amount that would be received upon the sale of an asset, or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs in which there is little or no market data, which require Autodesk to develop its own assumptions. SFAS 157 requires Autodesk to maximize its use of observable market data, and to minimize its use of unobservable inputs when determining fair value. On a recurring basis, Autodesk measures at fair value certain financial assets and liabilities, which consist of cash equivalents, marketable securities and foreign currency contracts.

The Company’s investments held in the Reserve Funds are designated as Level 3 securities. The Company conducted its fair value assessment of the Reserve Funds using Level 2 and Level 3 inputs. Management has reviewed the Reserve Funds’ underlying securities portfolio which is substantially comprised of term deposits, money market funds, U.S. treasury bills and commercial paper. These securities are issued by highly-rated institutions. Normally, the Company would classify such investments within Level 2 of the fair value hierarchy. Management evaluated the fair value of its unit interest in the Reserve Funds, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company has classified its holdings in the Reserve Funds within Level 3 of the fair value hierarchy. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a pricing model, and some of the inputs to this model are unobservable in the market.

The following table summarizes the valuation of Autodesk’s investments and financial instruments, which were determined by fair value hierarchy at April 30, 2009:

	Fair Value Measurements at April 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1):
Term deposits	$—	$177.7	$—	$177.7
Money market funds	—	3.0	—	3.0
U.S. Treasury bills	110.0	—	—	110.0
Commercial paper	—	377.2	—	377.2
Marketable securities:
Money market funds	—	—	31.9	31.9
Mutual funds	22.8	—	—	22.8
Term deposits	—	3.7	—	3.7
U.S. government agencies	—	20.0	—	20.0
Taxable auction-rate securities	—	—	7.6	7.6
Foreign currency derivative contracts(2)	—	3.4	—	3.4

Total	$132.8	$585.0	$39.5	$757.3

Liabilities
Foreign currency derivative contracts(3)	—	0.1	—	0.1

Total	$—	$0.1	$—	$0.1

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the valuation of Autodesk’s investments and financial instruments, which were determined by fair value hierarchy at January 31, 2009:

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1):
Term deposits	$—	$340.0	$—	$340.0
Money market funds	—	63.5	—	63.5
U.S. Treasury bills	25.0	—		25.0
U.S. government agencies	55.0	—	—	55.0
Commercial paper	—	206.1	—	206.1
Marketable securities:
Money market funds	—	—	33.3	33.3
Mutual funds	19.9	—	—	19.9
Term deposits	—	10.3	—	10.3
Taxable auction-rate securities	—	—	7.6	7.6
Foreign currency derivative contracts(2)	—	2.1	—	2.1

Total	$99.9	$622.0	$40.9	$762.8

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2009 was as follows:

	Fair Value Measurments Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction-Rate Securities	Total
Balance at January 31, 2009	$33.3	$7.6	$40.9
Transfers in to (out of) Level 3	(1.4)	—	(1.4)

Balance at April 30, 2009	$31.9	$7.6	$39.5

5.	Stock-Based Compensation

Stock Plans

As of April 30, 2009, Autodesk maintained two active stock plans for the purpose of granting stock awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are six expired or terminated plans with options outstanding, including the 2006 Employee Stock Plan (“2006 Plan”), which was replaced by the 2008 Plan in March 2008.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007. Under this plan, 16.5 million shares of Autodesk common stock, in addition to 0.5 million shares that remained available for issuance under the 2006 Plan upon its expiration, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock awards and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At April 30, 2009, 7.2 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011.

The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At April 30, 2009, 0.8 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

Autodesk’s Board of Directors adopted the 2010 Outside Directors’ Stock Plan on March 12, 2009, and it is subject to the approval of the Company’s shareholders at the Annual Shareholders meeting on June 11, 2009.

Options granted under the 2008 Plan and the 2000 Plan vest over periods ranging from one to four years and expire within four to seven years from the date of grant. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The following section, Stock Options, summarizes activity under Autodesk’s stock option plans. While there was no restricted stock awarded under Autodesk’s stock plans during the first quarter of fiscal 2010, there were 77,316 restricted stock units awarded during the first quarter of fiscal 2010.

Stock Options:

A summary of stock option activity for the first quarter of fiscal 2010 was as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2009	26,818	$30.13
Granted	6,357	$14.70
Exercised	(188)	$8.50
Forfeited	(671)	$36.53
Expired	(119)	$35.18

Options outstanding at April 30, 2009	32,197	$27.06

Options exercisable at April 30, 2009	17,652	$26.45

Options available for grant at April 30, 2009	8,006

The total pre-tax intrinsic value of options exercised during the first quarter of fiscal 2010 and 2009 was $1.6 million and $12.0 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2010 and fiscal 2009, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $6.00 and $9.90 per share, respectively. As of April 30, 2009, total compensation cost of $89.9 million related to non-vested options is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes information about options outstanding and exercisable at April 30, 2009:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.20 — $13.40	3,651		$8.43		6,487		$10.12
$13.80 — $17.50	2,746		$15.36		6,443		$16.07
$18.18 — $31.68	4,563		$28.08		6,450		$28.84
$32.33 — $38.10	4,082		$36.35		6,635		$35.75
$39.70 — $49.80	2,610		$44.97		6,183		$45.09

	17,652	4.4	$26.44	$55.0	32,198	4.4	$27.06	$89.1

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $19.94 per share as of April 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through April 2016.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At April 30, 2009, a total of 32.3 million shares were available for future issuance. This amount is automatically increased on the first trading day of each fiscal year by an amount equal to the lesser of 10 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.7 million and 1.1 million shares under the ESP Plan during the first quarter of fiscal 2010 and 2009, at an average price of $14.29 and $26.76 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the first quarter of fiscal 2010 and 2009, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $7.17 and $10.39 per share, respectively.

At April 30, 2009, a total of 68.0 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase plans.

Stock-based Compensation Expense

Autodesk measures all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and records the expense in Autodesk’s Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the first quarter of fiscal 2009 and 2008, respectively, as follows:

	Three months ended April 30, 2009	Three months ended April 30, 2008
Cost of license and other revenue	$0.6	$1.0
Marketing and sales	9.5	10.5
Research and development	7.1	8.4
General and administrative	5.9	5.3

Stock-based compensation expense	23.1	25.2
Tax benefit	(5.5)	(5.3)

Stock-based compensation expense	$17.6	$19.9

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three months ended April 30, 2009		Three months ended April 30, 2008
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.53 -0.55	0.58 -0.73	0.37	0.36 -0.41
Range of expected lives (in years)	2.7 - 4.0	0.50 - 2.0	2.7 -4.0	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.2 -1.7%	0.42 -0.86%	1.82 -2.24%	1.53 -1.75%
Expected forfeitures	13.5%	13.5%	13.6%	13.6%

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

6.	Income Taxes

Autodesk’s effective tax rate was negative 65% and 25% during the first quarter of fiscal 2010 and 2009, respectively. Autodesk’s effective tax rate during the first quarter of fiscal 2010 differs from the effective tax rate during the first quarter of fiscal 2009 primarily due to a $20.9 million discrete non-cash tax charge from recording a valuation allowance against certain California deferred tax assets partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill that were recorded during the first quarter of fiscal 2010. Excluding the impact of discrete tax items, the effective tax rate of negative 65% for the first quarter of fiscal 2010 is lower than the Federal statutory tax rate of 35% primarily due to foreign income taxes at lower rates and Federal and state research tax credits, partially offset by the impact of SFAS 123R.

During the first quarter of fiscal 2010, the State of California enacted significant California tax law changes. As a result of the enacted legislation, the Company expects that in fiscal years 2012 and beyond the Company’s income subject to tax in California will be less than under prior tax law and accordingly its California deferred tax assets are less likely to be realized. The Company recorded a net discrete tax charge of $20.9 million related to the re-measurement of the Company’s California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for the Company’s California deferred tax assets that existed as of January 31, 2009. The Company will continue to assess its valuation allowance on its California deferred tax assets in future periods.

At April 30, 2009, Autodesk had net deferred tax assets of $134.9 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.	Restructuring Reserve

In the fourth quarter of fiscal 2009, Autodesk initiated a restructuring program in order to reduce operating costs. This program has reduced the number of employees by approximately 700 positions globally and will result in the consolidation of up to 27 leased facilities. In connection with this restructuring, Autodesk recorded charges totaling $16.5 million in the first quarter of fiscal 2010 related to the consolidation of fifteen leased facilities globally, and one-time termination benefits for the elimination of approximately 80 positions. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of April 30, 2009, of the $55.6 million in total accrued restructuring charges, $35.3 million has been paid. The remaining accrual associated with the termination benefits is expected to be substantially paid during the second quarter of fiscal 2010. Autodesk expects to pay the facility related liabilities through fiscal 2018.

A summary of the restructuring and other costs by segment recognized during the three months ended April 30, 2009 are as follows:

	Employee Severance and Benefits	Facilities	Total
Amounts incurred in the first quarter of fiscal 2010:
Platform Solutions and Emerging Business	$0.3	$—	$0.3
Manufacturing	0.9	—	0.9
Architecture, Engineering and Construction	—	—	—
Media and Entertainment	0.8	—	0.8
Unallocated(1)	3.3	11.2	14.5

Cummulative amount incurred as of April 30, 2009	$5.3	$11.2	$16.5

(1)	Includes employee severance and benefits and all facilities charges for corporate expenses that are managed outside the reportable segments.

The following table summarizes the restructuring activity recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” during the three months ended April 30, 2009:

	Employee Severance and Benefits	Facilities	Total
Accrued liability as of January 31, 2009	$36.5	$7.4	$43.9
Charges	5.3	11.2	16.5
Payments	(32.6)	(2.8)	(35.4)
Adjustments(1)	(2.0)	(1.0)	(3.0)

Accrued liability as of April 30, 2009	$7.2	$14.8	$22.0

(1)	Adjustments include the impact of foreign currency translation.

In May 2009, Autodesk approved and began implementing a new restructuring plan. See Note 18, “Subsequent Events” for additional information regarding this restructuring. If Autodesk’s revenue should continue to decline significantly the Company may further reduce its operating expenses to align them with its financial condition, including the possibility of a further restructuring. If additional actions are taken, Autodesk may incur additional costs which could negatively impact the Company’s net income and cash flows from operating activities.

8.	Deferred Compensation

At April 30, 2009, Autodesk had marketable securities totaling $86.0 million, of which $22.8 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $22.8 million at April 30, 2009, of which $1.6 million was classified as current and $21.2 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2009 was $19.9 million. The total related deferred compensation liability at January 31, 2009 was $19.9 million, of which $1.2 million was classified as current and $18.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

9.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer software and hardware, leasehold improvements, furniture and equipment and the related accumulated depreciation were as follows:

	April 30, 2009	January 31, 2009
Computer software, at cost	$128.2	$135.0
Computer hardware, at cost	109.0	103.1
Leasehold improvements, land and buildings, at cost	107.0	115.0
Furniture and equipment, at cost	42.2	41.6

	386.4	394.7
Less: Accumulated depreciation	(265.7)	(274.1)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$120.7	$120.6

10.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	April 30, 2009	January 31, 2009
Purchased technologies	$302.4	$302.4
Less: Accumulated amortization	(197.4)	(189.1)

Purchased technologies, net	$105.0	$113.3

11.	Goodwill

The changes in the carrying amount of goodwill during the first quarter of fiscal 2010 were as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2009	$36.3	$209.4	$275.8	$21.0	$542.5
Transfer of assets between segments	(10.1)	10.1	—	—	—
Impairment	—	—	—	(21.0)	(21.0)
Effect of foreign currency translation, purchase accounting adjustments and other	—	(0.2)	(0.6)	—	(0.8)

Balance as of April 30, 2009	$26.2	$219.3	$275.2	$—	$520.7

Autodesk recorded an impairment charge of approximately $21.0 million affecting the first quarter of fiscal 2010 representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of Softimage. In May 2009, the Company concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to the Company’s revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines it was experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments; the M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets.

12.	Borrowing Arrangements

As of April 30, 2009, Autodesk had $2.1 million of outstanding borrowings, which were recorded in “Borrowings under line of credit” on the balance sheet. Autodesk has two lines of credit, a U.S. line of credit and a China line of credit.

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., a Citibank affiliate, which is the primary lender and agent. Autodesk had no outstanding borrowings on this line at April 30, 2009. This facility expires in August 2012.

Autodesk’s China line of credit facility permits unsecured short-term borrowings of up to $5.0 million, and is available for working capital needs. At April 30, 2009, Autodesk had $2.1 million of outstanding borrowings on this line of credit, which contains customary covenants. Autodesk drew on this line of credit during the first quarter of fiscal 2009 for working capital purposes. This facility has no contractual expiration.

The weighted average interest rate on Autodesk’s line of credit facilities was 5.10% and 1.01% at April 30, 2009 and January 31, 2009, respectively.

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments during the first quarter of fiscal 2010.

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting. On November 20, 2006, the Company and certain of its current and former members of the Board were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. The Campion lawsuit was consolidated into the Giles Case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). On February 10, 2009, the court in the Giles Case granted the Company’s motion for summary judgment and entered a judgment dismissing the case with prejudice. Following this judgment, on March 31, 2009, the plaintiff in the Koerner Case dismissed the action against the Company. Representative plaintiffs from each of the Giles Case and the Koerner Case have separately made requests of the Company’s Board of Directors to review the processes followed and conclusions reached during the investigation of the Company’s historical stock option practices and related accounting. The Board is currently reviewing the requests and, as a result, Autodesk cannot determine the final financial impact of these matters, if any, based on the facts known at this time.

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

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders. During the first quarter of fiscal 2010 Autodesk did not repurchase or retire any shares of its common stock. As of April 30, 2009, 16.1 million shares remained available for repurchase under this program. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of the Company’s cash balances, general business and market conditions, the market price of Autodesk stock, cash on hand and available in the U.S., Company defined trading windows and other investment opportunities.

15.	Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss), net of taxes, were as follows:

	Three months ended April 30,
	2009	2008
Net income (loss)	$(32.1)	$94.6
Other comprehensive income (loss):
Net gain on derivative instruments, net of taxes	3.2	—
Change in net unrealized loss on available-for-sale
securities, net of tax benefit	—	(0.1)
Net change in cumulative foreign currency translation adjustment	(1.7)	6.4

Other comprehensive income (loss)	1.5	6.3

Total comprehensive income (loss)	$(30.6)	$100.9

During the first quarter of fiscal quarter 2010, Autodesk entered into foreign currency instruments to hedge its exposure to foreign currency exchange. These hedges resulted in $3.2 million of other comprehensive income as of April 30, 2009. See Note 4, “Financial Instruments,” for further information regarding Autodesk’s foreign currency instruments.

16.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period, including restricted stock awards and excluding unvested stock options and restricted stock units. Diluted net income (loss) per share is based upon the weighted average shares of common stock outstanding for the period and dilutive potential common shares, including the effect of unvested stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts:

	Three months Ended April 30,
	2009	2008
Numerator:
Net income (loss)	$(32.1)	$94.6

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	227.1	226.2
Effect of dilutive securities	—	6.4

Denominator for dilutive net income (loss) per share	227.1	232.6

Basic net income (loss) per share	$(0.14)	$0.42

Diluted net income (loss) per share	$(0.14)	$0.41

In accordance with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the first quarter of fiscal 2010 and 2009, 31.2 million and 13.8 million potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

17.	Segments

Autodesk has four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG,” renamed from Manufacturing Solutions in February 2009) and Media and Entertainment (“M&E”). Location Services, which Autodesk disposed of in February 2009, is not included in any of the above reportable segments, and is reflected as Other.

In the first quarter of fiscal 2010 Autodesk reorganized its business to better align with its customers and accelerate product innovation. As part of this change there has been some product movement between business segments, including the movement of Geospatial and Process and Power design market products from PSEB to AEC. Certain reclassifications to segment revenue and gross profit have been made to prior year amounts to conform to the current presentation. Autodesk believes that reporting in these four segments is consistent with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended).” Autodesk has no material inter-segment revenue.

The PSEB, AEC and MFG segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. The M&E segment derives revenue from the sale of products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

PSEB, consisting of Autodesk’s core platform, AutoCAD, underpins the Company’s design offerings for all industries. AutoCAD provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets and for AEC and MFG to offer tailored versions of AutoCAD for their markets. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s 2D horizontal products, AutoCAD and AutoCAD LT.

AEC solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, and construction. AEC solutions also support information needs across the project lifecycle. The segment’s solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, and collaborative project management software. BIM, a paradigm for building and civil engineering design, documentation and construction, enables users to exchange and analyze complex design and construction information in digital form, and through its use enables users to design and construct more environmentally sustainable or “green” projects through analysis of land use, drainage patterns, materials, quantities, energy use, and lighting in a virtual model. AEC also includes technology developed specifically for Geospatial and Process and Power design markets. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Revit products, AutoCAD Civil 3D and AutoCAD Architecture.

MFG provides the manufacturing industry with comprehensive design, data management and digital prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in simple 2D or 3D environments, and manage designs from the conceptual design phase through the manufacturing phase. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor products, AutoCAD Mechanical and Autodesk Moldflow.

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

Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 11, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments was as follows:

	Three months ended April 30,
	2009	2008
Net revenue:
Platform Solutions and Emerging Business	$155.7	$251.9
Architecture, Engineering and Construction	128.3	155.2
Manufacturing	93.8	119.1
Media and Entertainment	47.9	67.3
Other	0.1	5.3

	$425.8	$598.8

Gross profit:
Platform Solutions and Emerging Business	$142.4	$235.1
Architecture, Engineering and Construction	119.1	146.5
Manufacturing	85.8	110.2
Media and Entertainment	35.4	50.0
Unallocated(1)	(9.2)	(1.0)

	$373.5	$540.8

(1)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including expense from stock-based compensation recorded under SFAS 123R.

Information regarding Autodesk’s operations by geographic area was as follows:

	Three months ended April 30,
	2009	2008
Net revenue:
U.S.	$133.6	$161.0
Other Americas	29.9	30.4

Total Americas	163.5	191.4

Europe, Middle East and Africa	167.1	259.0

Japan	47.3	62.8
Other Asia Pacific	47.9	85.6

Asia Pacific	95.2	148.4

Total net revenue	$425.8	$598.8

18.	Subsequent Events

Autodesk approved and began implementing a new restructuring plan in May 2009. The restructuring plan is expected to result in a staff reduction of approximately 430 positions and consolidation of up to 32 leased facilities around the world in order to reduce Autodesk’s operating expenses. Autodesk anticipates incurring restructuring and impairment charges of $33 million to $40 million, of which, $20 million to $25 million would be for one-time employee termination benefits and $13 million to $15 million would be for facilities-related costs. Substantially all of these charges will be expensed in the second quarter of fiscal 2010, and third quarter of fiscal 2010. These charges would result in cash payments of approximately $31 million to $38 million, consisting of one-time employee termination and lease termination payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results, (including net revenue, operating margins, product backlog, upgrade, crossgrade and maintenance revenue, and revenue by geography), the impact of our restructuring activities, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates on net revenue and expenses, costs and expenses, (including cost of revenue and operating expenses), future income, our anticipated tax rate and our ability to successfully expand our 2D horizontal customer base to our 2D vertical products and 3D model-based design products. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading 2D and 3D design and engineering software and services company for the architecture, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets. Worldwide business trends such as globalization, sustainability, investment in infrastructure, and the increasing desire to keep data digital, are creating pressure on our customers to improve innovation while enhancing productivity. We offer our customers the ability to visualize and simulate real-world performance early in the design process through digital prototyping to foster innovation, enhance quality, and save time and money for competitive advantage. Our customers are seeking differentiation through design, and we believe our products provide a competitive advantage to succeed in this environment.

To achieve our goal, we believe we can capitalize on our competitive advantages. Specifically, we believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment. In addition, our software architecture allows for extensibility and integration with other products. We believe that our technological leadership, brand recognition, breadth of product line and large installed base will help us manage through the economic downturn and position us well for an eventual recovery.

We also believe that our large global community of distributors and resellers, third-party developers and customers is a competitive advantage. These relationships provide us with a broad reach into volume markets. Our distributor and reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We believe that the strength of our channel partners will help us maintain our leadership throughout the economic downturn. The overall health of our channel partners remains vitally important to us. We have an active partner assistance program in place on a global basis, and we will continue to work closely with our partners in a collaborative effort to manage through the current economic downturn. We have a significant number of registered third-party developers that create products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available both from educational institutions and the existing work force, reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

Our strategy to grow over the long term derives from these core strengths. Our growth strategy includes continually increasing the business value of our design tools in a number of ways, and improving the performance and functionality of our existing products with each new release. Our most recent release began in March 2009. Beyond our 2D horizontal design products, we develop products addressing industry-specific needs including 2D vertical and 3D model-based product offerings. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. We are also considering innovative ways of delivering better user experiences to the customers we serve. As a result, we seek to drive technology democratization and increase customer loyalty.

In addition, we believe that expanding our 2D horizontal product customers’ portfolios to include our 2D vertical products and 3D model-based design products presents a meaningful growth opportunity and is an important part of our overall strategy. Although we expect that the adoption of 2D vertical products and 3D model-based design products will increase the productivity of our customers in all industries and result in richer design data, this migration also poses various risks to us. In particular, if we do not successfully expand our 2D horizontal customer base to our 2D vertical products and 3D model-based design products as expected, we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is another key element of our growth strategy. In particular we believe that emerging economies continue to present long-term growth opportunities for us. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including the current economic contraction, greater volatility, intellectual property protection and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making our decisions of whether to make acquisitions. We currently anticipate that we will selectively acquire products, technology and businesses as compelling opportunities that promote our strategy become available, but the pace at which we make such investments will vary depending upon our business needs, the availability of suitable sellers and technology, and our own financial condition. The size and frequency of transactions to acquire products, technology and businesses decreased during the first quarter of fiscal 2010 as compared to earlier periods.

Global economic conditions continued to deteriorate during the first quarter of fiscal 2010. Economic contraction in most countries and markets, and global financial market instability, including the continuation of a tight credit market, is adversely impacting our business. We have seen demand for our products and services decline in each of our major geographies and all the industries we serve. We have taken, and continue to take, actions to address these global economic changes and their impact on our financial results and outlook, including revenue and demand stimulation activities as well as cost reduction steps. Our strategy remains focused on leveraging our core strengths and investing in our long-term growth opportunities to achieve our goal of being the world’s leading 2D and 3D design and engineering software and services company for the architecture, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant effect on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We have described our significant accounting policies in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2009 (the “2009 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K filed on March 20, 2009.

Updates on the relevant periodic financial disclosures related to these policies are provided below:

Marketable Securities. At April 30, 2009, we had $86.0 million of short- and long-term marketable securities. We review our investments in marketable securities quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the sponsor, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to our Condensed Consolidated Statements of Operations. This impairment results in a new cost basis in the investment recorded in our Condensed Consolidated Balance Sheets. If market, industry, and/or sponsor conditions deteriorate, we may incur future impairments.

Goodwill. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. We assign goodwill to the reportable segment associated with each business combination, and we test goodwill for impairment annually in the fourth quarter or more often if and when circumstances indicate potential impairment. When assessing goodwill for impairment, we use discounted cash flow models which include assumptions regarding projected cash flows (“Income Approach”) and corroborate it with the estimated consideration which we would receive if there were to be a sale of the reporting segment (“Market Approach”). Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Variances in the assumptions described above could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. The value of our goodwill could also be impacted by future adverse changes such as: (i) declines in our actual operating results, (ii) a sustained decline in our market capitalization, (iii) further significant slowdown in the worldwide economy or the industries we serve, or (iv) changes in our business strategy or our internal operating results forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

We recorded an impairment charge of approximately $21.0 million affecting the first quarter of fiscal 2010 representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to our revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and the M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets.

Product Returns Reserves. Our product returns reserves were $12.1 million at April 30, 2009 and $13.0 million at January 31, 2009. Actual product returns as a percentage of applicable revenue were 5.3% and 2.2% for the first quarter of fiscal 2010 and 2009, respectively. During the first quarter of fiscal 2010 and 2009, we recorded additions to our product returns reserve of $9.2 million and $11.4 million, respectively, which reduced our revenue.

Income Taxes. At April 30, 2009, we had $134.9 million of net deferred tax assets, mostly arising from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and a valuation allowance against California deferred tax assets resulting from California tax legislation that was enacted during the first quarter of fiscal 2010. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in an adjustment to net income in the period when such determinations are made.

Overview of the Three Months Ended April 30, 2009

(in millions)	Three months ended April 30, 2009	As a % of Net Revenue	Three months ended April 30, 2008
Net Revenue	$425.8	100%	$598.8
Cost of revenue	52.3	12%	58.0

Gross Profit	373.5	88%	540.8
Operating expenses	392.9	93%	420.9

Income (loss) from operations	$(19.4)	-5%	$119.9

During the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year, net revenue decreased 29%, gross profit decreased 31% and income from operations decreased 116%.

Our results for the first quarter of fiscal 2010 continue to reflect the global economic downturn, which is impacting our business on almost every front. Global macro economic conditions did not show signs of improvement during the first quarter of fiscal 2010, and our overall business visibility remains limited. In the past we have indicated that job losses and the availability of credit in the major industries we serve are important indicators for our business. There have been significant job losses around the world over the past six quarters. Additionally, it does not appear that the flow of credit to our customers and partners improved during the first quarter. We believe that the economic downturn and contraction, as well as the economic pressure on our customers, has decreased demand for our products as customers have reduced their work force resulting in fewer seats sold and fewer maintenance contracts being renewed. Consequently, we experienced revenue contraction in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009. The first quarter of fiscal 2010 was also characterized by declining revenue worldwide in most products and all reportable segments, a goodwill impairment and continued expense reduction efforts, including personnel and facilities adjustments. We expect net revenue to decrease in absolute dollars during the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, due to the continued global recession. We expect operating expenses, including charges related to our restructuring programs announced in January and May 2009, to decrease in absolute dollars during the second quarter of fiscal 2010, as compared to the same period of the prior fiscal year, as we continue to find ways to reduce our operating expenses to align with our financial condition.

Our primary goals for the remainder of fiscal 2010 are to continue delivering our market-leading products and solutions to our customers, stimulate revenue growth, reduce expenses and invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins, operating cash flow and our worldwide operations. In May 2009, we announced restructuring plans to reduce headcount by approximately 430 positions and to consolidate up to 32 leased facilities around the world in order to reduce our operating expenses. See further discussion of our restructuring plan in Note 7, “Restructuring Reserves” in the Notes to Condensed Consolidated Financial Statements. We are taking these and other actions in an attempt to better align our cost structure with our recent and anticipated financial results. Other important actions include discretionary spending and contingent labor expense reductions. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

The 116% decrease in income from operations in first quarter of fiscal 2010 as compared to the same period in fiscal 2009 was primarily due to the 29% reduction of our net revenue. We also recorded a goodwill impairment charge of $21.0 million, or 17 percentage points of the 116% decrease, associated with our M&E segment, and a restructuring charge of $16.5 million, or 14 percentage points of the 116% decrease, and both of these charges contributed to the decline in income from operations. Our spending decisions are based in part on our expectations for future revenue and are relatively fixed in the short term. Accordingly, our ability to adjust our operating costs for any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability.

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom, France, Italy, Canada, the Russian Federation, South Korea, and China. The stronger value of the U.S. dollar relative to other currencies had a negative effect of $9.0 million on operating income during the first quarter of fiscal 2010 as compared to the same period of the prior fiscal year. Had exchange rates from the first quarter of fiscal 2009 been in effect during the first quarter of fiscal 2010 (“on a constant currency basis”), translated international revenue billed in local currencies would have been $31 million higher and operating expenses would have been $22 million higher. On a constant currency basis, this represents a 24% decrease in net revenue and a 109% decrease in income from operations during the first quarter of fiscal 2010, as compared to the same period in the prior fiscal year. Changes in the value of the U.S. dollar may have a significant effect on net revenue and income from operations in future periods. We use foreign currency forward and option collar contracts to reduce the exchange rate effect on the net revenue of certain anticipated transactions, but cannot completely mitigate the impact of fluctuation of foreign currency against the U.S. dollar.

Net revenue for the first quarter of fiscal 2010 decreased 29% as compared to the same period in the prior fiscal year due to a 44% decrease in license and other revenue, partially offset by a 9% increase in maintenance revenue. Our maintenance revenue relates to a program known by our user community as the Subscription Program. Net revenue for our 3D model-based design products and 2D products decreased 16% and 39%, respectively, during the first quarter of fiscal 2010 as compared to the same period in the prior fiscal year. We experienced a decrease in net revenue in Europe, Middle East, Africa (“EMEA”), the Americas and Asia Pacific (“APAC”) during the first quarter of fiscal 2010.

Our total operating margin decreased from 20% during the first quarter of fiscal 2009, to an operating loss of 5% during the first quarter of fiscal 2010, due primarily to a decrease in our net revenue and charges for goodwill impairment and restructuring. Marketing and sales, research and development, and general and administrative expenses decreased by 18%, 15% and 9%, respectively, during the first quarter of fiscal 2010 as compared to the same period of the prior fiscal year as a result of our cost saving initiatives. The reduction in costs did not occur as rapidly as the decline in net revenue during the first quarter of fiscal 2010, and our operating margin suffered as a result.

Even in these challenging economic times, we will continue to invest in growth and productivity initiatives so that we will be better positioned for growth when the economy improves. Over the longer term we intend to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. For the remainder of fiscal 2010, we expect total costs and expenses to decrease in absolute dollars as we continue to work on finding ways to align our cost structure with our current financial condition, and increase as a percentage of net revenue, as compared to comparable periods in the prior fiscal year. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our actual financial results. In addition, in taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 14% and 17% of our consolidated net revenue for the first quarter of fiscal 2010 and 2009, respectively.

We finished the first quarter of fiscal 2010 with $966.5 million in cash and marketable securities, of which $7.6 million was classified as long-term. The decrease from the $988.7 million balance in cash and marketable securities at January 31, 2009 is principally the result of the repayment of our U.S. line of credit, capital expenditures and an equity investment. These decreases to cash and marketable securities were partially offset by cash generated from operations and the proceeds from the issuance of common stock. Cash generated from operations was negatively impacted by lower net revenue, and the payment of employee-related restructuring charges, annual bonuses and commissions that were accrued as of January 31, 2009 and paid in the first quarter of fiscal 2010. We had no repurchases of our common stock in the first quarter of fiscal 2010. Comparatively, during the first quarter of fiscal 2009, we repurchased 8.0 million shares of our common stock for $256.6 million. We completed the first quarter of fiscal 2010 with a lower deferred revenue balance and a lower accounts receivable balance as compared to the quarter ended January 31, 2009. Our deferred revenue balance at April 30, 2009 included $458.0 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year.

Results of Operations

Net Revenue

	Three months ended April 30, 2009	Increase (decrease) compared to prior period		Three months ended April 30, 2008
		$	%
	(in millions)
Net Revenue:
License and other	$243.6	$(188.6)	-44%	$432.2
Maintenance	182.2	15.6	9%	166.6

	$425.8	$(173.0)	-29%	$598.8

Net Revenue by Geographic Area:
Americas	$163.5	$(27.9)	-15%	$191.4
Europe, Middle East and Africa	167.1	(91.9)	-35%	259.0
Asia Pacific	95.2	(53.2)	-36%	148.4

	$425.8	$(173.0)	-29%	$598.8

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$155.7	$(96.2)	-38%	$251.9
Architecture, Engineering and Construction	128.3	(26.9)	-17%	155.2
Manufacturing	93.8	(25.3)	-21%	119.1
Media and Entertainment	47.9	(19.4)	-29%	67.3
Other	0.1	(5.2)	-98%	5.3

	$425.8	$(173.0)	-29%	$598.8

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses, revenue from the Autodesk upgrade program and revenue from the Autodesk crossgrade program. Other revenue consists of revenue from consulting and training services, the Autodesk Developers Network, Autodesk Collaborative Solution hosting, Advanced Systems and our former Location Services division. We divested the Location Services division in February 2009, and we do not expect further revenue to be received from it.

Total license and other revenue decreased 44% during the first quarter of fiscal 2010 as compared to the same period of the prior fiscal year. License and other revenue from 2D and 2D vertical products decreased 52% and license and other revenue from 3D model-based products decreased 40%, each as compared to the same period of the prior fiscal year. These decreases were primarily due to the 52% decrease in commercial new seat revenue during the first quarter of fiscal 2010. During the first quarter of fiscal 2010, approximately 43 percentage points of the 52% decrease was due to decreases in the number of seats sold, and approximately 9 percentage points was due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 57% and 72% for the first quarter of fiscal 2010 and 2009, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 58% and 68% for the first quarter of fiscal 2010 and 2009, respectively.

Also contributing to the decrease in license and other revenue during the first quarter of fiscal 2010 was the 33% decrease in upgrade revenue, which includes crossgrade revenue. The decrease in upgrade revenue was driven primarily by current macroeconomic factors, with our customers delaying the purchase of upgrades due to uncertainties in the current business climate. Additionally, upgrade revenue in the first quarter of fiscal 2010 was lower because of the relatively smaller size of the upgradeable base of our AutoCAD-based products, as compared to the upgradeable base of our AutoCAD-based products as of the same period in the prior fiscal year, due to a higher percentage of customers on our maintenance program, which includes unspecified upgrades when and if available. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 3% of net revenue for all periods presented.

Maintenance Revenue

Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods. Maintenance revenue increased 9% during the first quarter of fiscal 2010 as compared to the same period of the prior fiscal year. Approximately 11 percentage points of the 9% increase was due to higher net revenue per maintenance seat for the first quarter of fiscal 2010 as compared to the same period of the prior fiscal year, partially offset by approximately 2 percentage points due to decreases in program enrollment. As a percentage of total net revenue, maintenance revenue was 43% and 28% for the first quarter of fiscal 2010 and 2009, respectively. Our maintenance program, available to most customers worldwide, continues to attract new and renewal customers by providing them with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Total program enrollment at April 30, 2009 consisted of about 1.7 million users. The growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, and maintenance billings declined year over year in both the first quarter of fiscal 2010 and the fourth quarter of fiscal 2009. Maintenance billings declined 14%, as compared to the first quarter of fiscal 2009, due to fewer new seats sold and a decrease in renewal rates as customers have reduced their work force. The change in maintenance billings is an indicator of future maintenance revenue because we recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year.

Aggregate backlog at April 30, 2009 and January 31, 2009 was $556.8 million and $569.5 million, respectively, of which $534.0 million and $552.1 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter increased by $5.4 million during the first fiscal quarter from $17.4 million at January 31, 2009 to $22.8 million at April 30, 2009. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region decreased by 15%, or 14% on a constant currency basis, during the three months ended April 30, 2009, as compared to the same period in the prior fiscal year, primarily due to a 44% decrease in revenue from new seats in the Americas. These decreases were partially offset by a 10% increase in maintenance revenue and an 11% increase in upgrade revenue. Growth in the Americas continues to be affected by a contracting economy that impacted growth rates for all of our products during the first quarter of fiscal 2009. While this is the sixth quarter of the economic downturn in the Americas, we do not believe the environment has stabilized. Had exchange rates from the three months ended April 30, 2008 been in effect during the three months ended April 30, 2009, translated net revenue in the Americas would have been $1 million higher.

Net revenue in the EMEA region decreased by 35%, or 24% on a constant currency basis, during the first quarter of fiscal 2010 as compared to the same period of the prior fiscal year. The decline was primarily due to a 58% decrease in new seat revenue and a 50% decrease in revenue from upgrades, partially offset by a 6% increase in maintenance revenue. The EMEA region’s decreased growth during the first fiscal quarter was primarily due to economic contraction in virtually all countries in the region. The decrease was led by emerging economy countries followed by the United Kingdom, France, Italy and Germany. The negative effect of the stronger value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the decrease in net revenue in EMEA. Had exchange rates from the three months ended April 30, 2008 been in effect during the three months ended April 30, 2009, translated net revenue in EMEA would have been $31 million higher.

Net revenue in the APAC region decreased by 36% in U.S. dollars and on a constant currency basis, during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year, primarily due to 49% decreases in both new seat revenue and upgrade revenue, partially offset by an 18% increase in maintenance revenue. Net revenue contraction in the APAC region during the first quarter of fiscal 2010 occurred in virtually all countries, led by Japan and followed by South Korea, China, Australia and India. Had exchange rates from the first quarter of fiscal 2009 been in effect during the first quarter of fiscal 2010, translated net revenue in APAC would have been $1 million lower.

Revenue from emerging economies declined 42% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Revenue from emerging economies represented 14% of net revenue during the first quarter of fiscal 2010 as compared to 17% during the first quarter of fiscal 2009.

We believe that international net revenue will continue to comprise a majority of our total net revenue. Economic weakness in the countries that contribute a significant portion of our net revenue had, and we expect will continue to have, an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. International net revenue represented 69% and 73% of our net revenue during the first quarter of fiscal 2010 and 2009, respectively. Net revenue from emerging economies contracted by 42% between the first quarter of fiscal 2010 and the first quarter of fiscal 2009, primarily due to emerging economies in EMEA and APAC. This decrease was a significant factor in our international sales contraction during the first quarter of fiscal 2010.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). Location Services (“LBS”), which we disposed of in February 2009, is not included in any of the above reportable segments and is reflected as Other. In the first quarter of fiscal 2010 we reorganized our business to better align with our customers and accelerate product innovation. As part of this change there has been some product movement between business segments, including the movement of Geospatial and Process and Power design market products from PSEB to AEC. Certain reclassifications to segment revenue and gross profit have been made to prior year amounts to conform to the current presentation. Autodesk has no material inter-segment revenue.

Net revenue for PSEB decreased 38% during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year, primarily due to a 47% decrease in revenue from AutoCAD LT and a 37% decrease in revenue from AutoCAD.

Net revenue for AEC decreased 17% during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year, primarily due to a 41% decrease in revenue from AutoCAD Architecture and a 20% decrease in revenue from Revit.

Net revenue for MFG decreased 21% during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year, primarily due to a 31% decrease in revenue from Autodesk Inventor products and a 38% decrease in revenue from Autodesk Mechanical.

Net revenue for M&E decreased 29% during the first quarter of fiscal 2009, as compared to the same period of the prior fiscal year, primarily due to a 27% decrease in our Animation product group and a 31% decrease in revenue from Advanced Systems. The decrease in Animation revenue was primarily due to a 35% decrease in revenue from Autodesk 3ds Max and a 30% decrease in revenue from Maya.

Cost of Revenue

	Three months ended April 30, 2009	Increase (decrease) compared to prior period		Three months ended Aprl 30, 2008
(in millions)		$	%
Cost of revenue:
License and other	$49.5	$(6.5)	-12%	$56.0
Maintenance	2.8	0.8	40%	2.0

	$52.3	$(5.7)	-10%	$58.0

As a percentage of net revenue	12%			10%

Cost of license and other revenue includes direct material and overhead charges, labor costs of fulfilling service contracts and order fulfillment, including stock-based compensation expense for these employees, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the M&E segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue decreased 12% during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year primarily due to the 44% decline in license and other revenue. Cost of license and other revenue did not decline as rapidly as the associated net revenue because of increased amortization of purchased intangibles related to fiscal year 2009 acquisitions and higher costs associated with the implementation of our electronic fulfillment system in the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year.

Cost of maintenance revenue includes labor costs of fulfilling maintenance contracts, including stock-based compensation expense for these employees and professional services fees. Cost of maintenance revenue increased 40% during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year due to an increase in product support headcount due to the Moldflow acquisition and due to the 9% increase in maintenance revenue.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and the effect of expensing employee stock-based compensation expense. We expect cost of revenue to decline in absolute dollars during the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, with the decrease in net revenue and as we continue to find ways to reduce our operating expenses to align with our financial condition, and to increase as a percentage of net revenue during the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, as we expect our net revenue to decrease more rapidly than our cost of revenue.

Marketing and Sales

	Three months ended April 30, 2009	Decrease compared to prior period		Three months ended April 30, 2008
(in millions)		$	%
Marketing and sales	$185.8	$(39.7)	-18%	$225.5
As a percentage of net revenue	44%			38%

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

Marketing and sales expenses decreased 18% during the first quarter of fiscal 2010 as compared to the same period of the prior fiscal year, primarily due to lower employee related costs, including commissions and bonuses, decreased travel expenditures and reduced advertising and promotional expenses. We expect to continue to invest in marketing and sales of our products to develop market opportunities, to promote our competitive position and to strengthen our channel support, but at a slower pace. As compared to the second quarter of fiscal 2009, we expect marketing and sales expenses to decrease in absolute dollars, as we continue to find ways to reduce our operating expenses to align with our financial condition, and to increase as a percentage of net revenue, as we expect our net revenue to decrease more rapidly than our marketing and sales expense.

Research and Development

	Three months ended April 30, 2009	Decrease compared to prior period		Three months ended April 30, 2008
(in millions)		$	%
Research and development	$124.1	$(21.5)	-15%	$145.6
As a percentage of net revenue	29%			24%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees, rent and occupancy, professional services such as fees paid to software development firms and independent contractors, expense of traveling, entertainment and training and other overhead charges.

Research and development expenses decreased 15% during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year, primarily due to a decrease in employee related costs driven by decreased research and development headcount and lower bonus expense. As compared to the second quarter of fiscal 2009, we expect research and development expenses to decrease in absolute dollars, as we continue to find ways to reduce our operating expenses to align with our financial condition, and to increase as a percentage of net revenue, as we expect our net revenue to decrease more rapidly than our research and development expense.

General and Administrative

	Three months ended April 30, 2009	Decrease compared to prior period		Three months ended April 30, 2008
(in millions)		$	%
General and administrative	$45.5	$(4.3)	-9%	$49.8
As a percentage of net revenue	11%			8%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal personnel, as well as amortization expense of customer relationships and trademarks acquired, professional fees for legal and accounting services, expense of communication, and cost of supplies and equipment.

The 9% decrease in general and administrative expenses during the first quarter of fiscal 2010, as compared to the same period of the prior fiscal year, was primarily due to a decrease in employee related costs due to decreased general and administrative headcount. As compared to the second quarter of fiscal 2009, we expect that general and administrative expenses will decrease in absolute dollars, as we continue to find ways to reduce our operating expenses to align with our financial condition, and to increase as a percentage of net revenue, as we expect our net revenue to decrease more rapidly than our general and administrative expenses.

Impairment of Goodwill

	Three months ended April 30, 2009	Increase compared to prior period		Three months ended April 30, 2008
(in millions)		$	%
Impairment of goodwill	$21.0	$21.0	*	$—
As a percentage of net revenue	5%			0%

*	Percentage is not meaningful

We recorded an impairment charge of approximately $21.0 million affecting the first quarter of fiscal 2010 representing the entire goodwill balance of the M&E segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to our revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and the M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. See Note 11, “Goodwill,” in the Notes to Condensed Consolidated Financial Statements and “Critical Accounting Policies and Estimates – Goodwill” above for further discussion.

Restructuring Charges

(in millions)	Three months ended April 30, 2009	Increase compared to prior period		Three months ended April 30, 2008
		$	%
Restructuring charges	$16.5	$16.5	*	$—
As a percentage of net revenue	4%			0%

*	Percentage is not meaningful

In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program has reduced the number of employees by a total of approximately 700 positions globally and will result in the consolidation of up to 27 leased facilities. In connection with this restructuring plan, we recorded restructuring charges totaling $16.5 million in the first quarter of fiscal 2010 related to the consolidation of fifteen leased facilities globally, and one-time termination benefits for the elimination of approximately 80 positions. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of April 30, 2009, of the $55.6 million in total accrued restructuring charges, $35.3 million has been paid. The remaining accrual associated with the termination benefits is expected to be substantially paid during the second quarter of fiscal 2010. We expect to pay the facility related liabilities through fiscal 2018. See Note 7, “Restructuring Reserve,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

In May 2009, we announced a further restructuring to reduce headcount by approximately 430 positions and to consolidate up to 32 leased facilities around the world in order to reduce our operating expenses. We anticipate incurring restructuring and impairment charges of $33 million to $40 million, of which, $20 million to $25 million would be for one-time employee termination benefits and $13 million to $15 million would be for facilities-related costs. Substantially all of these charges will be expensed in the second quarter of fiscal 2010, and third quarter of fiscal 2010. These charges would result in cash payments of approximately $31 million to $38 million, consisting of one-time employee termination and lease termination payments. If our revenue should continue to decline significantly we may further reduce our operating expenses to align them with our financial condition, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three months ended April 30,
(in millions)	2009	2008
Interest and investment income, net	$1.8	$6.8
Gain (loss) on foreign currency transactions	(1.5)	0.2
Other income (expense)	(0.3)	(0.1)

	$—	$6.9

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decreases in interest and investment income, net, during the first quarter of fiscal 2010, as compared to the same period in the prior fiscal year, is primarily due to lower interest rate yields and lower average cash balances. Also contributing to the decrease in interest and other income (expense), net, was the loss on foreign currency transactions during the first quarter of fiscal 2010.

Provision for Income Taxes

Our effective tax rate was negative 65% and 25% during the first quarters of fiscal 2010 and 2009, respectively. Our effective tax rate during the first quarter of fiscal 2010 differs from the effective tax rate during the first quarter of fiscal 2009 primarily due to a $20.9 million discrete non-cash tax charge from recording a valuation allowance against certain California deferred tax assets partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill that were recorded during the first quarter of fiscal 2010. Excluding the impact of discrete tax items, the effective tax rate for the first quarter of fiscal 2010 is lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and Federal and state research tax credits partially offset by the impact of SFAS 123R.

During the first quarter of fiscal 2010, the State of California enacted significant California tax law changes. As a result of the enacted legislation, we expect that in fiscal years 2012 and beyond, our income subject to tax in California will be less than under prior tax law and accordingly our California deferred tax assets are less likely to be realized. We recorded a net discrete tax charge of $20.9 million related to the re-measurement of our California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for our California deferred tax assets that existed as of January 31, 2009. We will continue to assess the valuation allowance on our California deferred tax assets in future periods.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, state income taxes, SFAS 123R, FIN 48, FAS 141R, the U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax law.

At April 30, 2009, we had net deferred tax assets of $134.9 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

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

At April 30, 2009, our principal sources of liquidity were cash, cash equivalents and short-term marketable securities totaling $958.9 million, net accounts receivable of $228.6 million and $2.1 million of outstanding draws on our lines of credit. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict the imposition of liens on our assets, and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain their financial covenants. These credit facilities are available for working capital and other business needs. At April 30, 2009, we had no borrowings outstanding on the U.S. line of credit. As of April 30, 2009, we had $2.1 million outstanding on the China line of credit. The U.S. facility expires in August 2012, and the China facility has no contractual expiration.

Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Our cash and cash equivalents are held by diversified financial institutions globally. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit. Citibank, like many financial institutions, has obtained government assistance.

At April 30, 2009, our short-term investment portfolio consisted of term deposits, money market funds and mutual funds with an estimated fair value of $78.4 million, and a cost basis of $83.0 million. Of this amount, $22.8 million was invested in a defined set of mutual funds as directed by the participants in our Deferred

Compensation Plan (see Note 8, “Deferred Compensation” in the Notes to Condensed Consolidated Financial Statements for further discussion), $3.7 million was invested in bank term deposits with original maturities greater than 90 days and less than one year, and $20.0 million was invested in U.S. Government Agencies. The remaining $31.9 million was invested in two money market funds: $30.9 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $1.0 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, the “Reserve Funds”). During the third quarter of fiscal 2009, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. Our investments in the Reserve Funds are unrelated to the assets of our Deferred Compensation Plan.

The timing of future redemptions from the Reserve Funds are currently undetermined. The SEC is overseeing the administration, accounting and payout of the U.S.-based Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so. However, we believe that the distributions for the Reserve Funds will occur within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” in the Condensed Consolidated Balance Sheets.

At April 30, 2009, we owned two auction rate securities with an estimated fair value of $7.6 million and a cost basis of $9.0 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities.” We will continue to evaluate our accounting for these investments on a quarterly basis. See Note 4, “Financial Instruments,” for further discussion of our financial instruments.

Net cash provided by operating activities of $27.2 million during the first quarter of fiscal 2010 was primarily comprised of net loss and the offsetting effect of non-cash expenses associated with depreciation and amortization, stock-based compensation, impairment of goodwill and deferred tax assets, and restructuring charges. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to seasonality in our maintenance contract renewals. A larger portion of our install base renews their maintenance contracts in the fourth quarter and this drives higher cash collections of accounts receivable in the first quarter. Our days sales outstanding in trade receivables was 49 days at April 30, 2009. The primary working capital uses of cash were for reductions of accrued expenses primarily related to our fiscal 2009 employee bonus accrual and fourth quarter fiscal 2009 commissions, payment of restructuring-related costs and the reduction of accrued Employee Stock Purchase Plan (“ESP Plan”) liability due to the half-yearly ESP Plan purchase at the end of March.

As of April 30, 2009, other than the draws and repayments on the lines of credit discussed above, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; stock repurchases; and funding restructuring costs. In addition, $22.8 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at April 30, 2009. See Note 8, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our existing cash, cash equivalents and investment balances may decline in fiscal 2010 in the event of a further weakening of the economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Our existing U.S. credit facility is currently $250.0 million of which we have no amounts outstanding. This credit facility is available for working capital and other business needs.

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency forward and option contracts to manage our foreign currency exposures that exist as part of our ongoing business operations. Prior to the third quarter of fiscal 2009, such contracts did not extend beyond the current quarter; however, beginning in the third quarter of fiscal 2009, we entered into longer-term hedging contracts. We have expanded our foreign currency cash flow hedge program beyond one quarter, and as of April 30, 2009, have open contracts to hedge expected cash flows for one to 12 months in the future in order to reduce foreign currency volatility. Contracts are primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $175.0 million and $276.7 million at April 30, 2009 and January 31, 2009, respectively.

At April 30, 2009, we had a short term marketable securities balance consisting of money market funds, mutual funds, U.S. Government Agencies, and bank deposits totaling $78.4 million. At January 31, 2009, we had a short term marketable securities balance consisting of money market funds, mutual funds, and bank deposits totaling $63.5 million. The mutual fund balances totaling $22.8 million at April 30, 2009 and $19.9 million at January 31, 2009 are held in a rabbi trust under deferred compensation arrangements. See Note 4, “Financial Instruments,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of our cash balances, general business and market conditions, the market price of our stock, cash on hand and available in the U.S., company defined trading windows and other investment opportunities. There were no repurchases of our common stock during the first quarter of fiscal 2010. At April 30, 2009, 16.1 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 14, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have continued to cause a negative effect in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Global economic conditions deteriorated during the first quarter of fiscal 2010. This led to our customers deferring purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. These factors have negatively impacted our business.

Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Our cash and cash equivalents are held by diversified financial institutions globally, and the portion of our cash and cash equivalents held by Citibank has been significantly reduced. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit. Citibank, like many financial institutions, has obtained government assistance.

We utilize foreign currency option collar and forward contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2009 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2009 would increase the fair value of our forward exchange and option contracts by $24.9 million. A hypothetical 10% depreciation of the dollar from its value at April 30, 2009 would decrease the fair value of our forward exchange and option contracts by $15.4. million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate movements affect the interest income we earn on cash equivalents and short-term investments. Assuming an average investment balance of $692.9 million in the first quarter of fiscal 2010, if interest rates were to increase (decrease) by 10%, this would result in a $0.2 million increase (decrease) in annual interest income. Further, at April 30, 2009 we held $54.8 million in Money Market Funds, Mutual Funds, Bank Term Deposits and Auction Rate Securities which, by their structure, are not directly susceptible to valuation changes due to increases or decreases in interest rates. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. These factors have negatively impacted our business and our financial results.

If global economic conditions continue to deteriorate, or our customers continue to struggle under these pressures or perceive uncertainty in global economic conditions, many of our customers may further delay, reduce or cancel their technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

In addition, continued weakness in the end-user market could further negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would in turn increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers.

These actions have negatively impacted and may continue to negatively impact our business, financial results and financial condition. In addition, the negative effect these factors have had on our cash flows has caused us to restructure our business and in turn incur restructuring charges as well as take impairment charges on some of our long-term assets, and may cause us to take additional charges in the future.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our expected net revenue, earnings or key performance metrics; changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures, regulatory actions and litigation; changes in laws, rules or regulations applicable to our business; and general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance, like the current credit issues affecting the economy or the operating performance of our competitors. For example, current deteriorating global economic conditions have negatively impacted our financial performance and in turn the market price of our common stock.

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

The growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, and maintenance billings declined year over year in both the first quarter of fiscal 2010 and the fourth quarter of fiscal 2009. The change in maintenance billings is an indicator of future maintenance revenue because we recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year. Consequently, we expect that this decline will continue to have a negative impact on our revenue in future periods as revenue from our maintenance contracts is recognized.

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

During the first quarter of fiscal 2010, the U.S. dollar strengthened as compared to other currencies, negatively impacting our revenue. If the U.S. dollar continues to strengthen, our future net revenue could be further harmed. Although we have expanded our foreign currency cash flow hedge program beyond the current quarter to a longer term program in order to reduce foreign currency volatility, we cannot completely mitigate this risk, and in any case, will incur transaction fees in adopting such hedging programs.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses or becomes financially unstable or insolvent, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For the first quarter of fiscal 2010, approximately 82% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales would negatively impact our business and revenue. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% and 17% of our consolidated net revenue for the first quarters of fiscal 2010 and fiscal 2009, respectively.

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

For example, during fiscal year 2009 we recorded several other-than-temporary impairment charges to recognize the estimated loss in these investments. These charges impacted our overall net income and earnings per share. A further description of our capital resources can be found in the Liquidity and Capital Resources section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the diversion of management’s time and attention. In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. For example, during our first quarter of fiscal 2010, we took an impairment charge of $21.0 million, related to goodwill associated with an acquisition in our M&E segment, in addition to an impairment charge of $128.9 million during our fourth quarter of fiscal 2009 also primarily related to goodwill associated with acquisitions in our M&E segment. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges could negatively impact results of operations for a given period, cause quarter to quarter variability in our operating results or negatively impact our operating results for several future periods.

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

We derive a substantial portion of our net revenue from sales of licenses of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results. For example, during our first quarter of fiscal 2010 combined revenue from our AutoCAD and AutoCAD LT products decreased 42%, harming our operating results.

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

From time to time we are subject to litigation and regulatory inquiries, and we may be named in additional litigation or become involved in regulatory inquiries in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

From time to time, we are involved in litigation or regulatory inquiries. The number and significance of these disputes and inquiries have increased as our business has expanded and our company has grown. Any claims or regulatory actions initiated by or against us, whether successful or not, could be time consuming, result in costly litigation, damage awards, injunctive relief, increased costs of business, require us to change our business practices, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

For example, we are responding to two lawsuits that were filed against us and our officers and directors relating to our historical stock option practices and related accounting. Although these actions were recently dismissed, the plaintiffs in these actions have separately made requests of our Board of Directors to review the processes followed and conclusions reached during the investigation of our historical stock option practices and related accounting. The Board is currently reviewing these requests. See Note 13, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for a more detailed description of these proceedings. The ultimate outcomes of these requests could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. In any case, the defense of these actions has been costly.

Our business could be adversely affected if we are unable to attract and retain key personnel.

Our success depends largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these personnel has been intense; for example, it took us over eight months to recruit and hire a new chief financial officer. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

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

While we have determined in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, that our internal control over financial reporting was effective as of January 31, 2009, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, during the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, we expect that in fiscal years 2012 and beyond our income subject to tax in California will be less than under prior tax law and accordingly our deferred tax assets are less likely to be realized. We recorded a net discrete tax charge of $20.9 million related to the re-measurement of our California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for our California deferred tax assets that existed as of January 31, 2009.

Furthermore, effective as of February 1, 2009, we adopted Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact that SFAS 141R has on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

Our operating results could be negatively impacted if our tax positions are successfully challenged by tax authorities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

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

There were no sales of unregistered securities during the first quarter of fiscal 2010.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1	Autodesk, Inc. Bylaws, as amended March 12, 2009 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 18, 2009).

Exhibit 10.1*	Autodesk, Inc. 2008 Employee Stock Plan Form of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 6, 2009).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS ††	XBRL Instance Document

Exhibit 101.SCH ††	XBRL Taxonomy Extension Schema

Exhibit 101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB ††	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Autodesk, Inc. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 3, 2009

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)