Form 10-Q
period 2009-07-31
AUTODESK INC
filed 2009-08-28
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of August 21, 2009, there were 229,732,680 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Net revenue:
License and other	$231.0	$440.2	$474.6	$872.4
Maintenance	183.9	179.3	366.1	345.9

Total net revenue	414.9	619.5	840.7	1,218.3

Costs of revenue:
Cost of license and other revenue	47.1	57.6	96.6	113.6
Cost of maintenance revenue	3.0	2.1	5.8	4.1

Total cost of revenue	50.1	59.7	102.4	117.7

Gross profit	364.8	559.8	738.3	1,100.6
Operating expenses:
Marketing and sales	176.4	230.2	360.3	455.7
Research and development	109.8	154.8	231.4	300.4
General and administrative	49.5	56.0	99.5	105.8
Restructuring charges	26.4	—	42.9	—
Impairment of goodwill	—	—	21.0	—

Total operating expenses	362.1	441.0	755.1	861.9

Income (loss) from operations	2.7	118.8	(16.8)	238.7
Interest and other income, net	10.7	6.3	10.7	13.2

Income (loss) before income taxes	13.4	125.1	(6.1)	251.9
Provision for income taxes	(2.9)	(35.3)	(15.6)	(67.5)

Net income (loss)	$10.5	$89.8	$(21.7)	$184.4

Basic net income (loss) per share	$0.05	$0.40	$(0.09)	$0.82

Diluted net income (loss) per share	$0.05	$0.39	$(0.09)	$0.80

Shares used in computing basic net income (loss) per share	228.9	224.2	228.0	225.2

Shares used in computing diluted net income (loss) per share	232.3	231.1	228.0	232.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	July 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$668.5	$917.6
Marketable securities	267.9	63.5
Accounts receivable, net	223.9	316.5
Deferred income taxes	48.3	31.1
Prepaid expenses and other current assets	58.7	59.3

Total current assets	1,267.3	1,388.0
Marketable securities	92.3	7.6
Computer equipment, software, furniture and leasehold improvements, net	118.3	120.6
Purchased technologies, net	96.7	113.3
Goodwill	525.5	542.5
Long term deferred income taxes, net	92.7	125.7
Other assets	118.3	123.0

	$2,311.1	$2,420.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56.7	$62.4
Accrued compensation	88.4	124.3
Accrued income taxes	17.9	16.7
Deferred revenue	424.4	438.8
Borrowings under line of credit	—	52.1
Other accrued liabilities	74.3	105.8

Total current liabilities	661.7	800.1
Deferred revenue	77.5	113.3
Long term income taxes payable	122.5	116.9
Long term deferred income taxes	—	22.7
Other liabilities	64.3	57.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,166.6	1,080.4
Accumulated other comprehensive loss	(1.4)	(11.2)
Retained earnings	219.9	241.5

Total stockholders’ equity	1,385.1	1,310.7

	$2,311.1	$2,420.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended July 31,
	2009	2008
Operating Activities
Net income (loss)	$(21.7)	$184.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55.5	39.1
Stock-based compensation expense	44.4	48.4
Restructuring related charges, net	42.9	—
Impairment of goodwill	21.0	—
Gain on disposition of assets	(2.3)	—
Charge for acquired in-process research and development	—	16.8
Changes in operating assets and liabilities, net of business combinations	(65.3)	111.6

Net cash provided by operating activities	74.5	400.3

Investing Activities
Purchases of marketable securities	(298.2)	(5.6)
Sales of marketable securities	1.4	4.7
Maturities of marketable securities	14.3	—
Capital expenditures	(24.3)	(39.9)
Purchase of equity investment	(10.0)	—
Business combinations, net of cash acquired	—	(263.9)

Net cash used in investing activities	(316.8)	(304.7)

Financing Activities
Draws on line of credit	2.2	690.0
Repayments of line of credit	(54.3)	(570.0)
Proceeds from issuance of common stock, net of issuance costs	44.1	50.1
Repurchases of common stock	—	(256.6)

Net cash used in financing activities	(8.0)	(86.5)

Effect of exchange rate changes on cash and cash equivalents	1.2	2.6

Net increase (decrease) in cash and cash equivalents	(249.1)	11.7
Cash and cash equivalents at beginning of fiscal year	917.6	917.9

Cash and cash equivalents at end of period	$668.5	$929.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2009, and for the three and six months ended July 31, 2009, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three months ended July 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2010, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2009 Form 10-K”) filed on March 20, 2009.

Reclassifications and Corrections

For the quarter ended April 30, 2009, certain operating expenses were misclassified in the statement of operations. For the six month period ended July 31, 2009, these expenses have been corrected in the statement of operations, which included reclassifying expenses from marketing and sales, and research and development to general and administrative expenses. The net of these changes are as follows:

Increase (decrease) to expense for the fiscal quarter ended April 30, 2009
Marketing and sales	$(1.9)
Research and development	(2.6)
General and administrative	4.5

Certain reclassifications to segment gross profit have been made to prior year amounts to conform to the current presentation. See Note 18, “Segments” for additional information regarding these reclassifications.

2.	Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 31, 2009, as compared to the accounting pronouncements described in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, that are of significance, or potential significance, to the Company.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related FASB Staff Positions (“FSP”): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2

and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP SFAS 107” and “APB 28-1”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If Autodesk were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. Autodesk adopted these FSPs during the quarter ended July 31, 2009. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165 “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Autodesk adopted the provisions of SFAS 165 during the quarter ended July 31, 2009. Since SFAS 165 only requires additional disclosures, the adoption did not have an impact on Autodesk’s consolidated financial position, results of operations or cash flows. Autodesk has evaluated, and disclosed as appropriate, subsequent events through August 28, 2009, which represents the date the financial statements were issued.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). This statement, which became effective on July 1, 2009, establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change GAAP, but instead reorganizes the U.S. GAAP pronouncements into accounting Topics. As the Codification did not change GAAP, the adoption of SFAS 168 will not have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows. Previous references to applicable literature in Autodesk’s disclosures will be updated with references to the new Codification section in the Company’s Form 10-Q for the quarter ended October 31, 2009.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” and SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which update accounting for securitizations and special-purpose entities. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” This statement also amends the consolidation guidance applicable to variable interest entities. Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These statements will be effective for Autodesk’s fiscal year beginning February 1, 2010. Autodesk does not believe that the adoption of SFAS 166 or 167 will have a material effect on its consolidated financial position, results of operations and cash flows.

3.	Concentration of Credit Risks and Significant Customers

It is Autodesk’s policy that its cash, cash equivalents and marketable securities are held with, and in the custody of, financial institutions with high credit standing. Autodesk’s cash and cash equivalents are held by diversified institutions globally. Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of the Company’s $250.0 million U.S. line of credit. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Total sales to the distributors Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 14% of Autodesk’s consolidated net revenue for the three months ended July 31, 2009 and 2008. Sales to Tech Data represented 14% and 15% of Autodesk’s consolidated net revenue for the six months ended July 31, 2009 and 2008, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and comes from outside the U.S. In addition, Tech Data accounted for 16% and 12% of gross accounts receivable at July 31, 2009 and January 31, 2009, respectively.

4.	Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments are as follows:

	July 31, 2009		January 31, 2009
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents	$668.5	$668.5	$917.6	$917.6
Marketable securities - short-term	277.6	267.9	68.0	63.5
Marketable securities - long-term	93.6	92.3	9.0	7.6
Foreign currency option contracts	0.3	2.0	2.4	2.1

Autodesk classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

Marketable securities include the following securities at July 31, 2009 and January 31, 2009:

	July 31, 2009
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$95.8	$—	$—	$95.8
Certificates of deposit and time deposits	47.2	—	—	47.2
U.S. treasury securities	44.0	—	—	44.0
U.S. government agency securities	33.0	—	—	33.0
Money market funds	22.5	—	(4.5)	18.0
Municipal securities	2.4	—	—	2.4
Available-for-sale equity securities	1.6	—	—	1.6
Short-term trading securities:
Mutual funds	31.1	0.1	(5.3)	25.9

	$277.6	$0.1	$(9.8)	$360.2

Long-term available-for-sale securities:
Commercial paper and corporate securities	$71.0	$0.2	$(0.1)	$71.1
Taxable auction-rate securities	9.0	—	(1.4)	7.6
U.S. government agency securities	6.1	—	—	6.1
Municipal securities	4.7	—	—	4.7
U.S. treasury securities	2.8	—	—	2.8

	$93.6	$0.2	$(1.5)	$360.2

	January 31, 2009
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term:
Mutual funds	$57.7	$—	$(4.5)	$53.2
Bank time deposits	10.3	—	—	10.3

	$68.0	$—	$(4.5)	$63.5

Long-term:
Taxable auction-rate securities	$9.0	$—	$(1.4)	$7.6

	$9.0	$—	$(1.4)	$7.6

The sales of available-for-sale securities resulted in no gross gains/losses during the three and six month periods ended July 31, 2009 and 2008. The cost of securities sold is based on the specific identification method. Proceeds from the sale and maturity of the marketable securities were $15.7 and $4.7 million in the six months ended July 31, 2009 and 2008, respectively.

At July 31, 2009, Autodesk was invested in two money market funds with an estimated fair value of $18.0 million and cost basis of $22.5 million, of which $17.0 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $1.0 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, “Reserve Funds”). In mid-September of 2008, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds.

The SEC is overseeing the administration, accounting and payout of the U.S.-based Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so. However, based on currently available information, Autodesk expects to recover substantially all of its current holdings, net of reserves, from the Reserve Funds within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” on the Company’s Condensed Consolidated Balance Sheets.

At July 31, 2009, Autodesk owned two auction rate securities with an estimated fair value of $7.6 million and a cost basis of $9.0 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate securities, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

At July 31, 2009, Autodesk’s short-term investment portfolio included $25.9 million of trading securities invested in a defined set of mutual funds as directed by the participants in the Company’s Deferred Compensation Plan (see Note 9, “Deferred Compensation”).

The following table shows the gross unrealized losses and fair value for investments in an unrealized loss position as of July 31, 2009 and January 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	July 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper and corporate securities	$29.8	$0.1	$—	$—	$29.8	$0.1
Mutual funds	20.6	5.3	—	—	20.6	5.3
Money market funds	18.0	4.5	—	—	18.0	4.5
Taxable auction-rate securities	—	—	7.6	1.4	7.6	1.4

	January 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$33.3	$4.5	$—	$—	$33.3	$4.5
Taxable auction-rate securities	—	—	7.6	1.4	7.6	1.4

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing international business operations. Autodesk’s general practice is to use two types of derivative instruments, option collar and forward contracts, to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These instruments have maturities between one to 12 months in the future. Autodesk does not enter into any derivative instruments for trading or speculative purposes.

Cash Flow Hedges

Autodesk utilizes purchased foreign currency option collar and forward contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These option collar and forward contracts, which are designated and documented as cash flow hedges, qualify for special hedge accounting treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The effectiveness of the cash flow hedge contracts is assessed quarterly using regression as well as other timing and probability criteria required by SFAS 133. For cash flow hedges designated for the quarter ending April 30, 2009, time value was excluded from the assessment of hedge effectiveness. Changes in the excluded time value component of hedges designated for the quarter ended April 30, 2009 were reported in “Interest and other income, net” in the Company’s Condensed Consolidated Statements of Operations. For cash flow hedges designated for periods after April 30, 2009, time value is included in the assessment of hedge effectiveness and changes in the time value of these derivatives are recorded in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets. To receive special hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other income, net” in the Company’s Condensed Consolidated Financial Statements at that time.

The notional amount of these contracts was $136.2 million at July 31, 2009 and $276.7 million at January 31, 2009. In accordance with SFAS 133, outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value.

Balance Sheet Hedges

In addition to the cash flow hedges described above, forward contracts, which are not designated as hedging instruments under SFAS 133, are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each reporting period, with gains and losses recognized as other income or expense, net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $22.1 million at July 31, 2009 and $28.3 million at January 31, 2009.

The bank counterparties in all contracts expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on Autodesk’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

The effects of derivative instruments on Autodesk’s condensed consolidated financial statements were as follows as of July 31, 2009 and for the three and six months then ended (amounts presented include any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet as of July 31, 2009

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts designated as cash flow hedges under SFAS 133	Prepaid expenses and other current assets	$2.0	Other accrued liabilities	$1.5
Derivatives non-designated as hedging instruments under SFAS 133		—		—

Total derivatives		$2.0		$1.5

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) Derivatives Designated as Hedging Instruments Under SFAS 133

For the Three Months Ended July 31, 2009	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)(1)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
Foreign exchange contracts	$(7.7)	$(2.0)	Net revenue	$0.6	Interest and other income, net
		0.9	Operating expenses

Total	$(7.7)	$(1.1)		$0.6

For the Six Months Ended July 31, 2009	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)(1)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
Foreign exchange contracts	$(3.0)	$(1.2)	Net revenue	$1.6	Interest and other income, net
		0.7	Operating expenses

Total	$(3.0)	$(0.5)		$1.6

(1)	The entire remaining net gain as of July 31, 2009 is expected to be recognized into earnings within the next 12 months.
(2)

Includes $0.4 million and $1.0 million recognized for the three and six months ended July 31, 2009, respectively, due to previously forecasted transactions that did not occur within the originally specified time period or the additional period of time allowed under SFAS 133.

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Amount and Location of Gain (Loss) Recognized in Income on Derivative
For the three months ended July 31, 2009
Foreign exchange contracts	$(1.6)	Interest and other income, net

For the six months ended July 31, 2009
Foreign exchange contracts	$—	Interest and other income, net

5.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of July 31, 2009:

	Fair Value Measurements at July 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1) :
Certificates of deposit and time deposits	$—	$221.2	$—	$221.2
Commercial paper and corporate securities	—	197.1	—	197.1
U.S. treasury securities	30.0	—	—	30.0
U.S. government agency securities	20.0	—	—	20.0
Money market funds	—	3.6	—	3.6
Marketable securities:
Certificates of deposit and time deposits	—	47.2	—	47.2
Commercial paper and corporate securities	—	166.9	—	166.9
U.S. treasury securities	46.8	—	—	46.8
U.S. government agency securities	39.1	—	—	39.1
Mutual funds	25.9	—	—	25.9
Money market funds	—	—	18.0	18.0
Taxable auction-rate securities	—	—	7.6	7.6
Municipal securities	7.1	—	—	7.1
Available-for-sale equity securities	1.6	—	—	1.6
Foreign currency derivative contracts(2)	—	2.0	—	2.0

Total	$170.5	$638.0	$25.6	$834.1

Liabilities
Foreign currency derivative contracts(3)	—	1.5	—	1.5

Total	$—	$1.5	$—	$1.5

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2009:

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1) :
Certificates of deposit and time deposits	$—	$340.0	$—	$340.0
Commercial paper and corporate securities	—	206.1	—	206.1
U.S. treasury securities	25.0	—		25.0
U.S. government agency securities	55.0	—	—	55.0
Money market funds	—	63.5	—	63.5
Marketable securities:
Certificates of deposit and time deposits	—	10.3	—	10.3
Mutual funds	19.9	—	—	19.9
Money market funds	—	—	33.3	33.3
Taxable auction-rate securities	—	—	7.6	7.6
Foreign currency derivative contracts(2)	—	2.1	—	2.1

Total	$99.9	$622.0	$40.9	$762.8

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2009 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction- Rate Securities	Total
Balance at January 31, 2009	$33.3	$7.6	$40.9
Redemptions(1)	(15.3)	—	(15.3)

Balance at July 31, 2009	$18.0	$7.6	$25.6

(1)	Redemptions of $15.3 million from the Reserve Funds.

6.	Stock-Based Compensation

Stock Plans

As of July 31, 2009, Autodesk maintained two active stock plans for the purpose of granting stock awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are six expired or terminated plans with options outstanding.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007. Under this plan, 16.5 million shares of Autodesk common stock, in addition to 0.5 million shares that remained available for issuance under the 2006 Employee Stock Plan upon its expiration in March 2008, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock awards and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At July 31, 2009, 7.3 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011.

The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At July 31, 2009, 0.7 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

On June 11, 2009, Autodesk’s stockholders approved the 2010 Outside Directors’ Stock Plan (“2010 Plan”), which will become effective March 16, 2010. The 2010 Plan reserves 2.5 million shares of Autodesk common stock, plus up to 0.5 million shares available but not previously granted under the 2000 Plan. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. The 2010 Plan will expire in March 2020.

Options granted under the 2008 Plan and the 2000 Plan vest over periods ranging from one to four years and expire within four to seven years from the date of grant. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The following sections, Stock Options and Restricted Stock, summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2009 was as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2009	26,818	$30.13
Granted	6,588	$14.98
Exercised	(1,605)	$12.54
Forfeited	(819)	$34.04
Expired	(754)

Options outstanding at July 31, 2009	30,228	$27.50

Options exercisable at July 31, 2009	17,446	$28.95

Options available for grant at July 31, 2009	7,935

The total pre-tax intrinsic value of options exercised during the three months ended July 31, 2009 and 2008 was $11.2 million and $19.9 million, respectively. For the six months ended July 31, 2009 and 2008, total pre-tax intrinsic value of options exercised was $12.8 million and $31.9 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended July 31, 2009 and 2008, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $8.38 and $11.17 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended July 31, 2009 and 2008, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $6.08 and $9.97 per share, respectively. As of July 31, 2009, total compensation cost of $80.6 million related to non-vested options is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information about options outstanding and exercisable at July 31, 2009:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.61 — $13.41	3,297		$8.43		6,059		$10.20
$13.84 — $20.69	2,219		16.75		6,026		16.72
$21.89 — $32.63	4,022		29.44		6,032		29.84
$32.90 — $38.10	4,053		36.74		6,070		35.93
$39.69 — $49.80	3,855		44.83		5,938		45.10

	17,446	3.5	28.95	$55.4	30,125	4.4	27.50	$101.1

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $21.81 per share as of July 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through June 2016.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the six months ended July 31, 2009 was as follows:

	Non-vested Stock	Weighted average grant date fair value
	(in thousands)
Non-vested restricted stock at January 31, 2009	133	$38.08
Awarded	107	16.90
Vested	(22)	17.89

Non-vested restricted stock at July 31, 2009	218

During the three months ended July 31, 2008, Autodesk granted 77,316 restricted stock units under the 2008 Plan. The restricted stock units vest on the third anniversary of the date of grant. Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock units of $0.3 million and $1.0 million during the three and six months ended July 31, 2009, respectively. Autodesk recorded share-based compensation expense related to restricted stock units of $0.1 million during the three and six months ended July 31, 2008. As of July 31, 2009, total compensation cost related to non-vested awards not yet recognized of $2.1 million is expected to be recognized over a weighted average period of 2.1 years. At July 31, 2009, the number of units granted but unvested was 188,188.

During the three months ended July 31, 2009, Autodesk issued 30,001 restricted stock awards under the 2000 Plan. The restricted stock awards vest on the first anniversary of the date of grant. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.3 million and $0.4 million during the three and six months ended July 31, 2009, respectively. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.2 million and $0.4 million during the three and six months ended July 31, 2008, respectively. As of July 31, 2009, total compensation cost related to non-vested awards not yet recognized of $0.5 million is expected to be recognized over a weighted average period of 0.9 years. At July 31, 2009, the number of awards granted but unvested was 30,001.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At July 31, 2009, a total of 27.8 million shares were available for future issuance. This amount is automatically increased on the first trading day of each fiscal year by an amount equal to the lesser of 10 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.7 million and 1.1 million shares under the ESP Plan during the six months ended July 31, 2009 and 2008, at an average price of $14.29 and $26.76 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during both the three and six months ended July 31, 2009 and 2008, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $7.17 and $10.39 per share, respectively.

At July 31, 2009, a total of 66.1 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase plans.

Stock-based Compensation Expense

Autodesk measures all stock-based payments to employees and directors, including grants of employee stock options and employee stock purchases related to the ESP Plan, using a fair-value based method and records the expense in Autodesk’s Condensed Consolidated Statements of Operations. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended July 31, 2009 and 2008, respectively, as follows:

	Three months ended July 31, 2009	Three months ended July 31, 2008
Cost of license and other revenue	$0.7	$1.1
Marketing and sales	9.5	10.0
Research and development	7.1	7.7
General and administrative	4.0	4.4

Stock-based compensation expense	21.3	23.2
Tax benefit	(4.5)	(5.2)

Stock-based compensation expense	$16.8	$18.0

	Six months ended July 31, 2009	Six months ended July 31, 2008
Cost of license and other revenue	$1.3	$2.1
Marketing and sales	19.0	20.5
Research and development	14.2	16.1
General and administrative	9.9	9.7

Stock-based compensation expense	44.4	48.4
Tax benefit	(10.0)	(10.5)

Stock-based compensation expense	$34.4	$37.9

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three months ended July 31, 2009		Three months ended July 31, 2008
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.50 - 0.52	0.58 - 0.73	0.37	0.36 - 0.41
Range of expected lives (in years)	2.7 - 4.0	0.50 - 2.0	2.7 - 4.0	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.66% - 2.42%	0.42 - 0.86%	3.07 - 3.40%	1.53 - 1.75%
Expected forfeitures	13.5%	13.5%	13.6%	13.6%

	Six months ended July 31, 2009		Six months ended July 31, 2008
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.50 - 0.55	0.58 - 0.73	0.37	0.36 - 0.41
Range of expected lives (in years)	2.7 - 4.0	0.50 - 2.0	2.7 - 4.0	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.21% - 2.42%	0.42 - 0.86%	1.82 - 3.40%	1.53 - 1.75%
Expected forfeitures	13.5%	13.5%	13.6%	13.6%

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

Autodesk only recognizes expense for the stock-based awards that are ultimately expected to vest. Therefore, Autodesk has developed an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all stock-based awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

7.	Income Taxes

Autodesk’s effective tax rate was 22% during the three months ended July 31, 2009, and negative 256% during the six months ended July 31, 2009, compared to 28% and 27% in the respective periods of the prior fiscal year. Autodesk’s effective tax rate decreased 6% during the three months ended July 31, 2009 as compared to the same period in the prior fiscal year primarily due to non-deductible in-process research and development expense recorded during the second quarter of fiscal 2009. Autodesk’s effective tax rate decreased 283% during the six months ended July 31, 2009 as compared to the same period in the prior fiscal year as a result of a $20.9 million discrete non-cash tax charge from recording a valuation allowance against California deferred tax assets offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill recorded during the first quarter of fiscal 2010, and the tax impact of non-deductible in-process research and development expenses recorded during the second quarter of fiscal 2009. Excluding the impact of discrete tax items, the effective tax rates for the three and six month periods ended July 31, 2009 are lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and Federal and state research tax credits partially offset by the impact of SFAS 123R “Share-based Payment.”

During the first quarter of fiscal 2010, the State of California enacted significant California tax law changes. As a result of the enacted legislation, the Company expects that in fiscal years 2012 and beyond the Company’s income subject to tax in California will be less than under prior tax law and accordingly its California deferred tax assets are less likely to be realized. During the first quarter of fiscal 2010, the Company recorded a net discrete tax charge of $20.9 million related to the re-measurement of the Company’s California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for the Company’s California deferred tax assets that existed as of January 31, 2009. The Company will continue to assess the valuation allowance on its California deferred tax assets in future periods.

The amount of unrecognized tax benefits was determined in accordance with FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). As of July 31, 2009, the Company had $188.8 million of gross unrecognized tax benefits, excluding interest, of which approximately $178.0 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $10.8 million relates to items that would result in balance sheet reclassification only, with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At July 31, 2009, Autodesk had net deferred tax assets of $141.0 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

8.	Restructuring Reserve

In the fourth quarter of fiscal 2009, Autodesk initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 700 positions globally and will result in the consolidation of up to 27 leased facilities.

In the second quarter of fiscal 2010, Autodesk initiated an additional restructuring program, which will result in a staff reduction of approximately 430 positions globally and the consolidation of up to 32 leased facilities around the world in order to reduce Autodesk’s operating expenses. The restructuring program, and resulting staff reductions and facilities consolidations, initiated during the quarter ended July 31, 2009 is in addition to that initiated in the fourth quarter of fiscal 2009.

In connection with these restructuring plans, Autodesk recorded restructuring and impairment charges of $26.4 million and $42.9 million during the three and six months ended July 31, 2009, respectively. Of these amounts, $15.5 million and $19.4 million was recorded for one-time employee termination benefits during the three and six months ended July 31, 2009, respectively, and $10.9 million and $23.5 million was recorded for facilities-related and other costs during the three and six months ended July 31, 2009, respectively. The remainder of the termination benefits will substantially be paid during the third quarter of fiscal 2010. Autodesk expects to pay the facility related liabilities through fiscal 2018.

The following table summarizes the restructuring activity recorded in the Condensed Consolidated Balance Sheets during the six months ended July 31, 2009:

	Balance at January 31, 2009	Additions	Payments	Adjustments(1)	Balance at July 31, 2009
Fiscal 2010 Plan
Employee Severance and Benefits	$—	$16.3	$(12.4)	$(0.4)	$3.5
Facilities and Other	—	9.3	(0.8)	—	8.5
Fiscal 2009 Plan
Employee Severance and Benefits	35.4	5.8	(36.8)	(2.3)	2.1
Facilities and Other	2.8	10.8	(3.2)	—	10.4
Other
Employee Severance and Benefits	0.9	—	(0.5)	(0.4)	—
Facilities and Other	4.8	—	(1.4)	(0.4)	3.0

	$43.9	$42.2	$(55.1)	$(3.5)	$27.5

Current portion(2)	$38.4				$16.3
Non-current portion(2)	5.5				11.2

	$43.9				$27.5

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portion of the reserve is recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities,” respectively.

If Autodesk’s revenue should continue to decline significantly, the Company may further reduce its operating expenses to align them with its financial condition, including the possibility of a further restructuring. In taking these actions, Autodesk may incur additional costs which could negatively impact its net income and cash flows from operating activities.

9.	Deferred Compensation

At July 31, 2009, Autodesk had marketable securities totaling $360.2 million, of which $25.9 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $25.9 million at July 31, 2009, of which $1.8 million was classified as current and $24.1 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2009 was $19.9 million. The total related deferred compensation liability at January 31, 2009 was $19.9 million, of which $1.2 million was classified as current and $18.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

10.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer software and hardware, leasehold improvements, furniture and equipment and the related accumulated depreciation were as follows:

	July 31, 2009	January 31, 2009
Computer software, at cost	$126.4	$135.0
Computer hardware, at cost	108.2	103.1
Leasehold improvements, land and buildings, at cost	107.4	115.0
Furniture and equipment, at cost	42.0	41.6

	384.0	394.7
Less: Accumulated depreciation	(265.7)	(274.1)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$118.3	$120.6

11.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	July 31, 2009	January 31, 2009
Purchased technologies	$303.4	$302.4
Less: Accumulated amortization	(206.7)	(189.1)

Purchased technologies, net	$96.7	$113.3

12.	Goodwill

The changes in the carrying amount of goodwill during the six months ended July 31, 2009 were as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2009	$36.3	$209.4	$275.8	$21.0	$542.5
Transfer of assets between segments	(10.1)	10.1	—	—	—
Impairment	—	—	—	(21.0)	(21.0)
Effect of foreign currency translation, purchase accounting adjustments and other	—	2.5	1.5	—	4.0

Balance as of July 31, 2009	$26.2	$222.0	$277.3	$—	$525.5

Autodesk recorded an impairment charge of $21.0 million during the first quarter of fiscal 2010, representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, the Company concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to the Company’s revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines it was experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments; the M&E segment was the only segment that had a current fair value of its future discounted cash flows that fell below the carrying value of its assets.

When assessing goodwill for impairment, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows (“Income Approach”) and corroborates it with the estimated consideration which the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual operating results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) further significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal operating results forecasts. As of July 31, 2009, a hypothetical 10% decrease in the fair value of Autodesk’s reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

13.	Borrowing Arrangements

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., a Citibank affiliate, which is the primary lender and agent. Autodesk had no outstanding borrowings on this line at July 31, 2009. This facility expires in August 2012.

Autodesk’s China line of credit facility permits unsecured short-term borrowings of up to $5.0 million, and is available for working capital needs. At July 31, 2009, Autodesk had no outstanding borrowings on this line of credit, which contains customary covenants. This facility has no contractual expiration.

The weighted average interest rate on Autodesk’s line of credit facilities was 1.01% at January 31, 2009. Autodesk had no borrowings outstanding on either the U.S. or China line of credit at July 31, 2009.

14.	Commitments and Contingencies

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

Legal Proceedings

The following is a summary of material pending matters for which there were material developments during the three and six months ended July 31, 2009.

During the fourth quarter of fiscal 2007, three stockholder derivative lawsuits were filed against Autodesk and certain of the Company’s current and former directors and officers relating to its historical stock option practices and related accounting. On November 20, 2006, the Company and certain of its current and former members of the Board were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Giles v. Bartz, et al.,” Case No. C06-8175 (the “Giles Case”). On December 29, 2006, the Company, certain of its current and former members of the Board, and certain current and past executive officers were sued in U.S. Federal District Court for the Northern District of California in a stockholder derivative action, entitled “Campion v. Sutton, et al.,” Case No. C06-07967. The Campion lawsuit was consolidated into the Giles Case and later voluntarily dismissed by the plaintiff on January 31, 2007. On January 9, 2007, the Company, certain of its current and former members of the Board, and current and former executive officers were sued in the Superior Court for the State of California, County of Marin in a stockholder derivative action, entitled “Koerner v. Bartz, et al.,” Case No. CV-070112 (the “Koerner Case”). On February 10, 2009, the court in the Giles Case granted the Company’s motion for summary judgment and entered a judgment dismissing the case with prejudice. Following this judgment, on March 31, 2009, the plaintiff in the Koerner Case dismissed the action against the Company. Representative plaintiffs from each of the Giles Case and the Koerner Case separately requested that the Board review the processes followed and conclusions reached during the investigation of the Company’s historical stock option practices and related accounting (the “Demand Letters”). On April 22, 2009 the Board authorized the formation of an evaluation committee comprised of independent directors to evaluate the Demand Letters (the “Evaluation Committee”). The Evaluation Committee retained independent counsel to assist in their review of the Demand Letters. The plaintiff in the Giles Case subsequently withdrew her demand letter. After a thorough review and analysis, the Evaluation Committee determined that it would not be in the best interests of the Company and its stockholders to pursue any of the claims raised in the Koerner Demand Letter. On August 11, 2009 the Board met and considered the report of the Evaluation Committee and unanimously rejected the Koerner Demand Letter. The resolution of these matters did not have a material financial impact on the Company.

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

15.	Stock Repurchase Program

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans, and returns excess cash generated from its business to stockholders. Autodesk did not repurchase or retire any shares of its common stock during the three and six month periods ended July 31, 2009. As of July 31, 2009, 16.1 million shares remained available for repurchase under this program. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of the Company’s cash balances, general business and market conditions, the market price of Autodesk stock, cash on hand and available in the U.S., Company defined trading windows and other investment opportunities.

16.	Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss), net of taxes, were as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Net income (loss)	$10.5	$89.8	$(21.7)	$184.4
Other comprehensive income (loss):
Net loss on derivative instruments, net of taxes	(7.1)	—	(3.8)	—
Change in net unrealized loss on available-for-sale securities, net of tax benefit	0.2	—	0.2	(0.1)
Net change in cumulative foreign currency translation adjustment	15.2	(0.1)	13.5	6.3

Other comprehensive income (loss)	8.3	(0.1)	9.9	6.2

Total comprehensive income (loss)	$18.8	$89.7	$(11.8)	$190.6

During the three and six months ended July 31, 2009, Autodesk entered into foreign currency instruments to hedge its exposure to foreign currency exchange. These hedges resulted in $7.1 million and $3.8 million of other comprehensive loss during the three and six months ended July 31, 2009, respectively. See Note 4, “Financial Instruments and Hedging Activities,” for further information regarding Autodesk’s foreign currency instruments.

17.	Net Income (Loss) Per Share

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

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$10.5	$89.8	$(21.7)	$184.4

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	228.9	224.2	228.0	225.2
Effect of dilutive securities	3.4	6.9	—	6.9

Denominator for dilutive net income (loss) per share	232.3	231.1	228.0	232.1

Basic net income (loss) per share	$0.05	$0.40	$(0.09)	$0.82

Diluted net income (loss) per share	$0.05	$0.39	$(0.09)	$0.80

The computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended July 31, 2009 and 2008, 22.3 million and 15.8 million potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share. For the six months ended July 31, 2009 and 2008, 31.4 million and 14.7 million potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

18.	Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). Location Services, which Autodesk disposed of in February 2009, is not included in any of the above reportable segments, and is reflected as Other. Autodesk has no material inter-segment revenue.

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

Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 12, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments was as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008 (2)	2009	2008 (2)
Net revenue:
Platform Solutions and Emerging Business	$145.0	$237.5	$300.7	$489.4
Architecture, Engineering and Construction	125.1	175.9	253.4	331.1
Manufacturing	97.4	130.7	191.2	249.8
Media and Entertainment	47.1	69.2	95.0	136.5
Other	0.3	6.2	0.4	11.5

	$414.9	$619.5	$840.7	$1,218.3

Gross profit:
Platform Solutions and Emerging Business	$135.9	$225.6	$281.9	$465.1
Architecture, Engineering and Construction	112.4	162.5	228.8	305.1
Manufacturing	89.4	121.8	175.6	232.2
Media and Entertainment	35.8	51.8	69.9	101.1
Unallocated (1)	(8.7)	(1.9)	(17.9)	(2.9)

	$364.8	$559.8	$738.3	$1,100.6

(1)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including amortization of purchased technology and stock-based compensation expense.

(2)	Gross profit by segment for the three and six months ended July 31, 2008 has been restated to conform to the current period presentation.

Information regarding Autodesk’s operations by geographic area was as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Net revenue:
Americas
U.S.	$129.9	$164.1	$263.5	$325.1
Other Americas	29.5	38.5	59.4	68.9

Total Americas	159.4	202.6	322.9	394.0

Europe, Middle East and Africa	157.0	267.2	324.1	526.2

Asia Pacific
Japan	43.0	55.4	90.3	118.2
Other Asia Pacific	55.5	94.3	103.4	179.9

Total Asia Pacific	98.5	149.7	193.7	298.1

Total net revenue	$414.9	$619.5	$840.7	$1,218.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results, (including net revenue, operating margins, product backlog, upgrade, crossgrade and maintenance revenue, and revenue by geography), the impact of our restructuring activities, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates on net revenue and expenses, costs and expenses, (including cost of revenue and operating expenses), future income, our anticipated tax rate and our ability to successfully expand our 2D horizontal customer base to our 2D vertical products and 3D model-based design products. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading 2D and 3D design, engineering, and entertainment software and services company for the architecture, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets. Worldwide business trends such as globalization, sustainability, investment in infrastructure, and the increasing desire to keep data digital, are creating pressure on our customers to improve innovation while enhancing productivity. We enable customer innovation by delivering the broadest portfolio of products and services for the digital design, visualization, and simulation of real-world project performance. Our products help our customers increase efficiency and productivity while solving business challenges. Our customers are seeking differentiation through design, and we believe our products provide a competitive advantage to succeed in this environment.

To achieve our goal, we believe that we can capitalize on our competitive advantages. Specifically, we believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use, and to provide customers low cost of deployment, low total cost of ownership and a rapid return on investment. In addition, our software architecture allows for extensibility and integration with other products. We believe that our technological leadership, brand recognition, breadth of product line and large installed base will help us manage through the economic downturn and position us well for an eventual recovery.

We also believe that our large global network of distributors and resellers, third-party developers, customers, and students is a competitive advantage. These relationships provide us with a broad reach into volume markets. Our distributor and reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We believe that the strength of our channel partners will help us maintain a leadership position throughout the economic downturn. The overall health of our channel partners remains vitally important to us. We have an active partner assistance program in place on a global basis, and we will continue to work closely with our partners in a collaborative effort to manage through the current economic downturn. We have a significant number of registered third-party developers that create products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available both from educational institutions and the existing work force, reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

Our strategy to grow over the long term derives from these core strengths. Our growth strategy includes continually increasing the business value of our design tools in a number of ways, and improving the performance and functionality of our existing products with each new release. Our most recent release began in March 2009. Beyond our 2D horizontal design products, we develop products addressing industry-specific needs including 2D vertical and 3D model-based design product offerings. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. We are also considering innovative ways of delivering better user experiences to the customers we serve. As a result, we seek to drive technology democratization and increase customer loyalty.

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

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs while making a decision of whether to enter into an acquisition. We currently anticipate that we will selectively acquire products, technology and businesses as compelling opportunities that promote our strategy become available, but the pace at which we make such investments will vary depending upon our business needs, the availability of suitable sellers and technology, and our own financial condition. The size and frequency of transactions to acquire products, technology and businesses decreased during the first half of fiscal 2010 as compared to the prior fiscal year.

Economic contraction in most countries and markets, and global financial market instability, including the continuation of a tight credit market, is adversely impacting our business. We have taken, and continue to take, actions to address these global economic changes and their impact on our financial results and outlook, including revenue and demand stimulation activities as well as cost reduction steps. Our strategy remains focused on leveraging our core strengths and investing in our long-term growth opportunities to achieve our goal of being the world’s leading 2D and 3D design, engineering, and entertainment software and services company for the architecture, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets.

Our strategy depends upon a number of assumptions, including our ability to make our technology available to mainstream markets; leverage our large global network of distributors and resellers, third-party developers, customers, and students; improve the performance and functionality of our products; and that world-wide business trends occur as we currently anticipate. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part II, Item 1A, “Risk Factors.”

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

Updates on the relevant periodic financial disclosures related to these policies are provided below.

Marketable Securities. At July 31, 2009, we had $360.2 million of short- and long-term marketable securities. We review our investments in marketable securities quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the sponsor, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded. Prior to the quarter ended July 31, 2009, all other-than-temporary impairment charges were recorded to our Condensed Consolidated Statements of Operations. Effective with the quarter ended July 31, 2009, only the credit portion of other-than-temporary impairment charges will be recorded to our Condensed Consolidated Statements of Operations, with the remainder recorded in accumulated other comprehensive income. A credit related impairment results in a new cost basis in the investment recorded in our Condensed Consolidated Balance Sheets. If market, industry, and/or sponsor conditions deteriorate, we may incur future impairments.

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

We recorded an impairment charge of $21.0 million during the six months ended July 31, 2009 representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to our revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and the M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Variances in the assumptions described above could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. The value of our goodwill could also be impacted by future adverse changes such as: (i) declines in our actual operating results, (ii) a sustained decline in our market capitalization, (iii) further significant slowdown in the worldwide economy or the industries we serve, or (iv) changes in our business strategy or our internal operating results forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As of July 31, 2009, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

Product Returns Reserves. Our product returns reserves were $10.2 million at July 31, 2009 and $13.0 million at January 31, 2009. Actual product returns as a percentage of applicable revenue were 5.5% and 4.2% for the three months ended July 31, 2009 and 2008, respectively, and 5.5% and 3.6% for the six months ended July 31, 2009 and 2008, respectively. Actual product returns as a percentage of applicable revenue has increased during the three and six months ended July 31, 2009 as compared to the same periods of the prior fiscal year primarily due to the decreases in our revenue during those periods. Actual product returns in absolute dollars have decreased during the three and six months ended July 31, 2009 as compared to the same periods of the prior fiscal year. During the three months ended July 31, 2009 and 2008, we recorded additions to our product returns reserve of $9.5 million and $15.1 million, respectively, which reduced our revenue. During the six months ended July 31, 2009 and 2008, we recorded additions to our product returns reserve of $21.9 million and $29.5 million, respectively, which reduced our revenue.

Income Taxes. At July 31, 2009, we had $141.0 million of net deferred tax assets, mostly arising from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and a valuation allowance against California deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in an adjustment to net income in the period when such determinations are made.

Overview of the Three and Six Months Ended July 31, 2009

Our results for the first half of fiscal 2010 continue to reflect the global economic downturn, which has impacted our business on almost every front. Global macro economic conditions did not show meaningful signs of improvement during the three and six months ended July 31, 2009, although some economic indicators were mixed at the end of our second quarter of fiscal 2010. Our overall business visibility improved somewhat in the second quarter of fiscal 2010, but remains limited. In the past we have indicated that job losses and the availability of credit in the major industries we serve are important indicators for our business. There have been significant job losses around the world over the past seven quarters. Additionally, although the availability of credit appears to have improved, it is not clear whether business has normalized for our customers and partners during the quarter ended July 31, 2009.

We believe that the economic downturn, as well as the economic pressure on our customers, has decreased demand for our products as customers have reduced their work force resulting in fewer seats of our design software sold and fewer maintenance contracts being renewed. Consequently, we experienced revenue contraction in most products and all reportable segments during the three and six months ended July 31, 2009, as compared to the same periods in the prior fiscal year. However, we have seen sequential revenue growth in several parts of our business during the second quarter of fiscal 2010, including emerging economies, our Manufacturing segment, the Asia Pacific region, our 3D model-based design products and 3D animation software. Despite the sequential growth in these areas, it is not clear to us whether this represents a sustainable trend, or is an indication of a broad-based stabilization of our business.

During the three months ended July 31, 2009, as compared to the same period of the prior fiscal year, net revenue decreased 33%, gross profit decreased 35% and income from operations decreased 98%. During the six months ended July 31, 2009, as compared to the same period of the prior fiscal year, net revenue decreased 31%, gross profit decreased 33% and income from operations decreased 107%, resulting in an operating loss for the first half of fiscal 2010.

The 98% decrease in income from operations during the quarter ended July 31, 2009, as compared to the same period in the prior fiscal year, was primarily due to the 33% reduction of our net revenue. We also recorded restructuring charges of $26.4 million, or 22 percentage points of the 98% decrease, which contributed to the decline in income from operations. The 107% decrease in income from operations during the six months ended July 31, 2009, as compared to the same period in the prior fiscal year, was primarily due to the 31% reduction of our net revenue. We also recorded restructuring charges of $42.9 million, or 18 percentage points of the 107% decrease, and a goodwill impairment charge of $21.0 million, or 9 percentage points of the 107% decrease, associated with our M&E segment. Both of these charges contributed to the decline in income from operations. Our spending decisions are based in part on our expectations for future revenue and are relatively fixed in the short term. Accordingly, our ability to adjust our operating costs for any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability.

In the second quarter of fiscal 2010 we initiated a restructuring plan, which will reduce headcount by approximately 430 positions globally and consolidate up to 32 leased facilities around the world in order to reduce our operating expenses. We are taking these and other actions in an attempt to better align our cost structure with our recent and anticipated financial results. Other important actions include discretionary spending and contingent labor expense reductions. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, Italy, the United Kingdom, Canada, China, South Korea and Australia. The stronger value of the U.S. dollar relative to other currencies had a negative effect of $10.0 million and $19.0 million on operating income during the three and six months ended July 31, 2009, respectively, as compared to the same periods of the prior fiscal year. Had exchange rates from the three months ended July 31, 2008 been in effect during the three months ended July 31, 2009 (“on a constant currency basis”), translated international revenue billed in local currencies would have been $23.6 million higher and operating expenses would have been $13.6 million higher. On a constant currency basis, this represents a 29% decrease in net revenue and an 89% decrease in income from operations during the three months ended July 31, 2009, as compared to the same period in the prior fiscal year. Had exchange rates from the six months ended July 31, 2008 been in effect during the six months ended July 31, 2009, translated international revenue billed in local currencies would have been $54.3 million higher and operating expenses would have been $35.3 million higher. On a constant currency basis, this represents a 27% decrease in net revenue and a 99% decrease in income from operations during the six months ended July 31, 2009, as compared to the same period in the prior fiscal year. Changes in the value of the U.S. dollar may have a significant effect on net revenue and income from operations in future periods. We use foreign currency forward and option collar contracts to reduce the exchange rate effect on the net revenue of certain anticipated transactions, but cannot completely mitigate the impact of fluctuation of foreign currency against the U.S. dollar.

Net revenue for the three months ended July 31, 2009 decreased 33% as compared to the same period in the prior fiscal year due to a 48% decrease in license and other revenue, partially offset by a 3% increase in maintenance revenue. Our maintenance revenue relates to a program known by our user community as the Subscription Program. We experienced decreases in net revenue in Europe, Middle East, Africa (“EMEA”), Asia Pacific (“APAC”) and the Americas during the three months ended July 31, 2009 as compared to the same period in the prior fiscal year.

Net revenue for the six months ended July 31, 2009 decreased 31% as compared to the same period in the prior fiscal year due to a 46% decrease in license and other revenue, partially offset by a 6% increase in maintenance revenue. We experienced decreases in net revenue in EMEA, APAC and the Americas during the six months ended July 31, 2009 as compared to the same period in the prior fiscal year.

Our total operating margin decreased from 19% and 20% during the three and six months ended July 31, 2008, respectively, to a 1% operating profit and an operating loss of 2% during the three and six months ended July 31, 2009, respectively. The decrease during the three months ended July 31, 2009 was primarily due to the decrease in our net revenue and charges for restructuring. The decrease during the six months ended July 31, 2009 was primarily due to the decrease in our net revenue and charges for restructuring and goodwill impairment. Marketing and sales, research and development, and general and administrative expenses decreased during the three and six months ended July 31, 2009 as compared to the same periods of the prior fiscal year as a result of our cost saving initiatives. The reduction in costs did not occur as rapidly as the decline in net revenue during the three and six months ended July 31, 2009, and our operating margins suffered as a result.

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

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 14% of our consolidated net revenue for the three months ended July 31, 2009 and 2008, and 14% and 15% of our consolidated net revenue for the six months ended July 31, 2009 and 2008, respectively.

We expect net revenue to decrease in absolute dollars during the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, due to the continued global recession. As compared to the third quarter of fiscal 2009, we expect third quarter fiscal 2010 operating expenses will decrease in absolute dollars, as we continue to find ways to reduce our operating expenses to align with our financial condition, and to increase as a percentage of net revenue, as we expect our net revenue to decrease more rapidly than our expenses. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our actual financial results. In addition, in taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

Our primary goals for the remainder of fiscal 2010 are to continue delivering our market-leading products and solutions to our customers, stimulate revenue growth, reduce expenses and invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins, operating cash flow and our worldwide operations.

At July 31, 2009, we had $1,028.7 million in cash and marketable securities. We completed the quarter ended July 31, 2009 with a lower deferred revenue balance and a lower accounts receivable balance as compared to the quarter ended January 31, 2009. Our deferred revenue balance at July 31, 2009 included $443.9 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year. We had no repurchases of our common stock in the three or six months ended July 31, 2009.

Results of Operations

Net Revenue

	Three months ended July 31,	Increase (decrease) compared to prior period		Three months ended July 31,	Six months ended July 31,	Increase (decrease) compared to prior period		Six months ended July 31,
(in millions)	2009	$	%	2008	2009	$	%	2008
Net Revenue:
License and other	$231.0	$(209.2)	-48%	$440.2	$474.6	$(397.8)	-46%	$872.4
Maintenance	183.9	4.6	3%	179.3	366.1	20.2	6%	345.9

	$414.9	$(204.6)	-33%	$619.5	$840.7	$(377.6)	-31%	$1,218.3

Net Revenue by Geographic Area:
Americas	$159.4	$(43.2)	-21%	$202.6	$322.9	$(71.1)	-18%	$394.0
Europe, Middle East and Africa	157.0	(110.2)	-41%	267.2	324.1	(202.1)	-38%	526.2
Asia Pacific	98.5	(51.2)	-34%	149.7	193.7	(104.4)	-35%	298.1

	$414.9	$(204.6)	-33%	$619.5	$840.7	$(377.6)	-31%	$1,218.3

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$145.0	$(92.5)	-39%	$237.5	$300.7	$(188.7)	-39%	$489.4
Architecture, Engineering and Construction	125.1	(50.8)	-29%	175.9	253.4	(77.7)	-23%	331.1
Manufacturing	97.4	(33.3)	-25%	130.7	191.2	(58.6)	-23%	249.8
Media and Entertainment	47.1	(22.1)	-32%	69.2	95.0	(41.5)	-30%	136.5
Other	0.3	(5.9)	-95%	6.2	0.4	(11.1)	-97%	11.5

	$414.9	$(204.6)	-33%	$619.5	$840.7	$(377.6)	-31%	$1,218.3

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses, revenue from the Autodesk upgrade program and revenue from the Autodesk crossgrade program. Other revenue consists of revenue from Advanced Systems, consulting and training services, Autodesk Collaborative Solution hosting, and our former Location Services division. We divested the Location Services division in February 2009, and we do not expect further revenue to be received from it.

Total license and other revenue decreased 48% during the three months ended July 31, 2009, as compared to the same period of the prior fiscal year. License and other revenue from 2D and 2D vertical products decreased 38% and license and other revenue from 3D model-based design products decreased 25%, each as compared to the same period of the prior fiscal year. These decreases were primarily due to the 50% decrease in commercial new seat revenue during the three months ended July 31, 2009. During the three months ended July 31, 2009, 32 percentage points of the 50% decrease was due to decreases in the number of seats sold, and 18 percentage points was due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 56% and 71% for the three months ended July 31, 2009 and 2008, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 63% and 66% for the three months ended July 31, 2009 and 2008, respectively.

Total license and other revenue decreased 46% during the six months ended July 31, 2009 as compared to the same period of the prior fiscal year. License and other revenue from 2D and 2D vertical products decreased 39% and license and other revenue from 3D model-based design products decreased 21%, each as compared to the same period of the prior fiscal year. These decreases were primarily due to the 51% decrease in commercial new seat revenue during the six months ended July 31, 2009. During the six months ended July 31, 2009, 38 percentage points of the 51% decrease was due to decreases in the number of seats sold, and 13 percentage points was due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 56% and 72% for the six months ended July 31, 2009 and 2008, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 60% and 68% for the six months ended July 31, 2009 and 2008, respectively.

Also contributing to the decreases in license and other revenue during the three and six months ended July 31, 2009, as compared to the same periods of the prior fiscal year, were the respective 54% and 42% decreases in upgrade revenue, which includes crossgrade revenue. The decreases in upgrade revenue were driven primarily by current macroeconomic factors, with our customers delaying the purchase of upgrades due to uncertainties in the current business climate. Additionally, upgrade revenue was lower during the three and six months ended July 31, 2009 because of the relatively smaller size of the upgradeable base of our AutoCAD-based products, as compared to the upgradeable base of our AutoCAD-based products as of the same periods in the prior fiscal year, due to a higher percentage of customers on our maintenance program, which includes unspecified upgrades when and if available. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 3% of net revenue for all periods presented.

Maintenance Revenue

Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods. Maintenance revenue increased 3% during the three months ended July 31, 2009, as compared to the same period of the prior fiscal year. During the three months ended July 31, 2009, 9 percentage points of the 3% increase was due to higher net revenue per maintenance seat, partially offset by 6 percentage points due to decreases in program enrollment. As a percentage of total net revenue, maintenance revenue was 44% and 29% for the three months ended July 31, 2009 and 2008, respectively.

Maintenance revenue increased 6% during the six months ended July 31, 2009, as compared to the same period of the prior fiscal year. During the six months ended July 31, 2009, 10 percentage points of the 6% increase was due to higher net revenue per maintenance seat, partially offset by 4 percentage points due to decreases in program enrollment. As a percentage of total net revenue, maintenance revenue was 44% and 28% for the six months ended July 31, 2009 and 2008, respectively. Our maintenance program provides customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Total program enrollment at July 31, 2009 consisted of about 2.3 million users. The number of users increased from 1.7 million at April 30, 2009 to 2.3 million at July 31, 2009 primarily due to a one-time adjustment of 0.6 million educational seats for users who were migrated to a standard educational maintenance plan. These users were not previously captured in our maintenance installed base. We do not believe these additional seats will have a material impact on our future maintenance revenue. The year over year growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, and maintenance billings declined year over year in both the three and six months ended July 31, 2009. Maintenance billings declined 11% and 12% during the three and six months ended July 31, 2009, respectively, as compared to the same periods of the prior fiscal year, due to fewer new seats sold and a decrease in renewal rates as customers have reduced their work force. The change in maintenance billings is an indicator of future maintenance revenue because we recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year. Without a meaningful near-term increase in maintenance billings, the year-over-year decline in maintenance billings will create downward pressure on maintenance revenue over the next four quarters.

Aggregate backlog at July 31, 2009 and January 31, 2009 was $517.9 million and $569.5 million, respectively, of which $501.9 million and $552.1 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $1.4 million during the first half of fiscal 2010 from $17.4 million at January 31, 2009 to $16.0 million at July 31, 2009. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region decreased by 21% both as reported and on a constant currency basis, during the three months ended July 31, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 23% decrease in revenue from new seats, a 48% decrease in upgrade revenue and a 3% decrease in maintenance revenue in the Americas. Had exchange rates from the three months ended July 31, 2008 been in effect during the three months ended July 31, 2009, translated net revenue in the Americas would have been $0.4 million higher. Net revenue in the Americas region decreased by 18% both as reported and on a constant currency basis, during the six months ended July 31, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 34% decrease in revenue from new seats and a 13% decrease in upgrade revenue in the Americas. These decreases were partially offset by a 3% increase in maintenance revenue. Had exchange rates from the six months ended July 31, 2008 been in effect during the six months ended July 31, 2009, translated net revenue in the Americas would have been $1.2 million higher. Growth in the Americas continues to be affected by a contracting economy that impacted growth rates for all of our products during the three and six months ended July 31, 2009.

Net revenue in the EMEA region decreased by 41%, or 32% on a constant currency basis, during the three months ended July 31, 2009 as compared to the same period of the prior fiscal year. The decrease was primarily due to a 58% decrease in new seat revenue and a 57% decrease in revenue from upgrades, partially offset by a 1% increase in maintenance revenue. The EMEA region’s decline in revenue during the three months ended July 31, 2009 was primarily due to economic contraction in virtually all countries in the region. The decrease in our revenue was led by emerging economy countries followed by the United Kingdom, Germany, Italy and France. The negative effect of the stronger value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the decrease in net revenue in EMEA. Had exchange rates from the three months ended July 31, 2008 been in effect during the three months ended July 31, 2009, translated net revenue in EMEA would have been $24.3 million higher. Net revenue in the EMEA region decreased by 38%, or 28% on a constant currency basis, during the six months ended July 31, 2009 as compared to the same period of the prior fiscal year. The decrease was primarily due to a 58% decrease in new seat revenue and a 53% decrease in revenue from upgrades, partially offset by a 3% increase in maintenance revenue. The EMEA region’s decreased growth during the six months ended July 31, 2009 was primarily due to economic contraction in virtually all countries in the region. The decrease in our revenue was led by emerging economy countries followed by the United Kingdom, France, Italy and Germany. The negative effect of the stronger value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the decrease in net revenue in EMEA. Had exchange rates from the six months ended July 31, 2008 been in effect during the six months ended July 31, 2009, translated net revenue in EMEA would have been $55.2 million higher.

Net revenue in the APAC region decreased by 34%, or 35% on a constant currency basis, during the three months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 46% decrease in new seat revenue, a 58% decrease in upgrade revenue, partially offset by a 19% increase in maintenance revenue. Net revenue contraction in the APAC region during the three months ended July 31, 2009 occurred in virtually all countries, led by Japan and followed by China, South Korea, Australia and India. Had exchange rates from the three months ended July 31, 2008 been in effect during the three months ended July 31, 2009, translated net revenue in APAC would have been $1.2 million lower. Net revenue in the APAC region decreased by 35%, or 36% on a constant currency basis, during the six months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 47% decrease in new seat revenue, a 54% decrease in upgrade revenue, partially offset by an 18% increase in maintenance revenue. Net revenue contraction in the APAC region during the six months ended July 31, 2009 occurred in virtually all countries, led by Japan and followed by South Korea, China, Australia and India. Had exchange rates from the six months ended July 31, 2008 been in effect during the six months ended July 31, 2009, translated net revenue in APAC would have been $2.1 million lower.

Revenue from emerging economies decreased 45% and 43% during the three and six months ended July 31, 2009, as compared to the three and six month periods ended July 31, 2008. Revenue from emerging economies represented 15% of net revenue during the three and six months ended July 31, 2009, as compared to 18% during the same periods of the prior fiscal year. These decreases were significant factors in our international sales contraction during the three and six months ended July 31, 2009.

We believe that international net revenue will continue to comprise a majority of our total net revenue. Economic weakness in the countries that contribute a significant portion of our net revenue had, and we expect will continue to have, an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. International net revenue represented 69% and 74% of our net revenue during the three months ended July 31, 2009 and 2008, respectively, and 69% and 73% of our net revenue during the six months ended July 31, 2009 and 2008, respectively.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). Location Services (“LBS”), which we disposed of in February 2009, is not included in any of the above reportable segments and is reflected as Other. In the first quarter of fiscal 2010 we reorganized our business to better align with our customers and accelerate product innovation. As part of this change there has been some product movement between business segments, including the movement of Geospatial and Process and Power design market products from PSEB to AEC. Certain reclassifications to segment revenue and gross profit have been made to prior year amounts to conform to the current presentation. We have no material inter-segment revenue.

Net revenue for PSEB decreased 39% during the three months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 39% decrease in revenue from AutoCAD and a 38% decrease in revenue from AutoCAD LT. Net revenue for PSEB decreased 39% during the six months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 44% decrease in revenue from AutoCAD LT and a 38% decrease in revenue from AutoCAD.

Net revenue for AEC decreased 29% during the three months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 30% decrease in revenue from Revit and a 42% decrease in revenue from ACAD Architecture. Net revenue for AEC decreased 23% during the six months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 41% decrease in revenue from AutoCAD Architecture and a 26% decrease in revenue from Revit.

Net revenue for MFG decreased 25% during the three months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 29% decrease in revenue from Autodesk Inventor products and a 42% decrease in revenue from Autodesk Mechanical. Net revenue for MFG decreased 23% during the six months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 30% decrease in revenue from Autodesk Inventor products and a 40% decrease in revenue from Autodesk Mechanical.

Net revenue for M&E decreased 32% during the three months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 47% decrease in revenue from Advanced Systems and a 20% decrease in revenue from our Animation product group. The decrease in Animation revenue was primarily due to a 39% decrease in revenue from Autodesk 3ds Max and a 10% decrease in revenue from Maya. Net revenue for M&E decreased 30% during the six months ended July 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 39% decrease in revenue from Advanced Systems and a 24% decrease in revenue from our Animation product group. The decrease in Animation revenue was primarily due to a 37% decrease in revenue from Autodesk 3ds Max and a 20% decrease in revenue from Maya.

Cost of Revenue

	Three months ended July 31, 2009	Increase (decrease) compared to prior period		Three months ended July 31, 2008	Six months ended July 31, 2009	Increase (decrease) compared to prior period		Six months ended July 31, 2008
(in millions)		$	%			$	%
Cost of revenue:
License and other	$47.1	$(10.5)	-18%	$57.6	$96.6	$(17.0)	-15%	$113.6
Maintenance	3.0	0.9	43%	2.1	5.8	1.7	41%	4.1

	$50.1	$(9.6)	-16%	$59.7	$102.4	$(15.3)	-13%	$117.7

As a percentage of net revenue	12%			10%	12%			10%

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

Cost of license and other revenue decreased 18% and 15% during the three and six months ended July 31, 2009, respectively, as compared to the same periods of the prior fiscal year primarily due to the 48% and 46% respective decreases in license and other revenue. Cost of license and other revenue did not decline as rapidly as the associated net revenue because of increased amortization of purchased intangibles related to fiscal year 2009 acquisitions, costs associated with redundant services as we migrated a portion of our IT systems onto a new platform, and higher costs associated with the implementation of our electronic fulfillment system in the first half of fiscal 2010, as compared to the same period of the prior fiscal year.

Cost of maintenance revenue includes labor costs of fulfilling maintenance contracts, including stock-based compensation expense for these employees and professional services fees. Cost of maintenance revenue increased 43% and 41% during the three and six months ended July 31, 2009, respectively, as compared to the same period of the prior fiscal year due to an increase in product support headcount due to the acquisition of Moldflow Corporation in the second quarter of fiscal 2009. These increases were also due to the 3% and 6% increases in maintenance revenue during the three and six months ended July 31, 2009, respectively.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and the effect of expensing employee stock-based compensation expense. We expect cost of revenue to decline in absolute dollars during the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, with the decrease in net revenue and as we continue to find ways to reduce our operating expenses to align with our financial condition. We expect cost of revenue to increase as a percentage of net revenue during the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, as we expect our net revenue to decrease more rapidly than our cost of revenue.

Marketing and Sales

	Three months ended July 31, 2009	Decrease compared to prior period		Three months ended July 31, 2008	Six months ended July 31, 2009	Decrease compared to prior period		Six months ended July 31, 2008
(in millions)		$	%			$	%
Marketing and sales	$176.4	$(53.8)	-23%	$230.2	$360.3	$(95.4)	-21%	$455.7
As a percentage of net revenue	43%			37%	43%			37%

Marketing and sales expenses include salaries, benefits, bonuses and stock-based compensation expense for our marketing and sales employees, costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include travel and facility costs for our marketing, sales, dealer training and administrative support personnel, professional fees and services, rent and occupancy, sales and dealer commissions, cost of supplies and equipment, labor costs of sales order processing, and overhead charges. Certain reclassifications have been made to marketing and sales expense amounts for the first quarter ended April 30, 2009; see Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Marketing and sales expenses decreased 23% and 21% during the three and six months ended July 31, 2009, respectively, as compared to the same periods of the prior fiscal year, primarily due to lower employee related costs, including commissions and bonuses, decreased travel expenditures and reduced advertising and promotional expenses. We expect to balance our need to invest in the marketing and sales of our products with our need to reduce our operating expenses to align with our financial condition, by making fewer and more strategic investments in marketing and sales. As compared to the third quarter of fiscal 2009, we expect marketing and sales expenses to decrease in absolute dollars, and to increase as a percentage of net revenue, as we expect our net revenue to decrease more rapidly than our marketing and sales expense.

Research and Development

	Three months ended July 31, 2009	Decrease compared to prior period		Three months ended July 31, 2008	Six months ended July 31, 2009	Decrease compared to prior period		Six months ended July 31, 2008
(in millions)		$	%			$	%
Research and development	$109.8	$(45.0)	-29%	$154.8	$231.4	$(69.0)	-23%	$300.4
As a percentage of net revenue	26%			25%	28%			25%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees, rent and occupancy, professional services such as fees paid to software development firms and independent contractors, expense of traveling, entertainment and training and other overhead charges. Certain reclassifications have been made to research and development expense amounts for the first quarter ended April 30, 2009; see Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Research and development expenses decreased 29% and 23% during the three and six months ended July 31, 2009, respectively, as compared to the same periods of the prior fiscal year, primarily due to decreases in employee related costs driven by decreased research and development headcount and lower bonus expense. Also contributing to the decrease was a decrease in in-process research and development expense from the three and six months ended July 31, 2008. As compared to the third quarter of fiscal 2009, we expect research and development expenses to decrease in absolute dollars, as we continue to find ways to reduce our operating expenses to align with our financial condition, and to increase as a percentage of net revenue, as we expect our net revenue to decrease more rapidly than our research and development expense.

General and Administrative

	Three months ended July 31, 2009	Decrease compared to prior period		Three months ended July 31, 2008	Six months ended July 31, 2009	Decrease compared to prior period		Six months ended July 31, 2008
(in millions)		$	%			$	%
General and administrative	$49.5	$(6.5)	-12%	$56.0	$99.5	$(6.3)	-6%	$105.8
As a percentage of net revenue	12%			9%	12%			9%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal personnel, as well as amortization expense of customer relationships and trademarks acquired, professional fees for legal and accounting services, expense of communication, and cost of supplies and equipment. Certain reclassifications have been made to general and administrative expense amounts for the first quarter ended April 30, 2009; see Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

General and administrative expenses decreased 12% and 6% during the three and six months ended July 31, 2009, respectively, as compared to the same period of the prior fiscal year, primarily due to decreases in employee related costs due to decreased general and administrative headcount. As compared to the third quarter of fiscal 2009, we expect that general and administrative expenses will decrease in absolute dollars, as we continue to find ways to reduce our operating expenses to align with our financial condition, and to increase as a percentage of net revenue, as we expect our net revenue to decrease more rapidly than our general and administrative expenses.

Restructuring Charges

	Three months ended July 31, 2009	Increase compared to prior period		Three months ended July 31, 2008	Six months ended July 31, 2009	Increase compared to prior period		Six months ended July 31, 2008
(in millions)		$	%			$	%
Restructuring charges	$26.4	$26.4	*	$—	$42.9	$42.9	*	$—
As a percentage of net revenue	6%			0%	5%			0%

*	Percentage is not meaningful

In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program has reduced the number of employees by a total of approximately 700 positions globally and will result in the consolidation of up to 27 leased facilities.

In the second quarter of fiscal 2010, we initiated an additional restructuring program, which will result in a headcount reduction of approximately 430 positions globally and the consolidation of up to 32 leased facilities around the world in order to reduce our operating expenses. The restructuring program, and resulting staff reductions and facilities consolidations, initiated during the quarter ended July 31, 2009 is in addition to that initiated in the fourth quarter of fiscal 2009.

In connection with these restructuring plans, we recorded restructuring and impairment charges of $26.4 million and $42.9 million during the three and six months ended July 31, 2009, respectively. Of these amounts, $15.5 million and $19.4 million was recorded for one-time employee termination benefits during the three and six months ended July 31, 2009, respectively, and $10.9 million and $23.5 million was recorded for facilities-related costs during the three and six months ended July 31, 2009, respectively. The remainder of the termination benefits will substantially be paid during the third quarter of fiscal 2010. We expect to pay the facility related liabilities through fiscal 2018. If our revenue should continue to decline significantly, we may further reduce our operating expenses to align them with our financial condition, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities. See Note 8, “Restructuring Reserve,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Impairment of Goodwill

	Three months ended July 31, 2009	Increase compared to prior period		Three months ended July 31, 2008	Six months ended July 31, 2009	Increase compared to prior period		Six months ended July 31, 2008
(in millions)		$	%			$	%
Impairment of goodwill	$—	$—	*	$—	$21.0	$21.0	*	$—
As a percentage of net revenue	0%			0%	2%			0%

*	Percentage is not meaningful

We recorded an impairment charge of $21.0 million affecting the first quarter of fiscal 2010 representing the entire goodwill balance of the M&E segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to our revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and the M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. See Note 12, “Goodwill,” in the Notes to Condensed Consolidated Financial Statements and “Critical Accounting Policies and Estimates – Goodwill” above for further discussion. As of July 31, 2009, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three months ended July 31,		Six months ended July 31,
(in millions)	2009	2008	2009	2008
Interest and investment income, net	$3.6	$3.6	$5.4	$10.4
Gain on foreign currency transactions	3.3	1.2	1.8	1.4
Other income	3.8	1.5	3.5	1.4

	$10.7	$6.3	$10.7	$13.2

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and other income, net, during the three months ended July 31, 2009, as compared to the same period in the prior fiscal year, is primarily due to a gain on the sale of an investment, gains on foreign currency transactions and gains on marketable securities. The decrease in interest and other income, net, during the six months ended July 31, 2009, as compared to the same period in the prior fiscal year, is primarily due to lower interest rate yields partially offset by the gains recorded on the sale of an investment, gains on foreign currency transactions and gains on marketable securities.

Provision for Income Taxes

Our effective tax rate was 22% during the three months ended July 31, 2009 and negative 256% during the six months ended July 31, 2009, compared to 28% and 27% in the respective periods of the prior fiscal year. Our effective tax rate decreased 6% during the three months ended July 31, 2009 as compared to the same period in the prior fiscal year primarily due to non-deductible in-process research and development costs recorded during the second quarter of fiscal 2009. Our effective tax rate decreased 283% during the six months ended July 31, 2009 as compared to the same period in the prior fiscal year as a result of a $20.9 million discrete non-cash tax charge from recording a valuation allowance against California deferred tax assets partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill recorded during the first quarter of fiscal 2010, and the tax impact of non-deductible in-process research and development expense recorded during the second quarter of fiscal 2009. Excluding the impact of discrete tax items, the effective tax rates for the three and six month periods ended July 31, 2009 are lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and Federal and state research tax credits partially offset by the impact of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-based Payment” (“SFAS 123R”).

During the first quarter of fiscal 2010, the State of California enacted significant California tax law changes. As a result of the enacted legislation, we expect that in fiscal years 2012 and beyond, our income subject to tax in California will be less than under prior tax law and accordingly our California deferred tax assets are less likely to be realized. During the first quarter of fiscal 2010 we recorded a net discrete tax charge of $20.9 million related to the re-measurement of our California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for our California deferred tax assets that existed as of January 31, 2009. We will continue to assess the valuation allowance on our California deferred tax assets in future periods.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, state income taxes, SFAS 123R, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”)”, SFAS 141R, “Business Combinations”, the U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax law.

The amount of unrecognized tax benefits was determined in accordance with FIN 48. As of July 31, 2009, the Company had $188.8 million of gross unrecognized tax benefits, excluding interest, of which approximately $178.0 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $10.8 million relates to items that would result in balance sheet reclassification only, with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At July 31, 2009, we had net deferred tax assets of $141.0 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Liquidity and Capital Resources

Our primary source of cash is from the sale of licenses to our products. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses, and to fund our stock repurchase program. See further discussion of these items below.

At July 31, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,028.7 million and net accounts receivable of $223.9 million. In addition, we have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict the imposition of liens on our assets, and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain their financial covenants. These credit facilities are available for working capital and other business needs. At July 31, 2009, we had no borrowings outstanding on the U.S. or China line of credit. The U.S. facility expires in August 2012, and the China facility has no contractual expiration.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

The increase in our cash, cash equivalents and marketable securities from $988.7 million at January 31, 2009 to $1,028.7 million at July 31, 2009 is principally the result of cash generated from operations and the proceeds from the issuance of common stock. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for the repayment of our U.S. line of credit, capital expenditures and an equity investment. Cash generated from operations was negatively impacted by lower net revenue, and the payment of employee-related restructuring charges.

At July 31, 2009, our short-term investment portfolio had an estimated fair value of $267.9 million and a cost basis of $277.6 million. The portfolio fair value consisted of $95.8 million invested in commercial paper and corporate securities, $47.2 million invested in certificates of deposit and time deposits with original maturities greater than 90 days and less than one year, $44.0 million invested in U.S. treasury securities, $33.0 million invested in U.S. government agency securities, $25.9 million invested in mutual funds, $18.0 million invested in money market funds, and $4.0 million invested in municipal securities and available-for-sale equity securities.

At July 31, 2009, we had investments in two money market funds with cost basis of $22.5 million and an estimated fair value of $18.0 million, of which $17.0 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $1.0 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, the “Reserve Funds”). During the third quarter of fiscal 2009, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. Our investments in the Reserve Funds are unrelated to the assets of our Deferred Compensation Plan.

The SEC is overseeing the administration, accounting and payout of the U.S.-based Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so. However, based on currently available information, we expect to recover substantially all of our current holdings, net of reserves, from the Reserve Funds within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” in the Condensed Consolidated Balance Sheets.

At July 31, 2009, we owned two auction rate securities with an estimated fair value of $7.6 million and a cost basis of $9.0 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While we expect to recover substantially all of our current holdings, net of reserves, in the auction rate securities, we cannot predict when this will occur or the amount we will receive. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” in the Condensed Consolidated Balance Sheets. See Note 4, “Financial Instruments and Hedging Activities,” for further discussion of our financial instruments.

At July 31, 2009, $25.9 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 9, “Deferred Compensation” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash provided by operating activities of $74.5 million for the six months ended July 31, 2009 primarily comprised of net loss and the offsetting effect of non-cash expenses associated with depreciation and amortization, stock-based compensation, restructuring charges, impairment of goodwill, and establishment of a valuation allowance for deferred tax assets. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to the decrease in our revenues and seasonality in our maintenance contract renewals. A larger portion of our install base renews their maintenance contracts in the fourth quarter and this drives higher cash collections of accounts receivable in the first half of the fiscal year. Our days sales outstanding in trade receivables was 49 days at July 31, 2009. The primary working capital uses of cash were for reductions of accrued expenses primarily related to our fiscal 2009 employee bonus accrual and fourth quarter fiscal 2009 commissions, and payment of restructuring-related costs.

As of July 31, 2009, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; stock repurchases; and funding restructuring costs. In addition, $25.9 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at July 31, 2009. See Note 4, “Financial Instruments and Hedging Activities,” and Note 9, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our existing cash, cash equivalents and investment balances may decline in fiscal 2010 in the event of a further weakening of the economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing U.S. credit facility is currently $250.0 million of which we have no amounts outstanding. This credit facility is available for working capital and other business needs.

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes two types of derivative instruments, option collar and forward contracts, to hedge a majority of our foreign currency transaction exposures that exist as part of our ongoing business operations. Prior to the third quarter of fiscal 2009, such contracts did not extend beyond the current quarter; however, beginning in the third quarter of fiscal 2009, we entered into longer-term hedging contracts. We have expanded our foreign currency cash flow hedge program beyond one quarter, and as of July 31, 2009, have open contracts to hedge expected cash flows for one to 12 months in the future in order to reduce foreign currency volatility. Contracts are primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $136.2 million and $276.7 million at July 31, 2009 and January 31, 2009, respectively.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of our cash balances, general business and market conditions, the market price of our stock, cash on hand and available in the U.S., company defined trading windows and other investment opportunities. There were no repurchases of our common stock during the three and six months ended July 31, 2009. At July 31, 2009, 16.1 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 15, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The recent global financial crisis affecting the banking system and financial markets and other financial institutions have continued to cause a negative effect in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Global economic conditions deteriorated during the quarter ended July 31, 2009. This led to our customers deferring purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. These factors have negatively impacted our business.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

We utilize foreign currency option collar and forward contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2009 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2009 would increase the fair value of our forward exchange and option contracts by $10.9 million. A hypothetical 10% depreciation of the dollar from its value at July 31, 2009 would decrease the fair value of our forward exchange and option contracts by $13.1 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At July 31, 2009 we had $832.1 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $770.8 million, if interest rates were to increase (decrease) by 10%, this would result in a $0.4 million increase (decrease) in annual interest income. Further, at July 31, 2009, we had approximately $100.0 million invested in a longer term portfolio which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $0.8 million and $1.6 million, respectively, over both six and 12 month periods. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 14, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

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

If global economic conditions continue to deteriorate or do not improve, our financial results may be additionally harmed.

As our business has expanded globally, we have increasingly become subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. These factors have negatively impacted our business and our financial results.

If global economic conditions continue to deteriorate, or our customers continue to struggle under these pressures, many of our customers may further delay, reduce or cancel their technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

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

The recent global financial crisis affecting the banking system and financial markets and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Our business has been impacted by these events and may be further impacted from this global credit and banking crisis by: the insolvency of key channel partners impairing our distribution channels; counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves; and increased expense or inability to obtain short-term financing if banks providing our line of credit are unable to lend us money when it is needed for our operations.

A significant portion of our revenue is generated through maintenance revenue; any decrease in maintenance attach or renewal rates, or a decrease in the number of new seats we sell would negatively impact our future revenue and operating results.

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

The growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, and maintenance billings declined year over year in both the first quarter and first half of fiscal 2010. The change in maintenance billings is an indicator of future maintenance revenue because we recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year. Consequently, we expect that this decline will continue to have a negative impact on our revenue in future periods as revenue from our maintenance contracts is recognized over time.

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses or becomes financially unstable or insolvent, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For the quarter ended July 31, 2009, 85% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales would negatively impact our business and revenue. We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% of our consolidated net revenue for the three and six months ended July 31, 2009, and 14% and 15% of our consolidated net revenue for the three and six months ended July 31, 2008, respectively.

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

The actions that we have taken in response to the global economic slowdown and our related business slowdown have been costly and may not be as effective as anticipated.

We have taken actions to reduce our cost structure to more closely align our costs with our revenue levels. In taking these actions, we are attempting to balance the cost of such initiatives against the longer term benefit of such initiatives. In taking these actions, we have incurred additional costs in the short term that have had and may continue to have the effect of reducing our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from an economic recovery. We cannot assure that our cost cutting efforts will achieve appropriate levels of expenses and we may take additional actions in the future.

In addition, we have taken and continue to take actions to stimulate demand for our products through a number of programs. Although we are attempting to balance the cost of these programs against the longer term benefits, it is possible that we will make such investments without a corresponding increase in demand for our products. This would further reduce our operating margins and have a negative impact on our financial results.

Net revenue or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our expected net revenue, earnings or key performance metrics; changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures, regulatory actions and litigation; changes in laws, rules or regulations applicable to our business; and general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance, like the current credit issues affecting the economy or the operating performance of our competitors. For example, current global economic conditions have negatively impacted our financial performance and in turn the market price of our common stock.

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

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our operating results to fluctuate include general global economic conditions, the timing of the introduction of new products by us or our competitors, lower growth or contraction of our upgrade or maintenance programs, stock-based compensation expense, fluctuations in foreign currency exchange rates, the financial and business condition of our reseller and distribution channels, failure to achieve anticipated levels of customer acceptance of key new applications, failure to follow sales policies, restructuring or other charges, unexpected costs or other operating expenses, changes in product pricing or product mix, platform changes, failure to expand our AutoCAD and AutoCAD LT products customer base to related 2D vertical industry and 3D model-based design products, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, failure to accurately predict the impact of acquired businesses, failure to successfully or fully integrate acquired businesses and technologies, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to achieve sufficient sell-through in our channels for new or existing products, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, and unanticipated impact of accounting for technology acquisitions.

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

We derive a substantial portion of our net revenue from sales of licenses of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results. For example, during the three and six months ended July 31, 2009, combined revenue from our AutoCAD and AutoCAD LT products decreased 39% and 38%, respectively, as compared to the same periods of the prior fiscal year, harming our operating results.

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

During the second quarter of fiscal 2010, the U.S. dollar strengthened as compared to other currencies, negatively impacting our revenue. If the U.S. dollar continues to strengthen, our future net revenue could be further harmed. Although we have expanded our foreign currency cash flow hedge program beyond the current quarter to a longer term program in order to reduce foreign currency volatility, we cannot completely mitigate this risk, and in any case, will incur transaction fees in adopting such hedging programs.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our vertical design products and our digital prototyping and collaboration products. In addition, we frequently introduce new business models that require a considerable investment of technical and financial resources. We are making such investments through further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our related 2D vertical industry products and our 3D model-based design products such as our Autodesk Inventor products, our Autodesk Revit products, our AutoCAD Civil 3D products and our Autodesk Navisworks products. Should sales of our AutoCAD and AutoCAD LT products decrease without a corresponding increase in 2D vertical and 3D model-based design product revenue or without purchases of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through strategic alliances, equity investments or acquisitions. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management’s time and attention. In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in quarterly results of operations. The fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. For example, during our first quarter of fiscal 2010, we took an impairment charge of $21.0 million, related to goodwill associated with an acquisition in our M&E segment, in addition to an impairment charge of $128.9 million during our fourth quarter of fiscal 2009 also primarily related to goodwill associated with acquisitions in our M&E segment. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges could negatively impact results of operations for a given period, cause quarter to quarter variability in our operating results or negatively impact our operating results for several future periods.

Our business could be adversely affected if we are unable to attract and retain key personnel.

Our success depends largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these personnel has been intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, during the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, we expect that in fiscal years 2012 and beyond our income subject to tax in California will be less than under prior tax law and accordingly our deferred tax assets are less likely to be realized. During the first quarter of fiscal 2010 we recorded a net discrete tax charge of $20.9 million related to the re-measurement of our California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for our California deferred tax assets that existed as of January 31, 2009.

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

There were no sales of unregistered securities during the three months ended July 31, 2009.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 11, 2009, the following individuals were re-elected to the Board of Directors. Each Director will serve for the ensuing year and until their successors are duly elected and qualified.

Name	Votes For	Votes Against	Abstentions
Carl Bass	197,209,054	8,013,827	143,270
Crawford W. Beveridge	188,210,085	16,997,679	158,388
J. Hallam Dawson	189,514,244	15,696,191	155,716
Per-Kristian Halvorsen	174,879,148	30,330,597	156,405
Sean M. Maloney	183,753,679	21,456,263	156,208
Elizabeth A. Nelson	197,060,280	8,149,735	156,136
Charles J. Robel	196,712,752	8,496,809	156,590
Steven M. West	176,204,008	29,003,917	158,225

In addition, the following proposals were voted on and approved at our Annual Meeting.

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2010	196,814,824	8,387,401	163,926	—

Proposal to approve the 2010 Outside Directors’ Stock Plan	101,589,900	82,127,244	178,949	21,470,059

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1	Amended and Restated Bylaws of Autodesk, Inc. (as of June 11, 2009 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009).

Exhibit 10.1*	Autodesk, Inc. 2010 Outside Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009).

Exhibit 10.2*	Participants, target awards and payout formulas for fiscal year 2010 under the Autodesk Incentive Plan for Fiscal Year 2010 (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on May 1, 2009).

Exhibit 10.3*	The Autodesk Incentive Plan Fiscal Year 2010, February 1, 2009 – January 31, 2010 (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS ††	XBRL Instance Document

Exhibit 101.SCH ††	XBRL Taxonomy Extension Schema

Exhibit 101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB ††	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 28, 2009

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)