Form 10-Q
period 2009-10-31
AUTODESK INC
filed 2009-12-08
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of November 30, 2009, there were 229,719,532 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Net revenue:
License and other	$236.1	$421.0	$710.7	$1,293.4
Maintenance	180.8	186.1	546.9	532.0

Total net revenue	416.9	607.1	1,257.6	1,825.4

Cost of revenue:
Cost of license and other revenue	42.0	50.5	138.6	164.1
Cost of maintenance revenue	3.0	2.4	8.8	6.5

Total cost of revenue	45.0	52.9	147.4	170.6

Gross profit	371.9	554.2	1,110.2	1,654.8
Operating expenses:
Marketing and sales	180.3	227.0	540.6	682.7
Research and development	109.3	137.0	340.7	437.4
General and administrative	51.1	50.6	150.6	156.4
Restructuring charges	4.9	—	47.8	—
Impairment of goodwill	—	—	21.0	—

Total operating expenses	345.6	414.6	1,100.7	1,276.5

Income from operations	26.3	139.6	9.5	378.3
Interest and other income (expense), net	5.7	(3.4)	16.5	9.9

Income before income taxes	32.0	136.2	26.0	388.2
Provision for income taxes	(2.5)	(31.7)	(18.1)	(99.2)

Net income	$29.5	$104.5	$7.9	$289.0

Basic net income per share	$0.13	$0.46	$0.03	$1.28

Diluted net income per share	$0.13	$0.45	$0.03	$1.25

Shares used in computing basic net income per share	229.6	225.3	228.5	225.2

Shares used in computing diluted net income per share	232.9	230.4	231.1	231.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	October 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$698.5	$917.6
Marketable securities	263.1	63.5
Accounts receivable, net	215.7	316.5
Deferred income taxes	49.8	31.1
Prepaid expenses and other current assets	60.0	59.3

Total current assets	1,287.1	1,388.0
Marketable securities	92.0	7.6
Computer equipment, software, furniture and leasehold improvements, net	111.9	120.6
Purchased technologies, net	88.9	113.3
Goodwill	530.5	542.5
Long term deferred income taxes, net	92.7	125.7
Other assets	112.3	123.0

	$2,315.4	$2,420.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60.0	$62.4
Accrued compensation	98.9	124.3
Accrued income taxes	9.8	16.7
Deferred revenue	401.2	438.8
Borrowings under line of credit	—	52.1
Other accrued liabilities	57.4	105.8

Total current liabilities	627.3	800.1
Deferred revenue	68.3	113.3
Long term income taxes payable	123.2	116.9
Long term deferred income taxes	—	22.7
Other liabilities	64.9	57.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,194.2	1,080.4
Accumulated other comprehensive income (loss)	3.7	(11.2)
Retained earnings	233.8	241.5

Total stockholders’ equity	1,431.7	1,310.7

	$2,315.4	$2,420.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended October 31,
	2009	2008
Operating Activities
Net income	$7.9	$289.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84.4	64.5
Stock-based compensation expense	74.7	70.9
Restructuring charges, net	47.8	—
Impairment of goodwill	21.0	—
Gain on disposition of assets	(2.3)	—
Charge for acquired in-process research and development	—	18.0
Changes in operating assets and liabilities, net of business combinations	(112.3)	65.1

Net cash provided by operating activities	121.2	507.5

Investing Activities
Purchases of marketable securities	(409.9)	(111.2)
Sales of marketable securities	8.1	5.2
Maturities of marketable securities	126.5	—
Capital expenditures	(30.2)	(59.1)
Purchase of equity investment	(10.0)	—
Business combinations, net of cash acquired	(3.6)	(297.3)

Net cash used in investing activities	(319.1)	(462.4)

Financing Activities
Draws on line of credit	2.2	800.0
Repayments of line of credit	(54.3)	(796.0)
Proceeds from issuance of common stock, net of issuance costs	67.5	89.1
Repurchases of common stock	(39.4)	(256.6)

Net cash used in financing activities	(24.0)	(163.5)

Effect of exchange rate changes on cash and cash equivalents	2.8	(3.1)

Net decrease in cash and cash equivalents	(219.1)	(121.5)
Cash and cash equivalents at beginning of fiscal year	917.6	917.9

Cash and cash equivalents at end of period	$698.5	$796.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2009, and for the three and nine months ended October 31, 2009, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three months and nine ended October 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2010, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2009 Form 10-K”) filed on March 20, 2009. Autodesk has evaluated, and disclosed as appropriate, subsequent events through December 8, 2009, which represents the date the financial statements were issued.

Reclassifications

Minor reclassifications to segment revenue and gross profit have been made to prior period amounts to conform to the current presentation. See Note 18, “Segments” for additional information regarding these reclassifications.

2.	Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 31, 2009, as compared to the accounting pronouncements described in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, that are of significance, or potential significance, to the Company.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement, which became effective on July 1, 2009, establishes the Accounting Standards Codification (“ASC”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, and is codified in ASC Topic 105, “Generally Accepted Accounting Principles.” The ASC does not change GAAP, but instead reorganizes the U.S. GAAP pronouncements into accounting Topics. As the ASC did not change GAAP, the adoption of ASC Topic 105 did not have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows. Previous references to applicable GAAP literature in Autodesk’s disclosures are updated with references to the new ASC section in the Company’s Form 10-Q for the quarter ended October 31, 2009.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 regarding ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU provides guidance on how to measure liabilities at fair value within the scope of ASC Topic 820. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, or b. Quoted prices for similar liabilities or similar liabilities when traded as assets, or 2) Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach or a market approach. Autodesk adopted the changes represented by this

ASU during Autodesk’s fiscal quarter ended October 31, 2009. The adoption of ASU 2009-05 did not have a material impact on Autodesk’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. Autodesk currently plans to adopt the changes under ASU 2009-13 and 2009-14 effective February 1, 2010, and is currently assessing the future impact of this new accounting pronouncement on its consolidated financial position, results of operations and cash flows.

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

Total sales to the distributors Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 14% of Autodesk’s consolidated net revenue for the three months ended October 31, 2009 and 2008. Sales to Tech Data represented 13% and 15% of Autodesk’s consolidated net revenue for the nine months ended October 31, 2009 and 2008, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and comes from outside the U.S. In addition, Tech Data accounted for 15% and 12% of gross accounts receivable at October 31, 2009 and January 31, 2009, respectively.

4.	Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments were as follows:

	October 31, 2009		January 31, 2009
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents	$698.5	$698.5	$917.6	$917.6
Marketable securities - short-term	271.5	263.1	68.0	63.5
Marketable securities - long-term	92.6	92.0	9.0	7.6
Foreign currency forward and option contracts	0.6	(0.6)	2.4	2.1

Autodesk classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes and in anticipation of credit deterioration.

Marketable securities include the following securities at October 31, 2009 and January 31, 2009:

	October 31, 2009
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$88.2	$0.1	$—	$88.3
U.S. treasury securities	54.0	—	—	54.0
Certificates of deposit and time deposits	37.4	—	—	37.4
U.S. government agency securities	24.1	—	—	24.1
Money market funds	22.3	—	(4.5)	17.8
Sovereign debt	10.0	—	—	10.0
Municipal securities	2.7	—	—	2.7
Available-for-sale equity securities	1.9	—	—	1.9
Short-term trading securities:
Mutual funds	30.9	0.1	(4.1)	26.9

	$271.5	$0.2	$(8.6)	$263.1

Long-term available-for-sale securities:
Commercial paper and corporate securities	72.3	$0.7	$—	$73.0
Taxable auction-rate securities	9.0	—	(1.4)	7.6
U.S. government agency securities	4.6	—	—	4.6
Municipal securities	4.6	0.1	—	4.7
U.S. treasury securities	2.1	—	—	2.1

	$92.6	$0.8	$(1.4)	$92.0

	January 31, 2009
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Mutual funds	$57.7	$—	$(4.5)	$53.2
Bank time deposits	10.3	—	—	10.3

	$68.0	$—	$(4.5)	$63.5

Long-term available-for-sale securities:
Taxable auction-rate securities	$9.0	$—	$(1.4)	$7.6

	$9.0	$—	$(1.4)	$7.6

The sales of available-for-sale securities resulted in no gross gains/losses during the three and nine month periods ended October 31, 2009 and 2008. The cost of securities sold is based on the specific identification method. Proceeds from the sale and maturity of the marketable securities were $134.6 and $5.2 million in the nine months ended October 31, 2009 and 2008, respectively.

At October 31, 2009, Autodesk was invested in two money market funds with an estimated fair value of $17.8 million and cost basis of $22.3 million, of which $17.0 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $0.8 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, “Reserve Funds”). In mid-September of 2008, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. On November 25, 2009, Autodesk received an additional $7.0 million in redemption proceeds from the International Fund. This reduced the fair value and costs basis of Autodesk’s investments in the Reserve Funds to $10.8 million and $15.3 million, respectively, as of December 8, 2009.

The SEC is overseeing the administration, accounting and payout of the Primary Fund, and a third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the International Fund. At this time, these investments are not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so. However, based on currently available information, Autodesk expects to recover substantially all of its current holdings, net of reserves, from the Reserve Funds within the next 12 months. Accordingly, the Reserve Funds are classified in current “Marketable Securities” on the Company’s Condensed Consolidated Balance Sheets.

At October 31, 2009, Autodesk owned two auction rate securities with an estimated fair value of $7.6 million and a cost basis of $9.0 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate securities, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of these investments in an active market, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

At October 31, 2009, Autodesk’s short-term investment portfolio included $26.9 million of trading securities invested in a defined set of mutual funds as directed by the participants in the Company’s Deferred Compensation Plan (see Note 9, “Deferred Compensation”).

The following table shows the gross unrealized losses and fair value for investments in an unrealized loss position as of October 31, 2009 and January 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	October 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mutual funds	$24.3	$4.1	$—	$—	$24.3	$4.1
Money market funds	—	—	17.8	4.5	17.8	4.5
Taxable auction-rate securities	—	—	7.6	1.4	7.6	1.4

	January 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$33.3	$4.5	$—	$—	$33.3	$4.5
Taxable auction-rate securities	—	—	7.6	1.4	7.6	1.4

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

Cash Flow Hedges

Autodesk utilizes purchased foreign currency option collar and forward contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These option collar and forward contracts, which are designated and documented as cash flow hedges, qualify for special hedge accounting treatment. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. For cash flow hedges designated for the quarter ended April 30, 2009, time value was excluded from the assessment of hedge effectiveness. Changes in the excluded time value component of hedges designated for the quarter ended April 30, 2009 were reported in “Interest and other income, net” in the Company’s Condensed Consolidated Statements of Operations. For cash flow hedges designated for periods after April 30, 2009, time value is included in the assessment of hedge effectiveness and changes in the time value of these derivatives are recorded in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets. To receive special hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other income, net” in the Company’s Condensed Consolidated Financial Statements at that time.

The notional amount of these contracts was $200.6 million at October 31, 2009 and $276.7 million at January 31, 2009. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value.

Balance Sheet Hedges

In addition to the cash flow hedges described above, forward contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter, with gains and losses recognized as other income or expense, net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $3.5 million at October 31, 2009 and $28.3 million at January 31, 2009.

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

The effects of derivative instruments on Autodesk’s condensed consolidated financial statements were as follows as of October 31, 2009 and for the three and nine months then ended (amounts presented include any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet as of October 31, 2009

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$0.9	Other accrued liabilities	$1.5
Derivatives not designated as hedging instruments		—		—

Total derivatives		$0.9		$1.5

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) Derivatives Designated as Hedging Instruments

For the Three Months Ended October 31, 2009	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)(1)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
Foreign exchange contracts	$(5.9)	$(5.2)	Net revenue	$0.1	Interest and other income, net
		1.7	Operating expenses

Total	$(5.9)	$(3.5)		$0.1

For the Nine Months Ended October 31, 2009	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)(1)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
Foreign exchange contracts	$(8.9)	$(6.4)	Net revenue	$1.7	Interest and other income, net
		2.4	Operating expenses

Total	$(8.9)	$(4.0)		$1.7

(1)	The entire remaining net loss as of October 31, 2009 is expected to be recognized into earnings within the next 12 months.
(2)

Includes $0.1 million loss and $0.9 million gain recognized for the three and nine months ended October 31, 2009, respectively, due to previously forecasted transactions that did not occur within the originally specified time period or the additional period of time allowed.

Derivatives Not Designated as Hedging Instruments	Amount and Location of Gain (Loss) Recognized in Income on Derivative
For the three months ended October 31, 2009
Foreign exchange contracts	$(0.2)	Interest and other income, net

For the nine months ended October 31, 2009
Foreign exchange contracts	$(1.8)	Interest and other income, net

5.	Fair Value Measurements

Fair value is an exit price, representing the amount that would be received upon the sale of an asset, or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, Autodesk uses a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs in which there is little or no market data, which requires Autodesk to develop its own assumptions. Whenever possible, Autodesk uses observable market data, and relies on unobservable inputs only when observable market data is not available, when determining fair value. On a recurring basis, Autodesk measures at fair value certain financial assets and liabilities, which consist of cash equivalents, marketable securities and foreign currency contracts.

The Company’s investments held in the Reserve Funds are designated as Level 3 securities. The Company conducted its fair value assessment of the Reserve Funds using Level 2 and Level 3 inputs. Management has reviewed the Reserve Funds’ underlying securities portfolio, which is substantially comprised of term deposits, money market funds, U.S. treasury bills and commercial paper. These securities are issued by highly-rated institutions. Normally, the Company would classify such investments within Level 2 of the fair value hierarchy. Management evaluated the fair value of its unit interest in the Reserve Funds, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company has classified its holdings in the Reserve Funds within Level 3 of the fair value hierarchy. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a pricing model, and some of the inputs to this model are unobservable in the market.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of October 31, 2009:

	Fair Value Measurements at October 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1):
Commercial paper	$—	$279.5	$—	$279.5
Certificates of deposit and time deposits	19.1	210.7	—	229.8
Money market funds	—	9.4	—	9.4
Municipal securities	0.7	—	—	0.7
Marketable securities:
Commercial paper and corporate securities	81.3	80.0	—	161.3
U.S. treasury securities and sovereign debt	66.1	—	—	66.1
Certificates of deposit and time deposits	20.0	17.4	—	37.4
U.S. government agency securities	28.7	—	—	28.7
Mutual funds	26.9	—	—	26.9
Money market funds	—	—	17.8	17.8
Taxable auction-rate securities	—	—	7.6	7.6
Municipal securities	7.4	—	—	7.4
Available-for-sale equity securities	1.9	—	—	1.9
Foreign currency derivative contracts (2)	—	0.9	—	0.9

Total	$252.1	$597.9	$25.4	$875.4

Liabilities
Foreign currency derivative contracts (3)	—	1.5	—	1.5

Total	$—	$1.5	$—	$1.5

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2009:

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents(1):
Certificates of deposit and time deposits	$—	$340.0	$—	$340.0
Commercial paper and corporate securities	—	206.1	—	206.1
U.S. treasury securities	25.0	—		25.0
U.S. government agency securities	55.0	—	—	55.0
Money market funds	—	63.5	—	63.5
Marketable securities:
Certificates of deposit and time deposits	—	10.3	—	10.3
Mutual funds	19.9	—	—	19.9
Money market funds	—	—	33.3	33.3
Taxable auction-rate securities	—	—	7.6	7.6
Foreign currency derivative contracts(2)	—	2.1	—	2.1

Total	$99.9	$622.0	$40.9	$762.8

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2009 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction- Rate Securities	Total
Balance at January 31, 2009	$33.3	$7.6	$40.9
Redemptions(1)	(15.5)	—	(15.5)

Balance at October 31, 2009	$17.8	$7.6	$25.4

(1)	Redemptions of $15.5 million from the Reserve Funds.

6.	Stock-Based Compensation

Stock Plans

As of October 31, 2009, Autodesk maintained two active stock plans for the purpose of granting stock awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are six expired or terminated plans with options outstanding.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007. Under this plan, 16.5 million shares of Autodesk common stock, in addition to 0.5 million shares that remained available for issuance under the 2006 Employee Stock Plan upon its expiration in March 2008, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock awards and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At October 31, 2009, 7.3 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011.

The 2000 Plan, which was originally approved by the stockholders in June 2000, allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. At October 31, 2009, 0.6 million shares were available for future issuance. The 2000 Plan will expire in March 2010.

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

The following sections, Stock Options and Restricted Stock, summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the nine months ended October 31, 2009 was as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2009	26,818	$30.13
Granted	6,696	$15.11
Exercised	(1,818)	$12.34
Forfeited	(1,038)	$34.55
Expired	(1,180)

Options outstanding at October 31, 2009	29,478	$27.49

Options exercisable at October 31, 2009	17,093	$29.15

Options available for grant at October 31, 2009	7,946

The total pre-tax intrinsic value of options exercised during the three months ended October 31, 2009 and 2008 was $2.9 million and $13.9 million, respectively. For the nine months ended October 31, 2009 and 2008, total pre-tax intrinsic value of options exercised was $15.8 million and $45.8 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended October 31, 2009 and 2008, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $8.35 and $10.32 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended October 31, 2009 and 2008, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $6.12 and $9.98 per share, respectively. As of October 31, 2009, total compensation costs of $64.4 million related to non-vested options is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information about options outstanding and exercisable at October 31, 2009:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.61 — $13.84	3,639		$9.18		6,373		$10.52
$14.15 — $22.40	2,040		18.38		6,049		17.48
$23.56 — $32.90	3,995		30.57		6,827		31.09
$33.16 — $45.29	6,867		40.57		9,370		40.92
$47.24 — $49.80	552		48.45		859		48.60

	17,093	3.3	29.15	$70.7	29,478	4.2	27.49	$137.0

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $24.93 per share as of October 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through September 2016.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the nine months ended October 31, 2009 was as follows:

	Non-vested Stock	Weighted average grant date fair value
	(in thousands)
Non-vested restricted stock at January 31, 2009	133	$38.08
Awarded	107	16.90
Vested	(22)	17.89

Non-vested restricted stock at October 31, 2009	218

During the nine months ended October 31, 2009, Autodesk granted 77,316 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to the third anniversary of the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock units of $0.3 million and $0.8 million during the three and nine months ended October 31, 2009, respectively. Autodesk recorded share-based compensation expense related to restricted stock units of $0.2 million and $0.4 million during the three and nine months ended October 31, 2008, respectively. As of October 31, 2009, total compensation cost related to non-vested awards not yet recognized of $1.8 million is expected to be recognized over a weighted average period of 1.8 years. At October 31, 2009, the number of units granted but unvested was 188,188.

During the nine months ended October 31, 2009, Autodesk issued 30,001 restricted stock awards under the 2000 Plan. The restricted stock awards vest on the first anniversary of the date of grant. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.2 million and $0.6 million during the three and nine months ended October 31, 2009, respectively. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.2 million and $0.5 million during the three and nine months ended October 31, 2008, respectively. As of October 31, 2009, total compensation cost related to non-vested awards not yet recognized of $0.4 million is expected to be recognized over a weighted average period of 0.6 years. At October 31, 2009, the number of awards granted but unvested was 30,001.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At October 31, 2009, a total of 26.4 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.4 million and 3.1 million shares under the ESP Plan during the three and nine months ended October 31, 2009, at average prices of $14.54 and $14.41 per share, respectively in each case. The weighted average grant date fair value of awards granted under the ESP Plan during both the three and nine months ended October 31, 2009, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $8.35 and $7.19 per share, respectively. Autodesk issued 1.0 million and 2.1 million shares under the ESP Plan during the three and nine months ended October 31, 2008, at average prices of $27.91 and $27.32 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during both the three and nine months ended October 31, 2008, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, was $10.58 and $10.40 per share, respectively.

At October 31, 2009, a total of 64.0 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase plans.

Adjustments to Expense During the Three and Nine Months Ended October 31, 2009

Subsequent to the issuance of its July 31, 2009 unaudited condensed consolidated financial statements, Autodesk was notified by the Company’s third party software provider that it had made certain changes to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software that the Company had been using calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Consequently, the Company identified errors in the calculation of stock-based compensation expense for fiscal years ended January 31, 2009, 2008 and 2007, for the three months ended April 30, 2009, and for the three and six months ended July 31, 2009. The errors identified relate only to the timing of stock-based compensation expense recognition.

Autodesk determined that the cumulative error from the understatement of stock-based compensation expense related to the periods discussed above totaled $7.9 million, net of tax effects through July 31, 2009. The impact of the errors on the fiscal years ended January 31, 2009, 2008 and 2007, is to decrease net income by $1.5 million, $3.5 million and $1.8 million, respectively. For the three months ended April 30, 2009 and three months ended July 31, 2009, the impact of the errors was to increase net loss by $0.6 million and decrease net income by $0.5 million, respectively.

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements using the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 (“SAB 99”) and SAB No. 108. Accordingly, the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2009 include the cumulative adjustment to increase stock-based compensation expense by $7.9 million net of tax effects (or $0.03 per share) to correct these errors. Autodesk does not believe the correction of these errors is material to the condensed consolidated financial statements for the three and nine months ended October 31, 2009 and does not believe that it will be material to the annual consolidated financial statements for the fiscal year ending January 31, 2010.

Stock-based Compensation Expense

Autodesk measures all stock-based payments to employees and directors, including grants of employee stock options, employee stock purchases related to the ESP Plan, and restricted stock, using a fair-value based method, and records the expense in Autodesk’s Condensed Consolidated Statements of Operations. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2009 and 2008, respectively, as follows:

	Three months ended October 31, 2009	Three months ended October 31, 2008
Cost of license and other revenue	$1.1	$1.0
Marketing and sales	13.5	10.1
Research and development	9.5	7.2
General and administrative	6.2	4.2

Stock-based compensation expense	30.3	22.5
Tax benefit	(9.4)	(5.7)

Stock-based compensation expense	$20.9	$16.8

	Nine months ended October 31, 2009	Nine months ended October 31, 2008
Cost of license and other revenue	$2.4	$3.1
Marketing and sales	32.5	30.6
Research and development	23.7	23.3
General and administrative	16.1	13.9

Stock-based compensation expense	74.7	70.9
Tax benefit	(19.4)	(16.2)

Stock-based compensation expense	$55.3	$54.7

As discussed above, Autodesk determined that the cumulative error from the understatement of stock-based compensation expense related to the periods prior to the third quarter of Fiscal 2010 totaled $7.9 million, net of tax effects. Accordingly, additional expenses of $0.4 million for Cost of license and other revenue, $5.1 million for Marketing and sales, $3.4 million for Research and development, $2.4 million for General and Administrative and $3.4 million for additional Tax benefit are included in the functional expenses in the table above for both the three and nine month periods ended October 31, 2009.

Autodesk used the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three months ended October 31, 2009		Three months ended October 31,2008
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.45 - 0.47	0.43 - 0.55	0.38	0.38 - 0.41
Range of expected lives (in years)	2.7 - 4.0	0.5 - 2.0	2.7 - 4.0	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.25% - 1.98%	0.20% - 0.98%	1.98% - 2.40%	1.29% - 1.85%
Expected forfeitures	13.5%	13.5%	13.6%	13.6%

	Nine months ended October 31, 2009		Nine months ended October 31, 2008
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.45 - 0.55	0.43 - 0.73	0.37 - 0.38	0.36 - 0.41
Range of expected lives (in years)	2.7 - 4.0	0.5 - 2.0	2.7 - 4.0	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.21 - 2.42%	0.20 - 0.98%	1.82 - 3.40%	1.29 - 1.85%
Expected forfeitures	13.5%	13.5%	13.6%	13.6%

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

Autodesk’s effective tax rate was 8% during the three months ended October 31, 2009, and 70% during the nine months ended October 31, 2009, compared to 23% and 26% in the respective periods of the prior fiscal year. Autodesk’s effective tax rate decreased 15 percentage points during the three months ended October 31, 2009, as compared to the same period in the prior fiscal year, primarily due to a discrete tax benefit related to additional stock-based compensation expense recorded during the three months ended October 31, 2009 related to the correction of an error described in Note 6, “Stock-Based Compensation.” Autodesk’s effective tax rate increased 44 percentage points during the nine months ended October 31, 2009 as compared to the same period in the prior fiscal year as a result of a $20.9 million discrete non-cash tax charge from recording a valuation allowance against California deferred tax assets offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill recorded during the first quarter of fiscal 2010, the tax impact of non-deductible in-process research and development expenses recorded during the second quarter of fiscal 2009, and a discrete tax benefit of $4.4 million related to the stock-based compensation expense adjustment recorded during the third quarter of fiscal 2010. Excluding the impact of discrete tax items, the effective tax rates for the three and nine month periods ended October 31, 2009 were lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and Federal and state research tax credits partially offset by the tax impact of stock-based compensation expense.

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

The amount of unrecognized tax benefits was determined in accordance with ASC 740-10, “Income Taxes.” As of October 31, 2009, the Company had $192.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $178.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $13.4 million relates to items that would result in balance sheet reclassification only, with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At October 31, 2009, Autodesk had net deferred tax assets of $142.5 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

8.	Restructuring Reserve

In the fourth quarter of fiscal 2009, Autodesk initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 700 positions globally and resulted in the consolidation of approximately 27 leased facilities (“Fiscal 2009 Plan”).

In the second quarter of fiscal 2010, Autodesk initiated an additional restructuring program, which resulted in a staff reduction of approximately 430 positions globally and resulted in the consolidation of approximately 32 leased facilities around the world in order to reduce Autodesk’s operating expenses (“Fiscal 2010 Plan”).

In connection with these restructuring plans, Autodesk recorded restructuring and impairment charges of $4.9 million and $47.8 million during the three and nine months ended October 31, 2009, respectively. Of these amounts, $3.5 million and $24.2 million were recorded for one-time employee termination benefits and other costs during the three and nine months ended October 31, 2009, respectively, and $1.4 million and $23.5 million were recorded for facilities-related costs during the three and nine months ended October 31, 2009, respectively. The remainder of the termination benefits will substantially be paid during the fourth quarter of fiscal 2010. Autodesk expects to pay the facility related liabilities through fiscal 2018.

The following table summarizes the restructuring activity recorded in the Condensed Consolidated Balance Sheets during the nine months ended October 31, 2009:

	Balance at January 31, 2009	Additions	Payments	Adjustments(1)	Balance at October 31, 2009
Fiscal 2010 Plan
Employee Severance and Benefits	$—	$19.8	$(15.1)	$(0.8)	$3.9
Facilities and Other	—	9.7	(2.2)	(0.1)	7.4
Fiscal 2009 Plan
Employee Severance and Benefits	35.4	5.8	(37.3)	(2.3)	1.6
Facilities and Other	2.8	12.0	(4.9)	(0.1)	9.8
Other
Employee Severance and Benefits	0.9	—	(0.5)	(0.4)	—
Facilities and Other	4.8	—	(1.5)	(0.8)	2.5

	$43.9	$47.3	$(61.5)	$(4.5)	$25.2

Current portion(2)	$38.4				$15.6
Non-current portion(2)	5.5				9.6

	$43.9				$25.2

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portion of the reserve is recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities,” respectively.

If Autodesk’s revenue should further decline or not begin to grow, the Company may further reduce its operating expenses to align them with its financial condition, including the possibility of a further restructuring. In taking these actions, Autodesk may incur additional costs that could negatively impact its net income and cash flows from operating activities.

9.	Deferred Compensation

At October 31, 2009, Autodesk had marketable securities totaling $355.1 million, of which $26.9 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $26.9 million at October 31, 2009, of which $1.8 million was classified as current and $25.1 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2009 was $19.9 million. The total related deferred compensation liability at January 31, 2009 was $19.9 million, of which $1.2 million was classified as current and $18.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

10.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer software and hardware, leasehold improvements, furniture and equipment and the related accumulated depreciation were as follows:

	October 31, 2009	January 31, 2009
Computer software, at cost	$127.1	$135.0
Computer hardware, at cost	109.3	103.1
Leasehold improvements, land and buildings, at cost	111.2	115.0
Furniture and equipment, at cost	43.3	41.6

	390.9	394.7
Less: Accumulated depreciation	(279.0)	(274.1)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$111.9	$120.6

11.	Purchased Technologies, Net

Purchased technologies and the related accumulated amortization were as follows:

	October 31, 2009	January 31, 2009
Purchased technologies	$326.3	$302.4
Less: Accumulated amortization	(237.4)	(189.1)

Purchased technologies, net	$88.9	$113.3

12.	Goodwill

The changes in the carrying amount of goodwill during the nine months ended October 31, 2009 were as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2009	$36.3	$209.4	$275.8	$21.0	$542.5
Transfer of assets between segments	(10.1)	10.1	—	—	—
Impairment	—	—	—	(21.0)	(21.0)
Addition arising from acquisition	—	3.0	—	—	3.0
Effect of foreign currency translation, purchase accounting adjustments and other	—	3.7	2.3	—	6.0

Balance as of October 31, 2009	$26.2	$226.2	$278.1	$—	$530.5

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

When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual operating results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) further significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal operating results forecasts. As of October 31, 2009, a hypothetical 10% decrease in the fair value of Autodesk’s reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

13.	Borrowing Arrangements

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., a Citibank affiliate, which is the lead lender and agent. Autodesk had no outstanding borrowings on this line at October 31, 2009. This facility expires in August 2012.

Autodesk’s China line of credit facility permits unsecured short-term borrowings of up to $5.0 million and is available for working capital needs. At October 31, 2009, Autodesk had no outstanding borrowings on this line of credit, which contains customary covenants. This facility has no contractual expiration.

The weighted average interest rate on Autodesk’s line of credit facilities was 1.01% at January 31, 2009. Autodesk had no borrowings outstanding on its lines of credit at October 31, 2009.

14.	Commitments and Contingencies

Guarantees and Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of Autodesk’s products or services. Autodesk accrues for known indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential effect of these indemnifications on its future results of operations.

In connection with the purchase, sale or license transactions of assets or businesses with third parties, Autodesk has received or assumed customary indemnification agreements related to the assets or businesses purchased, sold or licensed. Historically, costs related to indemnifications or guarantees assumed have not been significant, but because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential effect of these indemnifications on its future results of operations.

As permitted under Delaware law, Autodesk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at Autodesk’s request in such capacity. The maximum potential amount of future payments Autodesk could be required to make under these indemnification agreements is unlimited; however, Autodesk has Directors’ and Officers’ Liability insurance coverage that is intended to reduce its financial exposure and may enable Autodesk to recover a portion of any future amounts paid. Autodesk believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is not significant.

Legal Proceedings

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

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders. During the quarter ended October 31, 2009, Autodesk repurchased 1.7 million shares of its common stock on the open market at an average repurchase price of $23.56 per share and subsequently retired those shares. Common stock and additional paid-in capital and retained earnings were reduced by $23.8 million and $15.6 million, respectively, during the quarter ended October 31, 2009, as a result of the stock repurchases. As of October 31, 2009, 14.5 million shares remained available for repurchase under this program. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of the Company’s cash balances, general business and market conditions, the market price of Autodesk stock, cash on hand and available in the U.S., Company-defined trading windows and other investment opportunities.

16.	Comprehensive Income

The changes in the components of other comprehensive income (loss), net of taxes, were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Net income	$29.5	$104.5	$7.9	$289.0
Other comprehensive income (loss):
Net gain (loss) on derivative instruments, net of taxes	(2.4)	11.5	(6.3)	11.5
Change in net unrealized gain (loss) on available-for-sale securities, net of tax benefit	0.9	—	1.1	(0.1)
Net change in cumulative foreign currency translation gain (loss)	6.6	(37.5)	20.1	(31.3)

Other comprehensive income (loss)	5.1	(26.0)	14.9	(19.9)

Total comprehensive income	$34.6	$78.5	$22.8	$269.1

During the three and nine months ended October 31, 2009, Autodesk entered into foreign currency instruments to hedge its exposure to foreign currency exchange. These hedges resulted in $2.4 million and $6.3 million of other comprehensive loss during the three and nine months ended October 31, 2009, respectively. See Note 4, “Financial Instruments and Hedging Activities,” for further information regarding Autodesk’s foreign currency instruments.

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

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Numerator:
Net income	$29.5	$104.5	$7.9	$289.0

Denominator:
Denominator for basic net income per share—weighted average shares	229.6	225.3	228.5	225.2
Effect of dilutive securities	3.3	5.1	2.6	6.0

Denominator for dilutive net income per share	232.9	230.4	231.1	231.2

Basic net income per share	$0.13	$0.46	$0.03	$1.28

Diluted net income per share	$0.13	$0.45	$0.03	$1.25

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended October 31, 2009 and 2008, 17.6 million and 17.1 million potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share. For the nine months ended October 31, 2009 and 2008, 22.3 million and 15.6 million potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

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

PSEB, consisting of Autodesk’s core platform, its AutoCAD product, underpins the Company’s design offerings for all industries. Autodesk’s AutoCAD product provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets and for AEC and MFG to offer tailored versions of AutoCAD for their markets. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s 2D horizontal products, AutoCAD and AutoCAD LT.

AEC solutions enable customers and their clients to reduce inefficiencies in building design, civil engineering, and construction. AEC solutions also support information needs across the project lifecycle. The segment’s solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, and collaborative project management software. BIM, a paradigm for building and civil engineering design, documentation and construction, enables users to exchange and analyze complex design and construction information in digital form and through its use enables users to design and construct more environmentally sustainable or “green” projects through analysis of land use, drainage patterns, materials, quantities, energy use, and lighting in a virtual model. AEC also includes technology developed specifically for Geospatial and Process and Power design markets. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Revit, AutoCAD Civil 3D and AutoCAD Architecture products.

MFG provides the manufacturing industry with comprehensive design, data management and digital prototyping solutions, enabling customers to rapidly adopt 3D model-based design, create and validate designs in simple 2D or 3D environments, and manage designs from the conceptual design phase through the manufacturing phase. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor, AutoCAD Mechanical and Autodesk Moldflow products.

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

In the third quarter of fiscal 2010, Autodesk changed its methodology for allocating certain revenue transactions, including gains and losses from foreign currency. Revenue by country, product type and business segment for certain prior periods have been reclassified to conform to the current presentation. As a result of the change in revenue allocation methodology, gross profit by business segment for certain prior periods has also been reclassified to conform to the current presentation. The change in methodology did not have a material impact on any period. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment except for goodwill, which is disclosed in Note 12, “Goodwill.” Information concerning the operations of Autodesk’s reportable segments was as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Net revenue:
Platform Solutions and Emerging Business	$154.3	$239.4	$459.6	$728.8
Architecture, Engineering and Construction	124.8	164.0	375.9	495.1
Manufacturing	89.7	123.8	279.0	373.6
Media and Entertainment	48.1	73.0	142.7	209.5
Other	—	6.9	0.4	18.4

	$416.9	$607.1	$1,257.6	$1,825.4

Gross profit:
Platform Solutions and Emerging Business	$146.5	$231.0	$432.8	$696.2
Architecture, Engineering and Construction	113.3	152.5	339.9	457.5
Manufacturing	83.7	116.5	257.4	348.7
Media and Entertainment	38.1	56.7	107.6	157.8
Unallocated (1)	(9.7)	(2.5)	(27.5)	(5.4)

	$371.9	$554.2	$1,110.2	$1,654.8

(1)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including amortization of purchased technology and stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area was as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Net revenue:
Americas
U.S.	$131.9	$178.1	$394.5	$503.2
Other Americas	31.5	38.4	91.8	107.3

Total Americas	163.4	216.5	486.3	610.5

Europe, Middle East and Africa	159.3	258.0	483.4	784.2

Asia Pacific
Japan	39.9	51.2	130.1	169.4
Other Asia Pacific	54.3	81.4	157.8	261.3

Total Asia Pacific	94.2	132.6	287.9	430.7

Total net revenue	$416.9	$607.1	$1,257.6	$1,825.4

19.	Subsequent Events

In addition to the subsequent events discussed previously, the following events occurred subsequent to October 31, 2009 and prior to December 8, 2009, which represents the date the financial statements were issued.

On November 2, 2009, Autodesk completed the acquisition of all the outstanding shares of PlanPlatform Ltd. (“PlanPlatform”) for approximately $19.7 million cash. PlanPlatform develops software services and solutions for the engineering and manufacturing sectors. PlanPlatform will be integrated into Autodesk’s PSEB segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results (including net revenue, operating margins, product backlog, upgrade, crossgrade and maintenance revenue, and revenue by geography); the impact of our restructuring activities; our belief that the strength of our channel network and our technological leadership, brand recognition, breadth of product line and large installed base will help us manage through this challenging current economic period and positions us well as global economies recover; expected trends in net revenue and expenses, costs and expenses (including cost of revenue and operating expenses), and future income; our anticipated tax rate; our ability to generate future sufficient taxable income in appropriate tax jurisdictions to realize our net deferred tax assets; our ability to successfully expand our 2D horizontal customer base to our 2D vertical products and 3D model-based design products; our belief that emerging economies continue to present long-term growth opportunities for us; and the sufficiency of our cash to meet our working capital and operating resource expenditure requirements over the next 12 months. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading 2D and 3D design, engineering, and entertainment software and services company for the architecture, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets. Worldwide business trends such as globalization, sustainability, investment in infrastructure, and the increasing desire to keep data digital, are creating pressure on our customers to improve innovation while enhancing productivity. We enable customer innovation by delivering the broadest portfolio of products and services for the digital design, visualization, and simulation of real-world project performance. Our products help our customers increase efficiency and productivity while solving business challenges. Our customers are seeking differentiation through design, and we believe our products provide them with a competitive advantage to succeed in this environment.

To achieve our goal, we believe that we can capitalize on our competitive advantages. Specifically, we believe that our ability to make technology available to mainstream markets is one of our competitive advantages. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use and to provide customers low cost of deployment, low total cost of ownership and a rapid return on their investment. In addition, our software architecture allows for extensibility and integration with other products. We believe that our technological leadership, brand recognition, breadth of product line and large installed base will help us manage through this challenging economic period and position us well as economies begin to recover.

We also believe that our large global network of distributors and resellers, third-party developers, customers, and students is a competitive advantage. These relationships provide us with a broad reach into volume markets. Our distributor and reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost efficient training services. We believe that our network of channel partners will help us maintain a leadership position through the current economic environment. We believe that the breadth of our products and our brand recognition play an important role in our business as our customers consolidate, and as they reduce the number of their suppliers in this challenging economic environment. We have a significant number of registered third-party developers that create products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available both from educational institutions and the existing workforce, providing us with a student community of next-generation professional users and reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

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

Expanding our geographic coverage is another key element of our growth strategy. In particular we believe that emerging economies continue to present long-term growth opportunities for us. However, conducting business in these countries presents significant challenges, including recent economic contractions, greater volatility, intellectual property protection, software piracy and low-cost competition.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs while making a decision of whether to enter into an acquisition. We currently anticipate that we will selectively acquire products, technologies and businesses as compelling opportunities become available. The pace at which we make such investments will vary depending upon our business needs, the availability of suitable sellers and technology, and our own financial condition. The size and frequency of transactions to acquire products, technology and businesses decreased during the first three quarters of fiscal 2010 as compared to the same period in the prior fiscal year.

Recent economic contraction in most countries and markets, and global financial market instability, including the continuation of a tight credit market for our customers, has adversely impacted and continues to adversely impact our business. We have taken, and continue to take, actions to address these global economic changes and their impact on our financial results and outlook, including revenue and demand stimulation activities as well as cost reduction steps. Our strategy remains focused on leveraging our core strengths and investing in our long-term growth opportunities to achieve our goal of being the world’s leading 2D and 3D design, engineering, and entertainment software and services company for the architecture, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets.

Our strategy depends upon a number of assumptions, including that we will be able to continue making our technology available to mainstream markets; leverage our large global network of distributors and resellers, third-party developers, customers, and students; improve the performance and functionality of our products; and that we can adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant effect on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We have described our significant accounting policies in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2009 (the “2009 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K filed on March 20, 2009.

Updates on the relevant periodic financial disclosures related to these policies are provided below.

Marketable Securities. At October 31, 2009, we had $355.1 million of short- and long-term marketable securities. We review our investments in marketable securities quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the sponsor, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded. Prior to the quarter ended July 31, 2009, all other-than-temporary impairment charges were recorded to our Condensed Consolidated Statements of Operations. Due to changes in GAAP for marketable securities, effective with the quarter ended July 31, 2009, only the credit portion of other-than-temporary impairment charges will be recorded to our Condensed Consolidated Statements of Operations, with the remainder recorded in accumulated other comprehensive income. A credit-related impairment results in a new cost basis in the investment recorded in our Condensed Consolidated Balance Sheets. If market, industry, and/or sponsor conditions deteriorate, we may incur future impairments.

Goodwill. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. We assign goodwill to the reportable segment associated with each business combination, and we test goodwill for impairment annually in the fourth quarter or more often if and when circumstances indicate potential impairment. When assessing goodwill for impairment, we use discounted cash flow models that include assumptions regarding projected cash flows (“Income Approach”) and corroborate it with the estimated consideration that we would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values.

We recorded an impairment charge of $21.0 million during the nine months ended October 31, 2009 representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to our revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and the M&E segment was the only segment that had a current fair value of its future discounted cash flows that fell below the carrying value of its assets.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Variances in the assumptions described above could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. The value of our goodwill could also be impacted by future adverse changes such as: (i) declines in our actual operating results, (ii) a sustained decline in our market capitalization, (iii) further significant slowdown in the worldwide economy or the industries we serve, or (iv) changes in our business strategy or our internal operating results forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As of October 31, 2009, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

Product Returns Reserves. Our product returns reserves were $12.3 million at October 31, 2009 and $13.0 million at January 31, 2009. Actual product returns as a percentage of applicable revenue were 5.0% and 4.0% for the three months ended October 31, 2009 and 2008, respectively, and 5.4% and 3.7% for the nine months ended October 31, 2009 and 2008, respectively. Actual product returns as a percentage of applicable revenue has increased during the three and nine months ended October 31, 2009 as compared to the same periods of the prior fiscal year, primarily due to the decreases in our revenue during those periods. Actual product returns in absolute dollars have decreased during the three and nine months ended October 31, 2009 as compared to the same periods of the prior fiscal year due to decreases in revenue and channel inventory levels. During the three months ended October 31, 2009 and 2008, we recorded additions to our product returns reserve of $12.3 million and $13.0 million, respectively, which reduced our revenue. During the nine months ended October 31, 2009 and 2008, we recorded additions to our product returns reserve of $34.2 million and $42.4 million, respectively, which reduced our revenue.

Income Taxes. At October 31, 2009, we had $142.5 million of net deferred tax assets, mostly arising from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and a valuation allowance against California deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets, which is principally dependent upon our achievement of projected future taxable income across a specific mix of geographies. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these net deferred tax assets, resulting in an adjustment to net income in the period when such determinations are made.

Overview of the Three and Nine Months Ended October 31, 2009

Our results for the first three quarters of fiscal 2010, as compared to the same period in the prior fiscal year, continue to reflect the recent global economic downturn, which has impacted our business on almost every front. While global macroeconomic indicators remain mixed, there were some signs of improvement during the three months ended October 31, 2009. Our overall business visibility improved somewhat during the second and third quarters of fiscal 2010, but remains limited. Our business appears to show some signs of stabilizing as evidenced by our sequentially flat total revenue and small sequential increases in certain revenue metrics during the third quarter of fiscal 2010 as compared to the second quarter of fiscal 2010. In addition, we continued to make progress in reducing our operating costs, which led to sequential improvement in profitability. Job losses and the availability of credit in the major industries we serve are important indicators for our business. There have been significant job losses around the world over the past eight quarters, and unemployment in several important geographies, including the U.S., continues to increase. Additionally, although there are indicators that the availability of credit appears to have improved, it is not clear whether business has normalized for our customers and partners during the quarter ended October 31, 2009.

We believe that the recent economic contraction, as well as the financial pressure on our customers, have decreased demand for our products as customers have reduced their work force resulting in fewer seats of our design software sold and fewer maintenance contracts being renewed. Consequently, we experienced revenue contraction in most products and all reportable segments during the three and nine months ended October 31, 2009, as compared to the same periods in the prior fiscal year. However, we saw small sequential revenue growth in several parts of our business during the third quarter of fiscal 2010, as compared to the second quarter of fiscal 2010, including revenue from commercial new seats, the Americas and Europe, Middle East and Africa (“EMEA”) geographies, 3D animation software, and our 2D horizontal products, AutoCAD and AutoCAD LT, in our Platform Solutions and Emerging Business segment. Despite the small sequential growth in these areas, it is not clear to us whether these increases represent sustainable trends, or are indications of broad-based stabilization of our business.

During the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, net revenue decreased 31%, gross profit decreased 33% and income from operations decreased 81%. During the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, net revenue decreased 31%, gross profit decreased 33% and income from operations decreased 97%.

The 81% decrease in income from operations during the quarter ended October 31, 2009, as compared to the same period in the prior fiscal year, was primarily due to the 31% reduction of our net revenue without a corresponding reduction of our costs. The majority of our costs are relatively fixed in the short term as they relate primarily to our workforce. In addition, during the quarter ended October 31, 2009, we recorded $11.3 million, or 8 percentage points of the 81% decrease, of additional stock-based compensation expense related to the correction of an error for prior periods. See Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion. In an attempt to adjust our cost structure, we initiated the Fiscal 2009 and Fiscal 2010 restructuring plans and recorded restructuring charges of $4.9 million, or 4 percentage points of the 81% decrease, which contributed to the decline in income from operations. Similar to the three month period decline, the 97% decrease in income from operations during the nine months ended October 31, 2009, as compared to the same period in the prior fiscal year, was primarily due to the 31% reduction of our net revenue without a corresponding reduction of our costs. We recorded restructuring charges of $47.8 million, or 13 percentage points of the 97% decrease, a goodwill impairment charge of $21.0 million, or 6 percentage points of the 97% decrease, associated with our M&E segment, and additional stock-based compensation expense of $11.3 million, or 3 percentage points of the 97% decrease, related to the correction of an error. All of these charges contributed to the decline in income from operations. The unfavorable impacts of the revenue decline and restructuring costs on our operating margins for the three and nine months ended October 31, 2009 were partially offset by lower operating costs resulting from our Fiscal 2009 and Fiscal 2010 restructuring plans and other cost containment efforts. Our spending decisions are based in part on our expectations for future revenue and are not directly variable with fluctuations in revenue. Accordingly, our inability to immediately adjust our operating costs for any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability.

In the second quarter of fiscal 2010 we initiated the Fiscal 2010 restructuring plan, which reduced headcount by approximately 430 positions globally and consolidated approximately 32 leased facilities around the world in order to reduce our operating expenses.

We took these and other actions in an attempt to better align our cost structure with our recent and anticipated financial results. Other important actions include reductions in discretionary spending and contingent labor costs. In taking these actions, we may incur additional costs that could negatively impact our net income and cash flows from operating activities.

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom, France, Italy, Canada, South Korea, Australia and Belgium. The stronger value of the U.S. dollar relative to most of the other currencies, except for the yen against which the dollar weakened, had a negative effect of $2.1 million and $21.9 million on operating income during the three and nine months ended October 31, 2009, respectively, as compared to the same periods of the prior fiscal year. Had exchange rates from the three months ended October 31, 2008 been in effect during the three months ended October 31, 2009 (“on a constant currency basis”), translated international revenue billed in local currencies would have been $4.1 million higher and operating expenses would have been $2.0 million higher. On a constant currency basis, this represents a 31% decrease in net revenue and an 80% decrease in income from operations during the three months ended October 31, 2009, as compared to the same period in the prior fiscal year. Had exchange rates from the nine months ended October 31, 2008 been in effect during the nine months ended October 31, 2009, translated international revenue billed in local currencies would have been $58.6 million higher and operating expenses would have been $36.7 million higher. On a constant currency basis, this represents a 28% decrease in net revenue and a 92% decrease in income from operations during the nine months ended October 31, 2009, as compared to the same period in the prior fiscal year. Changes in the value of the U.S. dollar may have a significant effect on net revenue and income from operations in future periods. We use foreign currency forward and option collar contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but cannot completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

Net revenue for the three months ended October 31, 2009 decreased 31% as compared to the same period in the prior fiscal year due to a 44% decrease in license and other revenue and a 3% decrease in maintenance revenue. We experienced decreases in net revenue in EMEA, the Americas and Asia Pacific (“APAC”) during the three months ended October 31, 2009 as compared to the same period in the prior fiscal year.

Net revenue for the nine months ended October 31, 2009 decreased 31% as compared to the same period in the prior fiscal year due to a 45% decrease in license and other revenue, partially offset by a 3% increase in maintenance revenue. We experienced decreases in net revenue in EMEA, APAC and the Americas during the nine months ended October 31, 2009 as compared to the same period in the prior fiscal year.

Our total operating margin decreased from 23% and 21% during the three and nine months ended October 31, 2008, respectively, to 6% and 1% during the three and nine months ended October 31, 2009, respectively. The decrease during the three months ended October 31, 2009 was primarily due to the decrease in our net revenue, as well as increased costs associated with stock-based compensation due to the correction of an error, and charges for restructuring. The decrease during the nine months ended October 31, 2009 was primarily due to the decrease in our net revenue as well as increased costs associated with charges for restructuring, goodwill impairment and stock-based compensation due to the correction of an error. Marketing and sales, research and development, and general and administrative expenses decreased during the three and nine months ended October 31, 2009 as compared to the same periods of the prior fiscal year as a result of our cost saving initiatives. The reduction in costs did not occur as rapidly as the decline in net revenue during the three and nine months ended October 31, 2009, and our operating margins suffered as a result.

Even in these challenging economic times, we intend to invest in growth and productivity initiatives so that we will be better positioned for growth when the economy improves. Over the longer term we intend to balance investments in revenue growth opportunities with our goal of increasing our operating margins. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 14% of our consolidated net revenue for the three months ended October 31, 2009 and 2008, and 13% and 15% of our consolidated net revenue for the nine months ended October 31, 2009 and 2008, respectively.

We expect net revenue to decrease in absolute dollars during the fourth quarter of fiscal 2010, as compared to the fourth quarter of fiscal 2009, due to the continued weakness of the global economy. As compared to the fourth quarter of fiscal 2009, we expect fourth quarter fiscal 2010 operating expenses will decrease in absolute dollars and as a percentage of net revenue, due to the cost savings initiatives taken during fiscal 2010 to align our operating expenses with our financial condition. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our actual financial results. In addition, in taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

Our primary goals for the remainder of fiscal 2010 are to continue delivering our market-leading products and solutions to our customers, stimulate revenue growth, manage operating margins and invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins, operating cash flow and our worldwide operations.

At October 31, 2009, we had $1,053.6 million in cash and marketable securities. We completed the quarter ended October 31, 2009 with a lower deferred revenue balance and a lower accounts receivable balance as compared to the quarter ended January 31, 2009. Our deferred revenue balance at October 31, 2009 included $420.4 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year. We repurchased 1.7 million shares of our common stock for $39.4 million during the three and nine months ended October 31, 2009. Comparatively, we had no repurchases of our common stock during the three months ended October 31, 2008, and we repurchased 8.0 million shares of our common stock for $256.6 million during the nine months ended October 31, 2008.

Results of Operations

Net Revenue

	Three months ended October 31,	Decrease compared to prior period		Three months ended October 31,	Nine months ended October 31,	Increase (decrease) compared to prior period		Nine months ended October 31,
(in millions)	2009	$	%	2008	2009	$	%	2008
Net Revenue:
License and other	$236.1	$(184.9)	-44%	$421.0	$710.7	$(582.7)	-45%	$1,293.4
Maintenance	180.8	(5.3)	-3%	186.1	546.9	14.9	3%	532.0

	$416.9	$(190.2)	-31%	$607.1	$1,257.6	$(567.8)	-31%	$1,825.4

Net Revenue by Geographic Area:
Americas	$163.4	$(53.1)	-25%	$216.5	$486.3	$(124.2)	-20%	$610.5
Europe, Middle East and Africa	159.3	(98.7)	-38%	258.0	483.4	(300.8)	-38%	784.2
Asia Pacific	94.2	(38.4)	-29%	132.6	287.9	(142.8)	-33%	430.7

	$416.9	$(190.2)	-31%	$607.1	$1,257.6	$(567.8)	-31%	$1,825.4

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$154.3	$(85.1)	-36%	$239.4	$459.6	$(269.2)	-37%	$728.8
Architecture, Engineering and Construction	124.8	(39.2)	-24%	164.0	375.9	(119.2)	-24%	495.1
Manufacturing	89.7	(34.1)	-28%	123.8	279.0	(94.6)	-25%	373.6
Media and Entertainment	48.1	(24.9)	-34%	73.0	142.7	(66.8)	-32%	209.5
Other	—	(6.9)	-100%	6.9	0.4	(18.0)	-98%	18.4

	$416.9	$(190.2)	-31%	$607.1	$1,257.6	$(567.8)	-31%	$1,825.4

In the third quarter of fiscal 2010, we changed our methodology for allocating certain revenue transactions, including gains and losses from foreign currency. Revenue by country, product type and business segment for certain prior periods have been reclassified to conform to the current presentation. The change in methodology did not have a material impact on any period. See Note 18, “Segments,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

Total license and other revenue decreased 44% during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year. License and other revenue from 2D and 2D vertical products decreased 37% and license and other revenue from 3D model-based design products decreased 25%, each as compared to the same period of the prior fiscal year. These decreases were primarily due to the 47% decrease in commercial new seat revenue during the three months ended October 31, 2009. During the three months ended October 31, 2009, 32 percentage points of the 47% decrease was due to decreases in the number of seats sold, and 15 percentage points was due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 57% and 69% for the three months ended October 31, 2009 and 2008, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 63% and 67% for the three months ended October 31, 2009 and 2008, respectively.

Total license and other revenue decreased 45% during the nine months ended October 31, 2009 as compared to the same period of the prior fiscal year. License and other revenue from 2D and 2D vertical products decreased 39% and license and other revenue from 3D model-based design products decreased 23%, each as compared to the same period of the prior fiscal year. These decreases were primarily due to the 50% decrease in commercial new seat revenue during the nine months ended October 31, 2009. During the nine months ended October 31, 2009, 36 percentage points of the 50% decrease was due to decreases in the number of seats sold, and 14 percentage points was due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 57% and 71% for the nine months ended October 31, 2009 and 2008, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 61% and 67% for the nine months ended October 31, 2009 and 2008, respectively.

Also contributing to the decreases in license and other revenue during the three and nine months ended October 31, 2009, as compared to the same periods of the prior fiscal year, were the respective 36% and 40% decreases in upgrade revenue, which includes crossgrade revenue. The decreases in upgrade revenue were driven primarily by the recent global economic contraction, with our customers delaying the purchase of upgrades due to uncertainties in the current business climate. Additionally, upgrade revenue was lower during the three and nine months ended October 31, 2009 because of the relatively smaller size of the upgradeable base of our AutoCAD-based products, as compared to the upgradeable base of our AutoCAD-based products as of the same periods in the prior fiscal year, due to a higher percentage of customers on our maintenance program, which includes unspecified upgrades when and if available. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 4% of net revenue for all periods presented.

Maintenance Revenue

Our maintenance revenue relates to a program known by our user community as the Subscription Program. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods. Maintenance revenue decreased 3% during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 3% decrease in commercial maintenance revenue. The decrease in commercial maintenance revenue is due to 10 percentage points from lower program enrollment, partially offset by 7 percentage points from higher net revenue per maintenance seat. As a percentage of total net revenue, maintenance revenue was 43% and 31% for the three months ended October 31, 2009 and 2008, respectively.

Maintenance revenue increased 3% during the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 3% increase in commercial maintenance revenue. The increase in commercial maintenance revenue is due to 7 percentage points from higher net revenue per maintenance seat, partially offset by 4 percentage points from lower program enrollment. As a percentage of total net revenue, maintenance revenue was 43% and 29% for the nine months ended October 31, 2009 and 2008, respectively.

Our maintenance program provides customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Total program enrollment at October 31, 2009 consisted of about 2.2 million users. The year over year growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, and maintenance billings declined year over year in both the three and nine months ended October 31, 2009. Maintenance billings declined 10% and 11% during the three and nine months ended October 31, 2009, respectively, as compared to the same periods of the prior fiscal year, due to fewer new seats sold and a decrease in renewal rates as customers have reduced their work force. The change in maintenance billings is an indicator of future maintenance revenue because we recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year. Without a meaningful near-term increase in maintenance billings, the year-over-year decline in maintenance billings will continue to create downward pressure on maintenance revenue over the next four quarters.

Aggregate backlog at October 31, 2009 and January 31, 2009 was $481.7 million and $569.5 million, respectively, of which $469.5 million and $552.1 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $5.2 million during the first three quarters of fiscal 2010 from $17.4 million at January 31, 2009 to $12.2 million at October 31, 2009. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region decreased by 25% as reported and 24% on a constant currency basis, during the three months ended October 31, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 30% decrease in revenue from new seats, a 17% decrease in upgrade revenue and a 5% decrease in maintenance revenue in the Americas. Had exchange rates from the three months ended October 31, 2008 been in effect during the three months ended October 31, 2009, translated net revenue in the Americas would have been $0.3 million higher. Net revenue in the Americas region decreased by 20% both as reported and on a constant currency basis, during the nine months ended October 31, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 33% decrease in revenue from new seats and a 14% decrease in upgrade revenue in the Americas. These decreases were partially offset by a 1% increase in maintenance revenue. Had exchange rates from the nine months ended October 31, 2008 been in effect during the nine months ended October 31, 2009, translated net revenue in the Americas would have been $1.6 million higher. Growth in the Americas continues to be affected by a contracting economy that impacted growth rates for all of our products during the three and nine months ended October 31, 2009.

Net revenue in the EMEA region decreased by 38%, or 35% on a constant currency basis, during the three months ended October 31, 2009 as compared to the same period of the prior fiscal year. The decrease was primarily due to a 54% decrease in new seat revenue, a 50% decrease in revenue from upgrades and a 6% decrease in maintenance revenue. The EMEA region’s decline in revenue during the three months ended October 31, 2009 was primarily due to economic contraction in virtually all countries in the region. The decrease in our revenue was led by emerging economy countries followed by Germany, France, Italy and the United Kingdom. The negative effect of the stronger value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the decrease in net revenue in EMEA. Had exchange rates from the three months ended October 31, 2008 been in effect during the three months ended October 31, 2009, translated net revenue in EMEA would have been $8.9 million higher. Net revenue in the EMEA region decreased by 38%, or 30% on a constant currency basis, during the nine months ended October 31, 2009 as compared to the same period of the prior fiscal year. The decrease was primarily due to a 56% decrease in new seat revenue and a 52% decrease in revenue from upgrades. Maintenance revenue during the nine months ended October 31, 2009 was flat as compared to the same period in the prior fiscal year. The EMEA region’s decreased growth during the nine months ended October 31, 2009 was primarily due to economic contraction in virtually all countries in the region. The decrease in our revenue was led by emerging economy countries followed by the United Kingdom, Germany, France and Italy. The negative effect of the stronger value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the decrease in net revenue in EMEA. Had exchange rates from the nine months ended October 31, 2008 been in effect during the nine months ended October 31, 2009, translated net revenue in EMEA would have been $64.2 million higher.

Net revenue in the APAC region decreased by 29%, or 33% on a constant currency basis, during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 38% decrease in new seat revenue and a 39% decrease in upgrade revenue, partially offset by a 12% increase in maintenance revenue. Net revenue contraction in the APAC region during the three months ended October 31, 2009 occurred in virtually all countries, led by China and followed by Japan, South Korea, India and Singapore. Had exchange rates from the three months ended October 31, 2008 been in effect during the three months ended October 31, 2009, translated net revenue in APAC would have been $5.2 million lower. Net revenue in the APAC region decreased by 33%, or 35% on a constant currency basis, during the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 45% decrease in new seat revenue, a 50% decrease in upgrade revenue, partially offset by a 16% increase in maintenance revenue. Net revenue contraction in the APAC region during the nine months ended October 31, 2009 occurred in virtually all countries, led by Japan and followed by China, South Korea, Australia and India. Had exchange rates from the nine months ended October 31, 2008 been in effect during the nine months ended October 31, 2009, translated net revenue in APAC would have been $7.2 million lower.

Revenue from emerging economies decreased 46% and 44% during the three and nine months ended October 31, 2009, as compared to the three and nine month periods ended October 31, 2008. Revenue from emerging economies represented 15% of net revenue during the three and nine months ended October 31, 2009, as compared to 19% and 18% during the same periods of the prior fiscal year, respectively. These decreases were significant factors in our international sales contraction during the three and nine months ended October 31, 2009.

We believe that international net revenue will continue to comprise a majority of our total net revenue. The recent economic contractions in the countries that contribute a significant portion of our net revenue had, and may continue to have, an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. International net revenue represented 68% and 71% of our net revenue during the three months ended October 31, 2009 and 2008, respectively, and 69% and 72% of our net revenue during the nine months ended October 31, 2009 and 2008, respectively.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). Location Services (“LBS”), which we disposed of in February 2009, is not included in any of the above reportable segments and is reflected as Other. In the first quarter of fiscal 2010, we reorganized our business to better align with our customers and accelerate product innovation. As part of this change there has been some product movement between business segments, including the movement of Geospatial and Process and Power design market products from PSEB to AEC. Certain reclassifications to segment revenue and gross profit have been made to prior year amounts to conform to the current presentation. We have no material inter-segment revenue.

Net revenue for PSEB decreased 36% during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 38% decrease in revenue from our AutoCAD products and a 41% decrease in revenue from our AutoCAD LT products. Net revenue for PSEB decreased 37% during the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 43% decrease in revenue from our AutoCAD LT products and a 38% decrease in revenue from our AutoCAD products.

Net revenue for AEC decreased 24% during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 31% decrease in revenue from our Revit products and a 34% decrease in revenue from our ACAD Architecture products. Net revenue for AEC decreased 24% during the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 28% decrease in revenue from our Revit products and a 40% decrease in revenue from our AutoCAD Architecture products.

Net revenue for MFG decreased 28% during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 29% decrease in revenue from Autodesk Inventor products and a 35% decrease in revenue from our Autodesk Mechanical products. Net revenue for MFG decreased 25% during the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 31% decrease in revenue from our Autodesk Inventor products and a 39% decrease in revenue from our Autodesk Mechanical products.

Net revenue for M&E decreased 34% during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 54% decrease in revenue from Advanced Systems and a 20% decrease in revenue from our Animation product group. The decrease in Animation revenue was primarily due to a 40% decrease in revenue from Autodesk 3ds Max and a 15% decrease in revenue from Maya. Net revenue for M&E decreased 32% during the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to a 45% decrease in revenue from Advanced Systems and a 23% decrease in revenue from our Animation product group. The decrease in Animation revenue was primarily due to a 38% decrease in revenue from Autodesk 3ds Max and a 19% decrease in revenue from Maya.

Cost of Revenue

	Three months ended October 31, 2009	Increase (decrease) compared to prior period		Three months ended October 31, 2008	Nine months ended October 31, 2009	Increase (decrease) compared to prior period		Nine months ended October 31, 2008
(in millions)		$	%			$	%
Cost of revenue:
License and other	$42.0	$(8.5)	-17%	$50.5	$138.6	$(25.5)	-16%	$164.1
Maintenance	3.0	0.6	25%	2.4	8.8	2.3	35%	6.5

	$45.0	$(7.9)	-15%	$52.9	$147.4	$(23.2)	-14%	$170.6

As a percentage of net revenue	11%			9%	12%			9%

Cost of license and other revenue includes labor costs of fulfilling service contracts and order fulfillment, including stock-based compensation expense for these employees, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in the M&E segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue decreased 17% and 16% during the three and nine months ended October 31, 2009, respectively, as compared to the same periods of the prior fiscal year primarily due to the 44% and 45% respective decreases in license and other revenue. Cost of license and other revenue did not decline as rapidly as the associated net revenue because of increased amortization of purchased intangibles related to fiscal year 2009 acquisitions, costs associated with redundant services as we migrated a portion of our IT systems onto a new platform, and higher costs associated with the implementation of our electronic fulfillment system in the first three quarters of fiscal 2010, as compared to the same period of the prior fiscal year.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, and professional services fees. Cost of maintenance revenue increased 25% and 35% during the three and nine months ended October 31, 2009, respectively, as compared to the same period of the prior fiscal year due to an increase in product support headcount due to the acquisition of Moldflow Corporation in the second quarter of fiscal 2009.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense. We expect cost of revenue to decline in absolute dollars during the fourth quarter of fiscal 2010 and remain relatively consistent as a percentage of net revenue, each as compared to the fourth quarter of fiscal 2009.

Marketing and Sales

	Three months ended October 31, 2009	Decrease compared to prior period		Three months ended October 31, 2008	Nine months ended October 31, 2009	Decrease compared to prior period		Nine months ended October 31, 2008
(in millions)		$	%			$	%
Marketing and sales	$180.3	$(46.7)	-21%	$227.0	$540.6	$(142.1)	-21%	$682.7
As a percentage of net revenue	43%			37%	43%			37%

Marketing and sales expenses include salaries, benefits, bonuses and stock-based compensation expense for our marketing and sales employees, costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, rent and occupancy, travel and facility costs for our marketing, sales, dealer training and administrative support personnel, sales and dealer commissions, and the cost of supplies and equipment. Marketing and sales expenses decreased 21% during the three and nine months ended October 31, 2009, as compared to the same periods of the prior fiscal year, primarily due to lower employee-related costs, including commissions and bonuses, decreased travel expenditures and reduced advertising and promotional expenses. We expect to balance our need to invest in the marketing and sales of our products with our need to reduce our operating expenses to align with our financial condition, by continuing to make strategic investments in marketing and sales. As compared to the fourth quarter of fiscal 2009, we expect marketing and sales expenses to decrease in absolute dollars. As a percentage of net revenue, we expect marketing and sales expenses to be flat to slightly down during the fourth quarter of fiscal 2010 as compared to the same period of the prior fiscal year.

Research and Development

	Three months ended October 31, 2009	Decrease compared to prior period		Three months ended October 31, 2008	Nine months ended October 31, 2009	Decrease compared to prior period		Nine months ended October 31, 2008
(in millions)		$	%			$	%
Research and development	$109.3	$(27.7)	-20%	$137.0	$340.7	$(96.7)	-22%	$437.4
As a percentage of net revenue	26%			23%	27%			24%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees, rent and occupancy, professional services such as fees paid to software development firms and independent contractors, and the expense of travel, entertainment and training. Research and development expenses decreased 20% and 22% during the three and nine months ended October 31, 2009, respectively, as compared to the same periods of the prior fiscal year, primarily due to decreases in employee-related costs driven by decreased research and development headcount and lower bonus expense. Also contributing to the decline was a decrease in in-process research and development expense from the three and nine months ended October 31, 2008. As compared to the fourth quarter of fiscal 2009, we expect research and development expenses to decrease in absolute dollars. As a percentage of net revenue, we expect research and development expenses to be flat to slightly down during the fourth quarter of fiscal 2010 as compared to the same period of the prior fiscal year.

General and Administrative

	Three months ended October 31, 2009	Increase compared to prior period		Three months ended October 31, 2008	Nine months ended October 31, 2009	Decrease compared to prior period		Nine months ended October 31, 2008
(in millions)		$	%			$	%
General and administrative	$51.1	$0.5	1%	$50.6	$150.6	$(5.8)	-4%	$156.4
As a percentage of net revenue	12%			8%	12%			9%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal personnel, as well as professional fees for legal and accounting services, cost of supplies and equipment, amortization expense of customer relationships and trademarks acquired, and expense of communication. General and administrative expenses increased 1% during the three months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to the increase in stock-based compensation expense. This increase was partially offset by the decrease in employee-related costs associated with lower general and administrative headcount. General and administrative expenses decreased 4% during the nine months ended October 31, 2009, as compared to the same period of the prior fiscal year, primarily due to decreases in employee-related costs due to decreased general and administrative headcount. As compared to the fourth quarter of fiscal 2009, we expect that general and administrative expenses will remain relatively flat in absolute dollars during the fourth quarter of fiscal 2010. As a percentage of net revenue, we expect general and administrative expenses to be flat to slightly up during the fourth quarter of fiscal 2010 as compared to the same period of the prior fiscal year.

Restructuring Charges

	Three months ended October 31, 2009	Increase compared to prior period		Three months ended October 31, 2008	Nine months ended October 31, 2009	Increase compared to prior period		Nine months ended October 31, 2008
(in millions)		$	%			$	%
Restructuring charges	$4.9	$4.9	*	$—	$47.8	$47.8	*	$—
As a percentage of net revenue	1%			0%	4%			0%

*	Percentage is not meaningful

In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program has reduced the number of employees by a total of approximately 700 positions globally and resulted in the consolidation of approximately 27 leased facilities.

In the second quarter of fiscal 2010, we initiated an additional restructuring program, which resulted in headcount reduction of approximately 430 positions globally and resulted in the consolidation of approximately 32 leased facilities around the world in order to reduce our operating expenses. The restructuring program, and resulting staff reductions and facilities consolidations, initiated during the quarter ended July 31, 2009 is in addition to that initiated in the fourth quarter of fiscal 2009.

In connection with these restructuring plans, we recorded restructuring and impairment charges of $4.9 million and $47.8 million during the three and nine months ended October 31, 2009, respectively. Of these amounts, $3.5 million and $24.2 million were recorded for one-time employee termination benefits and other costs during the three and nine months ended October 31, 2009, respectively, and $1.4 million and $23.5 million were recorded for facilities-related costs during the three and nine months ended October 31, 2009, respectively. The remainder of the termination benefits will be substantially paid during the fourth quarter of fiscal 2010. We expect to pay the facility-related liabilities through fiscal 2018. If our revenue should further decline or not begin to grow, we may further reduce our operating expenses to align them with our financial condition, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities. See Note 8, “Restructuring Reserve,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Impairment of Goodwill

	Three months ended October 31, 2009	Increase compared to prior period		Three months ended October 31, 2008	Nine months ended October 31, 2009	Increase compared to prior period		Nine months ended October 31, 2008
(in millions)		$	%			$	%
Impairment of goodwill	$—	$—	*	$—	$21.0	$21.0	*	$—
As a percentage of net revenue	0%			0%	2%			0%

*	Percentage is not meaningful

We recorded an impairment charge of $21.0 million affecting the first quarter of fiscal 2010 representing the entire goodwill balance of the M&E segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to our revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and the M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. See Note 12, “Goodwill,” in the Notes to Condensed Consolidated Financial Statements and “Critical Accounting Policies and Estimates – Goodwill” above for further discussion. As of October 31, 2009, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three months ended October 31,		Nine months ended October 31,
(in millions)	2009	2008	2009	2008
Interest and investment income, net	$3.1	$2.8	$8.6	$13.2
Investment impairment	—	(2.0)	—	(2.0)
Gain (loss) on foreign currency transactions	0.8	(3.9)	2.6	(2.4)
Other income (expense)	1.8	(0.3)	5.3	1.1

	$5.7	$(3.4)	$16.5	$9.9

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and other income, net, during the three months ended October 31, 2009, as compared to the same period in the prior fiscal year, is primarily due to gains on foreign currency transactions, gains on marketable securities and the impairment of an investment during the three months ended October 31, 2008. These increases were partially offset by lower interest rate yields on investments during the three months ended October 31, 2009. The increase in interest and other income, net, during the nine months ended October 31, 2009, as compared to the same period in the prior fiscal year, is primarily due to gains on marketable securities, gains on foreign currency transactions, a gain on the sale of an investment, and the impairment of an investment during the nine months ended October 31, 2008. These increases were partially offset by lower interest rate yields on investments during the nine months ended October 31, 2009.

Provision for Income Taxes

Our effective tax rate was 8% during the three months ended October 31, 2009 and 70% during the nine months ended October 31, 2009, compared to 23% and 26% in the respective periods of the prior fiscal year. Our effective tax rate decreased 15 percentage points during the three months ended October 31, 2009 as compared to the same period in the prior fiscal year primarily due to a discrete tax benefit related to the stock-based compensation expense adjustment recorded during the three months ended October 31, 2009. Our effective tax rate increased 44 percentage points during the nine months ended October 31, 2009 as compared to the same period in the prior fiscal year as a result of a $20.9 million discrete non-cash tax charge from recording a valuation allowance against California deferred tax assets partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill recorded during the first quarter of fiscal 2010, the tax impact of non-deductible in-process research and development expense recorded during the second quarter of fiscal 2009, and a discrete tax benefit of $4.4 million related to the stock-based compensation expense adjustment recorded during the third quarter of fiscal 2010. Excluding the impact of discrete tax items, the effective tax rates for the three and nine month periods ended October 31, 2009 were lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and Federal and state research tax credits partially offset by the tax impact of stock-based compensation expense.

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

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation expense, accounting for uncertain tax positions, business combinations, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax law.

The amount of unrecognized tax benefits was determined in accordance with ASC 740-10 Income Taxes. As of October 31, 2009, the Company had $192.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $178.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $13.4 million relates to items that would result in balance sheet reclassification only, with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At October 31, 2009, we had net deferred tax assets of $142.5 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

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

At October 31, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,053.6 million and net accounts receivable of $215.7 million. In addition, we have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict the imposition of liens on our assets and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain their financial covenants. These credit facilities are available for working capital and other business needs. At October 31, 2009, we had no borrowings outstanding on the U.S. or China line of credit. The U.S. facility expires in August 2012, and the China facility has no contractual expiration.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

The increase in our cash, cash equivalents and marketable securities from $988.7 million at January 31, 2009 to $1,053.6 million at October 31, 2009 is principally the result of cash generated from operations and the proceeds from the issuance of common stock. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for the repayment of our lines of credit, repurchases of our common stock, capital expenditures and an equity investment. Cash generated from operations was negatively impacted by lower net revenue and the payment of employee-related restructuring charges.

At October 31, 2009, our short-term investment portfolio had an estimated fair value of $263.1 million and a cost basis of $271.5 million. The portfolio fair value consisted of $88.3 million invested in commercial paper and corporate securities, $54.0 million invested in U.S. treasury securities, $37.4 million invested in certificates of deposit and time deposits with original maturities greater than 90 days and less than one year, $26.9 million invested in mutual funds, $24.1 million invested in U.S. government agency securities, $17.8 million invested in money market funds, $10.0 million in sovereign debt and $4.6 million invested in municipal securities and available-for-sale equity securities.

At October 31, 2009, we had investments in two money market funds with cost basis of $22.3 million and an estimated fair value of $17.8 million, of which $17.0 million was invested in The Reserve International Liquidity Fund (the “International Fund”) and $0.8 million was invested in The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, the “Reserve Funds”). During the third quarter of fiscal 2009, the Reserve Funds ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. Our investments in the Reserve Funds are unrelated to the assets of our Deferred Compensation Plan.

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

At October 31, 2009, we owned two auction rate securities with an estimated fair value of $7.6 million and a cost basis of $9.0 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While we expect to recover substantially all of our current holdings, net of reserves, in the auction rate securities, we cannot predict when this will occur or the amount we will receive. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” in the Condensed Consolidated Balance Sheets. See Note 4, “Financial Instruments and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of our financial instruments.

At October 31, 2009, $26.9 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 9, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

The primary source for net cash provided by operating activities of $121.2 million for the nine months ended October 31, 2009 was net income increased by the effect of non-cash expenses associated with depreciation and amortization, stock-based compensation, restructuring charges, impairment of goodwill, and establishment of a valuation allowance for deferred tax assets. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to the decrease in our total billings. Our days sales outstanding in trade receivables was 47 days at October 31, 2009. The primary working capital uses of cash were for reductions of accrued expenses primarily related to our fiscal 2009 employee bonus accrual and fourth quarter fiscal 2009 commissions, payment of restructuring-related costs and the reduction of deferred revenue due to declining maintenance billings.

As of October 31, 2009, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; and funding restructuring costs. In addition, $26.9 million of our marketable securities are held in a rabbi trust under non-qualified deferred compensation plans at October 31, 2009. See Note 4, “Financial Instruments and Hedging Activities,” and Note 9, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes two types of derivative instruments, option collar and forward contracts, to hedge a majority of our foreign currency transaction exposures that exist as part of our ongoing business operations. Prior to the third quarter of fiscal 2009, such contracts did not extend beyond the current quarter; however, beginning in the third quarter of fiscal 2009, we entered into longer-term hedging contracts. We have expanded our foreign currency cash flow hedge program beyond one quarter, and as of October 31, 2009, have open contracts to hedge expected cash flows for one to twelve months in the future in order to reduce foreign currency volatility. Contracts are primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $200.6 million and $276.7 million at October 31, 2009 and January 31, 2009, respectively.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of our cash balances, general business and market conditions, the market price of our stock, cash on hand and available in the U.S., company defined trading windows and other investment opportunities. In December 2007, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares. At October 31, 2009, 14.5 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 15, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock in open-market transactions during the quarter ended October 31, 2009:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1 - August 31	—	$—	—	16,135
September 1 - September 30	1,273	23.82	1,273	14,862
October 1 - October 31	400	22.73	400	14,462

Total	1,673	$23.56	1,673	14,462

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)	These amounts correspond to a plan approved by the Board of Directors in December 2007 that authorized the repurchase of 20.0 million shares. This plan does not have a fixed expiration date.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of October 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The recent global financial crisis affecting the banking system and financial markets and other financial institutions have continued to cause a negative effect in the credit markets, a low level of liquidity in many financial markets, and volatility in many financial instrument markets. We believe our customers continue to defer purchases in response to the current economic conditions and uncertainties, which has negatively impacted our business. Global macroeconomic indicators began to show some signs of improvement during the three months ended October 31, 2009, although they are still mixed.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

We utilize foreign currency option collar and forward contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2009 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2009 would increase the fair value of our forward exchange and option contracts by $13.4 million. A hypothetical 10% depreciation of the dollar from its value at October 31, 2009 would decrease the fair value of our forward exchange and option contracts by $14.2 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency forward and option contracts.

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At October 31, 2009 we had $874.5 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $742.6 million, if interest rates were to increase (decrease) by 10%, this would result in a $0.2 million increase (decrease) in annual interest income. Further, at October 31, 2009, we had approximately $92.0 million invested in a longer term portfolio which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $0.2 million over both six and 12 month periods. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 14, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item by reference.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10-Q, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

If global economic conditions further deteriorate or do not improve, our financial results may be additionally harmed.

As our business has expanded globally, we have increasingly become subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters and it is not yet clear whether a sustainable recovery is currently taking place. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. Over the past several quarters, many of our customers have reduced their work forces, thereby reducing the number of licenses and the number of maintenance contracts they need to purchase from us. These factors have negatively impacted our business and our financial results.

If global economic conditions further deteriorate, or our customers continue to struggle under these pressures, many of our customers may further delay, reduce or cancel their technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

In addition, continued weakness in the end-user market could further negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would in turn increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers.

These actions have negatively impacted and may continue to negatively impact our business, financial results and financial condition. In addition, the negative effect these factors have had on our cash flows has caused us to restructure our business and in turn incur restructuring charges as well as take impairment charges on some of our long-term assets, and may cause us to take additional restructuring actions and charges in the future.

A significant portion of our revenue is generated through maintenance revenue; any decrease in maintenance attach or renewal rates, or a decrease in the number of new licenses we sell would negatively impact our future revenue and operating results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attach and renewal rates may decline or fluctuate as a result of a number of factors. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, then our maintenance revenue will decline, and our business will suffer. In addition, a portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers’ attach rates do not change, will have a negative impact on our future maintenance revenue. This in turn would impact our business and harm our financial results. We have experienced a reduction in the number of licenses and maintenance contracts sold as a result of increased unemployment. This, in turn, has negatively impacted our business and our financial results.

The growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, and maintenance billings declined year over year in both the three and nine months ended October 31, 2009. The change in maintenance billings is an indicator of future maintenance revenue because we recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year. Consequently, we expect that this decline will continue to have a negative impact on our revenue in future periods as revenue from our maintenance contracts is recognized over time.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenue and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our operating results to fluctuate include general global economic conditions, lower growth or contraction of our upgrade or maintenance programs, failure to expand our AutoCAD and AutoCAD LT products customer base to related 2D vertical industry and 3D model-based design products, the timing of the introduction of new products by us or our competitors, the financial and business condition of our reseller and distribution channels, stock-based compensation expense, higher unemployment, weak or negative growth in the industries we serve including architecture, engineering and construction, manufacturing, geospatial mapping, and digital media and entertainment markets, fluctuations in foreign currency exchange rates, failure to achieve anticipated levels of customer acceptance of key new applications, failure to follow sales policies, restructuring or other charges, the impact of sales in particular geographies, including emerging economies, unexpected costs or other operating expenses, changes in product pricing or product mix, platform changes, timing of product releases and retirements, failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products, failure to accurately predict the impact of acquired businesses, failure to successfully or fully integrate acquired businesses and technologies, unexpected outcomes of matters relating to litigation, failure to achieve continued cost reductions and productivity increases, unanticipated changes in tax rates and tax laws, distribution channel management, changes in sales compensation practices, the timing of large sales, failure to effectively implement our copyright legalization programs, especially in developing countries, failure to achieve sufficient sell-through in our channels for new or existing products, renegotiation or termination of royalty or intellectual property arrangements, interruptions or terminations in the business of our consultants or third party developers, failure to grow lifecycle management or collaboration products, and unanticipated impact of accounting rules, regulations or interpretations.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including shortfalls in our expected net revenue, earnings or key performance metrics; changes in estimates or recommendations by securities analysts; the announcement of new products or product enhancements by us or our competitors; quarterly variations in our or our competitors’ results of operations; developments in our industry; unusual events such as significant acquisitions, divestitures, regulatory actions and litigation; changes in laws, rules or regulations applicable to our business; and general socio-economic, political or market conditions and other factors, including factors unrelated to our operating performance, like instability affecting the economy or the operating performance of our competitors. For example, current global economic conditions have negatively impacted our financial performance and in turn the market price of our common stock.

Significant changes in the price of our common stock could expose us to additional costly and time-consuming litigation. Historically, after periods of volatility in the market price of a company’s securities, a company becomes more susceptible to securities class action litigation. This type of litigation is often expensive and diverts management’s attention and resources.

The actions that we have taken in response to the global economic slowdown and our related business slowdown have been costly and may not be as effective as anticipated. If global economic conditions worsen or do not improve, additional restructuring actions may be necessary.

We have taken actions to reduce our cost structure to more closely align our costs with our revenue levels. In taking these actions, we are attempting to balance the cost of such initiatives against the longer term benefit of such initiatives and our overall competitive strategy. In taking these actions, we have incurred additional costs in the short term that have had and may continue to have the effect of reducing our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from an economic recovery. We cannot assure that our cost cutting efforts will achieve appropriate levels of expenses and future economic conditions may require that we take additional actions in the future.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the quarter ended October 31, 2009, approximately 85% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% and 13% of our consolidated net revenue for the three and nine months ended October 31, 2009, respectively, and 14% and 15% of our consolidated net revenue for the three and nine months ended October 31, 2008, respectively.

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

The recent global credit and banking crisis that has occurred over the past several quarters has negatively affected and may continue to negatively affect our business, financial conditions and results of operations.

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

We derive a substantial portion of our net revenue from sales of licenses of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results. For example, during the three and nine months ended October 31, 2009, combined revenue from our AutoCAD and AutoCAD LT products decreased 38% and 41%, respectively, as compared to the same periods of the prior fiscal year, harming our operating results.

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

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Although we have expanded our foreign currency cash flow hedge program beyond the current quarter to a longer term program in order to reduce foreign currency volatility, we cannot completely mitigate this risk, and in any case, will incur transaction fees in adopting such hedging programs. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Our investment portfolio is composed of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility and other economic factors. If general economic conditions further cause interest rates to decline, credit ratings of our investments to deteriorate, or illiquidity in the financial marketplace, we may continue to experience a decline in interest income, an inability to sell our investments, or impairment in the value of our investments.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We are devoting significant resources to the development of technologies, like our vertical design products and our digital prototyping and collaboration products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources. We are making such investments through further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our related 2D vertical industry products and our 3D model-based design products such as our Autodesk Inventor products, our Autodesk Revit products, our AutoCAD Civil 3D products and our Autodesk Navisworks products. Should sales of our AutoCAD and AutoCAD LT products decrease without a corresponding increase in 2D vertical and 3D model-based design product revenue or without purchases of customer seats to our 2D vertical products and 3D model-based design products, our results of operations will be adversely affected.

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

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity investments. The risks associated with such acquisitions include, among others, the difficulty of assimilating the products, operations and personnel of the companies, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management’s time and attention.

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

Our success depends largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

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

We make accruals for a number of items, including employee bonuses, partner incentive programs, product returns reserve, tax reserves, sabbatical, sales commissions, allowance for doubtful accounts and asset retirement obligations. These accruals are based on assumptions, judgments and estimates drawn from historical experience and various other factors that we believe are reasonable under the circumstances when made. Actual results could differ materially from our estimated accruals, and such differences could significantly impact our financial results.

We regularly invest resources to update and improve our internal information technology systems. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems disrupt our operations, our business could be harmed.

We rely on our network and data center infrastructure, internal technology systems and our websites for our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet the growing requirements of our business and customers. Such improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of revenue, errors in our accounting and financial reporting or damage to our reputation.

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

Furthermore, effective as of February 1, 2009, we adopted the authoritative guidance issued by the Financial Accounting Standards Board on business combinations, which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact that this guidance has on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

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

Our business strategy has historically depended in part on our relationships with third-party developers who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. In particular markets, such disruption has in the past, and would likely in the future, negatively impact these third-party developers and end users, which could harm our business.

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

There were no sales of unregistered securities during the three months ended October 31, 2009.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 10.1*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated effective as of January 1, 2010 (filed herewith)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS ††	XBRL Instance Document

Exhibit 101.SCH ††	XBRL Taxonomy Extension Schema

Exhibit 101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB ††	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2009

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)