Form 10-K
period 2010-01-31
AUTODESK INC
filed 2010-03-19
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 229.2 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2009) was approximately $5.0 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2010, registrant had outstanding approximately 229.3 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2010.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION

The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results, including our financial results; the impact of our restructuring activities; our belief that the strength of our channel network, technological leadership, brand recognition, breadth of product line and large installed base are helping us manage through this challenging current economic period and position us well as global economies recover; expected trends in certain financial metrics; our ability to generate sufficient future taxable income in appropriate tax jurisdictions to realize our net deferred tax assets; our ability to successfully expand adoption of our horizontal design customer products, our vertical design products and model-based design products; our belief that emerging economies continue to present long-term growth opportunities for us; and the sufficiency of our cash to meet our working capital and operating resource expenditure requirements over the next 12 months. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities Exchange Commission. We assume no obligation to update forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a world leading design software and services company, offering customers progressive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction, manufacturing, and digital media and entertainment industries. Our sophisticated software products enable our customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities give our customers the flexibility to optimize and improve their designs before they actually begin the building process, helping save time and money, improving quality and fostering innovation. Our software products are sold globally, both directly to customers and through a network of resellers and distributors.

Segments

We are organized into four reportable operating segments:

•	Platform Solutions and Emerging Business (“PSEB”), which accounted for 36% of our net revenue in fiscal 2010,

•	Architecture, Engineering and Construction (“AEC”) which accounted for 30% of our net revenue in fiscal 2010,

•	Manufacturing (“MFG”), which accounted for 23% of our net revenue in fiscal 2010; and,

•	Media and Entertainment (“M&E”), which accounted for 11% of our net revenue in fiscal 2010.

A summary of our condensed net revenue and results of operations for our business segments is found in Note 13, “Segments,” in the Notes to our Consolidated Financial Statements.

Our PSEB, AEC and MFG segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. The principal software products of these segments include the following:

•	general design software, including AutoCAD and AutoCAD LT (horizontal design products), which accounted for 32% of our net revenue in fiscal 2010,

•	discipline-specific design software, including AutoCAD-based products (vertical design products), which accounted for 15% of our net revenue in fiscal 2010 and

•	model-based design software, including Autodesk Inventor products, Autodesk Revit products, AutoCAD Civil 3D, and Autodesk Moldflow which accounted for 29% of our net revenue in fiscal 2010.

In addition to software products, the PSEB, AEC and MFG segments offer a range of services including consulting, support and training, largely dedicated to enhancing our ability to sell licenses to our software products.

Our M&E segment derives revenue from the sale of licenses for software products and systems to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming. In addition, our animation products produced by our M&E segment are often used by customers of products from our other segments for the visualization of their designs.

Beginning in fiscal 2010, we reorganized our business to better align with our customers and accelerate product innovation. As part of this change, there was some product movement between business segments. We have reorganized prior year information to conform to the current period presentation.

Corporate Information

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903 and the telephone number at that address is (415) 507-5000. Our internet address is www.autodesk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.autodesk.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

PRODUCTS

The principal product offerings from Autodesk’s different segments are as follows:

PSEB

Our PSEB segment includes our horizontal design product, AutoCAD. Our AutoCAD product is a platform product that underpins our vertical design product offerings for all the industries we serve. For example, our AEC and MFG segments offer tailored versions of AutoCAD software for the industries they serve. Our AutoCAD product also provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB’s revenue primarily includes revenue from sales of licenses of our horizontal design products, AutoCAD and AutoCAD LT, as well as many of our vertical design products. The segment’s principal product offerings included the following during fiscal 2010:

• AutoCAD

AutoCAD software, which is our largest revenue-generating product, is a customizable and extensible computer-aided design (CAD) application for professional design, drafting, detailing, and visualization. AutoCAD software provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction to manufacturing, civil engineering and process plant design.

• AutoCAD LT

AutoCAD LT software is purpose built for professional drafting and detailing. AutoCAD LT includes full DWG file format compatibility and document sharing capability without the need for software customization or certain advanced functionality found in our AutoCAD product. Users can share all design data with team members who use our AutoCAD product or other Autodesk products built on AutoCAD. AutoCAD LT software is our second largest revenue-generating product.

AEC

Autodesk’s AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordinated information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. The segment’s principal product offerings included the following during fiscal 2010:

• Autodesk Revit

Purpose-built for BIM, the Autodesk Revit products collect information about a building project and allow this information to be coordinated across all other representations of the project, so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent and complete information from the same underlying building database. The Autodesk Revit products, including AutoCAD Revit Architecture Suite, AutoCAD Revit MEP Suite and AutoCAD Revit Structure Suite, provide an intuitive sophisticated model-based design and documentation system for architects; mechanical, electrical and plumbing (MEP) engineers; structural engineers; design-build teams; and other design and building industry professionals.

• AutoCAD Civil 3D

AutoCAD Civil 3D products provide a surveying, design, analysis, and documentation solution for civil engineering, including land development, transportation, and environmental projects. Using a model-centric approach that automatically updates documentation as design changes are made, AutoCAD Civil 3D products enable civil engineers, designers, drafters, and surveyors to significantly boost productivity and deliver higher-quality designs and construction documentation faster. With AutoCAD Civil 3D products, the entire project team works from the same consistent, up-to-date model so they stay coordinated throughout all project phases.

• AutoCAD Architecture

Designed for architects and built on the AutoCAD platform, AutoCAD Architecture software includes powerful Architecture industry-specific tools to gain efficiency and improve coordination.

• AutoCAD Map 3D

AutoCAD Map 3D software provides direct access to data needed for infrastructure planning, design and management activities. AutoCAD Map 3D software helps professionals working on transportation, land development, water, and power projects to more easily create, manage and analyze design geographic information system (“GIS”) and asset data.

MFG

Our MFG segment provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that brings together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Our solutions for digital prototyping are scalable, attainable, and cost-effective, enabling a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s principal product offerings included the following during fiscal 2010:

• Autodesk Inventor

Autodesk Inventor software allows manufacturers to go beyond 3D design to digital prototyping by giving engineers a comprehensive and flexible set of tools for 3D mechanical design, simulation, analysis, tooling, visualization and documentation. With Inventor software, engineers can integrate AutoCAD drawings and model-based design data into a single digital model, creating a virtual representation of a final product that enables them to validate the form, fit, and function of the product before it is ever built. Digital prototyping with Inventor software enables manufacturers to design, visualize, and simulate products digitally, helping them to build better products, reduce development costs, and get to market faster.

• AutoCAD Mechanical

AutoCAD Mechanical software is purpose-built to accelerate the mechanical design process. AutoCAD Mechanical software offers users significant productivity gains and helps save hours of design time by including all the functionality of AutoCAD software, plus comprehensive libraries of standards-based parts and tools for automating common design tasks.

• Autodesk Moldflow

The Autodesk Moldflow family of injection molding simulation software provides tools that help manufacturers optimize the design of plastic parts and injection molds, and study the injection molding process.

M&E

Our M&E segment is comprised of two product groups: Animation and Advanced Systems. Animation products are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Advanced Systems products are primarily sold as turnkey solutions for editing, finishing and visual effects design, and color grading. Principal product offerings in our M&E segment’s Animation and Advanced Systems product groups included the following during fiscal 2010:

Animation

• Autodesk 3ds Max

Autodesk 3ds Max software provides 3D modeling, animation and rendering solutions that enable game developers, design visualization professionals and visual effects artists to digitally create realistic images, animations and complex scenes and to digitally communicate abstract or complex mechanical, architectural, engineering and construction concepts.

• Autodesk Maya

Autodesk Maya software provides 3D modeling, animation, effects, rendering and compositing solutions that enable film and video artists, game developers and design visualization professionals to digitally create engaging, lifelike images, realistic animations and simulations, and extraordinary visual effects.

Advanced Systems

• Autodesk Flame, Autodesk Inferno, Autodesk Flint and Autodesk Smoke

Autodesk Flame, Autodesk Inferno and Autodesk Flint systems are our scalable line of interactive real-time visual effects design and finishing solutions. These products service a wide range of client workflows from interactive broadcast design to real-time high-resolution film work. The Autodesk Smoke system is an interactive, real-time, non-linear and non-compressed online editing and finishing system that enables editors to edit, conform and finish television commercials, broadcast programming, film trailers and feature films, as well as other high-value media content in mixed resolutions. In fiscal 2010, we introduced Autodesk Flare, a software-only version of the Flame compositing environment, available as a creative companion to Flame and Inferno seats.

• Autodesk Lustre

Autodesk Lustre system is an award winning, high-performance color-grading solution used by artists for creative look development, final color and lighting effects for both television and film projects.

PRODUCT DEVELOPMENT AND INTRODUCTION

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software. In addition, our customer’s requirements and preferences rapidly evolve, as do their expectations of our software. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. Research and development expenditures were $457.5 million or 27% of fiscal 2010 net revenue, $576.1 million or 25% of fiscal 2009 net revenue and $490.5 million or 23% of fiscal 2008 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

The majority of our basic research and product development is performed in the United States, China, Singapore and Canada. However, we employ experienced software developers in all of our locations. Translation and localization of our products is performed in a number of local markets, principally Singapore and Switzerland. We generally localize and translate our products into German, French, Italian, Spanish, Russian, Japanese, Korean and simplified and traditional Chinese.

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

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,900 resellers and distributors worldwide. For fiscal 2010, approximately 83% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Sales through one distributor, Tech Data Corporation and its affiliates, accounted for 14% of our net revenue for each of the fiscal years 2010, 2009 and 2008. No other distributor or reseller accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2010 net revenue in the Americas, EMEA and APAC was $654.4 million, $671.1 million and $388.2 million, respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our net revenue. Economic weakness in countries where we generate a significant portion of our net revenue, including the U.S., has had, and could in the future have, an adverse effect on our business. A summary of our financial information by geographic location is found in Note 13, “Segments” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

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

In addition to sales of new software licenses, we generate revenue through our maintenance program and upgrade pricing options. These choices are available for a majority of our products and offer our customers two alternative means of migrating to the most recent version of our products.

Under the maintenance program, known by our user community as the Autodesk Subscription Program, customers who own a perpetual use license for the most recent version of the underlying product are able to purchase maintenance that provides them with unspecified upgrades when-and-if-available and are able to download e-Learning courses and receive online support over a one year or multi-year maintenance service period. Revenue from our maintenance program is reported separately on our Consolidated Statements of Operations and is referred to throughout this document as maintenance revenue.

Upgrade pricing offers customers who are not on the maintenance program an opportunity to purchase upgrades at current available prices, but only to the extent that they are still on an Autodesk-supported version of the product. An existing customer, whether or not on maintenance, also has the option to upgrade, for a premium fee, to a different, vertical or model-based design product, which generally has a higher price; we refer to this as a crossgrade. The cost of a crossgrade is less than the cost of purchasing a new license. During fiscal 2010, the typical cost to upgrade was based on a multiple of the number of versions the customer was upgrading. Effective March 17, 2010, Autodesk replaced its upgrade/crossgrade pricing model with a new model where upgrades and crossgrades from the three previous software releases are priced at a percentage of a full license. Revenue from upgrades and crossgrades are reported on our Consolidated Statements of Operations in “License and other.”

Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. The loss of, or a significant reduction in, business with any one of our major distributors or large resellers could harm our business; see Item 1A, “Risk Factors,” for further discussion.

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

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products. Over 3,400 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

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

Aggregate backlog was $542.5 million at January 31, 2010, of which $516.5 million was deferred revenue and $26.0 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Aggregate backlog was $569.5 million at January 31, 2009, of which $552.1 million was deferred revenue and $17.4 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Deferred revenue decreased over the prior year primarily due to a decrease in new and renewal maintenance contracts during fiscal 2010.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. We strive to increase our competitive separation by investing in research and development, allowing us to bring new products to market and create exciting new versions of existing products that offer compelling efficiencies for our customers. We also compete through investments in marketing and sales.

Our PSEB, AEC, MFG and M&E segments compete with vendors that specialize primarily in one of the four industry segments in which we compete. Our competitors range from large, global, publicly traded companies to small, geographically focused firms. Our primary global competitors in these segments include Adobe Systems Incorporated, ANSYS, Inc., Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Google Inc., Intergraph Corporation, Nemetschek AG, Parametric Technology Corporation, and Siemens Product Lifecycle Software, Inc.

Our M&E segment also competes with a wide range of different companies from large, global, publicly-traded companies to small private entities. Large organizations that produce products that compete in some or all of our markets include Adobe Systems Incorporated, Apple Inc., Avid Technology, Inc., SONY Corporation and Thomson. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger corporations. As a result, some of our competitors also own subsidiaries that are our customers or our partners in developing or bringing to market some of our solutions.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. Furthermore, in certain markets, some of our competitors have greater financial, technical, sales and marketing and other resources. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

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

We retain ownership of software we develop. All software is licensed to users and primarily provided in object code pursuant to either shrink-wrap, embedded or on-line licenses, or signed license agreements. These agreements contain restrictions on duplication, disclosure and transfer.

We believe that because of the limitations of laws protecting our intellectual property and the rapid, ongoing technological changes in both the computer hardware and software industries, we must rely principally upon software engineering and marketing skills to maintain and enhance our competitive market position.

While we have recovered some revenue resulting from the unauthorized use of our software products, we are unable to measure the full extent to which piracy of our software products exists. We believe, however, that software piracy is and can be expected to be a persistent problem that negatively impacts our revenue and financial results.

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

PRODUCTION AND SUPPLIERS

Production of our PSEB, AEC, MFG and certain M&E software products involves duplication of the software media and, for certain products, the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products include DVDs which are available from multiple sources. We offer our maintenance customers an electronic software download option for selected product updates. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. For certain of our products, user manuals are made available by request only as we work toward reducing our cost of shipping and production as well as the use of natural resources. User manuals and packaging materials are produced to our specifications by outside sources. Production is either performed in leased facilities operated by us or by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2010, we employed approximately 6,800 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks that possible government instability or regulation unfavorable to foreign-owned businesses could negatively impact our business in the future.

BUSINESS COMBINATIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired a number of companies, including the following companies that have a significant impact on our business and are discussed in our Notes to Consolidated Financial Statements:

Date of closing	Company	Details

November 2009	PlanPlatform Ltd. (“PlanPlatform”)	The PlanPlatform acquisition accelerated our software as a service technology platform and provided a design team with knowledge of web-based design applications. PlanPlatform has been incorporated into, and the related goodwill was assigned to, the PSEB segment.

January 2009	ALGOR, Inc. (“ALGOR”)	The ALGOR acquisition enhanced our digital prototyping solutions with new simulation and analysis capabilities such as thermal and fluid flow analysis. ALGOR has been incorporated into, and the related goodwill was assigned to, the MFG segment.

November 2008	Softimage	The Softimage acquisition provided technology for the film, television and games markets. Softimage has been incorporated into, and the related goodwill was assigned to, the M&E segment.

June 2008	Moldflow Corporation (“Moldflow”)	Moldflow software solutions are used for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added simulation and optimization capabilities to our digital prototyping solution portfolio. Moldflow has been incorporated into, and the related goodwill was assigned to, the MFG segment.

January 2008	Hanna Strategies Holdings, Inc. (“Hanna Strategies”)	Hanna Strategies, a company that formerly performed software development services for us, has been incorporated into, and the related goodwill was assigned to, the MFG segment.

January 2008	Robobat, S.A. (“Robobat”)	The Robobat acquisition provided an analysis engine localized for the EMEA and APAC markets. Robobat has been incorporated into, and the related goodwill was assigned to, the AEC segment.

GLOSSARY OF TERMS

Horizontal design products—Autodesk’s AutoCAD and AutoCAD LT products, which serve as the platform upon which our vertical design products are based. Our horizontal design products are primarily developed by the PSEB segment. These products include our core design applications and can be used across a number of industries and disciplines. In the past we have referred to these products as 2D horizontal products. We have modified that reference to more accurately reflect these products’ functionality and general design nature.

Vertical design products—Autodesk’s vertical design software, including AutoCAD Architecture, AutoCAD Mechanical and AutoCAD Map 3D, are built upon Autodesk’s AutoCAD product and are enhanced with industry or discipline-specific functionality. In the past we have referred to these products as 2D vertical products. We have modified that reference to more accurately reflect these products’ functionality.

Model-based design products—Autodesk’s model-based design products, Autodesk Revit products, Autodesk Inventor products, AutoCAD Civil 3D, Moldflow and Autodesk Navisworks products. In the past we have referred to these products as 3D model-based design products. We have modified that reference to more accurately reflect these products’ functionality and conform it to the descriptions of our other product types, horizontal design products and vertical design products.

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

Upgrade and crossgrade—In an upgrade, a customer pays an incremental fee at currently available prices toward the purchase of a new version of the same product; the license to the previous version of the product is terminated. In a crossgrade, a customer pays an incremental fee at currently available prices toward the purchase of a different product; the license to the previous product is terminated.

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

If global economic conditions do not improve or further deteriorate, our financial results may be further harmed.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters and it is not yet clear whether a sustainable recovery is currently taking place. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. Over the past several quarters, many of our customers have reduced their work forces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us. These factors have negatively impacted our business and our financial results.

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

If global economic conditions further deteriorate, or our customers continue to struggle under these pressures, our customers may further delay, reduce or cancel their technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. If global economic conditions do not improve, or our customers’ businesses do not improve, our customers may further delay, reduce or cancel their technology purchases. This could result in stagnation of our sales and our revenue.

In addition, continued weakness in the end-user market could further negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would in turn increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers.

A significant portion of our revenue is generated through maintenance revenue; decreases in maintenance attach or renewal rates, or a decrease in the number of new licenses we sell negatively impacts our future revenue and operating results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attach and renewal rates may decline or fluctuate as a result of a number of factors. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, our maintenance revenue will decline, and our business will suffer. In addition, a portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers’ attach rates do not change, will have a negative impact on our future maintenance revenue. This in turn would impact our business and harm our financial results. Over the past several quarters, we have experienced a reduction in the number of licenses and maintenance contracts sold as a result of increased unemployment. This in turn, has negatively impacted our business and our financial results.

The growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, and maintenance billings declined year over year in the twelve months ended January 31, 2010. We recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year, but may also be two or three year terms. This year-over-year decrease in maintenance billings will cause downward pressure on future maintenance revenue, however future maintenance revenue will also be impacted by other factors such as the amount, timing and mix of contract terms of future billings.

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenue and operating results difficult to predict.

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our operating results to fluctuate include:

•	general market, economic and business conditions,

•	lower growth or contraction of our upgrade or maintenance programs,

•	fluctuations in foreign currency exchange rates,

•	the impact of sales in particular geographies, including emerging economies,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related vertical design products and model-based design products,

•	the timing of the introduction of new products by us or our competitors,

•	the financial and business condition of our reseller and distribution channels,

•	stock-based compensation expense,

•	higher unemployment,

•	weak or negative growth in the industries we serve including architecture, engineering and construction, manufacturing, geospatial mapping and digital media and entertainment markets,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	failure to follow sales policies,

•	restructuring or other accounting charges,

•	unexpected costs or other operating expenses,

•	pricing pressure or changes in product pricing or product mix,

•	platform changes,

•	timing of product releases and retirements,

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

•	failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions,

•	failure to successfully or fully integrate acquired businesses and technologies,

•	unexpected or negative outcomes of matters relating to litigation or regulatory inquiries,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	unanticipated changes in tax rates and tax laws,

•	distribution channel management,

•	changes in sales compensation practices,

•	the timing of large sales,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	failure to grow lifecycle management or collaboration products,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements, and

•	unanticipated impact of accounting rules, regulations or interpretations.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during our third quarter are usually affected by a slow summer period, and our Asia Pacific operations typically experience seasonal slowing in our third and fourth quarters.

Our operating expenses are based in part on our expectations for future revenue and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Greater than anticipated expenses or a failure to maintain rigorous cost controls would also negatively affect profitability. Further, gross margins may be adversely affected if our sales of Advanced Systems products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

Net revenue or earnings shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including:

•	shortfalls in our expected net revenue, earnings or key performance metrics;

•	changes in estimates or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our industry;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	general socio-economic, political or market conditions and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

The actions that we have taken in response to the global economic slowdown and our related business slowdown have been costly and may not be as effective as anticipated, and we may be forced to take additional actions to reduce our expenses and stimulate demand for our products.

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

If we do not maintain our relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our products, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For the fiscal year ended January 31, 2010, approximately 83% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales, as well as to provide customer support services, would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 14% of our consolidated net revenue for each of the fiscal years ended January 31, 2010, 2009 and 2008.

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

The recent global financial crisis affecting the banking system and financial markets and other financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Our business has been impacted by these events and may be further impacted from this global credit and banking crisis by:

•	the insolvency of key channel partners impairing our distribution channels;

•	counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves and third-party fulfillment of hedging transactions;

•	counterparty failures negatively affecting insured risks;

•	increased expense or inability to obtain short-term financing if banks providing our line of credit are unable to lend us money when it is needed for our operations, and

•	decreased borrowing and spending by our end users on small and large projects in the industries we serve, thereby reducing demand for our products.

Because we derive a substantial portion of our net revenue from AutoCAD-based software products, if these products are not successful, our net revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results. For example, during the fiscal year ended January 31, 2010, combined revenue from our AutoCAD and AutoCAD LT products decreased 34% as compared to the same period of the prior fiscal year, harming our operating results.

From time to time we are subject to litigation and regulatory inquiries, and we may be named in additional litigation or become involved in regulatory inquiries in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

From time to time, we are involved in litigation or regulatory inquiries. The number and significance of these disputes and inquiries have increased as our business has evolved. Any claims or regulatory actions initiated by or against us, whether successful or not, could be time consuming, result in costly litigation, damage awards, injunctive relief, increased costs of business, require us to change our business practices, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Further, our dependency on international revenue makes us much more exposed to global economic trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

In addition, we anticipate that our international operations will continue to account for a significant portion of our net revenue, and as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements and practices, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments and laws regarding the management of data, possible future limitations upon foreign owned businesses, increased financial accounting and reporting burdens and complexities, inadequate local infrastructure, greater difficulty in protecting intellectual property, and other factors beyond our control, including terrorism, war, natural disasters and diseases.

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

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our products by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

As more software patents are granted worldwide, the number of products and competitors in our industry segments grow and the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.

We make significant efforts to maintain the security and integrity of our product source code and computer systems. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and the like) that could attack our products and computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely mitigate this risk. Like all software products, our software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers’ work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively impacted.

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

While we have determined in our Management Report on Internal Control over Financial Reporting, included in this Annual Report on Form 10-K, that our internal control over financial reporting was effective as of January 31, 2010, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of goodwill, financial instruments, long-lived assets and other intangible assets, the realizability of deferred tax assets and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee related liabilities including commissions, bonuses, and sabbaticals; and in determining the accruals for uncertain tax positions, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in October 2009, the Financial Accounting Standards Board, (“FASB”), issued two new pieces of authoritative guidance on revenue recognition, changing previous guidance in this technical accounting area. These changes will be effective for us February 1, 2011. We are currently assessing the impact that the adoption of these new accounting pronouncements will have on our consolidated financial position, results of operations and cash flows.

In addition, the FASB is currently working on a joint project with the International Accounting Standards Board regarding revenue recognition. The objective of this project is to clarify the principles for recognizing revenue and create a joint revenue recognition standard for Generally Accepted Accounting Principles in the U.S. (“GAAP”) and International Financial Reporting Standards. Although a proposed standard has not yet been issued, it is expected that any proposed standard would result in changes to the way we recognize and report revenue under GAAP. We are currently unable to estimate the impact that these changes will have on our consolidated financial position, results of operations and cash flows.

Furthermore, during the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, we expect that in fiscal years 2012 and beyond our income subject to tax in California will be less than under prior tax law and accordingly our deferred tax assets are less likely to be realized.

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

It is our policy to invest our cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and to limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments (including our cash, cash equivalents and marketable securities) and our ability to sell them. In the U.S., for example, the yields on our portfolio securities are very low due to general economic conditions. Any one of these factors could reduce our interest income, or result in material charges, which in turn could impact our overall net income and earnings per share.

For example, if we were to experience a loss on any of these investments that loss may cause us to record an other-than-temporary impairment charge. The effect of this charge could impact our overall net income and earnings per share. In any of these scenarios, our liquidity may be negatively impacted, which in turn may prohibit us from making investments in our business, taking advantage of opportunities and potentially meeting our financial obligations as they come due.

Our strategy to develop and introduce new product and service offerings, including new product features, exposes us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We devote significant resources to the development of new technologies, such as our vertical design products and our digital prototyping and collaboration products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources. We are making such investments through further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our related vertical design products and our model-based design products such as our Autodesk Inventor products, our Autodesk Revit products, our AutoCAD Civil 3D products and our Autodesk Navisworks products. Should sales of our AutoCAD and AutoCAD LT products decrease without a corresponding increase in vertical design and model-based design product revenue or without purchases of customer seats to our vertical design products and model-based design products, our results of operations will be adversely affected.

Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Further, given the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, as well as the extensive and complex efforts required to create useful and widely accepted products, our executive management team must act quickly, continuously and with vision. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve, fail to internalize and execute on that strategy, we may fail to meet our customers’ expectations, fail to compete with our competitors’ products and technology and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

Our business could suffer as a result of risks, costs and charges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity investments. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management’s time and attention.

In addition, such acquisitions and investments may involve significant transaction or integration-related costs. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in our quarterly results of operations. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. For example, during our first quarter of fiscal 2010, we recorded an impairment charge of $21.0 million related to goodwill associated with an acquisition in our M&E segment. In addition, we recorded an impairment charge of $128.9 million during our fourth quarter of fiscal 2009, also primarily related to goodwill associated with acquisitions in our M&E segment. We also may need to make further investments to support these acquired companies and may have difficulty identifying and acquiring appropriate resources. These costs or charges could negatively impact our results of operations for a given period, cause quarter to quarter variability in our operating results or negatively impact our operating results for several future periods.

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

We rely on third party technologies and if we are unable to use or integrate these technologies, our product and service development may be delayed and our operating results negatively impacted.

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

Our business strategy has historically depended in part on our relationships with third-party developers who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. In particular markets, such disruption have in the past, and would likely in the future, negatively impact these third-party developers and end users, which could harm our business.

Additionally, technology created by outsourced product development, whether outsourced to third parties or developed externally and transferred to us through business or technology acquisitions, have certain additional risks such as effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property.

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

We rely on third-parties to provide us with a number of operational services, including hosting and delivery, certain of our customer services operations as well as some of our operations; any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation and adversely impact our financial performance.

We rely on hosted computer services from third parties for services that we provide our customers and computer operations for our internal use. As we gather customer data and host certain customer data in third-party facilities, a security breach could compromise the integrity or availability of customer data. In addition, our operations could be negatively affected in the event of a security breach, and we could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to this data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct.

We rely on a number of third party suppliers in the operation of our business for the provision of various services and materials that we use in the operation of our business and production of our products. Although we seek to diversify our third party suppliers, we may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease 2,034,000 square feet of office space in 113 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 25,000 square feet of office space in two locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 364,000 square feet under leases that have expiration dates ranging from December 2010 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition. Our facilities, excluding those in restructuring, are operating at capacities averaging 79% occupancy worldwide as of January 31, 2010. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time arising from the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2010
First Quarter	$19.94	$11.78
Second Quarter	$22.66	$17.01
Third Quarter	$27.08	$21.76
Fourth Quarter	$27.69	$23.44

Fiscal 2009
First Quarter	$41.96	$29.90
Second Quarter	$41.49	$31.89
Third Quarter	$38.37	$20.68
Fourth Quarter	$22.88	$14.37

Dividends

We did not declare any cash or stock dividends in either fiscal 2010 or fiscal 2009. We anticipate that, for the foreseeable future, we will retain any earnings for use in the operation of our business.

Stockholders

As of January 31, 2010, the number of common stockholders of record was 627. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is largely to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders over time. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of our cash balances, general business and market conditions, the market price of our stock, cash on hand and available in the U.S., company defined trading windows and other investment opportunities. In December 2007, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares. This plan does not have a fixed expiration date. During the three and twelve months ended January 31, 2010, we repurchased 1.0 million and 2.7 million shares of our common stock, respectively. At January 31, 2010, 13.5 million shares remained available for repurchase under the existing repurchase authorization. See Note 9, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock under the stock repurchase plan in open-market transactions during the quarter ended January 31, 2010:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1 – November 30	805	$23.72	805	13,657
December 1 – December 31	197	23.88	197	13,460
January 1 – January 31	—	—	—	13,460

Total	1,002	$23.75	1,002	13,460

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)	These amounts correspond to a plan approved by the Board of Directors in December 2007 that authorized the repurchase of 20.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended January 31, 2010.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Software Index.

Comparison of Five Year Cumulative Total Stockholder Return(1)

(1)	Assumes $100 invested on January 31, 2005, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the years ended January 31, 2010, 2009 and 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended January 31, 2007 and 2006 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)
For the Fiscal Year
Net revenue	$1,713.7	$2,315.2	$2,171.9	$1,839.8	$1,537.2
Income from operations(1)	65.6	244.5	445.6	349.7	378.5
Net income(1)	58.0	183.6	356.2	289.7	333.6
At Year End
Total assets	$2,447.2	$2,420.7	$2,212.2	$1,797.5	$1,355.8
Long-term liabilities	269.7	309.9	251.4	108.3	65.0
Stockholders’ equity	1,473.5	1,310.7	1,203.5	1,115.0	803.0
Common Stock Data
Basic net income per share	$0.25	$0.81	$1.55	$1.26	$1.46
Diluted net income per share	0.25	0.80	1.47	1.19	1.35
Dividends paid per share	—	—	—	—	0.015

(1)	Net income for fiscal 2010, 2009, 2008, 2007 and 2006 includes stock-based compensation expense of $93.6 million, $89.5 million, $99.3 million, $94.3 million and $5.3 million, respectively. Results for fiscal 2010, 2009, 2008, 2007 and 2006 include amortization of acquisition-related intangibles of $58.4 million, $46.6 million, $20.2 million, $14.4 million, and $0.7 million, respectively and results for fiscal 2009, 2008 and 2006 include in-process research and development from acquisitions of $26.9 million, $5.5 million and $7.9 million, respectively. Results for fiscal 2008 include $13.7 million for employee tax expenses related to our voluntary review of historical stock option grant practices. Results for fiscal 2007 include litigation expenses related to a patent infringement lawsuit of $5.0 million. Fiscal 2010 and 2009 results include restructuring charges of $48.2 million and $40.2 million, respectively. Results for fiscal 2010, 2009 and 2008 include asset impairment charges of $21.0 million, $128.9 million and $4.0 million, respectively. Autodesk also recognized a discrete non-cash tax charge of $21.0 million during the first quarter of fiscal 2010 related to a change in expected future tax rates and establishment of a valuation allowance against California deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results, the impact of our restructuring activities, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates on our financial results, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results, and our ability to successfully expand adoption of our horizontal design products, our vertical design products and model-based design products. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Our goal is to be the world’s leading design, engineering, and entertainment software and services company for the architecture, engineering and construction, manufacturing, and digital media and entertainment markets. Worldwide business trends such as globalization, sustainability, investment in infrastructure, and the increasing desire to keep data digital, are creating pressure on our customers to improve innovation while enhancing productivity. We enable customer innovation by delivering the broadest portfolio of products and services for the digital design, visualization, and simulation of real-world project performance. Our products help our customers increase efficiency and productivity while solving business challenges. Our customers are seeking differentiation through design, and we believe our products provide them with a competitive advantage to succeed in this environment.

To achieve our goal, we believe that we can capitalize on our competitive advantages, including our ability to make technology available to mainstream markets. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use and to provide customers low cost of deployment, low total cost of ownership and rapid return on their investment. In addition, our software architecture allows for extensibility and integration with other products. We believe that our technological leadership, brand recognition, breadth of product line and large installed base positions us well for longer-term growth.

We believe that our large global network of distributors and resellers, third-party developers, customers and students is also a competitive advantage. These relationships provide us with a broad reach into volume markets. Our distributor and reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost-efficient training services. We believe that our network of channel partners positions us well for longer-term growth. In addition, we have a significant number of registered third-party developers that create products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available from both educational institutions and the existing workforce providing us with a student community of next-generation professional users and reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-purchasing options.

We believe our competitive advantages will help us manage through the current challenging economic environment, and position us well as economies begin to recover.

Our strategy to grow over the long term derives from these core strengths. Our growth strategy includes continually increasing the business value of our design tools in a number of ways, and improving the performance and functionality of our existing products with each new release. Our most recent release began in March 2010. Beyond our non-industry or discipline specific horizontal design products, AutoCAD and AutoCAD LT, we develop products addressing industry or discipline-specific needs through our vertical design and model-based design product offerings. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. We also strive to create innovative ways of delivering better user experiences to our customers. We believe this ultimately increases our customers’ satisfaction, the usefulness of our products to our customers and drives customer loyalty.

We believe that expanding our horizontal design product customers’ portfolios to include our vertical design products and model-based design products presents a meaningful growth opportunity and is an important part of our overall strategy. For fiscal 2010, revenue from model-based design products decreased 19%, as compared to the prior fiscal year, but as a percentage of total revenue increased to 29% in fiscal 2010 compared to 27% in fiscal 2009. We believe that the adoption of vertical design products and model-based design products by our customers in all industries will increase their productivity, as well as result in richer design data. This migration also poses various risks to us. In particular, if we do not successfully expand our horizontal design customer base to our vertical design products and model-based design products as expected, then we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is another key element of our growth strategy. We believe that emerging economies continue to present long-term growth opportunities for us, although revenue from emerging economies declined 37% during fiscal 2010 as compared to fiscal 2009. Revenue from emerging economies represented 15% of fiscal 2010 net revenue as compared to 18% of fiscal 2009 net revenue. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, intellectual property protection and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making our decisions of whether to make acquisitions. The size and frequency of transactions to acquire products, technology and businesses decreased significantly during fiscal 2010 as compared to earlier periods. We currently anticipate that we will selectively acquire products, technology and businesses as compelling opportunities that promote our strategy become available, but the pace at which we make such investments will vary depending upon our business needs, the availability of suitable sellers and technology, and our own financial condition.

Global economic conditions deteriorated significantly in fiscal 2010 as compared to the conditions that existed during most of fiscal 2009. Economic contraction in most countries and markets, and global financial market instability, including tighter credit, has impacted our business. We have seen demand for our products and services decline in each of our major geographies and all the industries we serve during fiscal 2010 as compared to fiscal 2009. This has negatively impacted our financial results. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. We have taken actions in response to these global economic changes that we believe will improve our financial condition in fiscal 2011 and beyond. We believe that by continuing to execute our strategy we can achieve our goal of being the world’s leading design and engineering software and services company for the architecture, engineering, and construction, manufacturing, geospatial mapping, and digital media and entertainment markets.

Our strategy depends upon a number of assumptions, including that we will be able to continue making our technology available to mainstream markets; leverage our large global network of distributors and resellers, third-party developers, customers, and students; improve the performance and functionality of our products; and that we can adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part I, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. We believe that of all our significant accounting policies, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

For multiple element arrangements that include software products, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If we do not have VSOE of an undelivered software license, we defer revenue recognition on the entire sales arrangement until all elements for which we do not have VSOE are delivered. If we do not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual period in the arrangement. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

Our assessment of likelihood of collection is also a critical factor in determining the timing of revenue recognition. If we do not believe that collection is probable, the revenue will be deferred until the earlier of when collection is deemed probable or payment is received.

Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure where Autodesk sells directly to resellers. Our product license revenue from distributors and resellers are generally recognized at the time title to our product passes to the distributor, in a two-tiered structure, or reseller, in a one-tiered structure, provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns, among other criteria. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from their customers. Our policy also presumes that we have no significant performance obligations in connection with the sale of our product licenses by our distributors and resellers to their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Product Returns Reserves.    We permit our distributors and resellers to return products up to a percentage of prior quarter purchases. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions, channel sell-in for applicable markets and other factors.

Our product returns reserves were $11.8 million at January 31, 2010 and $12.5 million at January 31, 2009. Product returns as a percentage of applicable revenue were 5.2% in fiscal 2010, 3.6% in fiscal 2009 and 3.5% in fiscal 2008. During fiscal year 2010 and 2009, we recorded additions to our product returns reserves of $42.9 million and $53.1 million, respectively, which reduced our revenue.

Marketable Securities.    At January 31, 2010 we had $287.5 million of short and long-term marketable securities. We review our investments in marketable securities quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the sponsor, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to our Consolidated Statements of Operations. This impairment results in a new cost basis in the investment recorded in our Consolidated Balance Sheets. If market, industry, and/or sponsor conditions deteriorate, we may incur future impairments.

Determining the fair value of marketable securities that are not actively traded requires significant judgment. At January 31, 2010 we had an investment in The Reserve International Liquidity Fund (the “International Fund”), a money market fund with an estimated fair value of $10.0 million. During the third quarter of fiscal 2009, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the International Fund revaluing its holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the International Fund. A third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. Our investment in the International Fund is not currently liquid, and in the event we need to access these funds, we will not be able to do so. However, based on currently available information, we expect to recover substantially all of our current holdings, net of reserves, from the International Fund within the next 12 months. Accordingly, the investment in the International Fund is classified in current “Marketable Securities” in the Consolidated Balance Sheets.

In addition, at January 31, 2010, we owned two auction rate securities with an estimated fair value of $7.6 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While we expect to recover substantially all of our current holdings, net of reserves, in the auction rate securities, we cannot predict when this will occur or the amount we will receive. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” in the Consolidated Balance Sheets.

Goodwill.    We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

We recorded an impairment charge of $21.0 million during the first quarter of fiscal 2010 representing the entire goodwill balance of our M&E segment as of April 30, 2009. This goodwill balance related to our M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009, due to revisions to our revenue and cash flow projections in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and our M&E segment was the only segment which had a fair value of its future discounted cash flows that fell below the carrying value of its net assets.

We recorded an impairment charge of $128.2 million affecting the fourth quarter of fiscal 2009 representing the entire goodwill balance associated with our Media and Entertainment (“M&E”) segment as of October 31, 2008. During the fourth quarter of fiscal 2009, revenue and cash flow projections for all segments were substantially impacted by the sharp downturn in the global economy and in our business. Our M&E segment was the only segment which had a current fair value of its future discounted cash flows that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded to goodwill.

As of January 31, 2010, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. See further discussion of this impairment charge in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

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

In assessing the recoverability of these long-lived assets, we first determine their fair values, which are based on assumptions regarding the estimated future cash flows that could reasonably be generated by these assets. If impairment indicators were present based on our undiscounted cash flow models, which include assumptions regarding projected cash flows, we would discount the cash flows to assess impairments on long-lived assets. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of any impairment charge. Impairment charges, if any, result in situations where any fair values of these assets are less than their carrying values.

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

Income Taxes.    We currently have $146.1 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and acquired intangibles and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made.

Stock-Based Compensation.    We measure stock-based compensation cost at the grant date fair value of the award, and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock-based payment awards using the Black-Scholes-Merton option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The variables used in the model are reviewed on a quarterly basis and adjusted, as needed. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statements of Operations.

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

Recently Issued Accounting Standards

See Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporation herein by reference.

Overview of Fiscal 2010 Results of Operations

	Fiscal Year Ended January 31, 2010	As a % of Net Revenue	Fiscal Year Ended January 31, 2009	As a % of Net Revenue
	(in millions)
Net Revenue	$1,713.7	100%	$2,315.2	100%
Cost of revenue	191.8	11%	219.1	9%

Gross Profit	1,521.9	89%	2,096.1	91%
Operating expenses	1,456.3	85%	1,851.6	80%

Income from Operations	$65.6	4%	$244.5	11%

Our results for fiscal 2010 continue to reflect the recent global economic downturn, which has impacted our business on almost every front. While global macroeconomic indicators remain mixed, there were some slight signs of stabilization during the second half of fiscal 2010. Job losses and the availability of credit in the major industries we serve are important indicators for our business. There have been significant job losses around the world over the past two years, and unemployment remains high in several important geographies, including the U.S. Additionally, there are a number of mixed data points as to whether credit has become more readily available, and how this continues to impact our customers and partners. Our level of confidence in fiscal 2011 revenue forecasts is limited, and consequently we are not able to provide full year fiscal 2011 revenue guidance.

We believe that the recent economic contraction, as well as the financial pressure on our customers, have decreased demand for our products as customers have reduced their work forces; this has resulted in fewer seats of our design software sold and fewer maintenance contracts being renewed. Consequently, we experienced revenue contraction in most products, all geographies and all reportable segments during fiscal 2010 as compared to fiscal 2009. However, our business appears to show some signs of stabilizing as evidenced by modest increases in revenue from commercial new seat licenses, revenue from every geographic region, revenue from each of our product types and revenue from most of our operating segments in the fourth quarter of fiscal 2010 as compared to the third quarter of fiscal 2010. In addition, we continued to make progress in reducing our operating costs, which led to an increase in operating margin in the fourth quarter of fiscal 2010 compared to each of the other quarters in fiscal 2010. Despite the small growth in these areas, it is not clear to us whether these increases represent sustainable trends.

During fiscal 2010, as compared to fiscal 2009, net revenue decreased 26%, gross profit decreased 27%, operating expenses decreased 21% and income from operations decreased 73%. The 73% decrease in income from operations in fiscal 2010, as compared to fiscal 2009, was primarily due to the reduction in our net revenue without an equivalent reduction of our costs. The majority of our costs are relatively fixed in the short term as they relate primarily to our workforce. Marketing and sales, research and development and general and administrative expenses declined in total by 18% in fiscal 2010 compared to the prior fiscal year due to our cost containment efforts. Additionally, we recorded goodwill and intangible asset impairment charges of $21.0 million in fiscal 2010 compared to $128.9 million in the prior fiscal year. The unfavorable impacts of our revenue decline during fiscal 2010 were partially offset by lower operating costs resulting from our fiscal 2009 and fiscal 2010 restructuring plans and other cost containment efforts. Our spending decisions are based in part on our expectations for future revenue and are not directly variable with fluctuations in revenue. Accordingly, our inability to immediately adjust our operating costs for any revenue shortfall below expectations could have an immediate and significant adverse impact on our profitability.

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

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom, France, Canada, Italy, South Korea, Australia and China. The stronger value of the U.S. dollar relative to most of the other currencies, except for the Japanese yen, against which the dollar weakened, had a negative effect on operating income during fiscal 2010 as compared to fiscal 2009. Had exchange rates from fiscal 2009 been in effect during fiscal 2010 (“on a constant currency basis”), net revenue would have decreased 23% compared to a 26% decrease as recorded, operating expenses would have decreased 20% compared to 21% as recorded, and income from operations would have decreased 59% compared to a 73% decrease as recorded during fiscal 2010 as compared to fiscal 2009. Changes in the value of the U.S. dollar may have a significant effect on net revenue, operating expenses and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but cannot completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

Net revenue for the fiscal year ended January 31, 2010 decreased 26% as compared to the same period in the prior fiscal year due to a 39% decrease in license and other revenue, which was partially offset by a 3% increase in maintenance revenue. We experienced decreases in net revenue in EMEA, APAC and the Americas during fiscal 2010 as compared to fiscal 2009.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 14% of our consolidated net revenue during both fiscal year 2010 and 2009.

Our total spend, defined as cost of revenue plus operating expenses, decreased by $422.6 million, or 20%, in fiscal 2010 compared to fiscal 2009, exceeding our reduction of total spend goals. While the magnitude of the savings is significant, we also continued to invest throughout the year in areas important to the future success of Autodesk. Our total spend of $1,648.1 million for fiscal 2010 included $93.6 million of stock-based compensation expenses, $48.2 million for restructuring charges, $32.9 million attributable to amortization of developed technology for acquisitions subsequent to December 2005, $25.5 million attributable to amortization of customer relationships and trademarks for acquisitions subsequent to December 2005, and $21.0 for our goodwill impairment.

Our total operating margin decreased from 11% of revenue during fiscal 2009 to 4% of revenue during fiscal 2010. The decrease during fiscal 2010 was primarily due to the decrease in our net revenue without an equivalent decrease in costs, as well as an increase in costs associated with charges for stock-based compensation and restructuring charges. Our operating margin was reduced 2 percentage points for stock-based compensation expenses, 1 percentage point for amortization of developed technology, and 1 percentage point for restructuring charges. Offsetting these decreases to the operating margin were a 4 percentage point increase in operating margin attributable to lower impairment of goodwill and intangibles, and a 1 percentage point increase due to lower charges from acquisition-related in-process research and development expenses in fiscal 2010, as compared to fiscal 2009. Marketing and sales, research and development, and general and administrative expenses decreased during the fiscal 2010 as compared to fiscal 2009 as a result of our cost saving initiatives. The reduction in costs did not occur as rapidly as the decline in net revenue during fiscal 2010, and our operating margins suffered as a result.

We expect our operating margin percentage to increase during fiscal 2011, as compared to fiscal 2010 due to lower restructuring charges, goodwill impairment and stock-based compensation expenses. Excluding these items, our operating margin percentage is expected to increase 2 to 3 percentage points in fiscal 2011 compared to fiscal 2010. As compared to fiscal 2010, we expect fiscal 2011 operating expenses will decrease; however, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our actual financial results. In addition, in taking actions to manage our cost structure, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

Our primary goals for fiscal 2011 are to continue delivering our market-leading products and solutions to our customers, stimulate revenue growth, manage operating margins and invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins, operating cash flow and our worldwide operations.

At January 31, 2010, we had $1,126.2 million in cash and marketable securities. We completed fiscal 2010 with lower deferred revenue balance and a lower accounts receivable balance as compared to fiscal 2009. Our deferred revenue balance at January 31, 2010 included $464.4 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year. We repurchased 2.7 million shares of our common stock for $63.2 million during fiscal 2010. Comparatively, we repurchased 8.0 million shares of our common stock for $256.6 million during fiscal 2009.

Results of Operations

Net Revenue

	Fiscal Year Ended January 31, 2010	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2009	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2008
		$	%		$	%
	(in millions)
Net Revenue:
License and other	$980.7	$(622.7)	-39%	$1,603.4	$(15.2)	-1%	$1,618.6
Maintenance	733.0	21.2	3%	711.8	158.5	29%	553.3

	$1,713.7	$(601.5)	-26%	$2,315.2	$143.3	7%	$2,171.9

Net Revenue by Geographic Area:
Americas	$654.4	$(127.9)	-16%	$782.3	$(21.2)	-3%	$803.5
Europe, Middle East and Africa	671.1	(332.3)	-33%	1,003.4	127.9	15%	875.5
Asia Pacific	388.2	(141.3)	-27%	529.5	36.6	7%	492.9

	$1,713.7	$(601.5)	-26%	$2,315.2	$143.3	7%	$2,171.9

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$624.0	$(276.8)	-31%	$900.8	$9.8	1%	$891.0
Architecture, Engineering and Construction	513.3	(128.1)	-20%	641.4	55.3	9%	586.1
Manufacturing	386.9	(101.5)	-21%	488.4	70.5	17%	417.9
Media and Entertainment	189.1	(73.0)	-28%	262.1	3.4	1%	258.7
Other	0.4	(22.1)	-98%	22.5	4.3	24%	18.2

	$1,713.7	$(601.5)	-26%	$2,315.2	$143.3	7%	$2,171.9

Fiscal 2010 Net Revenue Compared to Fiscal 2009 Net Revenue

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses, upgrades and crossgrades. Other revenue consists of revenue from Advanced Systems, consulting and training services, Autodesk Collaborative Solution hosting, and our former Location Services division. We divested the Location Services division in February 2009.

Total license and other revenue decreased 39% during fiscal 2010 as compared to fiscal 2009. License and other revenue from horizontal design and vertical design products decreased 33% and license and other revenue from model-based design products decreased 19%, each as compared to the prior fiscal year. These decreases were primarily due to the 44% decrease in commercial new seat revenue during fiscal 2010 as compared to fiscal 2009. During fiscal 2010, 29 percentage points of the 44% decrease was due to decreases in the number of seats sold, and 15 percentage points was due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 57% and 69% for fiscal 2010 and 2009, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 61% and 67% for fiscal 2010 and 2009, respectively.

Also contributing to the decrease in license and other revenue during fiscal 2010, as compared to fiscal 2009, was the 32% decrease in upgrade revenue, which includes crossgrade revenue. The decrease in upgrade revenue was driven primarily by the recent global economic contraction. Additionally, upgrade revenue was lower during fiscal 2010 because of the relatively smaller size of the upgradeable base of our AutoCAD-based products, as compared to the upgradeable base of our AutoCAD-based products during fiscal 2009, due to a higher percentage of customers on our maintenance program, which includes unspecified upgrades when and if available. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 4% of net revenue for all periods presented.

Maintenance Revenue

Our maintenance revenue relates to a program known by our user community as the Subscription Program. Our maintenance program provides our commercial and educational customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods.

Maintenance revenue increased 3% during fiscal 2010, as compared to fiscal 2009, primarily due to a 3% increase in commercial maintenance revenue. The increase in commercial maintenance revenue is due to 8 percentage points from higher net revenue per maintenance seat, partially offset by 5 percentage points from lower program enrollment due to the economic downturn. Commercial maintenance revenue represented 98% of maintenance revenue for both fiscal 2010 and 2009. Changes in maintenance revenue lag changes in maintenance billings because we recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year. Our 3% increase in maintenance revenue in fiscal 2010, as compared to fiscal 2009, reflects an 18% increase in maintenance billings in fiscal 2009 as compared to fiscal 2008, partially offset by a 7% decline in maintenance billings in fiscal 2010 as compared to fiscal 2009. As a percentage of total net revenue, maintenance revenue was 43% and 31% for fiscal 2010 and 2009, respectively. Total program enrollment at January 31, 2010 consisted of about 2.2 million users. The number of users increased from 1.7 million at January 31, 2009 to 2.2 million at January 31, 2010 primarily due to a one-time adjustment of 0.6 million educational seats for users who were migrated to a standard educational maintenance plan during the second fiscal quarter ended July 31, 2009. These users were not previously captured in our maintenance installed base prior to the second quarter of fiscal 2010. We do not believe these additional seats will have a material impact on our future maintenance revenue.

Maintenance billings declined 7% in fiscal 2010, as compared to fiscal 2009. This decrease was due to fewer new seats sold and a decrease in renewal rates as customers have reduced their work force. The year over year growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, although maintenance billings increased slightly in the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009. We recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year, but may also be two or three year terms. This year-over-year decrease in maintenance billings will cause downward pressure on future maintenance revenue, however future maintenance revenue will also be impacted by other factors such as the amount, timing and mix of contract terms of future maintenance billings.

Aggregate backlog at January 31, 2010 and January 31, 2009 was $542.5 million and $569.5 million, respectively, of which $516.5 million and $552.1 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter increased by $8.6 million during fiscal 2010 from $17.4 million at January 31, 2009 to $26.0 million at January 31, 2010. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas geography decreased by 16% both as reported and on a constant currency basis, during fiscal 2010, as compared to fiscal 2009. This decrease was primarily due to a 27% decrease in revenue from new seats, partially offset by a 5% increase in upgrade revenue in the Americas during fiscal 2010 as compared to fiscal 2009. Maintenance revenue growth was flat in fiscal 2010 as compared to fiscal 2009. Growth in the Americas continues to be affected by a economic volatility that impacted growth rates for all of our products during fiscal 2010.

Net revenue in the EMEA geography decreased by 33%, or 26% on a constant currency basis, during fiscal 2010 as compared to fiscal 2009. The decrease was primarily due to a 50% decrease in new seat revenue and a 49% decrease in revenue from upgrades. These decreases were partially offset by a 2% increase in maintenance revenue in EMEA during fiscal 2010 as compared to fiscal 2009. The EMEA geography’s decline in revenue during fiscal 2010 was primarily due to economic contraction in virtually all countries in that geography. The decrease in our revenue in that geography was led by emerging economy countries followed by Germany, France, Italy and the United Kingdom. The negative effect of the stronger value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the decrease in net revenue in EMEA.

Net revenue in the APAC geography decreased by 27%, or 28% on a constant currency basis, during fiscal 2010, as compared to fiscal 2009, primarily due to a 38% decrease in new seat revenue and a 42% decrease in upgrade revenue. These decreases were partially offset by a 13% increase in maintenance revenue. Net revenue contraction in the APAC geography during fiscal 2010 occurred in virtually all countries, led by Japan and followed by China, South Korea, India and Australia.

Revenue from emerging economies decreased 37% during fiscal 2010 as compared to fiscal 2009. Revenue from emerging economies represented 15% and 18% of net revenue during fiscal 2010 and 2009, respectively. This decrease contributed to our international sales contraction during fiscal 2010.

We believe that international net revenue will continue to comprise a majority of our total net revenue. The recent economic contractions in the countries that contribute a significant portion of our net revenue had, and may continue to have, an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. International net revenue represented 69% of our net revenue in fiscal 2010 and 72% of our net revenue in fiscal 2009.

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

Net revenue for PSEB decreased 31% during fiscal 2010, as compared to fiscal 2009, primarily due to a 38% decrease in revenue from our AutoCAD LT products and a 31% decrease in revenue from our AutoCAD products, offset by a net 12% increase in revenue from all other PSEB products and services.

Net revenue for AEC decreased 20% during fiscal 2010, as compared to fiscal 2009, primarily due to a 24% decrease in revenue from our Revit products, a 32% decrease in revenue from our AutoCAD Architecture products, a 15% decrease in revenue from our AutoCAD Civil 3D products and a net 13% decrease in revenue from all other AEC products and services.

Net revenue for MFG decreased 21% during fiscal 2010, as compared to fiscal 2009, primarily due to a 25% decrease in revenue from our Autodesk Inventor products and a 34% decrease in revenue from our Autodesk Mechanical products, offset by a net 2% increase in revenue from all other MFG products and services.

Net revenue for M&E decreased 28% during fiscal 2010, as compared to fiscal 2009, primarily due to a 42% decrease in revenue from Advanced Systems and an 18% decrease in revenue from our Animation product group. The decrease in Animation revenue was primarily due to a 33% decrease in revenue from Autodesk 3ds Max and a 17% decrease in revenue from Maya, offset by a net 32% increase in revenue from all other M&E products and services.

Fiscal 2009 Net Revenue Compared to Fiscal 2008 Net Revenue

During fiscal 2009, as compared to fiscal 2008, net revenue increased 7%. During the third and fourth quarters of fiscal 2009 we experienced a dramatic change in the economic conditions of our markets globally. The first two quarters of fiscal 2009 were characterized by net revenue growth of 18% over the same period in the prior fiscal year. Due to the deteriorating global economic conditions during our third and fourth fiscal quarters of fiscal 2009, our results for the second half of fiscal 2009 were a stark contrast to the first half of the fiscal year. Revenue for the second half of fiscal 2009 declined by 4% compared to the same period in the prior fiscal year; revenue decreased sequentially 2% and 19% during our third and fourth quarters of fiscal 2009, respectively.

License and Other Revenue

Total license and other revenue decreased 1% during fiscal 2009, as compared to fiscal 2008. Commercial new seat revenue from our model-based, horizontal and vertical design products for fiscal 2009 was flat compared to fiscal 2008. During fiscal 2009, we experienced a decrease of approximately 13 percentage points due to lower number of seat licenses sold, offset by an increase of approximately 13 percentage points due to higher average net revenue per seat. During fiscal 2009, there was less correlation between revenue growth and seat license growth due to changes in our mix of geographies and products, proportion of maintenance in the user base, currency exchange rates, and average selling prices, and we expect this trend to continue. As a percentage of total net revenue, license and other revenue was 69% for fiscal 2009 and 75% for fiscal 2008.

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

Maintenance Revenue

Maintenance revenue increased 29% for fiscal 2009 as compared to fiscal 2008. Approximately 20 percentage points of the 29% increase was due to increases in program enrollment and approximately 9 percentage points of the increase was due to higher net revenue per maintenance seat for fiscal 2009 as compared to the same period of the prior fiscal year. As a percentage of total net revenue, maintenance revenue was 31% for fiscal 2009 and 25% for fiscal 2008. At January 31, 2009 our maintenance program enrollment consisted of about 1.7 million users.

Net Revenue by Geographic Area

Net revenue in the Americas geography decreased by 3% both as reported and on a constant currency basis during fiscal 2009 as compared to fiscal 2008, as a result of a 15% decrease in revenue from new seats in the Americas geography and a 19% decrease in revenue from upgrades, offset in part by a 16% increase in maintenance revenue. Growth in the Americas geography was affected by a slowing economy that impacted growth rates for all of our products in fiscal 2009.

Net revenue in EMEA geography increased by 15%, or 9% on a constant currency basis, during fiscal 2009, as compared to fiscal 2008, primarily due to a 39% increase in maintenance revenue and a 6% increase in new seat revenue, slightly offset by a 1% decrease in revenue from upgrades. The EMEA geography’s growth during fiscal 2009 was primarily due to growth in the EMEA emerging economies, as well as in Germany, France, Switzerland, Italy, Belgium and Sweden. The positive effect of the weaker value of the U.S. dollar relative to the euro, the British pound and other European currencies also contributed to the increase in net revenue in the EMEA geography.

Net revenue in the APAC geography increased by 7%, or 2% on a constant currency basis, during fiscal 2009, as compared to fiscal 2008, primarily due to a 36% increase in maintenance revenue and a 3% increase in new seat revenue, partially offset by a 4% decrease in revenue from upgrades. Net revenue growth in the APAC geography during fiscal 2009 occurred primarily due to growth in Japan and Australia; net revenue from the APAC geography emerging economies in fiscal 2009 was flat compared to the prior fiscal year.

International net revenue represented 72% of our net revenue in fiscal 2009 and 69% of our net revenue in fiscal 2008. We started to experience some economic difficulty in international sales in the third quarter of fiscal 2009. Global conditions worsened, and the economic downturn significantly impacted our international sales during the fourth quarter of fiscal 2009, particularly the robust business we had been seeing in emerging economies. Net revenue in emerging economies grew by 14% from fiscal 2008 to fiscal 2009, primarily due to revenue from the Russian Federation, other EMEA emerging economies and India. This growth was a significant factor in our international sales growth during fiscal 2009. In contrast, fourth quarter fiscal 2009 net revenue in the EMEA and APAC geographies decreased 16% and 25%, respectively, compared to the fourth quarter of fiscal 2008, and net revenue from emerging economies declined 31% for the fourth quarter of fiscal 2009 as compared to the same period of the prior fiscal year.

Net Revenue by Operating Segment

Net revenue for PSEB increased 1% during fiscal 2009, as compared to fiscal 2008, primarily due to a 3% increase in revenue from AutoCAD LT, partially offset by a 1% decrease in revenue from AutoCAD.

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

Net revenue for MFG increased 17% during fiscal 2009, as compared to fiscal 2008, primarily due to an 8% increase in revenue from Autodesk Inventor products and a 12% increase in revenue from AutoCAD Mechanical. Contributing 7 percentage points of the 17% increase in MFG’s net revenue for fiscal 2009 was revenue from the Autodesk Moldflow products of $30.8 million.

Net revenue for M&E increased 1% during fiscal 2009, as compared to fiscal 2008, primarily due to a 9% increase in net revenue from our Animation product group. The increase in Animation revenue was primarily due to a 25% increase in revenue from Autodesk 3ds Max. Net revenue from Advanced Systems decreased 8% during fiscal 2009, as compared to fiscal 2008.

Cost of Revenue

	Fiscal Year Ended January 31, 2010	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2009	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2008
		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$179.9	$(30.3)	-14%	$210.2	$11.1	6%	$199.1
Maintenance	11.9	3.0	34%	8.9	0.3	3%	8.6

	$191.8	$(27.3)	-12%	$219.1	$11.4	5%	$207.7

As a percentage of net revenue	11%			9%			10%

Cost of license and other revenue includes labor costs of fulfilling service contracts and order fulfillment, including stock-based compensation expense for those employees, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Advanced Systems in our M&E segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

Cost of license and other revenue decreased 14% during fiscal 2010, as compared to fiscal 2009 primarily due to the 39% decrease in license and other revenue. Cost of license and other revenue did not decline as rapidly as the associated net revenue in fiscal 2010 as compared to fiscal 2009 because of increased amortization of purchased technology related to fiscal years 2010 and 2009 acquisitions, costs associated with redundant services as we migrated a portion of our IT systems onto a new platform, and higher costs associated with the implementation of our electronic fulfillment system. Cost of license and other revenue increased 6% during fiscal 2009, as compared to fiscal 2008 even though license and other revenue decreased by 1%. Cost of license and other revenue increased in fiscal 2009 due to an increase in amortization of purchased technology due to the number of acquisitions completed during fiscal years 2009 and 2008, slightly offset by decreases in employee-related expenses. Since many of these costs are headcount-related expenses, they do not vary proportionally with changes in revenue.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, and professional services fees. Cost of maintenance revenue increased 34% during fiscal 2010 as compared to fiscal 2009 due to an increase in product support headcount due to the acquisition of Moldflow Corporation in the second quarter of fiscal 2009. Costs of maintenance revenue remained relatively consistent in both relative dollars and as a percentage of net revenue during fiscal 2009 as compared to fiscal 2008.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense.

Marketing and Sales

	Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008
		$	%		$	%
	(in millions)
Marketing and sales	$731.9	$(168.8)	-19%	$900.7	$53.0	6%	$847.7
As a percentage of net revenue	43%			39%			39%

Marketing and sales expenses include salaries, benefits, bonuses and stock-based compensation expense for our marketing and sales employees, costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, rent and occupancy, sales and dealer commissions, and the cost of supplies and equipment. Marketing and sales expenses decreased 19% during fiscal 2010, as compared to fiscal 2009, primarily due to lower employee-related costs, driven by decreased marketing and sales headcount and decreased travel expenditures and reduced advertising and promotional expenses. Marketing and sales expense increased 6% during fiscal 2009, as compared to fiscal 2008, primarily due to higher employee-related costs driven by increased marketing and sales headcount in fiscal 2009 as compared to fiscal 2008. We expect to balance our need to invest in the marketing and sales of our products with our need to reduce our operating expenses to align with our financial condition.

Research and Development

	Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008
		$	%		$	%
	(in millions)
Research and development	$457.5	$(118.6)	-21%	$576.1	$85.6	17%	$490.5
As a percentage of net revenue	27%			25%			23%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees, rent and occupancy, professional services such as fees paid to software development firms and independent contractors, and the expense of travel, entertainment and training for such personnel. Research and development expenses decreased 21% during fiscal 2010, as compared to fiscal 2009, primarily due to decreases in employee-related costs driven by decreased research and development headcount. Also contributing to the decline was a decrease in acquisition related in-process research and development charges from fiscal 2009 to fiscal 2010. Research and development expenses increased 17% during fiscal 2009, as compared to fiscal 2008, primarily due to an increase in employee related costs driven by increased research and development headcount. Also contributing to the increase in research and development expenses was in-process research and development from acquisitions during fiscal 2009. These increases were partially offset by a reduction in stock-based compensation expense for our research and development employees.

General and Administrative

	Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008
		$	%		$	%
	(in millions)
General and administrative	$197.7	$(8.0)	-4%	$205.7	$25.3	14%	$180.4
As a percentage of net revenue	12%			9%			8%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal personnel, as well as professional fees for legal and accounting services, cost of supplies and equipment, amortization of acquisition related customer relationships and trade names, and expense of communication. General and administrative expenses decreased 4% from fiscal 2009 to fiscal 2010 primarily due to decreases in employee-related costs driven by decreased general and administrative headcount and reduced rent and occupancy costs due to the consolidation of facilities. This decrease was partially offset by higher depreciation and amortization related to capital expenditures from fiscal 2009 and 2010. General and administrative expenses increased 14% from fiscal 2008 to fiscal 2009 primarily due to increases in employee-related costs, due to an increase in general and administrative headcount, and an increase in amortization of acquired intangible assets during fiscal 2009.

Restructuring

	Fiscal year Ended January 31, 2010	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008
		$	%		$	%
	(in millions)
Restructuring	$48.2	$8.0	20%	$40.2	$40.2	*	$—
As a percentage of net revenue	3%			2%			0%

*	Percentage is not meaningful

In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program reduced the number of employees by a total of approximately 700 positions globally and resulted in the consolidation of approximately 27 leased facilities. In the second quarter of fiscal 2010, we initiated an additional restructuring program, which resulted in headcount reduction of approximately 430 positions globally and resulted in the consolidation of approximately 32 leased facilities around the world in order to further reduce our operating expenses. In connection with these restructuring programs, we recorded restructuring and impairment charges of $48.2 million and $40.2 million during fiscal 2010 and 2009. Of these amounts, $24.3 million and $36.7 million were recorded for one-time termination benefits and other costs during fiscal 2010 and 2009, respectively, and $23.9 million and $3.5 million were recorded for facilities-related costs during fiscal 2010 and 2009, respectively. The one-time termination benefits for these two restructuring programs have been substantially paid as of January 31, 2010. We expect to pay the facility-related liabilities through fiscal 2018. See Note 16, “Restructuring Reserve,” in Notes to Consolidated Financial Statements for further discussion.

Impairment of Goodwill and Intangibles

	Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2008
		$	%		$	%
	(in millions)
Impairment of goodwill and intangibles	$21.0	$(107.9)	-84%	$128.9	$128.9	*	$—
As a percentage of net revenue	1%			6%			0%

*	Percentage is not meaningful

We recorded an impairment charge of $21.0 million during the first quarter of fiscal 2010 representing the entire goodwill balance of our M&E segment as of April 30, 2009. This goodwill balance related to our M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, we concluded that an impairment of goodwill had occurred as of April 30, 2009 due to revisions to our revenue and cash flow projections in response to the significant and sustained revenue declines we were experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments, and our M&E segment was the only segment which had a fair value of its future discounted cash flows that fell below the carrying value of its net assets.

During fiscal 2009 we recorded a $128.9 million impairment charge affecting the fourth quarter of fiscal 2009, primarily related to impairment of goodwill associated with our M&E segment. During the three months ended January 31, 2009, revenue and cash flow projections for all segments decreased substantially as the economy worsened. Our M&E segment was the only segment which had a fair value that fell below the carrying value of its net assets.

Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded to goodwill. As of January 31, 2010, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. See Note 1, “Business and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements for further discussion.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2010	2009	2008
	(in millions)
Interest and investment income, net	$10.0	$13.6	$33.4
Investment impairment	—	(5.9)	(4.0)
Gain (loss) foreign currency	5.0	(1.0)	0.2
Gain (loss) on cost method investment	—	—	(5.0)
Loss from unconsolidated subsidiary	—	—	(3.4)
Other income (expense)	4.1	1.3	3.2

	$19.1	$8.0	$24.4

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and other income, net during fiscal 2010, as compared to fiscal 2009, is primarily due to gains on marketable securities, gains on foreign currency transactions, a gain on the sale of an investment, and the impairment of an investment during fiscal 2009. These increases were partially offset by lower interest rate yields on investments during fiscal 2010 as compared to fiscal 2009. The decrease in interest and investment income, net, during fiscal 2009, as compared to fiscal 2008, is primarily due to lower interest rate yields.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 32% and 27% during fiscal 2010 and 2009, respectively. Our effective tax rate increased 5% from fiscal 2009 to fiscal 2010 primarily due to a change in expected future tax rates and the establishment of the California valuation allowance in fiscal 2010 offset by non-deductible goodwill impairment and in-process research and development expenses in fiscal 2009. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, we expect that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized.

Our effective tax rate was 27% and 24% during fiscal 2009 and 2008, respectively. Our effective tax rate increased 3% from fiscal 2008 to fiscal 2009 primarily due to non-deductible goodwill impairment and in-process research and development expenses.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax law.

At January 31, 2010, we had net deferred tax assets of $146.1 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

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

At January 31, 2010, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,126.2 million and net accounts receivable of $277.4. In addition, we have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict the imposition of liens on our assets, and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain their financial covenants. These credit facilities are available for working capital and other business needs. At January 31, 2010, we had no borrowings outstanding on the U.S. or China line of credit. The U.S. facility expires in August 2012 and the China facility has no contractual expiration. As of March 19, 2010, no amounts were outstanding on the U.S. and China line of credit facilities.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

The increase in our cash, cash equivalents and marketable securities from $988.7 million at January 31, 2009 to $1,126.2 million at January 31, 2010 is principally the result of cash generated from operations and the proceeds from the issuance of common stock. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock, repayment of our lines of credit, capital expenditures, the acquisition of PlanPlatform and equity investments. Cash generated from operations was negatively impacted by lower net revenue and the payment of restructuring charges.

At January 31, 2010, our short-term investment portfolio had an estimated fair value of $161.9 million and a cost basis of $169.1 million. The portfolio fair value consisted of $89.0 million invested in commercial paper and corporate securities, $26.3 million invested in mutual funds, $24.6 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $10.0 million invested in money market funds, $8.8 million invested in U.S. government agency securities and $3.2 million invested in municipal securities and other securities.

At January 31, 2010, we had an investment in The Reserve International Liquidity Fund (the “International Fund”), a market fund with an estimated fair value of $10.0 million. During the third quarter of fiscal 2009, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the International Fund revaluing its holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the International Fund. Our investment in the International Fund is unrelated to the assets of our Deferred Compensation Plan.

A third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. Our investment in the International Fund is not currently liquid, and in the event we need to access these funds, we will not be able to do so. However, based on currently available information, we expect to recover substantially all of our current holdings, net of reserves, from the International Fund within the next 12 months. Accordingly, the investment in the International Fund is classified in current “Marketable Securities” in the Consolidated Balance Sheets.

In addition, At January 31, 2010, we owned two auction rate securities with an estimated fair value of $7.6 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While we expect to recover substantially all of our current holdings, net of reserves, in the auction rate securities, we cannot predict when this will occur or the amount we will receive. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” in the Consolidated Balance Sheets. See Note 2, “Financial Instruments and Hedging Activities,” in the Notes to Consolidated Financial Statements for further discussion of our financial instruments.

At January 31, 2010, $26.3 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

The primary source for net cash provided by operating activities of $246.8 million for fiscal 2010 was net income increased by the effect of non-cash expenses associated with depreciation and amortization, stock-based compensation, and impairment of goodwill. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to the increase in collections during the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009. Our days sales outstanding in trade receivables was 55 days at January 31, 2010. The primary working capital uses of cash were for payment of restructuring-related costs, the reduction of deferred revenue due to lower maintenance billings for fiscal 2010 compared to fiscal 2009 and reductions of accrued expenses primarily related to our fiscal 2010 employee bonus accrual and fourth quarter fiscal 2010 commissions. We expect net cash flows provided by operating activities to be higher in fiscal 2011 than in fiscal 2010 due to improved operating margins.

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; and funding restructuring costs.

Our existing cash, cash equivalents and investment balances may decline in fiscal 2011 in the event of a further weakening of the economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing U.S. credit facility is currently $250.0 million of which we have no amounts outstanding. This credit facility is available for working capital and other business needs.

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes derivative instruments to hedge a majority of our foreign currency transaction exposures that exist as part of our ongoing business operations. As of January 31, 2010, we have open contracts to hedge expected cash flows for one to twelve months in the future. Contracts are primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $239.1 million and $276.7 million at January 31, 2010 and January 31, 2009, respectively.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Thereafter
	(in millions)
Operating lease obligations	$218.7	$58.7	$73.4	$35.5	$51.1
Purchase obligations	58.3	57.9	0.3	0.1	—
Deferred compensation obligations	26.3	1.1	5.6	6.2	13.4
Pension obligations	21.3	2.0	4.4	4.5	10.4
Restructuring obligations	19.4	11.4	5.5	2.1	0.4
Other obligations(1)	28.0	7.6	12.5	5.9	2.0

Total(2)	$372.0	$138.7	$101.7	$54.3	$77.3

(1)	Other obligations include future sabbatical obligations and asset retirement obligations.
(2)	This table generally excludes amounts already recorded on the balance sheet as current liabilities, certain purchase obligations as discussed below, long term deferred revenue and amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities (see Note 5 “Income Taxes” to the Notes to Consolidated Financial Statements).

Operating lease obligations consist primarily of obligations for facilities, net of sublease income, computer equipment and other equipment leases.

Purchase obligations are contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to hosting services agreements, IT infrastructure costs, marketing costs and contractual software development services.

Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Note 6 “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.

Pension obligations relate to our obligations for pension plans outside of the U.S. See Note 15, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.

Restructuring obligations relate to our fiscal 2010, 2009 and other restructuring plans. See Note 16, “Restructuring Reserves,” in our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.

Purchase orders or contracts for the purchase of supplies and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. In addition, we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenue, was $16.5 million in fiscal 2010, $17.1 million in fiscal 2009 and $14.9 million in fiscal 2008.

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

Issuer Purchases of Equity Securities

Our Board of Directors approved a stock repurchase program authorizing the cumulative repurchase of up to 164.0 million shares. The purpose of the stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. There were 1.0 million repurchases of our common stock during the three months ended January 31, 2010; during the year ended January 31, 2010 we repurchased 2.7 million shares of our common stock. At January 31, 2010, 13.5 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 9, “Stockholder’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2010 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our foreign currency exposures that exist as part of our ongoing business operations. As of January 31, 2010 and 2009, we had open contracts to hedge expected cash flows for one to 12 months in the future in order to reduce our exposure to foreign currency volatility. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $239.1 million and $276.7 million at January 31, 2010 and 2009, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2010 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2010 would increase the fair value of our contracts by $24.2 million. A hypothetical 10% depreciation of the dollar from its value at January 31, 2010 would decrease the fair value of our contracts by $13.1 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency contracts.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At January 31, 2010, we had $910.0 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $742.8 million, if interest rates were to increase (decrease) by 10%, this would result in a $0.1 million increase (decrease) in annual interest income. Further, at January 31, 2010, we had approximately $125.6 million invested in a longer term portfolio which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $0.2 million over both six and 12 month periods. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended January 31,
	2010	2009	2008
	(in millions, except per share data)
Net revenue:
License and other	$980.7	$1,603.4	$1,618.6
Maintenance	733.0	711.8	553.3

Total net revenue	1,713.7	2,315.2	2,171.9

Cost of revenue:
Cost of license and other revenue	179.9	210.2	199.1
Cost of maintenance revenue	11.9	8.9	8.6

Total cost of revenue	191.8	219.1	207.7

Gross profit	1,521.9	2,096.1	1,964.2
Operating expenses:
Marketing and sales	731.9	900.7	847.7
Research and development	457.5	576.1	490.5
General and administrative	197.7	205.7	180.4
Impairment of goodwill and intangibles	21.0	128.9	—
Restructuring	48.2	40.2	—

Total operating expenses	1,456.3	1,851.6	1,518.6

Income from operations	65.6	244.5	445.6
Interest and other income (expense), net	19.1	8.0	24.4

Income before income taxes	84.7	252.5	470.0
Provision for income taxes	(26.7)	(68.9)	(113.8)

Net income	$58.0	$183.6	$356.2

Basic net income per share	$0.25	$0.81	$1.55

Diluted net income per share	$0.25	$0.80	$1.47

Shares used in computing basic net income per share	228.7	225.5	230.3

Shares used in computing diluted net income per share	232.1	230.1	242.0

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2010	January 31, 2009
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$838.7	$917.6
Marketable securities	161.9	63.5
Accounts receivable, net	277.4	316.5
Deferred income taxes	44.2	31.1
Prepaid expenses and other current assets	57.4	59.3

Total current assets	1,379.6	1,388.0
Marketable securities	125.6	7.6
Computer equipment, software, furniture and leasehold improvements, net	101.6	120.6
Purchased technologies, net	88.0	113.3
Goodwill	542.9	542.5
Deferred income taxes, net	101.9	125.7
Other assets	107.6	123.0

	$2,447.2	$2,420.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67.8	$62.4
Accrued compensation	115.6	124.3
Accrued income taxes	8.4	16.7
Deferred revenue	444.6	438.8
Borrowings under line of credit	—	52.1
Other accrued liabilities	67.6	105.8

Total current liabilities	704.0	800.1
Deferred revenue	71.9	113.3
Long term income taxes payable	127.2	116.9
Long term deferred income taxes	—	22.7
Other liabilities	70.6	57.0
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 million shares authorized; none issued or outstanding at January 31, 2010 and 2009	—	—
Common stock and additional paid-in capital, $0.01 par value; 750.0 million shares authorized; 228.9 million shares outstanding at January 31, 2010 and 226.4 million shares outstanding at January 31, 2009	1,204.3	1,080.4
Accumulated other comprehensive income (loss)	(3.5)	(11.2)
Retained earnings	272.7	241.5

Total stockholders’ equity	1,473.5	1,310.7

	$2,447.2	$2,420.7

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2010	2009	2008
	(in millions)
Operating Activities
Net income	$58.0	$183.6	$356.2
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	26.9	5.5
Depreciation and amortization	111.5	91.8	61.3
Stock-based compensation expense	93.6	89.5	99.3
Impairment of goodwill and intangibles	21.0	128.9	—
Restructuring charges, net	48.2	38.9	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	37.3	81.8	(78.3)
Deferred income taxes	(13.5)	(13.8)	56.5
Prepaid expenses and other current assets	4.4	(7.8)	(13.6)
Accounts payable and accrued liabilities	(80.3)	(93.6)	81.4
Deferred revenue	(34.0)	40.8	125.6
Accrued income taxes	0.6	26.9	14.6

Net cash provided by operating activities	246.8	593.9	708.5

Investing Activities
Purchases of marketable securities	(568.9)	(118.6)	(727.0)
Sales of marketable securities	26.4	75.0	799.1
Maturities of marketable securities	328.7	8.4	—
Business combinations, net of cash acquired	(18.8)	(364.5)	(114.5)
Capital expenditures	(39.0)	(78.4)	(43.3)
Purchase of equity investment	(11.4)	—	—

Net cash used in investing activities	(283.0)	(478.1)	(85.7)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	70.0	90.1	187.3
Repurchases of common stock	(63.2)	(256.6)	(563.0)
Draws on line of credit	2.2	912.4	—
Repayments of line of credit	(54.3)	(860.3)	—

Net cash used in financing activities	(45.3)	(114.4)	(375.7)

Effect of exchange rate changes on cash and cash equivalents	2.6	(1.7)	4.9

Net increase (decrease) in cash and cash equivalents	(78.9)	(0.3)	252.0
Cash and cash equivalents at beginning of fiscal year	917.6	917.9	665.9

Cash and cash equivalents at end of fiscal year	$838.7	$917.6	$917.9

Supplemental cash flow information:
Net cash paid during the period for income taxes	$42.1	$63.4	$47.1

Supplemental non-cash investing activity:
Increase in goodwill and corresponding change in other accrued liabilities resulting from adjustments to purchase accounting estimates	$0.7	$2.8	$6.4

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock and additional paid-in capital		Comprehensive Income	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2007	231.1	$908.3		$(3.6)	$210.3	$1,115.0
Cumulative effect of the adoption of FIN 48		(1.4)			26.4	25.0
Common shares issued under stock award and stock purchase plans	11.0	187.3				187.3
Compensation expense related to stock options		99.3				99.3
Tender offer		(4.4)				(4.4)
Tax benefits from employee stock plans		(2.3)				(2.3)
Comprehensive income:
Net income			$356.2		356.2	356.2
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on marketable securities, net of tax			(0.4)
Net change in cumulative foreign currency translation gain (loss)			17.8

Other comprehensive income			17.4	17.4		17.4

Comprehensive income			$373.6

Repurchase and retirement of common shares	(12.1)	(188.5)			(374.5)	(563.0)

Balances, January 31, 2008	230.0	998.3		13.8	218.4	1,230.5
Common shares issued under stock award and stock purchase plans	4.4	90.1				90.1
Compensation expense related to stock options		89.5				89.5
Tax benefits from employee stock plans		(1.4)				(1.4)
Comprehensive income:
Net income			$183.6		183.6	183.6
Other comprehensive income, net of tax:
Net gain (loss) on derivative instruments, net of tax			(0.2)
Change in net unrealized gain (loss) on marketable securities, net of tax			0.4
Net change in cumulative foreign currency translation gain (loss)			(25.2)			—

Other comprehensive income			(25.0)	(25.0)		(25.0)

Comprehensive income			$158.6

Repurchase and retirement of common shares	(8.0)	(96.1)			(160.5)	(256.6)

Balances, January 31, 2009	226.4	1,080.4		(11.2)	241.5	1,310.7
Common shares issued under stock award and stock purchase plans	5.2	70.4				70.4
Compensation expense related to stock options		93.6				93.6
Tax benefits from employee stock plans		(3.7)				(3.7)
Comprehensive income:
Net income			$58.0		58.0	58.0
Other comprehensive income, net of tax:
Net gain (loss) on derivative instruments, net of tax			2.5
Change in net unrealized gain (loss) on marketable securities, net of tax			1.5
Change in unfunded portion of pension plans			(5.9)
Net change in cumulative foreign currency translation gain (loss)			9.6

Other comprehensive income (loss)			7.7	7.7		7.7

Comprehensive income (loss)			$65.7

Repurchase and retirement of common shares	(2.7)	(36.4)			(26.8)	(63.2)

Balances, January 31, 2010	228.9	$1,204.3		$(3.5)	$272.7	$1,473.5

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010

(Tables in millions of dollars, except share and per share data, unless otherwise indicated)

Note 1.    Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is a world leading design software and services companies, offering customers progressive business solutions through powerful technology products and services. The Company serves customers in the architectural, engineering and construction, manufacturing, geospatial mapping, digital media and entertainment markets. The Company’s sophisticated software products enable its customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities give Autodesk’s customers the flexibility to optimize and improve their designs before they actually begin the building process, helping save time and money, improving quality and fostering innovation. Autodesk software products are sold globally, both directly to customers and through a network of resellers and distributors.

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

Examples of significant estimates and assumptions made by management involve the determination of the fair value of goodwill, financial instruments, long-lived assets and other intangible assets the realizability of deferred tax assets and the fair value of stock awards(see “Stock-Based Compensation Expense” within this Note 1 and Note 4, “Employee and Director Stock Plans,” for further discussion). We also make assumptions, judgments and estimates in determining the accruals for uncertain tax positions, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk’s general practice is to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These instruments have maturities between one to 12 months in the future. Autodesk does not enter into any derivative instruments for trading or speculative purposes.

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive special hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income/(loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income/(loss)” to “Interest and other income, net” in the Company’s Consolidated Financial Statements at that time.

In addition to the cash flow hedges described above, contracts which are not designated as hedging instruments are marked-to-market at the end of each fiscal quarter, with gains and losses recognized as other income or expense, net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

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

Cash and Cash Equivalents

Autodesk considers all highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Marketable Securities

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted, are classified as current assets. Auction rate securities with an estimated fair value of $7.6 million at January 31, 2010 are classified as non-current marketable securities; for additional information see Note 2, “Financial Instruments and Hedging Activities.”

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Autodesk carries all marketable securities at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of Autodesk’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk did not record any other-than temporary impairment charges during fiscal 2010, however, $5.9 million of other-than-temporary impairment charges were recorded through interest and other income, net during fiscal year 2009. For additional information, see “Concentration of Credit Risk” within this Note 1, and Note 2, “Financial Instruments and Hedging Activities.”

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 31:

	2010	2009
Trade accounts receivable	$316.5	$351.7
Less: Allowance for doubtful accounts	(4.6)	(8.6)
Product returns reserve	(11.8)	(12.5)
Partner programs and other reserves	(22.7)	(14.1)

Accounts receivable, net	$277.4	$316.5

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

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and limits the amounts invested with any one institution, type of security and issuer.

Geographical concentrations of consolidated cash, cash equivalents and marketable securities held by Autodesk as of January 31:

	2010	2009
United States	12%	12%
Other Americas	2%	4%
Europe, Middle East and Africa (“EMEA”)	48%	45%
Asia Pacific (“APAC”)	38%	39%

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). The Company’s cash and cash equivalents are held by diversified financial institutions globally. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of Autodesk’s $250.0 million U.S. line of credit facility.

At January 31, 2010, Autodesk’s investment portfolio included money market funds with an estimated fair value of $10.0 million, and auction rate securities with an estimated fair value of $7.6 million. See Note 2, “Financial Instruments and Hedging Activities,” for further discussion of Autodesk’s financial instruments including its auction rate securities.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. Total sales to Tech Data Corporation, including its affiliates (“Tech Data”), accounted for 14% of Autodesk’s consolidated net revenue in each of the fiscal years ended 2010, 2009 and 2008. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In addition, Tech Data accounted for 15% and 12% of trade accounts receivable at January 31, 2010 and 2009, respectively.

Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $50.4 million in fiscal 2010, $46.2 million in fiscal 2009 and $38.9 million in fiscal 2008.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2010	2009
Computer software, at cost	$127.3	$135.0
Computer hardware, at cost	108.5	103.1
Leasehold improvements, land and buildings, at cost	113.7	115.0
Furniture and equipment, at cost	42.9	41.6

	392.4	394.7
Less: Accumulated depreciation	(290.8)	(274.1)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$101.6	$120.6

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the expected useful life of the software, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a one year period, if material. Autodesk had no capitalized software development costs at January 31, 2010 and January 31, 2009.

Purchased Technologies, Net

The majority of Autodesk’s purchased technologies are amortized over the estimated economic life of the product, which ranges from two to seven years. Amortization expense, which is included as a component of cost of revenue, was $34.4 million in fiscal 2010, $26.3 million in fiscal 2009 and $15.9 million in fiscal 2008.

Purchased technologies and related accumulated amortization at January 31 were as follows:

	2010	2009
Purchased technologies	$311.5	$302.4
Less: Accumulated amortization	(223.5)	(189.1)

Purchased technologies, net	$88.0	$113.3

In addition, purchased technologies include $4.3 million of in-process research and development technology as of January 31, 2010. In-process research and development technology is an indefinite lived asset that is held and tested at least annually for impairment until such time that technological feasibility is achieved. Once technological feasibility is achieved, the technology will be amortized to expense over an applicable useful life. Prior to February 1, 2009, Autodesk expensed in-process research and development to research and development expense in the period it was acquired.

The weighted average amortization period for purchased technologies acquired during fiscal 2010 was 3.0 years. Expected future amortization expense for purchased technologies, excluding indefinitely-lived in-process research and development, for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
2011	$31.1
2012	24.2
2013	14.4
2014	10.2
2015	3.5
Thereafter	0.3

Total	$83.7

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if and when circumstances indicate potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual operating results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) further significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal operating results forecasts.

During the first quarter of fiscal 2010, Autodesk recorded an impairment charge of $21.0 million, representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. This goodwill balance related to our M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In May 2009, the Company concluded that an impairment of goodwill had occurred as of April 30, 2009, due to revisions to the Company’s revenue and cash flow projections prepared in the second half of the first quarter of fiscal 2010 in response to the significant and sustained revenue declines it was experiencing in all segments and geographies in the first quarter of fiscal 2010. The revenue and cash flow projections were substantially impacted for all segments; our M&E segment was the only segment that had a current fair value of its future discounted cash flows that fell below the carrying value of its net assets.

During the fiscal year ended January 31, 2009, the carrying value of the M&E segment goodwill was deemed to exceed the allocated fair value and Autodesk recorded a $128.2 million goodwill impairment charge. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded to goodwill.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill during the years ended January 31, 2010 and 2009 are as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2008	$1.6	$200.8	$133.3	$107.7	$443.4
Addition arising from Moldflow acquisition	—	—	124.9	—	124.9
Addition arising from Softimage acquisition	—	—	—	21.0	21.0
Addition arising from ALGOR acquisition	—	—	16.4	—	16.4
Additions arising from other acquisitions	34.7	13.7	4.2	18.8	71.4
Impairment	—	—	—	(128.2)	(128.2)
Effect of foreign currency translation, purchase accounting adjustments and other	—	(5.1)	(3.0)	1.7	(6.4)

Balance as of January 31, 2009	36.3	209.4	275.8	21.0	542.5
Addition arising from PlanPlatform acquisition	14.1	—	—	—	14.1
Additions arising from other acquisitions	—	3.0	—	—	3.0
Impairment	—	—	—	(21.0)	(21.0)
Transfer of assets between segments	(10.1)	10.1	—	—	—
Effect of foreign currency translation, purchase accounting adjustments and other	(0.1)	2.3	2.1	—	4.3

Balance as of January 31, 2010	$40.2	$224.8	$277.9	$0.0	$542.9

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocation during fiscal 2010 and 2009.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. Autodesk recorded a $0.7 million impairment of long-lived assets associated with its Architecture, Engineering and Construction (“AEC”) segment during fiscal 2009 and $0.9 million of fixed assets impairment due to the restructuring of certain leased facilities in fiscal 2009. See Note 16, “Restructuring Reserves,” for further information regarding the long-lived assets impairment recorded as part of Autodesk’s restructuring plan. There was no impairment of long-lived assets during the years ended January 31, 2010 and 2008.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and a valuation allowance against California and Canadian deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount “more likely than not” expected to be realized.

Stock-based Compensation Expense

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

Autodesk determined that the cumulative error from the understatement of stock-based compensation expense related to the periods discussed above totaled $7.9 million, net of tax effects through July 31, 2009. The impact of the errors on the fiscal years ended January 31, 2009, 2008 and 2007, is to decrease net income by $1.5 million, $3.5 million and $1.8 million, respectively. For the three months ended April 30, 2009, and three months ended July 31, 2009, the impact of the errors was to increase net loss by $0.6 million and decrease net income by $0.5 million, respectively.

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements using the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 (“SAB 99”) and SAB No. 108. Accordingly, Autodesk’s Consolidated Statements of Financial Operations for the fiscal year ended January 31, 2010 include the cumulative adjustment to increase stock-based compensation expense by $6.8 million net of tax effects (or $0.03 per share) to correct these errors. Autodesk does not believe the correction of these errors is material to the Consolidated Financial Statements for the fiscal year ending January 31, 2010.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk measures all stock-based payments to employees and directors, including grants of stock options, employee stock purchases related to the employee stock purchase plan (“ESP Plan”), and restricted stock, using a fair-value based method, and records the expense in Autodesk’s Consolidated Statements of Operations. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense for fiscal 2010, 2009 and 2008, respectively, as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
Cost of license and other revenue	$3.1	$3.6	$5.0
Marketing and sales	41.1	39.2	43.1
Research and development	30.0	29.3	32.4
General and administrative	19.4	17.4	18.8

Stock-based compensation expense related to stock awards and ESP Plan purchases	93.6	89.5	99.3
Tax benefit	(22.2)	(21.6)	(21.0)

Stock-based compensation expense related to stock awards and ESP Plan purchases	$71.4	$67.9	$78.3

As discussed above, Autodesk determined that the cumulative error from the understatement of stock-based compensation expense related to the periods prior to fiscal 2010 totaled $6.8 million, net of tax effects. Accordingly, additional expenses of $0.4 million for Cost of license and other revenue, $4.4 million for Marketing and sales, $2.9 million for Research and development, $2.1 million for General and Administrative and $3.0 million for additional Tax benefit are included in the stock-based compensation expenses in the table above for the fiscal year ended January 31, 2010.

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Fiscal Year Ended January 31, 2010		Fiscal Year Ended January 31, 2009		Fiscal Year Ended January 31, 2008
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.43 – 0.55	0.43 – 0.73	0.37 – 0.55	0.36 – 0.41	0.33 – 0.36	0.29 – 0.34
Range of expected lives (in years)	2.7 – 4.0	0.5 – 2.0	2.6 – 4.0	0.5 – 2.0	2.6 – 4.2	0.3 – 2.0
Expected dividends	0%	0%	0%	0%	0%	0%
Range of risk-free interest rates	1.02 – 2.42%	0.20 – 0.98%	1.01 – 3.40%	1.29 – 1.85%	3.07 – 5.11%	3.98 – 5.06%
Expected forfeitures	13.5%	13.5%	13.6%	13.6%	13.0%	13.0%

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk did not pay cash dividends in fiscal 2010, 2009 or 2008, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model.

The risk-free interest rate used in the Black-Scholes-Merton option pricing model for stock-based awards granted under the Company’s stock option plans and ESP Plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that are ultimately expected to vest. Therefore, Autodesk has developed an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience, and is applied to all stock-based awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

License and other revenue are comprised of two components: (1) all forms of product license revenue and (2) other revenue:

All Forms of Product License Revenue

Product license revenue includes: software license revenue from the sale of new seat licenses, upgrades and crossgrades, product revenue for Advanced Systems sales wherein software is bundled with hardware components, and revenue from on-demand collaboration software and service. Autodesk’s existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at current available prices. An existing customer also has the option to upgrade to a vertical design or model-based design product, which generally has a higher price, for a premium fee; this is referred to as a crossgrade.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Taxes Collected from Customers

Autodesk nets taxes collected from customers against those remitted to government authorities in our financial statements. Accordingly, taxes collected from customers are not reported as revenue.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $18.4 million in fiscal 2010, $16.4 million in fiscal 2009 and $27.6 million in fiscal 2008.

Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period, including restricted stock awards and excluding stock options and restricted stock units. Diluted net income per share is computed based upon the weighted average shares of common shares outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method.

Accounting Standards Adopted in Fiscal 2010

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended January 31, 2010 that are of significance, or potential significance to the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement, which became effective on July 1, 2009, established the Accounting Standards Codification (“ASC”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, and is codified in ASC Topic 105, “Generally Accepted Accounting Principles.” The ASC did not change GAAP, but instead reorganizes the U.S. GAAP pronouncements into accounting Topics. As the ASC did not change GAAP, the adoption of ASC Topic 105 did not have a material effect on Autodesk’s consolidated financial position, results of operations or cash flows.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 regarding ASC Topic 855 “Subsequent Events.” This ASU removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. Autodesk adopted the ASU upon issuance. The adoption did not have an impact on Autodesk’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU 2009-05 regarding ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU provides guidance on how to measure liabilities at fair value within the scope of ASC Topic 820. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, or b. Quoted prices for similar liabilities or similar liabilities when traded as assets, or 2) Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach or a market approach. Autodesk adopted the changes represented by this ASU during Autodesk’s fiscal quarter ended October 31, 2009. The adoption of ASU 2009-05 did not have a material impact on Autodesk’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107” and “APB 28-1”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If Autodesk were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. Autodesk adopted these FSPs during the quarter ended July 31, 2009. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 was effective for Autodesk for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date was on or after February 1, 2009. The adoption of FSP 141R-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06 regarding ASC Topic 820 “Fair Value Measurements and Disclosures.” This ASU requires additional disclosure regarding significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, this ASU requires the Company to present separately information about purchases, sales, issuances, and settlements, (on a gross basis rather than as one net number), in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan asset (Subtopic 715-20). The changes under ASU 2010-06 will be effective for Autodesk’s fiscal year beginning February 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for Autodesk’s fiscal year beginning February 1, 2011. Autodesk believes that the adoption of these new accounting pronouncements will not have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Autodesk currently plans to adopt the changes under ASU 2009-13 and 2009-14 effective February 1, 2011. Autodesk is currently assessing the impact that the adoption of these new accounting pronouncements will have on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” and SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which update accounting for securitizations and special-purpose entities. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” This statement also amends the consolidation guidance applicable to variable interest entities. Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These statements will be effective for Autodesk’s fiscal year beginning February 1, 2010. Autodesk believes that the adoption of SFAS 166 or 167 will not have a material effect on its consolidated financial position, results of operations and cash flows.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2010		January 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$838.7	$838.7	$917.6	$917.6
Marketable securities—short-term	164.8	161.9	63.5	63.5
Marketable securities—long-term	124.4	125.6	7.6	7.6
Foreign currency forward and option contracts	2.3	3.9	2.4	2.1

Autodesk classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes and in anticipation of credit deterioration. Foreign currency forward and options contracts are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets.

Available-for-sale marketable securities include the following securities at January 31, 2010 and 2009:

	January 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$88.8	$0.2	—	$89.0
Certificates of deposit and time deposits	24.6	—	—	24.6
Money market funds	10.0	—	—	10.0
U.S. government agency securities	8.8	—	—	8.8
Municipal securities	2.8	—	—	2.8
Other	0.4	—	—	0.4

	$135.4	$0.2	$—	$135.6

Long-term available-for-sale securities:
Corporate securities	94.9	$1.0	$—	$95.9
U.S. government agency securities	9.1	0.1	—	9.2
Taxable auction-rate securities	7.6	—	—	7.6
Municipal securities	7.6	0.1	—	7.7
U.S. treasury securities	5.2	—	—	5.2

	$124.4	$1.2	$—	$125.6

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Money market funds and mutual funds	$53.2	$—	$—	$53.2
Bank time deposits	10.3	—	—	10.3

	$63.5	$—	$—	$63.5

Long-term available-for-sale securities:
Taxable auction-rate securities	$7.6	$—	$—	$7.6

	$7.6	$—	$—	$7.6

The sales of available-for-sale securities in fiscal 2010, 2009 and 2008 resulted in no gross gains or losses. The cost of securities sold is based on the specific identification method. Proceeds from the sale and maturity of marketable securities were $355.1 million in fiscal 2010, $83.4 million in fiscal 2009 and $799.1 million in fiscal 2008.

At January 31, 2010, Autodesk was invested in The Reserve International Liquidity Fund (the “International Fund”) with an estimated fair value of $10.0 million. At January 31, 2009, Autodesk was invested in the International Fund and The Reserve Primary Fund (the “Primary Fund,” and together with the International Fund, “Reserve Funds”). In mid-September of 2008, the Reserve Funds ceased redemptions after net asset values of the fund decreased below $1 per share. This occurred as a result of the Reserve Funds revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the Reserve Funds. During fiscal 2010, Autodesk received $23.3 million in redemption proceeds from the Reserve Funds. This reduced the fair value of Autodesk’s investments in the Primary Fund to zero and the International Fund to $10.0 million as of January 31, 2010.

A third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the International Fund. At this time, the investment is currently not liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so. However, based on currently available information, Autodesk expects to recover substantially all of its current holdings, net of reserves, from the International Fund within the next 12 months. Accordingly, the International Fund is classified in current “Marketable Securities” on the Company’s Consolidated Balance Sheets.

At January 31, 2010, Autodesk owned two auction rate securities with an estimated fair value of $7.6 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate securities, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of these investments in an active market, they are included in non-current “Marketable securities” on the accompanying Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 31, 2010, Autodesk’s short-term investment portfolio included $26.3 million of trading securities invested in a defined set of mutual funds as directed by the participants in the Company’s Deferred Compensation Plan. At January 1, 2010, these securities had unrealized losses of $3.1 million and a cost basis of $29.4 million, (see Note 6, “Deferred Compensation”).

The following table summarizes the estimated fair value of our available-for-sale marketable securities, classified by the contractual maturity date of the security:

	January 31, 2010
	Cost	Fair Value
Due in 1 year	$135.4	$135.6
Due in 1 year through 5 years	116.8	118.0
Due in 5 years through 10 years	—	—
Due after 10 years	7.6	7.6

Total	$259.8	$261.2

As of January 31, 2010 and 2009, Autodesk did not have any securities in a continuous unrealized loss position.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk’s general practice is to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These instruments have maturities between one to 12 months in the future. Autodesk does not enter into any derivative instruments for trading or speculative purposes.

Cash Flow Hedges

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive special hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income/(loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probably that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income/(loss)” to “Interest and other income, net” in the Company’s Consolidated Financial Statements at that time.

The notional amount of these contracts was $239.1 million at January 31, 2010 and $276.7 million at January 31, 2009. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The entire net gain of $2.3 million remaining in Accumulated Other Comprehensive Income (Loss) as of January 31, 2010 is expected to be recognized into earnings within the next 12 months.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Hedges

In addition to the cash flow hedges described above, contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter, with gains and losses recognized as other income or expense, net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $19.6 million at January 31, 2010 and $28.3 million at January 31, 2009.

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

The effects of derivative instruments on Autodesk’s consolidated financial statements were as follows as of January 31, 2010 and for the fiscal year then ended (amounts presented include any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheet as of January 31, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4.3	Other accrued liabilities	$0.4
Derivatives not designated as hedging instruments		—		—

Total derivatives		$4.3		$0.4

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) Derivatives Designated as Hedging Instruments

For the Fiscal Year Ended January 31, 2010	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
Foreign exchange contracts	$(2.5)	$(10.9)	Net revenue	$1.3	Interest and other income, net
		4.6	Operating expenses

Total	$(2.5)	$(6.3)		$1.3

(1)	Includes $1.0 million net gain recognized for the fiscal year ended January 31, 2010 due to previously forecasted transactions that did not occur within the originally specified time period or the additional period of time allowed.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Not Designated as Hedging Instruments	Amount and Location of Gain (Loss) Recognized in Income on Derivative
For the fiscal year ended January 31, 2010 Foreign exchange contracts	$0.9	Interest and other income, net

Note 3.    Fair Value Measurements

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

The Company’s investments held in the International Fund at January 31, 2010 are designated as Level 3 securities. The Company conducted its fair value assessment of the International Fund using Level 2 and Level 3 inputs. Management has reviewed the International Funds’ underlying securities portfolio which is substantially comprised of term deposits, money market funds, U.S. treasury bills and commercial paper. These securities are issued by highly-rated institutions. Normally, the Company would classify such investments within Level 2 of the fair value hierarchy. Management evaluated the fair value of its unit interest in the International Funds, considering risk of collection, timing and other factors. As a result of such evaluation, the Company has classified its holdings in the International Fund within Level 3 of the fair value hierarchy. These assumptions are inherently subjective and involve significant management judgment. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a pricing model, and some of the inputs to this model are unobservable in the market.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2010:

	Fair Value Measurements at January 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1) :
Certificates of deposit and time deposits	$64.0	$208.8	$—	$272.8
Commercial paper	—	299.5	—	299.5
Money market funds	—	49.4	—	49.4
Municipal securities	0.8	—	—	0.8
Marketable securities:
Commercial paper and corporate securities	115.9	69.0	—	184.9
Certificates of deposit and time deposits	20.0	4.6	—	24.6
U.S. government agency securities	18.0	—	—	18.0
Mutual funds	26.3	—	—	26.3
Municipal securities	10.5	—	—	10.5
Money market funds	—	—	10.0	10.0
Taxable auction-rate securities	—	—	7.6	7.6
U.S. treasury securities and sovereign debt	5.2	—	—	5.2
Other	0.4	—	—	0.4
Foreign currency derivative contracts(2)	—	4.3	—	4.3

Total	$261.1	$635.6	$17.6	$914.3

Liabilities
Foreign currency derivative contracts(3)	—	0.4	—	0.4

Total	$—	$0.4	$—	$0.4

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2009:

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1) :
Certificates of deposit and time deposits	$—	$340.0	$—	$340.0
Commercial paper	—	206.1	—	206.1
U.S. treasury securities	25.0	—		25.0
U.S. government agency securities	55.0	—	—	55.0
Money market funds	—	63.5	—	63.5
Marketable securities:
Certificates of deposit and time deposits	—	10.3	—	10.3
Mutual funds	19.9	—	—	19.9
Money market funds	—	—	33.3	33.3
Taxable auction-rate securities	—	—	7.6	7.6
Foreign currency derivative contracts(2)	—	2.1	—	2.1

Total	$99.9	$622.0	$40.9	$762.8

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets.

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal year ended January 31, 2010 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction-Rate Securities	Total
Balance at January 31, 2009	$33.3	$7.6	$40.9
Redemptions(1)	(23.3)	—	(23.3)

Balance at January 31, 2010	$10.0	$7.6	$17.6

(1)	Redemptions of $23.3 million from the Reserve Funds.

Note 4. Employee and Director Stock Plans

Stock Plans

As of January 31, 2010, Autodesk maintained two active stock option plans for the purpose of granting stock awards to employees and to non-employee members of Autodesk’s Board of Directors, the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2000 Directors’ Option Plan, as

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended (“2000 Plan”), which is available only to non-employee directors. Additionally, there are six expired or terminated plans with options outstanding, including the 2006 Stock Plan (“2006 Plan”), which was replaced by the 2008 Plan in March 2008.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007 and became effective in March 2008. Under this plan, 16.5 million shares of Autodesk common stock, and 0.48 million shares that remained available for issuance under the 2006 Stock Plan upon its expiration, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. At January 31, 2010, 6.7 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011. The 2000 Plan, which was approved by the stockholders in June 2000, allows for an automatic annual grant of stock awards to non-employee members of Autodesk’s Board of Directors. At January 31, 2010, 0.6 million shares were available for future issuance. The 2000 Plan expired on March 15, 2010.

Options granted under the 2008 Plan and the 2000 Plan vest over periods ranging from one to four years and generally expire within four to seven years from the date of grant. During fiscal 2010 and 2009, the exercise price of all stock options granted under these plans is equal to the fair market value of the stock on the grant date.

On June 11, 2009, Autodesk’s stockholders approved the 2010 Outside Directors’ Stock Plan (“2010 Plan”), which became effective March 16, 2010. The 2010 Plan reserves 2.5 million shares of Autodesk common stock, plus up to 0.5 million shares available, but not previously granted, under the 2000 Plan. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. The 2010 Plan will expire in March 2020.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2010 is as follows:

	Number of Shares	Weighted average price per share
	(in thousands)
Options outstanding at January 31, 2009	26,818	$30.13
Granted	6,766	15.20
Exercised	(2,036)	12.18
Canceled	(2,465)	34.30

Options outstanding at January 31, 2010	29,083	$27.56

Options exercisable at January 31, 2010	17,027	$29.44

Options available for grant at January 31, 2010	7,320

The total pre-tax intrinsic value of options exercised was $18.8 million in fiscal 2010, $46.7 million in fiscal 2009 and $308.5 million in fiscal 2008. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during fiscal 2010, 2009 and 2008, calculated as of the

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock option grant date using the Black-Scholes-Merton option pricing model, was $6.13, $9.82 and $14.41 per share, respectively. As of January 31, 2010, total compensation cost related to non-vested options not yet recognized of $53.1 million is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about options outstanding and exercisable at January 31, 2010:

	Options Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.61 – $13.84	3,458		$9.19		6,165		$10.56
$14.15 – $22.40	2,106		18.32		5,985		17.48
$23.56 – $32.90	3,942		30.57		6,815		31.02
$33.16 – $45.29	6,864		40.58		9,271		40.92
$47.24 – $49.80	657		48.43		847		48.59

	17,027	3.0	$29.44	$62.0	29,083	4.0	$27.56	$119.4

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $23.79 per share as of January 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through December 2016.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the fiscal year ended January 31, 2010 is as follows:

	Non-vested Stock	Weighted average grant date fair value
	(in thousands)
Non-vested restricted stock at January 31, 2009	133	$38.08
Awarded	744	22.71
Vested	(22)	17.89

Non-vested restricted stock at January 31, 2010	855

During the fiscal year ended January 31, 2010, Autodesk granted 713,822 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to the third anniversary of the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights, until the units have vested. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock units of $1.9 million and $0.6 million during fiscal years ended January 31, 2010 and 2009, respectively. As of January 31, 2010, total compensation cost related to non-vested awards not yet recognized of $12.1 million is expected to be recognized over a weighted average period of 1.8 years. At January 31, 2010, the number of units granted but unvested was 824,694.

During the fiscal year ended January 31, 2010, Autodesk issued 30,001 restricted stock awards under the 2000 Plan. The restricted stock awards vest on the first anniversary of the date of grant. Restricted stock awards are

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.7 million and $0.4 million during fiscal years ended January 31, 2010 and 2009, respectively. As of January 31, 2010, total compensation cost related to non-vested awards not yet recognized of $0.2 million is expected to be recognized over a weighted average period of 0.4 years. At January 31, 2010, the number of awards granted but unvested was 30,001.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At January 31, 2010, a total of 26.4 million shares were available for future issuance. This amount will automatically be increased on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018. Autodesk recorded $26.6 million, $23.1 million and $31.2 million of compensation expense associated with the ESP Plan in fiscal 2010, 2009 and 2008, respectively.

Under the ESP Plan, Autodesk issued 3.1 million shares at an average price of $14.41 per share in fiscal 2010, 2.1 million shares at an average price of $27.32 per share in fiscal 2009, and 0.8 million shares at an average price of $28.96 per share in fiscal 2008. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2010, 2009 and 2008, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $7.19, $10.40 and $16.77 per share, respectively.

At January 31, 2010, a total of 33.7 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase plans.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2010 (number of securities in thousands).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,724	$27.50	33,690	(1)
Equity compensation plans not approved by security holders(2)	1,183	9.95	—

Total	29,907	$26.80	33,690

(1)	Included in this amount are 26.4 million securities available for future issuance under Autodesk’s ESP Plan.
(2)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2010	2009	2008
Federal:
Current	$12.3	$20.9	$5.4
Deferred	(33.0)	0.7	50.0
State:
Current	3.0	5.9	2.0
Deferred	7.1	(0.7)	10.4
Foreign:
Current	34.1	54.2	50.4
Deferred	3.2	(12.1)	(4.4)

	$26.7	$68.9	$113.8

During fiscal year 2009, the Company reduced its current Federal and state taxes payable by $2.7 million primarily related to excess tax benefits from non-qualified stock options, offsetting additional paid-in capital. Pursuant to accounting standards related to stock-based compensation, the Company has unrecorded excess stock option tax benefits of $143.6 million as of January 31, 2010. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $253.9 million in fiscal 2010, $298.5 million in fiscal 2009, and $425.3 million in fiscal 2008.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2010	2009	2008
Income tax provision at U.S. Federal statutory rate	$29.7	$88.3	$164.5
State income tax expense (benefit), net of the U.S. Federal benefit	(0.6)	(1.5)	3.6
Foreign income taxed at rates different from the U.S. statutory rate	(22.7)	(55.6)	(64.7)
Valuation allowance	14.9	(0.2)	(0.3)
Non-deductible stock-based compensation	11.7	11.8	15.8
Research and development tax credit benefit	(4.7)	(6.9)	(5.8)
Tax benefit from closure of income tax audits and decreases in uncertain tax positions	(2.5)	(6.2)	(3.0)
Officer compensation in excess of $1.0 million	0.3	0.2	0.7
Goodwill impairment	—	30.6	—
Non-deductible in-process research and development charge	—	7.0	—
Extraterritorial income exclusion	—	—	0.6
Other	0.6	1.4	2.4

	$26.7	$68.9	$113.8

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2010	2009
Nonqualified stock options	$57.5	$49.9
Research and development tax credit carryforwards	55.7	45.8
Foreign tax credit carryforwards	26.8	0.7
Accrued compensation and benefits	25.7	31.9
Other accruals not currently deductible for tax	17.8	13.4
Purchased technology and capitalized software	12.7	21.8
Fixed assets	12.0	14.2
Tax loss carryforwards	11.3	12.4
Capitalized research and development expenditures	3.4	5.2
Reserves for product returns and bad debts	2.1	3.4
Other	2.2	5.7

Total deferred tax assets	227.2	204.4
Less: valuation allowance	(39.0)	(24.7)

Net deferred tax assets	188.2	179.7

Purchased technology and capitalized software	—	(22.0)
Unremitted earnings of foreign subsidiaries	(42.1)	(24.0)

Total deferred tax liability	(42.1)	(46.0)

Net deferred tax assets	$146.1	$133.7

The valuation allowance increased by $14.3 million, $8.5 million and $8.8 million in fiscal 2010, 2009 and 2008, respectively. The fiscal 2010 increase was primarily related to California deferred taxes. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, Autodesk expects that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized. The fiscal 2009 and fiscal 2008 increases were primarily related to Canadian deferred taxes, which Autodesk does not expect to realize.

No provision has been made for Federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $870.1 million at January 31, 2010) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2010, the net unrecognized deferred tax liability for these earnings was approximately $276.2 million.

Realization of the Company’s net deferred tax assets of $146.1 million is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 31, 2010, Autodesk had $21.9 million of cumulative Federal tax loss carryforwards, and $305.7 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These Federal and state tax loss carryforwards will expire beginning fiscal 2012 through fiscal 2029 and fiscal 2011 through fiscal 2030, respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2010, Autodesk had $62.9 million of cumulative Federal research tax credit carryforwards, $34.3 million of cumulative California state research tax credit carryforwards and $43.4 million of cumulative Canadian Federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The Federal credit carryforwards will expire beginning fiscal 2012 through fiscal 2030, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2012 through fiscal 2030. Autodesk also has $112.2 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2017 through fiscal 2020.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates through fiscal 2019. The income tax benefits attributable to the tax status of these business arrangements are estimated to be zero in fiscal 2010, $0.3 million ($0.001 basic net income per share) in fiscal 2009 and $9.0 million ($0.04 basic net income per share) in fiscal 2008. The income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

During fiscal 2010, Autodesk recognized income tax expense of approximately $17.7 million primarily related to a change in the expected future tax rates and the establishment of a valuation allowance against California deferred taxes of $20.2 million partially offset by the closure of audits and other decreases in uncertain tax positions with respect to fiscal 2003 of $2.5 million.

During fiscal 2009, Autodesk recognized income tax benefits of approximately $6.1 million primarily related to closure of audits and other decreases in uncertain tax positions with respect to fiscal 2002 through fiscal 2008.

During fiscal 2008, Autodesk recognized income tax benefits of approximately $3.0 million primarily related to the lapse of foreign statute of limitations with respect to uncertain tax positions that relate to fiscal 2001.

As of January 31, 2010, the Company had $178.2 million of gross unrecognized tax benefits, of which $165.2 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2010	2009	2008
Gross unrecognized tax benefits at the beginning of the fiscal year	$169.4	$152.4	$137.7
Increases for tax positions of prior years	3.1	1.2	2.7
Decreases for tax positions of prior years	(1.9)	(7.0)	—
Increases for tax positions related to the current year	11.1	25.8	15.5
Decreases for lapse of statute of limitations	(3.5)	(3.0)	(3.5)

Gross unrecognized tax benefits at the end of the fiscal year	$178.2	$169.4	$152.4

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of fiscal 2009 beginning and ending gross unrecognized tax benefits is updated to reflect the correction of an overstatement in the increases for tax positions related to the current year.

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.2 million, $2.4 million and $2.7 million, net of tax benefit, accrued for interest and zero accrued for penalties related to unrecognized tax benefits as of January 31, 2010, 2009 and 2008, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. The Company’s U.S. and state income tax returns for fiscal year 2003 through fiscal year 2010 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2001 to 2010.

Note 6.    Deferred Compensation

At January 31, 2010, Autodesk had marketable securities totaling $287.5 million, of which $26.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $26.3 million at January 31, 2010, of which $1.1 million was classified as current and $25.2 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2009 was $19.9 million. The total related deferred compensation liability at January 31, 2009 was $19.9 million, of which $1.2 million was classified as current and $18.7 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

Note 7.    Borrowing Arrangements

Autodesk had no outstanding borrowings on its lines of credit as of January 31, 2010. As of January 31, 2009, Autodesk had $52.1 million of outstanding borrowings, which were recorded in “Borrowings under line of credit” on the balance sheet. This balance related to two lines of credit, a U.S. line of credit and a China line of credit.

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain its financial covenants. At January 31, 2010, Autodesk had no outstanding borrowings on this line of credit. At January 31, 2009, Autodesk had $50.0 million of outstanding borrowings on this line of credit. Autodesk drew on the U.S. line of credit during fiscal 2009 due to temporary differences between cash needs and cash availability in the U.S. During fiscal 2009 Autodesk principally used the facility to fund the 8.0 million share stock repurchase and for the acquisition of Moldflow. This facility expires in August 2012.

Autodesk’s China line of credit facility, which contains customary covenants, permits unsecured short-term borrowings of up to $5.0 million, and is available for working capital needs. At January 31, 2010, Autodesk had no outstanding borrowings on this line of credit. At January 31, 2009, Autodesk had $2.1 million of outstanding borrowings on this line of credit. Autodesk drew on this line of credit during fiscal 2009 due to temporary differences between cash needs and cash availability in China. The China facility is a short-term revolving facility which may be canceled or called at any time with 30 days’ written notice.

The weighted average interest rate on Autodesk’s line of credit facilities was 1.01% at January 31, 2009.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Commitments and Contingencies

Leases

Autodesk leases office space and computer equipment under noncancellable operating lease agreements. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for fiscal years ended January 31 are as follows:

2011	$60.1
2012	42.4
2013	33.5
2014	21.3
2015	15.4
Thereafter	51.1

223.8
Less: Sublease income	(5.1)

$218.7

Autodesk leases office space under arrangements expiring through 2023. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. Autodesk leases computer equipment under arrangements expiring through 2014. Rent expense is recognized on a straight-line basis over the lease period. Rent expense was $56.8 million in fiscal 2010, $73.1 million in fiscal 2009 and $49.6 million in fiscal 2008.

Purchase commitments

Autodesk, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2010 were approximately $58.3 million for periods through fiscal 2015. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services. Of the total purchase commitments, $16.9 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time lapses during the five-year contract period.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $16.5 million in fiscal 2010, $17.1 million in fiscal 2009 and $14.9 million in fiscal 2008.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9.    Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2010, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders. During fiscal 2010, Autodesk repurchased and retired 2.7 million shares at an average repurchase price of $23.63 per share, 8.0 million shares in fiscal 2009 at an average repurchase price of $32.06 per share and 12.1 million shares in fiscal 2008 at an average repurchase price of $46.43. Common stock and additional paid-in capital and retained earnings were reduced by $36.4 million and $26.8 million, respectively for the year ended January 31, 2010 and $96.1 million and $160.5 million, respectively, for the year ended January 31, 2009, as a result of the stock repurchases.

At January 31, 2010, 13.5 million shares remained available for repurchase under repurchase plans approved by the Board of Directors. In fiscal 2010, 2009 and 2008, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Interest and Other Income, net

Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2010	2009	2008
Interest and investment income, net	$10.0	$13.6	$33.4
Investment impairment	—	(5.9)	(4.0)
Gain (loss) foreign currency	5.0	(1.0)	0.2
Gain (loss) on cost method investment	—	—	(5.0)
Loss from unconsolidated subsidiary	—	—	(3.4)
Other income (expense)	4.1	1.3	3.2

	$19.1	$8.0	$24.4

Note 11.    Comprehensive Income

The components of other comprehensive income, net of taxes, were as follows:

	January 31,
	2010	2009	2008
Net income	$58.0	$183.6	$356.2
Other comprehensive income (loss):
Net gain (loss) on derivative instruments, net of tax	2.5	(0.2)	—
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	1.5	0.4	(0.4)
Change in unfunded portion of pension plans	(5.9)	—	—
Net change in cumulative foreign currency translation gain (loss)	9.6	(25.2)	17.8

Total other comprehensive income (loss)	7.7	(25.0)	17.4

Total comprehensive income	$65.7	$158.6	$373.6

Accumulated other comprehensive income (loss), net of taxes, was comprised of the following at January 31:

	January 31,
	2010	2009	2008
Net gain (loss) on derivative instruments	$2.3	$(0.2)	$—
Net unrealized gain (loss) on available-for-sale securities	1.5	—	(0.4)
Unfunded portion of pension plans	(5.9)	—	—
Foreign currency translation adjustments	(1.4)	(11.0)	14.2

	$(3.5)	$(11.2)	$13.8

Note 12.    Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period, including restricted stock awards and excluding stock options and restricted stock units. Diluted net income per share is based upon the weighted average shares of common stock outstanding for

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Fiscal Year Ended January 31,
	2010	2009	2008
Numerator:
Net income	$58.0	$183.6	$356.2

Denominator:
Denominator for basic net income per share—weighted average shares	228.7	225.5	230.3
Effect of dilutive securities	3.4	4.6	11.7

Denominator for dilutive net income per share	232.1	230.1	242.0

Basic net income per share	$0.25	$0.81	$1.55

Diluted net income per share	$0.25	$0.80	$1.47

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For the fiscal years ended January 31, 2010, 2009 and 2008, 21.3 million, 15.8 million and 6.8 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

Note 13.    Segments

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

The PSEB, AEC and MFG segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. Our M&E segment derives revenue from the sale of products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

PSEB includes Autodesk’s horizontal design product AutoCAD product. Autodesk’s AutoCAD product is a platform product that underpins the Company’s vertical design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s AutoCAD product also provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s horizontal design products, AutoCAD and AutoCAD LT, as well as many of Autodesk’s vertical design products.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, and sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Revit, AutoCAD Civil 3D, AutoCAD Architecture and AutoCAD Map 3D products.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that brings together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor, AutoCAD Mechanical and Autodesk Moldflow products.

M&E is comprised of two product groups: Animation, including design visualization, and Advanced Systems. Animation products, such as Autodesk 3ds Max and Autodesk Maya, provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing, for design visualization, visual effects and games production. Advanced Systems products provide editing, finishing and visual effects design and color grading.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2010	2009	2008
Net revenue:
Platform Solutions and Emerging Business	$624.0	$900.8	$891.0
Architecture, Engineering and Construction	513.3	641.4	586.1
Manufacturing	386.9	488.4	417.9
Media and Entertainment	189.1	262.1	258.7
Other(1)	0.4	22.5	18.2

	$1,713.7	$2,315.2	$2,171.9

Gross profit:
Platform Solutions and Emerging Business	$589.7	$860.7	$848.0
Architecture, Engineering and Construction	465.2	592.7	545.3
Manufacturing	358.4	456.9	384.1
Media and Entertainment	144.4	197.6	191.8
Unallocated(2)	(35.8)	(11.8)	(5.0)

	$1,521.9	$2,096.1	$1,964.2

Depreciation and amortization:
Platform Solutions and Emerging Business	$3.1	$2.4	$2.7
Architecture, Engineering and Construction	1.8	2.1	2.0
Manufacturing	2.5	2.6	4.4
Media and Entertainment	1.8	2.5	2.8
Unallocated	102.3	82.8	49.4

	$111.5	$92.4	$61.3

(1)	Other primarily consisted of revenue from Autodesk’s Location Services division, which Autodesk disposed of in February 2009.
(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2010	2009	2008
Net revenue:
Americas
U.S.	$527.5	$646.4	$682.0
Other Americas	126.9	135.9	121.5

Total Americas	654.4	782.3	803.5

Europe, Middle East and Africa	671.1	1,003.4	875.5

Asia Pacific
Japan	171.1	213.2	183.1
Other Asia Pacific	217.1	316.3	309.8

Total Asia Pacific	388.2	529.5	492.9

Total net revenue	$1,713.7	$2,315.2	$2,171.9

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31,
	2010	2009
Long-lived assets(1):
Americas
U.S.	$611.3	$463.1
Other Americas	78.9	283.6

Total Americas	690.2	746.7

Europe, Middle East and Africa
Switzerland	49.3	55.5
Other Europe, Middle East and Africa	56.9	52.2

Total Europe, Middle East and Africa	106.2	107.7

Asia Pacific	43.7	45.0

Total long-lived assets	$840.1	$899.4

(1)	Long-lived assets exclude investments in subsidiaries, deferred tax assets and marketable securities.

Note 14.    Business Combinations

The results of operations of the following acquisitions are included in the accompanying Consolidated Statements of Operations since the acquisition dates, and the related assets and liabilities were recorded based upon their relative fair values at their respective acquisition dates. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s Consolidated Financial Statements either individually or in the aggregate.

Fiscal 2010 Acquisitions

PlanPlatform

In November 2009, Autodesk acquired all of the outstanding shares of PlanPlatform Ltd. (“PlanPlatform”), based in Tel Aviv, Israel. PlanPlatform was engaged in the business of designing and developing a web collaboration tool for AutoCAD. The acquisition of PlanPlatform further expanded Autodesk’s expertise in emerging technologies and remote application delivery and provided a design team with knowledge of web-based design applications. Autodesk incorporated PlanPlatform into its PSEB segment.

Management’s allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, was as follows:

PlanPlatform:
In-process research and development	$1.3
Goodwill	14.1
Net tangible assets	2.6

$18.0

In-process research and development represents incomplete research and development projects that had not reached technological feasibility. Total in-process research and development related to PlanPlatform of $1.3 million was capitalized and will be held as an indefinite lived asset and tested at least annually for impairment until such time that technological feasibility is achieved.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $14.1 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is deductible for tax purposes.

Fiscal 2009 Acquisitions

Moldflow

In June 2008, Autodesk acquired Moldflow Corporation (“Moldflow”), based in Framingham, Massachusetts. Moldflow software solutions are used for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added simulation and optimization capabilities to Autodesk’s digital prototyping solution portfolio. Autodesk acquired Moldflow for $22.00 per share, or approximately $183.5 million cash, net of cash acquired. The acquisition was structured as a cash tender offer for all the outstanding shares of Moldflow common stock. Autodesk incorporated Moldflow into Autodesk’s MFG segment.

Management’s allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, was as follows:

Developed technologies (6 year useful life)	$33.1
Customer relationships (6 year useful life)	32.6
Trade name (6 year useful life)	6.9
In-process research and development	16.2
Goodwill	125.7
Deferred revenue	(3.0)
Restructuring reserve	(2.9)
Deferred tax assets	7.0
Deferred tax liabilities	(30.7)
Net tangible assets	94.3

$279.2

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to Moldflow of $16.2 million was expensed to research and development during fiscal 2009 on the Consolidated Statement of Operations.

Customer relationships represent the underlying relationships and agreements with Moldflow’s existing customers. Trade name represents the estimated fair value of Moldflow’s trade name and trademarks. The $125.7 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from Moldflow in connection with this acquisition. As of January 31, 2010, these support and maintenance obligations have been fulfilled. Autodesk management approved a restructuring plan directly resulting from the Moldflow acquisition and involving the elimination of employees and consolidation of facilities (“Moldflow Restructuring Plan”). The total restructuring reserve established for this plan was reflected as an allocation item in the total purchase price consideration of the acquisition. The Moldflow Restructuring Plan was established in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The total estimated cost of the Moldflow Restructuring Plan was $2.9 million for severance, outplacement and facilities consolidation costs.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Softimage

In November 2008, Autodesk acquired Softimage, based in Montreal, Canada. The Softimage acquisition provided technology for the film, television and games markets. Autodesk acquired Softimage for approximately $35.1 million cash. Autodesk incorporated Softimage into Autodesk’s M&E segment.

Developed technologies (3 year useful life)	$4.0
Customer relationships (5 year useful life)	4.8
Trade name (4 year useful life)	1.0
In-process research and development	5.0
Goodwill	—
Net tangible assets	(0.7)

$14.1

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to Softimage of $5.0 million was expensed to research and development during fiscal 2009 on the Consolidated Statement of Operations.

Customer relationships represent the underlying relationships and agreements with Softimage’s existing customers. Trade name represents the estimated fair value of Softimage’s trade name and trademarks. The $21.0 million of goodwill associated with the acquisition of substantially all the assets of Softimage was written off in the first quarter of fiscal 2010. See Note 1, “Business and Summary of Significant Accounting Policies” for further discussion of this impairment.

ALGOR

In January 2009, Autodesk acquired ALGOR, Inc. (“ALGOR”), based in Pittsburgh, Pennsylvania. The ALGOR acquisition provided analysis and simulation tools that help mechanical engineers make products at a lower cost. The acquisition is expected to strengthen the Autodesk solution for digital prototyping with new advanced simulation functionality, including multiphysics, mechanical event simulation and fluid flow. Autodesk acquired ALGOR for approximately $30.4 million cash, net of cash acquired. Autodesk incorporated ALGOR into Autodesk’s MFG segment.

Developed technologies (5 year useful life)	$6.5
Customer relationships (7 year useful life)	7.3
Trade name (7 year useful life)	1.1
In-process research and development	3.9
Goodwill	16.6
Deferred revenue	(1.3)
Deferred tax assets	1.3
Deferred tax liabilities	(3.9)
Net tangible assets	3.2

$34.7

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Total in-process research and development related to ALGOR of $3.9 million was expensed to research and development during fiscal 2009 on the Consolidated Statement of Operations.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer relationships represent the underlying relationships and agreements with ALGOR’s existing customers. Trade name represents the estimated fair value of ALGOR’s trade name and trademarks. The $16.6 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is not deductible for tax purposes. Deferred revenue represents the estimated fair value of the support and maintenance obligations assumed from ALGOR in connection with this acquisition. As of January 31, 2010, these support and maintenance obligations have been fulfilled.

Other Fiscal 2009 Acquisitions

In addition, during the fiscal year ended January 31, 2009, Autodesk completed seven other acquisitions, including companies that designed, developed, manufactured and marketed artificial intelligence middleware, image-based creation software, building information modeling software, sustainable building design software, intelligent urban modeling software and database oriented electrical computer-aided design software for approximately $115.4 million, net of cash acquired. Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities, is as follows:

Developed technologies (2.5 – 7 year useful life)	$23.4
Customer relationships (5 – 7 year useful life)	15.0
Trade name (6 – 7 year useful life)	2.3
In-process research and development	1.8
Goodwill	71.4
Net tangible assets	3.8

$117.7

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. The total in-process research and development amount was recorded during fiscal 2009 in research and development on the Consolidated Statement of Operations.

Note 15.    Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $7.1 million in fiscal 2010, $7.8 million in fiscal 2009 and $8.6 million in fiscal 2008. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides certain defined benefit pension plans to employees primarily located in countries outside of the U.S. The Company deposits funds for certain of these plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrue for the unfunded portion of the obligation, where material. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability related to the funded status of the plans was approximately $12.5 million and $8.3 million as of January 31, 2010 and 2009, respectively. The projected benefit obligation was $36.2 million and $29.1 million as of January 31, 2010 and 2009, respectively. The related fair value of plan assets was $23.7

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $20.8 million as of January 31, 2010 and 2009, respectively. Our practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Our contributions were approximately $3.4 million, $3.2 million and $3.0 million in fiscal 2010, 2009 and 2008, respectively. Our estimated future benefit payments are an aggregate $10.9 million for fiscal 2011 through fiscal 2015 and an aggregate of $10.4 million for fiscal 2016 through fiscal 2020. Autodesk recorded $5.9 million of unrealized changes in the unfunded portion of Autodesk’s defined benefit plans in fiscal 2010. The unrealized changes in the unfunded portion of Autodesk’s defined benefit plans were not recorded in years prior to fiscal 2010 because the amounts were immaterial.

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $8.2 million in fiscal 2010, $12.0 million in fiscal 2009 and $8.2 million in fiscal 2008.

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 6, “Deferred Compensation,” for further discussion.

Note 16.    Restructuring Reserves

In the fourth quarter of fiscal 2009, Autodesk initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 700 globally and resulted in the consolidation of approximately 27 leased facilities (“Fiscal 2009 Plan”).

During the second quarter of fiscal 2010, Autodesk initiated an additional restructuring program in order to reduce its operating expenses. This plan resulted in a staff reduction of approximately 430 positions globally and resulted in the consolidation of approximately 32 leased facilities around the world (“Fiscal 2010 Plan”).

In connection with these restructuring plans, Autodesk recorded restructuring and impairment charges of $48.2 million and $40.2 million during the fiscal years ended January 31, 2010 and 2009, respectively. Of these amounts, $24.3 million and $36.7 million were recorded for one-time termination benefits and other costs during fiscal 2010 and 2009, respectively, and $23.9 million and $3.5 million were recorded for facilities-related costs during fiscal 2010 and 2009, respectively. The one-time termination benefits have substantially been paid as of January 31, 2010. Autodesk expects to pay the facility related liabilities through fiscal 2018.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2010 and 2009.

	Balance at January 31, 2009	Additions	Payments	Adjustments(1)	Balance at January 31, 2010
Fiscal 2010 Plan
Employee termination costs	$—	$20.0	$(18.2)	$(1.0)	$0.8
Lease termination and asset costs	—	9.9	(3.4)	(0.4)	6.1

Fiscal 2009 Plan
Employee termination costs	35.4	5.8	(37.8)	(2.4)	1.0
Lease termination and asset costs	2.8	12.2	(6.7)	(0.1)	8.2

Other
Employee termination costs	0.9	0.3	(0.4)	(0.4)	0.4
Lease termination costs	4.8	0.7	(1.8)	(0.8)	2.9

Total	$43.9	$48.9	$(68.3)	$(5.1)	$19.4

Current portion(2)	$38.4				$11.4
Non-current portion(2)	5.5				8.0

Total	$43.9				$19.4

	Balance at January 31, 2008	Additions	Charges Utilized	Adjustments(1)	Balance at January 31, 2009
Fiscal 2009 Plan
Employee termination costs	$—	$36.7	$(1.3)	$—	$35.4
Lease termination and asset costs	—	2.8	—	—	2.8

Other
Employee termination costs	0.8	1.6	(1.5)	—	0.9
Lease termination costs	4.8	1.9	(1.9)	—	4.8

Total	$5.6	$43.0	$(4.7)	$—	$43.9

Current portion(2)	$1.7				$38.4
Non-current portion(2)	3.9				5.5

Total	$5.6				$43.9

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2010 and 2009 is as follows:

2010	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$425.8	$414.9	$416.9	$456.1	$1,713.7
Gross profit	373.5	364.8	371.9	411.7	1,521.9
Income (loss) before income taxes	(19.4)	13.4	32.0	58.7	84.7
Net income (loss)	(32.1)	10.5	29.5	50.1	58.0
Basic net income (loss) per share	$(0.14)	$0.05	$0.13	$0.22	$0.25
Diluted net income (loss) per share	$(0.14)	$0.05	$0.13	$0.21	$0.25

2009	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$598.8	$619.5	$607.1	$489.8	$2,315.2
Gross profit	540.8	559.8	554.2	441.3	2,096.1
Income (loss) before income taxes	126.8	125.1	136.2	(135.6)	252.5
Net income (loss)	94.6	89.8	104.5	(105.3)	183.6
Basic net income (loss) per share	$0.42	$0.40	$0.46	$(0.47)	$0.81
Diluted net income (loss) per share	$0.41	$0.39	$0.45	$(0.47)	$0.80

The first, second, third and fourth quarters of fiscal 2010 include stock-based compensation expense of $23.0 million, $21.4 million, $30.3 million and $18.9 million, respectively. Results for the first quarter of fiscal 2010 include a $21.0 million charge for goodwill impairment. The first, second, third and fourth quarters of fiscal 2010 include restructuring charges of $16.5 million, $26.4 million, $4.9 million and $0.4 million, respectively. Results for the first, second, third and fourth quarters of fiscal 2010 include amortization of acquisition-related intangibles of $14.7 million, $15.0 million, $15.1 million and $13.6 million, respectively. Autodesk also recognized a discrete non-cash tax charge of $21.0 million during the first quarter of fiscal 2010 related to a change in expected future tax rates and the establishment of a valuation allowance against California deferred tax assets.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 19, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 of Autodesk, Inc. and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 19, 2010

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, as of January 31, 2010, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

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

None.

PART III

Certain information required by Part III is omitted from this Report because the Registrant will file a definitive proxy statement pursuant to Regulation 14A for Registrant’s Annual Meeting of Stockholders, not later than 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”) and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 19, 2010 regarding our executive officers.

Name	Age	Position
Carl Bass	52	Chief Executive Officer, President
Mark J. Hawkins	50	Executive Vice President, Chief Financial Officer
George M. Bado	55	Executive Vice President, Sales and Services
Jan Becker	57	Senior Vice President, Human Resources and Corporate Real Estate
Jay Bhatt	41	Senior Vice President, Architecture, Engineering and Construction
Chris Bradshaw	47	Senior Vice President, Chief Marketing Officer
Moonhie Chin	52	Senior Vice President, Strategic Planning and Operations
Pascal W. Di Fronzo	45	Senior Vice President, General Counsel and Secretary
Amar Hanspal	46	Senior Vice President, Platform Solutions and Emerging Business
Robert Kross	56	Senior Vice President, Manufacturing
Marc Petit	45	Senior Vice President, Media and Entertainment

Carl Bass joined Autodesk in September 1993 and serves as Chief Executive Officer and President. Mr. Bass was named Chief Executive Officer in May 2006. Mr. Bass served as Interim Chief Financial Officer from August 2008 to April 2009. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk. Mr. Bass is also a director of McAfee, Inc.

Mark J. Hawkins joined Autodesk in April 2009 and serves as Executive Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Hawkins was Chief Financial Officer and Senior Vice President of Finance and Information Technology at Logitech International S.A. from April 2006 to April 2009. Previously he was with Dell Inc. for six years, most recently serving as Vice President of Finance for worldwide procurement and logistics. Prior to joining Dell, Mr. Hawkins was employed by Hewlett-Packard Company for 18 years in finance and business-management roles.

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

Jay Bhatt joined Autodesk in August 2001 and serves as Senior Vice President, Architecture, Engineering and Construction. From August 2001 to February 2004, Mr. Bhatt served as Vice President, Corporate Development and Strategic Planning. From March 2000 to July 2001, he served as Chief Financial Officer and senior vice president of Business Development of Buzzsaw.com, Inc., a spin-off of Autodesk. Prior to that, Mr. Bhatt worked as an investment banker and as a transactional attorney.

Chris Bradshaw joined Autodesk in September 1991 and has served as Senior Vice President, Chief Marketing Officer since September 2007. Prior to this, Mr. Bradshaw served as Senior Vice President, Worldwide Marketing from March 2007 to September 2007, as Vice President of Worldwide Marketing from January 2007 to March 2007, as Vice President of Autodesk’s Infrastructure Solutions Division (ISD) from February 2003 to January 2007, and from August 2001 to January 2003, he was Vice President of Autodesk Building Collaboration Services. He served as senior vice president of sales and marketing for Buzzsaw.com, Inc., a spin-off of Autodesk, from September 1999 to August 2001 and as sales development director for Autodesk’s AEC (Architecture, Engineering and Construction) products in the Asia Pacific region from July 1997 to August 1999. He has also held other executive and non-executive positions at Autodesk.

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

Robert Kross has served as Senior Vice President, Manufacturing since March 2007. Since joining Autodesk in November 1993, Mr. Kross has served as Vice President of the Manufacturing Division from December 2002 to March 2007 and a director in the Manufacturing Division from February 1998 to December 2002. Prior to that, he was President and co-founder of Woodbourne Inc., a provider of parametric design tools that was acquired by Autodesk in 1993.

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

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2010, 2009 and 2008, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Year
	(in millions)
Fiscal year ended January 31, 2010
Allowance for doubtful accounts	$8.6	$1.7	$5.7	$4.6
Product returns reserves	12.5	42.9	43.6	11.8
Restructuring	43.9	48.9	73.4	19.4

Fiscal year ended January 31, 2009
Allowance for doubtful accounts	$7.8	$5.1	$4.3	$8.6
Product returns reserves	14.3	53.1	54.9	12.5
Restructuring	5.6	43.0	4.7	43.9

Fiscal year ended January 31, 2008
Allowance for doubtful accounts	$9.9	$(0.6)	$1.5	$7.8
Product returns reserves	18.2	43.3	47.2	14.3
Restructuring	6.0	1.3	1.7	5.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/S/ CARL BASS
Carl Bass
Chief Executive Officer and President

Dated: March 19, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Bass and Mark J. Hawkins each as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 19, 2010.

Signature	Title

/s/ CARL BASS Carl Bass	Chief Executive Officer and President (Principal Executive Officer)

/s/ MARK J. HAWKINS Mark J. Hawkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director (Non-executive Chairman of the Board)

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director

Sean M. Maloney	Director

/s/ ELIZABETH NELSON Elizabeth Nelson	Director

/s/ CHARLES ROBEL Charles Robel	Director

/s/ STEVEN M. WEST Steven M. West	Director

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 1, 2008, by and among Autodesk, Inc., Switch Acquisition Corporation and Moldflow Corporation (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on May 2, 2008)

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009)

10.1*	Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

10.2*	Registrant’s 1996 Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended on September 17, 2009 (filed herewith)

10.4*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Form of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.6*	Registrant’s 2000 Directors’ Option Plan, as amended (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.7*	Registrant’s 2000 Directors’ Option Plan Forms of Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.8*	Registrant’s 2006 Employee Stock Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.9*	Registrant’s 2006 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007)

10.10*	Registrant’s 2008 Employee Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2007)

10.11*	Registrant’s 2008 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.12*	Registrant’s 2008 Employee Stock Plan Form of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 6, 2009)

10.13*	Registrant’s 2008 Employee Stock Plan Forms of Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.14*	Registrant’s 2008 Employee Stock Plan Forms of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

Exhibit No.	Description
10.15*	Text of amendment to certain stock option agreements (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2006)

10.16*	Amendments to certain stock option agreements (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.17*	Registrant’s 2010 Outside Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009)

10.18*	Form of Promise to Make Cash Payment and Option Amendment (U.S. Employees) (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.19*	Form of Promise to Make Cash Payment and Option Amendment (Canadian Employees) (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.20*	Executive Incentive Plan (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

10.21*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2008, as further amended and restated, effective as of December 31, 2008, as further amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009)

10.22*	Executive officers’ target awards and payout formulas for fiscal year 2010 under the Registrant’s Autodesk Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on May 1, 2009)

10.23*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.22 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.24*	Description of annual cash compensation paid to non-employee directors (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on June 14, 2006 and Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 18, 2009)

10.25*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.26*	Amended and Restated Employment Agreement between Registrant and Carl Bass dated December 12, 2008 (incorporated by reference to Exhibit 10.26 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.27*	Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008)

10.28*	Autodesk Incentive Plan Fiscal Year 2010 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009)

10.29	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.30	Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (filed herewith)

10.31	Credit Agreement between Registrant and CITIBANK, N.A. dated as of August 30, 2005 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2007)

21.1	List of Subsidiaries (filed herewith)

105

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.