Form 10-Q
period 2010-04-30
AUTODESK INC
filed 2010-06-04
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

As of May 28, 2010, there were 229,463,291 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2010	2009
Net revenue:
License and other	$279.8	$243.6
Maintenance	194.8	182.2

Total net revenue	474.6	425.8

Cost of revenue:
Cost of license and other revenue	41.2	44.1
Cost of maintenance revenue	10.1	8.2

Total cost of revenue	51.3	52.3

Gross profit	423.3	373.5
Operating expenses:
Marketing and sales	186.5	183.9
Research and development	127.2	121.5
General and administrative	51.7	50.0
Impairment of goodwill	—	21.0
Restructuring charges	7.1	16.5

Total operating expenses	372.5	392.9

Income (loss) from operations	50.8	(19.4)
Interest and other income (expense), net	(3.4)	—

Income (loss) before income taxes	47.4	(19.4)
Provision for income taxes	(10.5)	(12.7)

Net income (loss)	$36.9	$(32.1)

Basic net income (loss) per share	$0.16	$(0.14)

Diluted net income (loss) per share	$0.16	$(0.14)

Shares used in computing basic net income (loss) per share	229.0	227.1

Shares used in computing diluted net income (loss) per share	234.6	227.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 30, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$938.1	$838.7
Marketable securities	121.7	161.9
Accounts receivable, net	218.1	277.4
Deferred income taxes	43.8	44.2
Prepaid expenses and other current assets	72.3	57.4

Total current assets	1,394.0	1,379.6
Marketable securities	179.5	125.6
Computer equipment, software, furniture and leasehold improvements, net	95.5	101.6
Purchased technologies, net	80.1	88.0
Goodwill	540.3	542.9
Deferred income taxes, net	112.4	101.9
Other assets	99.9	107.6

	$2,501.7	$2,447.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90.4	$67.8
Accrued compensation	78.4	115.6
Accrued income taxes	15.3	8.4
Deferred revenue	470.6	444.6
Other accrued liabilities	56.3	67.6

Total current liabilities	711.0	704.0
Deferred revenue	73.1	71.9
Long term income taxes payable	131.1	127.2
Other liabilities	72.4	70.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,237.6	1,204.3
Accumulated other comprehensive income (loss)	(1.1)	(3.5)
Retained earnings	277.6	272.7

Total stockholders’ equity	1,514.1	1,473.5

	$2,501.7	$2,447.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended April 30,
	2010	2009
Operating Activities
Net income (loss)	$36.9	$(32.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.7	27.0
Stock-based compensation expense	24.3	23.0
Restructuring charges, net	7.1	16.5
Impairment of goodwill	—	21.0
Loss on disposition of assets	—	1.1
Changes in operating assets and liabilities, net of business combinations	44.1	(29.3)

Net cash provided by operating activities	139.1	27.2

Investing Activities
Purchases of marketable securities	(134.5)	(26.6)
Sales of marketable securities	29.7	11.7
Maturities of marketable securities	94.1	—
Capital expenditures	(5.8)	(13.6)
Purchase of equity investment	—	(10.0)

Net cash used in investing activities	(16.5)	(38.5)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	36.2	25.4
Repurchases of common stock	(58.8)	—
Draws on line of credit	—	2.2
Repayments of line of credit	—	(52.2)
Net cash used in financing activities	(22.6)	(24.6)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.2)

Net increase (decrease) in cash and cash equivalents	99.4	(37.1)
Cash and cash equivalents at beginning of fiscal year	838.7	917.6

Cash and cash equivalents at end of period	$938.1	$880.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2010, and for the three months ended April 30, 2010, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2011, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “2010 Form 10-K”) filed on March 19, 2010.

Reclassifications

During the quarter ended April 30, 2010, Autodesk reclassified certain costs of revenue, which primarily included reclassifying shipping and fulfillment expenses from Cost of license and other revenue to Cost of maintenance revenue, due to a change in the Company’s cost allocation methodology. These expenses have been reclassified in the statement of operations to conform to the current period presentation as follows:

Three Months Ended
Increase (Decrease) to Expense	April 30, 2009
Cost of license and other revenue	(5.4)
Cost of maintenance revenue	5.4

2.	Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2010, as compared to the accounting pronouncements described in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Three Months Ended April 30, 2010

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 regarding Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures.” This ASU requires additional disclosure regarding significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, this ASU requires the Company to present separately information about purchases, sales, issuances, and settlements, (on a gross basis rather than as one net number), in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan asset (Subtopic 715-20). The changes under ASU 2010-06 were effective for Autodesk’s fiscal year beginning February 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for Autodesk’s fiscal year beginning February 1, 2011. The adoption of the portion of this ASU that was effective as of February 1, 2010 did not have a material impact on Autodesk’s consolidated financial position, results of operations or cash flows. Autodesk believes that the adoption of the remaining portion of the ASU that is effective for Autodesk’s fiscal year beginning February 1, 2011 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASU 2009-16 and ASU 2009-17, amendments to ASC Topic 860 “Transfers and Servicing” and ASC 810 “Consolidation,” which update accounting for securitizations and special-purpose entities. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and amends the consolidation guidance applicable to variable interest entities. Additionally, ASU 2009-17 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These statements were effective for Autodesk’s fiscal year beginning February 1, 2010. The adoption of ASU 2009-16 and ASU 2009-17 did not have a material effect on Autodesk’s consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Autodesk currently plans to adopt the changes under ASU 2009-13 and 2009-14 effective February 1, 2011. Autodesk is currently assessing the impact that the adoption of these new accounting pronouncements will have on its consolidated financial position, results of operations and cash flows.

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

Total sales to the distributors Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 17% and 14% of Autodesk’s consolidated net revenue for the three months ended April 30, 2010 and 2009, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and comes from outside the U.S. In addition, Tech Data accounted for 19% and 15% of gross accounts receivable at April 30, 2010 and January 31, 2010, respectively.

4.	Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments were as follows:

	April 30, 2010		January 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$938.1	$938.1	$838.7	$838.7
Marketable securities - short-term	121.9	121.7	164.8	161.9
Marketable securities - long-term	178.2	179.5	124.4	125.6
Foreign currency forward and option contracts	2.6	8.6	2.3	3.9

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

Autodesk has marketable securities that are classified as either “available-for-sale securities” or “trading securities.” At April 30, 2010 and January 31, 2010, Autodesk’s short-term investment portfolio included $29.5 million and $26.3 million, respectively, of trading securities invested in a defined set of mutual funds as directed by the participants in the Company’s Deferred Compensation Plan. At April 30, 2010, these securities had net unrealized losses of $0.3 million and a cost basis of $29.8 million, (see Note 9, “Deferred Compensation”).

Marketable securities classified as “available-for-sale securities” include the following securities at April 30, 2010 and January 31, 2010:

	April 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$64.2	$0.1	$—	$64.3
Money market funds	10.0	—	—	10.0
U.S. government agency securities	6.8	—	—	6.8
Municipal securities	6.0	—	—	6.0
Certificates of deposit and time deposits	4.7	—	—	4.7
Other	0.4	—	—	0.4

	$92.1	$0.1	$—	$92.2

Long-term available-for-sale securities:
Commercial paper and corporate securities	$140.6	$1.0	$(0.1)	$141.7
U.S. government agency securities	13.5	0.1	—	13.6
U.S. treasury securities	10.2	—	—	10.2
Taxable auction-rate securities	7.6	—	—	7.6
Municipal securities	6.3	0.1	—	6.4

	$178.2	$1.2	$(0.1)	$179.5

	January 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$88.8	$0.2	$—	$89.0
Certificates of deposit and time deposits	24.6	—	—	24.6
Money market funds	10.0	—	—	10.0
U.S. government agency securities	8.8	—	—	8.8
Municipal securities	2.8	—	—	2.8
Other	0.4	—	—	0.4

	$135.4	$0.2	$—	$135.6

Long-term available-for-sale securities:
Corporate securities	$94.9	$1.0	$—	$95.9
U.S. government agency securities	9.1	0.1	—	9.2
Taxable auction-rate securities	7.6	—	—	7.6
Municipal securities	7.6	0.1	—	7.7
U.S. treasury securities	5.2	—	—	5.2

	$124.4	$1.2	$—	$125.6

The sales of available-for-sale securities resulted in no gross gains/losses during the three month periods ended April 30, 2010 and 2009. The cost of securities sold is based on the specific identification method.

At April 30, 2010 and January 31, 2010, Autodesk was invested in The Reserve International Liquidity Fund (the “International Fund”) with an estimated fair value of $10.0 million. In mid-September of 2008, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the International Fund revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the International Fund.

A third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the International Fund. At this time, the investment is not currently liquid, and in the event Autodesk needs to access these funds, the Company will not be able to do so. However, based on currently available information, Autodesk expects to recover substantially all of its current holdings, net of reserves, from the International Fund within the next 12 months. Accordingly, the International Fund is classified in current “Marketable Securities” on the Company’s Condensed Consolidated Balance Sheets.

At April 30, 2010 and January 31, 2010, Autodesk owned two auction rate securities with an estimated fair value of $7.6 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate securities, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of these investments in an active market, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

The following table summarizes the estimated fair value of our available-for-sale marketable securities, classified by the contractual maturity date of the security as of April 30, 2010:

	April 30, 2010
	Cost	Fair Value
Due in 1 year	$92.1	$92.2
Due in 1 year through 5 years	170.6	171.9
Due in 5 years through 10 years	—	—
Due after 10 years	7.6	7.6

Total	$270.3	$271.7

As of April 30, 2010 and January 31, 2010, Autodesk did not have any securities in a continuous unrealized loss position for greater than 12 months.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing international business operations. Autodesk’s general practice is to use two types of derivative instruments, option collars and forward contracts, to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These instruments have maturities between 1 to 12 months in the future. Autodesk does not enter into any derivative instruments for trading or speculative purposes.

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

Cash Flow Hedges

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts, which are designated and documented as cash flow hedges, qualify for special hedge accounting treatment. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive special hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income (loss)” to “Interest and other income, net” in the Company’s Condensed Consolidated Financial Statements at that time.

The notional amount of these contracts was $225.6 million at April 30, 2010 and $239.1 million at January 31, 2010. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The entire net gain of $9.4 million remaining in Accumulated other comprehensive income (loss) as of April 30, 2010 is expected to be recognized into earnings within the next 12 months.

Balance Sheet Hedges

In addition to the cash flow hedges described above, contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter, with gains and losses recognized as other income or expense, net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $30.2 million at April 30, 2010 and $19.6 million at January 31, 2010.

The effects of derivative instruments on Autodesk’s Condensed Consolidated Financial Statements were as follows as of April 30, 2010 and for the three months then ended (amounts presented include any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet as of April 30, 2010

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$9.0	Other accrued liabilities	$0.4
Derivatives not designated as hedging instruments		—		—

Total derivatives		$9.0		$0.4

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) Derivatives Designated as Hedging Instruments

For the Three Months Ended April 30, 2010	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	$10.9	$3.4	Net revenue	$(0.1)	Interest and other income, net
		0.5	Operating expenses

Total	$10.9	$3.9		$(0.1)

Derivatives Not Designated as Hedging Instruments	Amount and Location of Gain (Loss) Recognized in Income on Derivative
For the three months ended April 30, 2010
Foreign exchange contracts	$1.7	Interest and other income, net

5.	Fair Value Measurements

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

The Company’s investment held in the International Fund is designated as a Level 3 security. The Company conducted its fair value assessment of the International Fund using Level 2 and Level 3 inputs. Management has reviewed the International Fund’s underlying securities portfolio, which is substantially comprised of term deposits, money market funds, U.S. treasury bills and commercial paper. These securities are issued by highly-rated institutions. Normally, the Company would classify such investments within Level 2 of the fair value hierarchy. Management evaluated the fair value of its unit interest in the International Fund, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company has classified its holdings in the International Fund within Level 3 of the fair value hierarchy. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model, and some of the inputs to this model are unobservable in the market. There has been no change in the valuation input assumptions since January 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of April 30, 2010:

	Fair Value Measurements at April 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$62.6	$185.5	$—	$248.1
Commercial paper	—	166.5	—	166.5
Money market funds	118.9	47.9	—	166.8
Municipal securities	0.7	—	—	0.7
Marketable securities:
Commercial paper and corporate securities	170.0	36.0	—	206.0
Mutual funds	29.5	—	—	29.5
U.S. government agency securities	20.4	—	—	20.4
Municipal securities	12.4	—	—	12.4
U.S. treasury securities and sovereign debt	10.2	—	—	10.2
Money market funds	—	—	10.0	10.0
Taxable auction-rate securities	—	—	7.6	7.6
Certificates of deposit and time deposits	—	4.7	—	4.7
Other	0.4	—	—	0.4
Foreign currency derivative contracts (2)	—	9.0	—	9.0

Total	$425.1	$449.6	$17.6	$892.3

Liabilities
Foreign currency derivative contracts (3)	—	0.4	—	0.4

Total	$—	$0.4	$—	$0.4

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2010:

	Fair Value Measurements at January 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$64.0	$208.8	$—	$272.8
Commercial paper	—	299.5	—	299.5
Money market funds	—	49.4	—	49.4
Municipal securities	0.8	—	—	0.8
Marketable securities:
Commercial paper and corporate securities	115.9	69.0	—	184.9
Certificates of deposit and time deposits	20.0	4.6	—	24.6
U.S. government agency securities	18.0	—	—	18.0
Mutual funds	26.3	—	—	26.3
Municipal securities	10.5	—	—	10.5
Money market funds	—	—	10.0	10.0
Taxable auction-rate securities	—	—	7.6	7.6
U.S. treasury securities and sovereign debt	5.2	—	—	5.2
Other	0.4	—	—	0.4
Foreign currency derivative contracts (2)	—	4.3	—	4.3

Total	$261.1	$635.6	$17.6	$914.3

Liabilities
Foreign currency derivative contracts (3)	—	0.4	—	0.4

Total	$—	$0.4	$—	$0.4

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2010 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction- Rate Securities	Total
Balance at January 31, 2010	$10.0	$7.6	$17.6
Redemptions	—	—	—

Balance at April 30, 2010	$10.0	$7.6	$17.6

6.	Stock-Based Compensation

Stock Plans

As of April 30, 2010, Autodesk maintained two active stock plans for the purpose of granting stock awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan (“2008 Plan”), which is available only to employees, and the 2010 Outside Directors’ Option Plan, as amended (“2010 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007. Under this plan, 16.5 million shares of Autodesk common stock, in addition to 0.5 million shares that remained available for issuance under the 2006 Employee Stock Plan upon its expiration in March 2008, were reserved for issuance. The 2008 Plan permits the grant of stock options, restricted stock awards and restricted stock units; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. Options and restricted stock units granted under the 2008 Plan vest over periods ranging from immediately upon grant to over a four year period and expire within four to seven years from the date of grant. At April 30, 2010, 0.7 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in March 2011.

In April 2010, Autodesk requested the stockholders to approve amendments to the 2008 Plan to increase the number of shares reserved for issuance under the plan by 15.5 million shares and extend the term of the plan to June 2013. If the stockholders approve the amendments to the 2008 Plan at the stockholder meeting in June 2010, the number of shares reserved for issuance under the plan will be 15.5 million shares plus that number of shares remaining under the existing 2008 Plan, not to exceed 500,000 shares.

The 2010 Plan, which was approved by the stockholders and replaced the 2000 Directors’ Option Plan (“2000 Plan”) in June 2009, became effective March 16, 2010. The 2010 Plan allows for an automatic annual grant of options to non-employee members of Autodesk’s Board of Directors. Options and awards granted under the 2010 Plan vest over periods ranging from one year to over a four year period and expire within seven years from the date of grant. At April 30, 2010, 3.0 million shares were available for future issuance. The 2010 Plan reserved 2.5 million shares of Autodesk common stock, plus 0.5 million shares that remained available for issuance under the 2000 Plan. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. The 2010 Plan will expire in March 2020.

The following sections, Stock Options and Restricted Stock, summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the three months ended April 30, 2010 was as follows:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Options outstanding at January 31, 2010	29,083	$27.56
Granted	6,190	29.49
Exercised	(770)	13.94
Cancelled	(370)	33.63

Options outstanding at April 30, 2010	34,133	$28.20

Options exercisable at April 30, 2010	19,677	$28.94

Options available for grant at April 30, 2010	3,638

The total pre-tax intrinsic value of options exercised during the three months ended April 30, 2010 and 2009 was $11.9 million and $1.6 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended April 30, 2010 and 2009, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $9.17 and $6.00 per share, respectively. As of April 30, 2010, total compensation costs of $83.4 million related to non-vested options is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes information about options outstanding and exercisable at April 30, 2010:

	Options Exercisable				Options Outstanding
	Number of Shares (in Thousands)	Weighted Average Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1) (in Millions)	Number of Shares (in Thousands)	Weighted Average Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1) (in Millions)
Range of per-share exercise prices:
$0.61 — $16.53	4,935		$11.08		8,989		$12.72
$17.37 — $29.49	3,430		23.84		9,164		26.71
$29.50 — $35.00	3,926		32.14		6,859		31.81
$35.30 — $45.29	6,743		40.87		8,294		41.61
$47.24 — $49.80	643		48.43		827		48.59

	19,677	3.1	$28.94	$155.4	34,133	4.3	$28.20	$273.2

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $33.99 per share as of April 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through March 2017.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the three months ended April 30, 2010 was as follows:

Unreleased Restricted Stock
(in thousands)
Unreleased restricted stock at January 31, 2010	855
Awarded	37
Forfeited	(2)

Unreleased restricted stock at April 30, 2010	890

During the three months ended April 30, 2010, Autodesk granted 37,353 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to the third anniversary of the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock units of $1.7 million and $0.2 million during the three months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, total compensation cost related to non-vested awards not yet recognized of $11.0 million is expected to be recognized over a weighted average period of 1.6 years. At April 30, 2010, the number of units granted but unreleased was 860,032.

During the three months ended April 30, 2010, Autodesk did not issue any restricted stock awards under the 2000 Plan. Restricted stock awards granted under the 2000 Plan vest on the first anniversary of the date of grant. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.1 million during each of the three ended April 30, 2010 and 2009. As of April 30, 2010, total compensation cost related to non-vested awards not yet recognized of $0.1 million is expected to be recognized over a weighted average period of 0.1 years. At April 30, 2010, the number of awards granted but unreleased was 30,001.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At April 30, 2010, a total of 29.3 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.7 million shares under the ESP Plan during the three months ended April 30, 2010 and 2009, at average prices of $14.65 and $14.29 per share, respectively in each case. The weighted average grant date fair values of awards granted under the ESP Plan during the three months ended April 30, 2010 and 2009, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, were $6.90 and $7.17 per share, respectively.

At April 30, 2010, a total of 67.9 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase plans.

Stock-based Compensation Expense

Autodesk measures all stock-based payments to employees and directors, including grants of employee stock options, employee stock purchases related to the ESP Plan, and restricted stock, using a fair-value based method, and records the expense in Autodesk’s Condensed Consolidated Statements of Operations. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense for the three months ended April 30, 2010 and 2009, respectively, as follows:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009
Cost of license and other revenue	$0.8	$0.6
Marketing and sales	10.6	9.5
Research and development	8.3	7.1
General and administrative	4.6	5.9

Stock-based compensation expense related to stock awards and ESP Plan purchases	24.3	23.1
Tax benefit	(6.8)	(5.5)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$17.5	$17.6

Autodesk used the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended April 30, 2010		Three Months Ended April 30, 2009
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.40 - 0.43	0.33 - 0.45	0.53 - 0.55	0.58 - 0.73
Range of expected lives (in years)	2.7 - 3.7	0.50 - 2.0	2.7 - 4.0	0.50 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	1.34 - 1.85%	0.24 - 1.05%	1.2 - 1.7%	0.42 - 0.86%
Expected forfeitures	13.5%	13.5%	13.5%	13.5%

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

Autodesk’s effective tax rate was 22% and negative 65% during the three months ended April 30, 2010 and 2009, respectively. Autodesk’s effective tax rate during the quarter ended April 30, 2010 differs from the effective tax rate during the same period of the prior fiscal year primarily due to a $20.9 million discrete non-cash tax charge as a result of a change in expected future tax rates and establishment of a valuation allowance against certain California deferred tax assets that was recorded during the first quarter of fiscal 2010 partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill that was recorded during the first quarter of fiscal 2010. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the legislation, we expect that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized. Excluding the impact of discrete tax items, the effective tax rate for the first quarter of fiscal 2011 was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of stock-based compensation expense.

As of April 30, 2010, the Company had $180.5 million of gross unrecognized tax benefits, excluding interest, of which approximately $167.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $13.1 million relates to items that would result in balance sheet reclassification with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At April 30, 2010, Autodesk had net deferred tax assets of $156.2 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

8.	Restructuring Reserve

In addition to previously announced restructuring plans in fiscal 2009 and 2010, in the first quarter of fiscal 2011, Autodesk initiated a restructuring plan in order to further reduce operating costs. The restructuring plan is expected to result in costs relating to targeted staff reductions of approximately 210 to 230 positions. In connection with this restructuring plan, Autodesk expects to record restructuring charges of approximately $10.0 million to $12.0 million during fiscal 2011. No leased facilities were consolidated as part of this restructuring (“Fiscal 2011 Plan”).

In connection with the Fiscal 2011 Plan, during the quarter ended April 30, 2010 Autodesk reduced the number of employees by approximately 120 positions and recorded restructuring charges of $7.1 million, which related to one-time employee termination benefits. The remainder of the termination benefits will be substantially paid during fiscal 2011.

The following table summarizes the restructuring activity recorded in the Condensed Consolidated Balance Sheets during the three months ended April 30, 2010:

	Balance at January 31, 2010	Additions	Payments	Adjustments(1)	Balance at April 30, 2010
Fiscal 2011 Plan
Employee Termination Costs	$—	$7.1	$(4.7)	$—	$2.4
Fiscal 2010 Plan
Employee Termination Costs	0.8	—	(0.8)	—	—
Lease Termination and Asset Costs	6.1	—	(1.0)	—	5.1
Fiscal 2009 Plan
Employee Termination Costs	1.0	—	(0.2)	—	0.8
Lease Termination and Asset Costs	8.2	0.2	(1.6)	—	6.8
Other
Employee Termination Costs	0.4		(0.3)	—	0.1
Lease Termination and Asset Costs	2.9	—	(0.4)	—	2.5

	$19.4	$7.3	$(9.0)	$—	$17.7

Current portion(2)	$11.4				$10.3
Non-current portion(2)	8.0				7.4

	$19.4				$17.7

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portion of the reserve is recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities,” respectively.

9.	Deferred Compensation

At April 30, 2010, Autodesk had marketable securities totaling $301.2 million, of which $29.5 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $29.5 million at April 30, 2010, of which $1.3 million was classified as current and $28.2 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2010 was $26.3 million. The total related deferred compensation liability at January 31, 2010 was $26.3 million, of which $1.1 million was classified as current and $25.2 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

10.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer software and hardware, leasehold improvements, furniture and equipment and the related accumulated depreciation were as follows:

	April 30, 2010	January 31, 2010
Computer software, at cost	$129.3	$127.3
Computer hardware, at cost	110.5	108.5
Leasehold improvements, land and buildings, at cost	113.6	113.7
Furniture and equipment, at cost	42.7	42.9

	396.1	392.4
Less: Accumulated depreciation	(300.6)	(290.8)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$95.5	$101.6

11.	Purchased Technologies, Customer Relationships and Trade Names, Net

Purchased technologies, customer relationships, trade names and the related accumulated amortization were as follows:

	April 30, 2010	January 31, 2010
Purchased technologies	$311.5	$311.5
Customer relationships and trade names (1)	175.5	176.5
Less: Accumulated amortization	(328.8)	(314.9)

Purchased technologies, customer relationships and trade names, net	$158.2	$173.1

(1)	Customer relationships and trade names are included in “Other Assets” in the Condensed Consolidated Balance Sheets.

12.	Goodwill

The changes in the carrying amount of goodwill during the three months ended April 30, 2010 were as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2010	$40.2	$224.8	$277.9	$—	$542.9
Effect of foreign currency translation, purchase accounting adjustments and other	—	(1.9)	(0.7)	—	(2.6)

Balance as of April 30, 2010	$40.2	$222.9	$277.2	$—	$540.3

Autodesk assesses goodwill annually for impairment in the fourth quarter of each fiscal year or sooner should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual operating results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal operating results forecasts. As of April 30, 2010, a hypothetical 10% decrease in the fair value of Autodesk’s reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

13.	Borrowing Arrangements

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., a Citibank affiliate, which is the lead lender and agent. Autodesk had no outstanding borrowings on this line at April 30, 2010. This facility expires in August 2012.

Autodesk’s China line of credit facility permits unsecured short-term borrowings of up to $5.0 million and is available for working capital needs. At April 30, 2010, Autodesk had no outstanding borrowings on this line of credit, which contains customary covenants. This facility has no contractual expiration.

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

15.	Common Stock Repurchase Program

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders. During the quarter ended April 30, 2010, Autodesk repurchased 2.0 million shares of its common stock on the open market at an average repurchase price of $29.38 per share and subsequently retired those shares. Common stock and additional paid-in capital and retained earnings were reduced by $26.9 million and $31.9 million, respectively, during the quarter ended April 30, 2010, as a result of the stock repurchases. As of April 30, 2010, 11.5 million shares remained available for repurchase under this program. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises and the issuance of shares through our ESP Plan, the pool of existing outstanding options and the grant of new options, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

16.	Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of taxes, were as follows:

	Three Months Ended April 30,
	2010	2009
Net income (loss)	$36.9	$(32.1)
Other comprehensive income (loss)
Net gain (loss) on derivative instruments, net of taxes	7.1	3.2
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(0.3)	—
Net change in cumulative foreign currency translation gain (loss)	(4.4)	(1.7)

Total other comprehensive income (loss)	2.4	1.5

Total comprehensive income (loss)	$39.3	$(30.6)

Accumulated other comprehensive income (loss), net of taxes, was comprised of the following at April 30:

	April 30,
	2010	2009
Net gain (loss) on derivative instruments	$9.4	$3.0
Net unrealized gain (loss) on available-for-sale securities	1.2	—
Unfunded portion of pension plans	(5.9)	—
Foreign currency translation adjustments	(5.8)	(12.7)

	$(1.1)	$(9.7)

17.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period, including restricted stock awards and excluding unvested stock options and restricted stock units. Diluted net income (loss) per share is based upon the weighted average shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended April 30,
	2010	2009
Numerator:
Net income (loss)	$36.9	$(32.1)

Denominator:
Denominator for basic net income per share—weighted average shares	229.0	227.1
Effect of dilutive securities	5.6	—

Denominator for dilutive net income per share	234.6	227.1

Basic net income (loss) per share	$0.16	$(0.14)

Diluted net income (loss) per share	$0.16	$(0.14)

The computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2010 and 2009, 19.4 million and 31.2 million potentially anti-dilutive weighted shares, respectively, were excluded from the computation of diluted net income (loss) per share.

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

PSEB includes Autodesk’s horizontal design product, its AutoCAD product. Autodesk’s AutoCAD product is a platform product that underpins the Company’s vertical design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s AutoCAD product also provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s horizontal design products, AutoCAD and AutoCAD LT, as well as many of Autodesk’s vertical design products.

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

M&E is comprised of two product groups: Animation, including design visualization, and Creative Finishing (formerly known as Advanced Systems). Animation products, such as Autodesk 3ds Max and Autodesk Maya, provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing, for design visualization, visual effects and games production. Creative Finishing products provide editing, finishing and visual effects design and color grading.

All of Autodesk’s reportable segments distribute their respective products primarily through authorized resellers and distributors and, to a lesser extent, through direct sales to end-users. The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of our 2010 Form 10-K. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 12, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments was as follows:

	Three Months Ended April 30,
	2010	2009
Net revenue:
Platform Solutions and Emerging Business	$183.8	$155.7
Architecture, Engineering and Construction	136.8	128.3
Manufacturing	107.9	93.8
Media and Entertainment	46.1	47.9
Other	—	0.1

	$474.6	$425.8

Gross profit:
Platform Solutions and Emerging Business	$173.5	$142.4
Architecture, Engineering and Construction	122.8	119.1
Manufacturing	99.8	85.8
Media and Entertainment	35.7	35.4
Unallocated (1)	(8.5)	(9.2)

	$423.3	$373.5

(1)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including amortization of purchased technology and stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area was as follows:

	Three Months Ended April 30,
	2010	2009
Net revenue:
Americas
U.S.	$130.4	$133.6
Other Americas	30.8	29.9

Total Americas	161.2	163.5

Europe, Middle East and Africa	198.6	167.1

Asia Pacific
Japan	53.6	47.3
Other Asia Pacific	61.2	47.9

Total Asia Pacific	114.8	95.2

Total net revenue	$474.6	$425.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future operating results and operating expenses, the impact of our restructuring activities, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging strategy on our financial results, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results, and our ability to successfully expand adoption of our horizontal design products, our vertical design products and model-based design products. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, short-term and long-term cash requirements, and revenues from upgrades and our subscription program, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

To achieve our goal, we believe that we can capitalize on our competitive advantages, including our ability to make technology available to mainstream markets. By innovating in existing technology categories, we bring powerful design products to volume markets. Our products are designed to be easy to learn and use and to provide customers low cost of deployment, low total cost of ownership and rapid return on their investment. In addition, our software architecture allows for extensibility and integration with other products. We believe that our technological leadership, brand recognition, breadth of product line and large installed base position us well for long-term growth.

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

We believe that expanding our horizontal design product customers’ portfolios to include our vertical design products and model-based design products presents a meaningful growth opportunity and is an important part of our overall strategy. For example, for the three months ended April 30, 2010, revenue from model-based design products increased 13%, as compared to the same period in the prior fiscal year, and represented 29% as a percentage of total revenue during each of the three month periods ended April 30, 2010 and 2009. We believe that the adoption of vertical design products and model-based design products by our customers in all industries will increase their productivity, as well as result in richer design data. This migration also poses various risks to us. In particular, if we do not successfully expand our horizontal design customer base to our vertical design products and model-based design products as expected, then we would not realize the growth we expect and our business would be adversely affected.

Expanding our geographic coverage is another key element of our growth strategy. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging economies increased 15% during the three months ended April 30, 2010 as compared to the same period of the prior fiscal year. Revenue from emerging economies represented 14% of net revenue during the three months ended April 30, 2010 and 2009. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, intellectual property protection and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will selectively acquire products, technology and businesses as compelling opportunities that promote our strategy become available, but the pace at which we make such investments will vary depending upon our business needs, the availability of suitable sellers and technology, and our own financial condition.

Global demand for our products improved during the quarter ended April 30, 2010 as compared to the quarter ended April 30, 2009. We began to see growth in the demand environment in many countries and markets, and global financial market growth, which has improved our business. We saw demand for our products and services increase in Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) and in many of the industries we serve during the three months ended April 30, 2010 as compared to the same period of the prior fiscal year. This has positively impacted our financial results. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. We took actions in fiscal 2010, and continue to take actions in fiscal 2011, to help improve our financial condition in fiscal 2011 and beyond. We believe that by continuing to execute our strategy we can achieve our goal of being the world’s leading design and engineering software and services company for the architecture, engineering, and construction, manufacturing, geospatial mapping, and digital media and entertainment markets.

Our strategy depends upon a number of assumptions, including that we will be able to continue making our technology available to mainstream markets; to leverage our large global network of distributors and resellers, third-party developers, customers, and students; to improve the performance and functionality of our products; and to adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part I, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. We have described our significant accounting policies in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2010 (the “2010 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K filed on March 19, 2010.

Updates on the relevant periodic financial disclosures related to these policies are provided below.

Goodwill. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. As of April 30, 2010, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

Product Returns Reserves. We permit our distributors and resellers to return products up to a percentage of prior quarter purchases. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions, channel sell-in for applicable markets and other factors. Our product returns reserves were $10.9 million at April 30, 2010 and $11.8 million at January 31, 2010. Product returns as a percentage of applicable revenue were 5.5% for the three months ended April 30, 2010 and 2009. During the three months ended April 30, 2010 and 2009, we recorded additions to our product returns reserve of $11.0 million and $12.4 million, respectively, which reduced our revenue.

Income Taxes. At April 30, 2010, we had $156.2 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and acquired intangibles and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made.

Overview of the Three Months Ended April 30, 2010

(in millions)	Three Months Ended April 30, 2010	As a % of Net Revenue	Three Months Ended April 30, 2009	As a % of Net Revenue
Net Revenue	$474.6	100%	$425.8	100%
Cost of revenue	51.3	11%	52.3	12%

Gross Profit	423.3	89%	373.5	88%
Operating expenses	372.5	78%	392.9	93%

Income (loss) from operations	$50.8	11%	$(19.4)	-5%

Our results for the first quarter of fiscal 2011 reflect recent improvements in the global demand environment, as compared to the same period in the prior fiscal year when the economic downturn had decreased demand for our products and customers reduced their work forces. While global macroeconomic indicators remain mixed, there were some signs of growth during the three months ended April 30, 2010. There have been significant job losses around the world over the past two years, and unemployment remains high in several important geographies, including the U.S. Additionally, there are a number of mixed data points as to whether credit has become more readily available, and how this continues to impact our customers and partners.

Our business shows some signs of growth as evidenced by our year over year increases in revenue, gross profit and income from operations. Contributing to the year over year increases in revenue were increases in new seat revenue, revenue for most of our major products, the majority of our reportable segments, and the EMEA and APAC geographies during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. In addition, we continued to make progress in controlling our operating costs, which led to year over year improvements in profitability. Despite the improvements in these areas, it is not clear whether these increases represent sustainable trends, or are indications of broad-based stabilization of our business. Our level of confidence in fiscal 2011 revenue forecasts remains limited primarily due to the general instability of the European economy, and consequently we decided not to provide revenue guidance beyond the second quarter of fiscal 2011.

During the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, net revenue increased $48.8 million, gross profit increased $49.8 million and income from operations increased $70.2 million. The $70.2 million increase in income from operations during the quarter ended April 30, 2010, as compared to the same period in the prior fiscal year, was due to the $48.8 million increase in our net revenue and the $21.4 decrease in total spend, defined as cost of revenue plus operating expenses. The majority of our costs are relatively fixed in the short term as they relate primarily to our workforce. In an attempt to adjust our cost structure, we initiated restructuring plans that resulted in us recording restructuring charges of $7.1 million and $16.5 million during the three months ended April 30, 2010 and 2009, respectively. In addition, during the three months ended April 30, 2009 we recorded a goodwill impairment charge of $21.0 million associated with our M&E segment. The favorable impacts of the increase in revenue and decrease in impairment and restructuring charges during the three months ended April 30, 2010, as compared the same period of the prior fiscal year, were partially offset by the increase in operating costs resulting from the return of some previously suppressed costs and costs associated with higher revenue. Our spending decisions are based in part on our expectations for future revenue and are not directly variable with fluctuations in revenue. Accordingly, our inability to immediately adjust our operating costs for any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. We constantly monitor and adjust our cost structure to align with our recent and anticipated financial results. In addition to restructuring activities, other actions that we have taken to adjust our cost structure include reductions in discretionary spending and contingent labor costs. In taking these actions, we may incur additional costs that could negatively impact our net income and cash flows from operating activities.

Net revenue for the three months ended April 30, 2010 increased 11% as compared to the same period in the prior fiscal year due to a 15% increase in license and other revenue and a 7% increase in maintenance revenue. We experienced increases in net revenue in Asia Pacific and EMEA during the three months ended April 30, 2010 as compared to the same period in the prior fiscal year.

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, the United Kingdom, Italy, Canada, South Korea, Australia and China. Included in the overall increase in revenue were impacts associated with foreign currency. Had applicable exchange rates from the three months ended April 30, 2009 been in effect through April 30, 2010, and had we excluded foreign exchange hedge gains and losses from the first quarter of fiscal 2011, (“on a constant currency basis”), net revenue would have increased 7% compared to the first quarter of the prior fiscal year. Operating expenses during the three months ended April 30, 2010 decreased 5% compared to the same period of the prior fiscal year as reported and 2% on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, operating expenses and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but cannot completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 17% and 14% of our consolidated net revenue for the three months ended April 30, 2010 and 2009, respectively.

Our total spend decreased by $21.4 million, or 5%, during the three months ended April 30, 2010 as compared to the same period of the prior fiscal year. While the magnitude of this savings is modest, we also continued to invest in areas important to the future success of Autodesk. Our total spend of $423.8 million for the first quarter of fiscal 2011 included $24.3 million of stock-based compensation expenses, $7.7 million attributable to amortization of developed technology for acquisitions subsequent to December 2005, $7.1 million for restructuring charges and $6.2 million attributable to amortization of customer relationships and trade names for acquisitions subsequent to December 2005.

Our total operating margin increased from a loss of $19.4 million, or negative 5%, during the three months ended April 30, 2009, to income of $50.8 million, or 11%, during the three months ended April 30, 2010. The increase in our operating margin during the three months ended April 30, 2010 was primarily due net revenue increasing more rapidly than the increase in our costs due to our cost saving initiatives during fiscal 2010 and 2011. Also contributing to the increase in total operating margin were the decreases in goodwill impairment and restructuring charges during the three months ended April 30, 2010 as compared to the same period of the prior fiscal year. Our operating margin increased $21.0 million due to the decrease in goodwill impairment charges and $9.4 million for the decrease in restructuring charges. These decreases were partially offset by an increase in expenses due to the return of some previously suppressed costs and costs associated with higher revenue.

We expect our operating margin percentage to increase during the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, due to higher net revenue and lower restructuring charges. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our actual financial results. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

Our primary goals for the remainder of fiscal 2011 are to continue delivering our market-leading products and solutions to our customers, stimulate revenue growth, manage operating margins and invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins, operating cash flow and our worldwide operations.

At April 30, 2010, we had $1,239.3 million in cash and marketable securities. We completed the quarter ended April 30, 2010 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the quarter ended January 31, 2010. Our deferred revenue balance at April 30, 2010 included $491.7 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year. We repurchased 2.0 million shares of our common stock for $58.8 million during the three months ended April 30, 2010. Comparatively, we had no repurchases of our common stock during the three months ended April 30, 2009.

Results of Operations

Net Revenue

(in millions)	Three Months Ended April 30, 2010	Increase (Decrease) Compared to Prior Period		Three Months Ended April 30, 2009
		$	%
Net Revenue:
License and other	$279.8	$36.2	15%	$243.6
Maintenance	194.8	12.6	7%	182.2

	$474.6	$48.8	11%	$425.8

Net Revenue by Geographic Area:
Americas	$161.2	$(2.3)	-1%	$163.5
Europe, Middle East and Africa	198.6	31.5	19%	167.1
Asia Pacific	114.8	19.6	21%	95.2

	$474.6	$48.8	11%	$425.8

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$183.8	$28.1	18%	$155.7
Architecture, Engineering and Construction	136.8	8.5	7%	128.3
Manufacturing	107.9	14.1	15%	93.8
Media and Entertainment	46.1	(1.8)	-4%	47.9
Other	—	(0.1)	-100%	0.1

	$474.6	$48.8	11%	$425.8

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses, upgrades and crossgrades. Other revenue consists of revenue from Creative Finishing (formerly known as Advanced Solutions), consulting and training services, and Autodesk Collaborative Solution hosting.

Total license and other revenue increased 15% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year. This increase was primarily due to the 24% increase in commercial new seat revenue during the three months ended April 30, 2010. During the three months ended April 30, 2010, 28 percentage points of the 24% increase were due to increases in the number of seats sold, partially offset by 4 percentage points due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 59% and 57% for the three months ended April 30, 2010 and 2009, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 63% and 58% for the three months ended April 30, 2010 and 2009, respectively.

Also contributing to the increase in license and other revenue during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, was the 18% increase in upgrade revenue, which includes crossgrade revenue. The increase in upgrade revenue was driven primarily by a one-time increase in upgrades due to a promotion in advance of the March 2010 increase in upgrade pricing. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

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

Maintenance revenue increased 7% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to a 7% increase in commercial maintenance revenue. The increase in commercial maintenance revenue is due to 11 percentage points from higher net revenue per maintenance seat, partially offset by 4 percentage points from lower program enrollment due to the economic downturn in fiscal 2010. Commercial maintenance revenue represented 98% of maintenance revenue during both the three months ended April 30, 2010 and 2009. As a percentage of total net revenue, maintenance revenue was 41% and 43% for the three months ended April 30, 2010 and 2009, respectively. Total program enrollment at April 30, 2010 consisted of about 2.4 million users.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize revenue from those contracts ratably over their lives, which is predominantly one year, but may be two or three year terms. We experienced a 26% increase in net maintenance billings in the three months ended April 30, 2010 as compared to the three months ended April 30, 2009. This increase was due to more new seats sold, an increase in the renewal rates and the impact from the upgrade pricing promotion mentioned above. The increase in net maintenance billings during the first quarter of fiscal 2011 will have a positive impact on future maintenance revenue, however year-over-year decreases in net maintenance billings during the second and third quarters of fiscal 2010, and the impact of other factors such as the amount, timing and mix of contract terms of future net maintenance billings, could cause downward pressure on future maintenance revenue.

Aggregate backlog at April 30, 2010 and January 31, 2010 was $565.3 million and $542.5 million, respectively, of which $543.7 million and $516.5 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $4.4 million during the first quarter of fiscal 2011 from $26.0 million at January 31, 2010 to $21.6 million at April 30, 2010. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region decreased by 1% during the three months ended April 30, 2010, as compared to the same period in the prior fiscal year. The decrease in net revenue in the Americas was primarily due to the decrease in revenue from direct sales to end users. Also contributing to the decrease in the Americas revenue was lower consulting revenue and revenue from our collaborative solutions products. Upgrade revenue and maintenance revenue in the Americas decreased 29% and 2%, respectively, during the three months ended April 30, 2010 as compared to the same period in the prior fiscal year. These decreases were partially offset by a 40% increase in new seat revenue in the Americas.

Net revenue in the EMEA geography increased 19% primarily due to a 15% increase in maintenance revenue, a 54% increase in revenue from upgrades and an 18% increase in new seat revenue. The increase in revenue in the EMEA geography during the three months ended April 30, 2010 was primarily due to economic expansion in most countries in the region, led by Germany, France, the United Kingdom and Switzerland. Also contributing to the increase was the increase in revenue from emerging economy countries within the EMEA geography. On a constant currency basis, revenue in the EMEA geography would have increased 10% for the three months ended April 30, 2010 as compared to the same period of the prior fiscal year.

Net revenue in the APAC geography increased by 21% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to a 25% increase in new seat revenue, an 88% increase in upgrade revenue, and a 6% increase in maintenance revenue. The increase in net revenue in the APAC geography during the three months ended April 30, 2010 occurred in virtually all countries, led by Japan and followed by Australia, South Korea, India and Singapore. On a constant currency basis, revenue in the APAC geography would have increased 15% during the three months ended April 30, 2010 as compared to the same period in the prior fiscal year.

Net revenue in emerging economies increased 15% during the three months ended April 30, 2010, as compared to the three months ended April 30, 2009, primarily due to revenue from the Russian Federation, Poland and India. This growth was a significant factor in our international sales growth during the three months ended April 30, 2010. Revenue from emerging economies represented 14% of net revenue during the three months ended April 30, 2010 and 2009.

We believe that international revenue will continue to comprise a majority of our total net revenue. The economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. International net revenue represented 73% and 69% of our net revenue during the three months ended April 30, 2010 and 2009, respectively.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

Net revenue for PSEB increased 18% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to a 22% increase in revenue from our AutoCAD products and an 18% increase in revenue from our AutoCAD LT products.

Net revenue for AEC increased 7% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to a 13% increase in revenue from our Revit products and a 14% increase in revenue from our ACAD Architecture products.

Net revenue for MFG increased 15% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to a 21% increase in revenue from our Autodesk Inventor products and a 12% increase in revenue from our Autodesk Mechanical products.

Net revenue for M&E decreased 4% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to a 25% decrease in revenue from Creative Finishing, formerly known as Advanced Systems. This decrease was partially offset by a 10% increase in revenue from our Animation product group. The increase in Animation revenue was primarily due to the new Autodesk Entertainment Creation Suite of products and a 6% increase in revenue from Autodesk 3ds Max.

Cost of Revenue

(in millions)	Three Months Ended April 30, 2010	Increase (Decrease) Compared to Prior Period		Three Months Ended April 30, 2009
		$	%
Cost of revenue:
License and other	$41.2	$(2.9)	-7%	$44.1
Maintenance	10.1	1.9	23%	8.2

	$51.3	$(1.0)	-2%	$52.3

As a percentage of net revenue	11%			12%

Cost of license and other revenue includes labor costs of order fulfillment and costs of fulfilling service contracts, including stock-based compensation expense for these employees, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

During the quarter ended April 30, 2010, Autodesk reclassified certain costs of revenue, which primarily included reclassifying shipping and fulfillment expenses from Cost of license and other revenue to Cost of maintenance revenue, due to a change in the Company’s cost allocation methodology. These expenses have been updated in the statement of operations, which included reclassifying $5.4 million from cost of license to cost of maintenance revenue during the three months ended April 30, 2009. See Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Cost of license and other revenue decreased 7% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to savings on shipping and handling costs. Cost of license and other revenue did not increase as rapidly as the associated net revenue because of decreased amortization of purchased intangibles related to prior fiscal year acquisitions, and the lack of costs associated with the completion of the implementation of our electronic fulfillment system, as compared to the same period of the prior fiscal year.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue increased 23% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, due to an increase in maintenance support headcount partially offset by savings on freight and materials costs as fewer maintenance customers require physical shipments than in the past.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense.

Marketing and Sales

(in millions)	Three Months Ended April 30, 2010	Increase Compared to Prior Period		Three Months Ended April 30, 2009
		$	%
Marketing and sales	$186.5	$2.6	1%	$183.9
As a percentage of net revenue	39%			43%

Marketing and sales expenses include salaries, benefits, bonuses and stock-based compensation expense for our marketing and sales employees and the expense of travel, entertainment and training for such personnel, costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment. Marketing and sales expenses increased 1% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to higher employee-related costs, including commissions, bonuses and increased travel expenditures. These increases were partially offset by the decrease in marketing and sales headcount. We expect to balance our need to invest in the marketing and sales of our products with our need to reduce our operating expenses to align with our financial condition.

Research and Development

(in millions)	Three Months Ended April 30, 2010	Increase Compared to Prior Period		Three Months Ended April 30, 2009
		$	%
Research and development	$127.2	$5.7	5%	$121.5
As a percentage of net revenue	27%			29%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, benefits, bonuses and stock-based compensation expense for research and development employees and the expense of travel, entertainment and training for such personnel, rent and occupancy and professional services such as fees paid to software development firms and independent contractors. Research and development expenses increased 5% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to increases in employee-related costs, including bonuses and cost of benefits. These increases were partially offset by the decrease in research and development headcount.

General and Administrative

(in millions)	Three Months Ended April 30, 2010	Increase Compared to Prior Period		Three Months Ended April 30, 2009
		$	%
General and administrative	$51.7	$1.7	3%	$50.0
As a percentage of net revenue	11%			12%

General and administrative expenses include salaries, benefits, bonuses and stock-based compensation expense for our finance, human resources and legal employees, and the expense of travel, entertainment and training for such personnel, as well as professional fees for legal and accounting services, amortization of acquisition related customer relationships and trade names, expense of communication, and cost of supplies and equipment. General and administrative expenses increased 3% during the three months ended April 30, 2010, as compared to the same period of the prior fiscal year, primarily due to an increase in professional fees related to litigation costs. These increases were partially offset by a decrease in general and administrative headcount and a decrease in amortization of acquired intangible assets.

Restructuring Charges

(in millions)	Three Months Ended April 30, 2010	(Decrease) Compared to Prior Period		Three Months Ended April 30, 2009
		$	%
Restructuring charges	$7.1	$(9.4)	-57%	$16.5
As a percentage of net revenue	1%			4%

During the first quarter of fiscal 2011, we initiated a restructuring plan in order to reduce our operating costs. The restructuring plan is expected to result in a staff reduction of approximate 210 to 230 positions. In connection with this restructuring plan, Autodesk expects to record restructuring charges of approximately $10.0 million to $12.0 million during fiscal 2011. No leased facilities were consolidated as part of this restructuring (“Fiscal 2011 Plan”).

In connection with this restructuring plan, during the quarter ended April 30, 2010 we reduced the number of employees by approximately 120 positions globally and recorded restructuring charges of $7.1 million, which related to one-time employee termination benefits. The remainder of the termination benefits will be substantially paid during fiscal 2011. If our revenue should decline or not grow as rapidly as planned, we may further reduce our operating expenses to align them with our financial condition, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities. See Note 8, “Restructuring Reserve,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Impairment of Goodwill

(in millions)	Three Months Ended April 30, 2010	(Decrease) Compared to Prior Period		Three Months Ended April 30, 2009
		$	%
Impairment of goodwill	$—	$(21.0)	-100%	$21.0
As a percentage of net revenue	0%			5%

We recorded an impairment charge of $21.0 million affecting the first quarter of fiscal 2010 representing the entire goodwill balance of the M&E segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In response to the significant and sustained revenue declines we were experiencing in all segments and geographies during the first quarter of fiscal 2010, in May 2009 we revised the revenue and cash flow projections we had prepared during the second half of the first quarter of fiscal 2010 and concluded that an impairment of goodwill had occurred as of April 30, 2009. The revenue and cash flow projections were substantially impacted for all segments, however, the M&E segment was the only segment which had a then current fair value of its future discounted cash flows that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. See Note 12, “Goodwill,” in the Notes to Condensed Consolidated Financial Statements and “Critical Accounting Policies and Estimates – Goodwill” above for further discussion. As of April 30, 2010, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill nor result in additional impairment of goodwill.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended April 30,
(in millions)	2010	2009
Interest and investment income, net	$3.5	$1.9
Gain (loss) on foreign currency	(7.2)	(0.6)
Other income (expense)	0.3	(1.3)

	$(3.4)	$—

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in Interest and investment income, net, during the three months ended April 30, 2010, as compared to the same period in the prior fiscal year, is primarily due to gains on marketable securities. This increase was partially offset by lower interest rate yields on investments during the three months ended April 30, 2010 as compared to the same period of the prior fiscal year.

The gain (loss) on foreign currency represents the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of the gain (loss) is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

Provision for Income Taxes

Our effective tax rate was 22% and negative 65% during the three months ended April 30, 2010 and 2009, respectively. Our effective tax rate during the quarter ended April 30, 2010 differs from the effective tax rate during the same period of the prior fiscal year primarily due to a $20.9 million discrete non-cash tax charge as a result of a change in expected future tax rates and establishment of a valuation allowance against certain California deferred tax assets that was recorded during the first quarter of fiscal 2010 partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill that was recorded during the first quarter of fiscal 2010. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the legislation, we expect that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized. Excluding the impact of discrete tax items, the effective tax rate for the first quarter of fiscal 2011 was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of stock-based compensation expense.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the Federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation expense, accounting for uncertain tax positions, business combinations, the U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax law.

As of April 30, 2010, we had $180.5 million of gross unrecognized tax benefits, excluding interest, of which approximately $167.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $13.1 million relates to items that would result in balance sheet reclassification with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At April 30, 2010, we had net deferred tax assets of $156.2 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

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

At April 30, 2010, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,239.3 million and net accounts receivable of $218.1 million. In addition, we have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million and a China line of credit that permits unsecured short-term borrowings of up to $5.0 million. These line of credit agreements contain customary covenants that could restrict the imposition of liens on our assets and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain their financial covenants. These credit facilities are available for working capital and other business needs. At April 30, 2010, we had no borrowings outstanding on the U.S. or China line of credit. The U.S. facility expires in August 2012, and the China facility has no contractual expiration.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,126.2 million at January 31, 2010 to $1,239.3 million at April 30, 2010 is principally the result of cash generated from operations and the proceeds from the issuance of common stock following stock option exercises. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock and capital expenditures. Cash generated from operations was positively impacted by higher net revenue.

The primary source for net cash provided by operating activities of $139.1 million for the three months ended April 30, 2010 was net income of $36.9 million increased by the effect of non-cash expenses totaling $58.1 million primarily associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $44.1 million.

The primary working capital sources of cash were a decrease in accounts receivable, an increase in deferred revenue and an increase in accounts payable. Our days sales outstanding in trade receivables was 42 days at April 30, 2010 compared to 55 days at January 31, 2010. Days sales outstanding decreased due to a higher percentage of current quarter billings which became due and collectable before quarter end. Current quarter billings were high in the first half of the quarter due in part to a promotion that expired mid-quarter in advance of an increase in our upgrade pricing. These early billings became due and collectable before quarter end. The increase in deferred revenue was primarily due to the year-over-year increase in net maintenance billings. The increase in accounts payable was due to an extension of payment terms with our largest vendors for purposes of improving our cash conversion cycle. The primary working capital uses of cash were for payment of the reduction of accrued expenses primarily related to our fiscal 2010 employee bonus accrual and fourth quarter fiscal 2010 commissions, and the purchase of shares under the ESP Plan. We expect net cash flows provided by operating activities to be higher in the second quarter of fiscal 2011 than in the same period of the prior fiscal year. However, the positive impact resulting from the promotion and the extension of payment terms with vendors is a one-time benefit that is not expected to recur in future quarters.

At April 30, 2010, our short-term investment portfolio had an estimated fair value of $121.7 million and a cost basis of $121.9 million. The portfolio fair value consisted of $64.3 million invested in commercial paper and corporate securities, $29.5 million invested in mutual funds, $10.0 million invested in money market funds, $6.8 million invested in U.S. government agency securities, $6.0 million invested in municipal securities, $4.7 million invested in certificates of deposit and time deposits with original maturities greater than 90 days and less than one year, and $0.4 million invested in other short-term securities.

At April 30, 2010, we had an investment in The Reserve International Liquidity Fund (the “International Fund”), a money market fund with an estimated fair value of $10.0 million. During the third quarter of fiscal 2009, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the International Fund revaluing its holdings of debt securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the International Fund.

A third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the non U.S.-based International Fund. Our investment in the International Fund is not currently liquid, and in the event we need to access these funds, we will not be able to do so. However, based on currently available information, we expect to recover substantially all of our current holdings, net of reserves, from the International Fund within the next 12 months. Accordingly, the International Fund is classified in current “Marketable Securities” in the Condensed Consolidated Balance Sheets.

At April 30, 2010, we owned two auction rate securities with an estimated fair value of $7.6 million. Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While we expect to recover substantially all of our current holdings, net of reserves, in the auction rate securities, we cannot predict when this will occur or the amount we will receive. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” in the Condensed Consolidated Balance Sheets. See Note 4, “Financial Instruments and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of our financial instruments.

At April 30, 2010, $29.5 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 9, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; and funding restructuring costs.

As of April 30, 2010, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Our existing cash, cash equivalents and investment balances may decline in fiscal 2011 in the event of a weakening of the economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing U.S. credit facility is currently $250.0 million of which we have no amounts outstanding. This credit facility is available for working capital and other business needs.

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes derivative instruments to hedge a portion of our foreign currency transaction exposures that exist as part of our ongoing business operations. As of April 30, 2010, we have open contracts to hedge expected cash flows for 1 to 12 months in the future. Contracts are primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $225.6 million and $239.1 million at April 30, 2010 and January 31, 2010, respectively.

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors approved a plan which authorized the repurchase of up to 20.0 million shares. The purpose of the stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises and the issuance of shares through our ESP Plan, the pool of existing outstanding options and the grant of new options, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three months ended April 30, 2010, we repurchased 2.0 million shares of our common stock. At April 30, 2010, 11.5 million shares remained available for repurchase under the existing repurchase authorization. See Note 15, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock in open-market transactions during the quarter ended April 30, 2010:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	—	$—	—	13,460
March 1 - March 31	1,783	29.41	1,783	11,677
April 1 - April 30	220	29.16	220	11,457

Total	2,003	$29.38	2,003	11,457

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)	These amounts correspond to a plan approved by the Board of Directors in December 2007 that authorized the repurchase of 20.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended April 30, 2010.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our foreign currency exposures that exist as part of our ongoing business operations. As of April 30, 2010 and January 31, 2010, we had open contracts to hedge expected cash flows for 1 to 12 months in the future in order to reduce our exposure to foreign currency volatility. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $225.6 million and positive $239.1 million at April 30, 2010 and January 31, 2010, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2010 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2010 would increase the fair value of our foreign currency contracts by $29.6 million. A hypothetical 10% depreciation of the dollar from its value at April 30, 2010 would decrease the fair value of our foreign currency contracts by $9.1 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency contracts.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and, to a lesser extent, the market value of certain longer term securities. At April 30, 2010, we had $703.8 million of cash equivalents and short-term marketable securities. With an average investment balance for the quarter of approximately $695.5 million, if interest rates were to increase (decrease) by 10%, this would result in a $0.3 million increase (decrease) in annual interest income. Further, at April 30, 2010, we had approximately $179.5 million invested in a longer term portfolio which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $1.7 million and $3.4 million over both 6 and 12 month periods, respectively. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Weakness in the global economy and the recent global financial crisis may continue to impact our business, financial results and financial condition.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters and it is not yet clear whether a sustainable recovery is currently taking place on a worldwide basis. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. Over the past several quarters, many of our customers have reduced their work forces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us. These actions have negatively impacted and may continue to negatively impact our business, financial results and financial condition. In addition, the negative effect these factors have had on our cash flows has caused us to restructure our business and in turn incur restructuring charges as well as take impairment charges on some of our long-term assets, and may cause us to take additional restructuring actions and charges in the future.

The recent global financial crisis, which principally affected the banking system, financial markets and other financial institutions, resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Additionally, weakness in the global economy has lowered many governments’ revenues and changed their spending priorities. Our business has been impacted by these events, and we may be further impacted from the continuing effects of the global financial crisis and tightened credit markets by:

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

If global economic conditions deteriorate, or our customers continue to struggle under these pressures, our customers may further delay, reduce or cancel their technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. If global economic conditions do not improve, or our customers’ businesses do not improve, our customers may further delay, reduce or cancel their technology purchases. This could result in stagnation of our sales and our revenue.

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

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attach and renewal rates may decline or fluctuate as a result of a number of factors, including the health of the overall business, and the perceived value of the subscription offering. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, our maintenance revenue will decline, and our business will suffer. In addition, a portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers’ attach rates do not change, will have a negative impact on our future maintenance revenue. This in turn would impact our business and harm our financial results.

We recognize the revenue ratably over the life of the maintenance contracts, which is predominantly one year, but may also be two or three year terms. Decreases in net maintenance billings will negatively impact future maintenance revenue, however future maintenance revenue will also be impacted by other factors such as the amount, timing and mix of contract terms of future billings.

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

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our operating results to fluctuate include:

•	general market, economic and business conditions,

•	lower growth or contraction of our upgrade or maintenance programs,

•	fluctuations in foreign currency exchange rates and the success of our hedging activity,

•	the impact of sales in particular geographies, including emerging economies,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related vertical design products and model-based design products,

•	the timing of the introduction of new products by us or our competitors,

•	the financial and business condition of our reseller and distribution channels,

•	stock-based compensation expense,

•	higher unemployment,

•	weak or negative growth in the industries we serve including architecture, engineering and construction, manufacturing, geospatial mapping and digital media and entertainment markets,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	failure to follow sales policies,

•	restructuring or other accounting charges,

•	unexpected costs or other operating expenses,

•	pricing pressure or changes in product pricing or product mix,

•	platform changes,

•	timing of product releases and retirements,

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

•	failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions,

•	failure to successfully or fully integrate acquired businesses and technologies,

•	unexpected or negative outcomes of matters relating to litigation or regulatory inquiries,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	unanticipated changes in tax rates and tax laws,

•	distribution channel management,

•	changes in sales compensation practices,

•	the timing of large sales,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	failure to grow lifecycle management or collaboration products,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements, and

•	unanticipated impact of accounting rules, regulations or interpretations.

We have also experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our operating results in Europe during our third quarter are usually affected by a slow summer period, and our Asia Pacific operations typically experience seasonal slowing in our third and fourth quarters.

Our operating expenses are based in part on our expectations for future revenue and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Greater than anticipated expenses or a failure to maintain rigorous cost controls would also negatively affect profitability. Further, gross margins may be adversely affected if our sales of Creative Finishing products, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the quarter ended April 30, 2010, approximately 87% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales, as well as to provide customer support services, would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 17% and 14% of our consolidated net revenue for the quarters ended April 30, 2010 and 2009, respectively.

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

We derive a substantial portion of our net revenue from sales of licenses of AutoCAD software, including products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results. During the quarter ended April 30, 2010, combined revenue from our AutoCAD and AutoCAD LT products represented 36% of our consolidated net revenue.

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

While we have determined in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, that our internal control over financial reporting was effective as of January 31, 2010, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

For example, the FASB is currently working on a joint project with the International Accounting Standards Board regarding revenue recognition. The objective of this project is to clarify the principles for recognizing revenue and create a joint revenue recognition standard for Generally Accepted Accounting Principles in the U.S. (“GAAP”) and International Financial Reporting Standards. Although a proposed standard has not yet been issued, it is expected that any proposed standard would result in changes to the way we recognize and report revenue under GAAP. We are currently unable to estimate the impact that these changes will have on our consolidated financial position, results of operations and cash flows.

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

We use derivative instruments to manage a portion of our earnings exposure and cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency forward and option contracts to manage a portion of our exposures of underlying assets, liabilities and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for 1 to 12 months in the future, and provide us with some protection against currency exposures. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our financial results.

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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our related vertical design products and our model-based design products such as our Autodesk Inventor products, our Autodesk Revit products, our AutoCAD Civil 3D products and our Autodesk Navisworks products. Should sales of licenses of our AutoCAD and AutoCAD LT products decrease without a corresponding increase in vertical design and model-based design product revenue or without purchases of customer seats to our vertical design products and model-based design products, our results of operations will be adversely affected.

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

In addition, such acquisitions and investments involve other risks such as:

•	the inability to retain customers, vendors, distributors, business partners, and other entities associated with the acquired business;

•	the potential impact on relationships with existing customers, vendors, distributors as business partners as a result of acquiring another business;

•	the potential that due diligence of the acquired business or product does not identify significant problems;

•	the potential for incompatible business cultures; and

•	significant transaction or integration-related costs.

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

Our success depends largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel (including key personnel joining our company through acquisitions), the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

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

Our business strategy has historically depended in part on our relationships with third-party developers who provide products that expand the functionality of our design software. Some developers may elect to support other products or may experience disruption in product development and delivery cycles or financial pressure during periods of economic downturn. In particular markets, such disruptions have in the past, and would likely in the future, negatively impact these third-party developers and end users, which could harm our business.

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

Our business may be significantly disrupted upon the occurrence of a catastrophic event.

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, weather event, telecommunications failure, power failure, cyber attack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended April 30, 2010.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Autodesk, Inc. (as of March 26, 2010 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 31,2010)

10.1 *	Autodesk, Inc. 2010 Outside Directors’ Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 31,2010)

10.2 *	Autodesk, Inc. 2010 Outside Directors’ Stock Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on March 31,2010)

10.3 *	Participants, target awards and payout formulas for fiscal year 2011 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 31,2010)

10.4 *	Description of sales commission plan with Ken Bado for fiscal year 2011 (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 31,2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 4, 2010

AUTODESK, INC.
(Registrant)

/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)