Form 10-Q
period 2010-07-31
AUTODESK INC
filed 2010-09-01
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of August 24, 2010, there were 227,283,469 shares of the registrant’s Common Stock outstanding.

AUTODESK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net revenue:
License and other	$280.7	$231.0	$560.5	$474.6
Maintenance	192.1	183.9	386.9	366.1

Total net revenue	472.8	414.9	947.4	840.7

Cost of revenue:
Cost of license and other revenue	40.5	44.8	81.7	88.9
Cost of maintenance revenue	7.9	5.3	18.0	13.5

Total cost of revenue	48.4	50.1	99.7	102.4

Gross profit	424.4	364.8	847.7	738.3
Operating expenses:
Marketing and sales	177.5	176.4	364.0	360.3
Research and development	119.3	109.8	246.5	231.4
General and administrative	45.9	49.5	97.6	99.5
Restructuring charges	1.9	26.4	9.0	42.9
Impairment of goodwill	—	—	—	21.0

Total operating expenses	344.6	362.1	717.1	755.1

Income (loss) from operations	79.8	2.7	130.6	(16.8)
Interest and other income (expense), net	0.1	10.7	(3.3)	10.7

Income (loss) before income taxes	79.9	13.4	127.3	(6.1)
Provision for income taxes	(20.0)	(2.9)	(30.5)	(15.6)

Net income (loss)	$59.9	$10.5	$96.8	$(21.7)

Basic net income (loss) per share	$0.26	$0.05	$0.42	$(0.09)

Diluted net income (loss) per share	$0.25	$0.05	$0.41	$(0.09)

Shares used in computing basic net income (loss) per share	228.0	228.9	228.5	228.0

Shares used in computing diluted net income (loss) per share	233.8	232.3	234.5	228.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	July 31, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$850.0	$838.7
Marketable securities	236.6	161.9
Accounts receivable, net	231.0	277.4
Deferred income taxes	43.6	44.2
Prepaid expenses and other current assets	56.2	57.4

Total current assets	1,417.4	1,379.6
Marketable securities	184.1	125.6
Computer equipment, software, furniture and leasehold improvements, net	88.5	101.6
Purchased technologies, net	73.6	88.0
Goodwill	545.7	542.9
Deferred income taxes, net	113.1	101.9
Other assets	102.6	107.6

	$2,525.0	$2,447.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79.0	$67.8
Accrued compensation	100.5	115.6
Accrued income taxes	23.0	8.4
Deferred revenue	454.2	444.6
Other accrued liabilities	66.4	67.6

Total current liabilities	723.1	704.0
Deferred revenue	71.9	71.9
Long term income taxes payable	135.1	127.2
Other liabilities	69.1	70.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,225.1	1,204.3
Accumulated other comprehensive loss	(2.9)	(3.5)
Retained earnings	303.6	272.7

Total stockholders’ equity	1,525.8	1,473.5

	$2,525.0	$2,447.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended July 31,
	2010	2009
Operating activities:
Net income (loss)	$96.8	$(21.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53.0	55.5
Stock-based compensation expense	45.3	44.4
Restructuring charges, net	9.0	42.9
Impairment of goodwill	—	21.0
Gain on disposition of assets	—	(2.3)
Changes in operating assets and liabilities, net of business combinations	46.5	(65.3)

Net cash provided by operating activities	250.6	74.5

Investing activities:
Purchases of marketable securities	(318.7)	(298.2)
Sales of marketable securities	52.8	1.4
Maturities of marketable securities	135.8	14.3
Capital expenditures	(11.1)	(24.3)
Purchase of equity investment	—	(10.0)
Business combinations, net of cash acquired	(8.5)	—
Other investing activities	(0.5)	—

Net cash used in investing activities	(150.2)	(316.8)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	40.1	44.1
Repurchases of common stock	(129.2)	—
Draws on line of credit	—	2.2
Repayments of line of credit	—	(54.3)

Net cash used in financing activities	(89.1)	(8.0)

Effect of exchange rate changes on cash and cash equivalents	—	1.2

Net increase (decrease) in cash and cash equivalents	11.3	(249.1)
Cash and cash equivalents at beginning of fiscal year	838.7	917.6

Cash and cash equivalents at end of period	$850.0	$668.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2010, and for the three and six months ended July 31, 2010, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2011, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “2010 Form 10-K”) filed on March 19, 2010.

Reclassifications

During the first quarter of fiscal 2011, Autodesk reclassified certain costs of revenue, which primarily included reclassifying shipping and fulfillment expenses from “Cost of license and other revenue” to “Cost of maintenance revenue,” due to a change in the Company’s cost allocation methodology. These expenses have been reclassified in the Condensed Consolidated Statement of Operations for the three and six months ended July 31, 2009 to conform to the current period presentation as follows:

	Three Months Ended	Six Months Ended
Increase (Decrease) to Expense	July 31, 2009	July 31, 2009
Cost of license and other revenue	(2.3)	(7.7)
Cost of maintenance revenue	2.3	7.7

2.	Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended July 31, 2010, as compared to the accounting pronouncements described in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, that are of significance, or potential significance, to the Company.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 regarding Accounting Standards Codification (“ASC”) Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 985-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Autodesk currently plans to adopt the changes under ASU 2009-13 and 2009-14 effective February 1, 2011. Autodesk is currently assessing the impact that the adoption of these new accounting pronouncements will have on its consolidated financial position, results of operations and cash flows.

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

Total sales to the distributors Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 15% and 16% of Autodesk’s consolidated net revenue for the three and six months ended July 31, 2010 and 14% of Autodesk’s consolidated net revenue for each of the three and six month periods ended July 31, 2009, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and comes from outside the U.S. In addition, Tech Data accounted for 17% and 15% of gross accounts receivable at July 31, 2010 and January 31, 2010, respectively.

4.	Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments were as follows:

	July 31, 2010		January 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$850.0	$850.0	$838.7	$838.7
Marketable securities - short-term	237.8	236.6	164.8	161.9
Marketable securities - long-term	181.9	184.1	124.4	125.6
Foreign currency forward and option contracts	3.0	4.7	2.3	3.9

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

Autodesk has marketable securities that are classified as either “available-for-sale securities” or “trading securities.” At July 31, 2010 and January 31, 2010, Autodesk’s short-term investment portfolio included $28.7 million and $26.3 million, respectively, of trading securities invested in a defined set of mutual funds as directed by the participants in the Company’s Deferred Compensation Plan. At July 31, 2010, these securities had net unrealized losses of $1.3 million and a cost basis of $30.0 million, and at January 31, 2010, these securities had net unrealized losses of $3.1 million and a cost basis of $29.4 million (see Note 8, “Deferred Compensation”).

Marketable securities classified as “available-for-sale securities” include the following securities at July 31, 2010 and January 31, 2010:

	July 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$84.2	$0.1	$—	$84.3
U.S. government agency securities	45.5	—	—	45.5
Certificates of deposit and time deposits	29.5	—	—	29.5
U.S. treasury securities	25.0	—	—	25.0
Money market funds	10.0	—	—	10.0
Sovereign debt	9.0	—	—	9.0
Municipal securities	4.3	—	—	4.3
Other	0.3	—	—	0.3

	$207.8	$0.1	$—	$207.9

Long-term available-for-sale securities:
Commercial paper and corporate securities	$144.0	$1.7	$—	$145.7
U.S. government agency securities	12.8	0.2	—	13.0
U.S. treasury securities	6.3	0.1	—	6.4
Taxable auction-rate securities	7.6	—	—	7.6
Municipal securities	7.3	0.1	—	7.4
Sovereign debt	3.9	0.1	—	4.0

	$181.9	$2.2	$—	$184.1

	January 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$88.8	$0.2	$—	$89.0
Certificates of deposit and time deposits	24.6	—	—	24.6
Money market funds	10.0	—	—	10.0
U.S. government agency securities	8.8	—	—	8.8
Municipal securities	2.8	—	—	2.8
Other	0.4	—	—	0.4

	$135.4	$0.2	$—	$135.6

Long-term available-for-sale securities:
Corporate securities	$94.9	$1.0	$—	$95.9
U.S. government agency securities	9.1	0.1	—	9.2
Taxable auction-rate securities	7.6	—	—	7.6
Municipal securities	7.6	0.1	—	7.7
U.S. treasury securities	5.2	—	—	5.2

	$124.4	$1.2	$—	$125.6

The sales of “available-for-sale securities” resulted in no gross gains or losses during the three and six month periods ended July 31, 2010 and 2009. The cost of securities sold is based on the specific identification method.

At July 31, 2010 and January 31, 2010, Autodesk was invested in The Reserve International Liquidity Fund (the “International Fund”) with an estimated fair value of $10.0 million. In mid-September of 2008, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the International Fund revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the International Fund.

A third party court appointed supervisor is overseeing, but not managing, the accounting and payment administration of the International Fund. At this time, the amount and timing of the distribution of our investment in the International Fund is subject to litigation, and in the event Autodesk needs to access these funds, the Company will not be able to do so. However, based on currently available information, Autodesk expects to recover substantially all of its current holdings, net of reserves, from the International Fund within the next 12 months. Accordingly, the International Fund is classified in current “Marketable securities” in the Condensed Consolidated Balance Sheets.

At July 31, 2010 and January 31, 2010, Autodesk owned two auction rate securities with an estimated fair value of $7.6 million. Autodesk’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every 28 days. The securities, which met Autodesk’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate securities, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of these investments in an active market, they are included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue to evaluate its accounting for these investments quarterly.

The following table summarizes the estimated fair value of our available-for-sale marketable securities, classified by the contractual maturity date of the security as of July 31, 2010:

Contractual maturities of types of securities

	July 31, 2010
	Cost	Fair Value
Due in 1 year	$207.8	$207.9
Due in 1 year through 5 years	174.3	176.5
Due in 5 years through 10 years	—	—
Due after 10 years	7.6	7.6

Total	$389.7	$392.0

As of July 31, 2010 and January 31, 2010, Autodesk did not have any securities in a continuous unrealized loss position for greater than 12 months.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates, which exist as part of ongoing international business operations. Autodesk’s general practice is to use two types of derivative instruments, option collars and forward contracts, to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These instruments have maturities between 1 to 12 months in the future. Autodesk does not enter into any derivative instruments for trading or speculative purposes.

The bank counterparties in all contracts expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on Autodesk’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties. Autodesk does not have any master netting arrangements in place with collateral features.

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

The notional amount of these contracts was $266.3 million at July 31, 2010 and $239.1 million at January 31, 2010. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The entire net gain of $5.3 million remaining in “Accumulated other comprehensive income (loss)” as of July 31, 2010 is expected to be recognized into earnings within the next 12 months.

Balance Sheet Hedges

In addition to the cash flow hedges described above, contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter, with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $8.9 million at July 31, 2010 and $19.6 million at January 31, 2010.

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2010 and January 31, 2010.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet as of July 31, 2010

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$5.6	Other accrued liabilities	$0.9
Derivatives not designated as hedging instruments		—		—

Total derivatives		$5.6		$0.9

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet as of January 31, 2010

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4.3	Other accrued liabilities	$0.4
Derivatives not designated as hedging instruments		—		—

Total derivatives		$4.3		$0.4

The effects of derivative instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2010 and 2009, respectively (amounts presented include any income tax effects).

Effects of Derivative Instruments on Income and Other Comprehensive Income (“OCI”) Derivatives Designated as Hedging Instruments

For the Three Months Ended July 31, 2010	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	$2.0	$6.1	Net revenue	$0.3	Interest and other income (expense), net
		—	Operating expenses

Total	$2.0	$6.1		$0.3

For the Six Months Ended July 31, 2010	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	$12.9	$9.5	Net revenue	$0.2	Interest and other income (expense), net
		0.5	Operating expenses

Total	$12.9	$10.0		$0.2

For the Three Months Ended July 31, 2009	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
Foreign exchange contracts	$(7.7)	$(2.0)	Net revenue	$0.6	Interest and other income (expense), net
		0.9	Operating expenses

Total	$(7.7)	$(1.1)		$0.6

For the Six Months Ended July 31, 2009	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
Foreign exchange contracts	$(3.0)	$(1.2)	Net revenue	$1.6	Interest and other income (expense), net
		0.7	Operating expenses

Total	$(3.0)	$(0.5)		$1.6

(1)

Includes $0.4 million and $1.0 million recognized for the three and six months ended July 31, 2009, respectively, due to previously forecasted transactions that did not occur within the originally specified time period or the additional period of time allowed.

Derivatives Not Designated as Hedging Instruments	Amount and Location of Gain (Loss) Recognized in Income on Derivative
For the Three Months Ended July 31, 2010
Foreign exchange contracts	$1.1	Interest and other income (expense), net

For the Six Months Ended July 31, 2010
Foreign exchange contracts	$(0.6)	Interest and other income (expense), net

For the Three Months Ended July 31, 2009
Foreign exchange contracts	$(1.6)	Interest and other income (expense), net

For the Six Months Ended July 31, 2009
Foreign exchange contracts	$—	Interest and other income (expense), net

5.	Fair Value Measurements

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

The Company’s investment held in the International Fund is designated as a Level 3 security. The Company conducted its fair value assessment of the International Fund using Level 1 and Level 3 inputs. Management has reviewed the International Fund’s underlying portfolio, which is substantially comprised of cash deposited into the U.S. District Court’s Registry at the Federal Reserve Bank of New York. Normally, the Company would classify such investments within Level 1 of the fair value hierarchy. Management evaluated the fair value of its unit interest in the International Fund, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company has classified its holdings in the International Fund within Level 3 of the fair value hierarchy. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model, and some of the inputs to this model are unobservable in the market. There have been no significant changes in the valuation input assumptions since January 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of July 31, 2010:

	Fair Value Measurements at July 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$38.0	$264.2	$—	$302.2
Commercial paper	—	196.5	—	196.5
Money market funds	—	63.2	—	63.2
Marketable securities:
Commercial paper and corporate securities	195.5	34.5	—	230.0
U.S. government agency securities	58.5	—	—	58.5
U.S. treasury securities	31.4	—	—	31.4
Certificates of deposit and time deposits	25.0	4.5	—	29.5
Mutual funds	28.7	—	—	28.7
Sovereign debt	—	13.0	—	13.0
Municipal securities	11.7	—	—	11.7
Money market funds	—	—	10.0	10.0
Taxable auction-rate securities	—	—	7.6	7.6
Other	0.3	—	—	0.3
Foreign currency derivative contracts (2)	—	5.6	—	5.6

Total	$389.1	$581.5	$17.6	$988.2

Liabilities
Foreign currency derivative contracts (3)	—	0.9	—	0.9

Total	$—	$0.9	$—	$0.9

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2010:

	Fair Value Mesurements at January 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$64.0	$208.8	$—	$272.8
Commercial paper	—	299.5	—	299.5
Money market funds	—	49.4	—	49.4
Municipal securities	0.8	—	—	0.8
Marketable securities:
Commercial paper and corporate securities	115.9	69.0	—	184.9
Mutual funds	26.3	—	—	26.3
Certificates of deposit and time deposits	20.0	4.6	—	24.6
U.S. government agency securities	18.0	—	—	18.0
Municipal securities	10.5	—	—	10.5
Money market funds	—	—	10.0	10.0
Taxable auction-rate securities	—	—	7.6	7.6
U.S. treasury securities and sovereign debt	5.2	—	—	5.2
Other	0.4	—	—	0.4
Foreign currency derivative contracts (2)	—	4.3	—	4.3

Total	$261.1	$635.6	$17.6	$914.3

Liabilities
Foreign currency derivative contracts (3)	—	0.4	—	0.4

Total	$—	$0.4	$—	$0.4

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2010 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction- Rate Securities	Total
Balance at January 31, 2010	$10.0	$7.6	$17.6
Redemptions	—	—	—

Balance at July 31, 2010	$10.0	$7.6	$17.6

6.	Stock-Based Compensation

Stock Plans

As of July 31, 2010, Autodesk maintained two active stock plans for the purpose of granting stock awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan, as amended and restated (“2008 Plan”), which is available only to employees, and the 2010 Outside Directors’ Option Plan, as amended (“2010 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2008 Plan was originally approved by Autodesk’s stockholders in November 2007. On June 10, 2010, Autodesk’s stockholders approved amendments to the 2008 Plan, which increased the number of shares reserved for issuance under the plan by 15.5 million shares, in addition to 0.5 million shares that remained available for issuance under the plan prior to the amendment, and extended the term of the plan to June 2013. The 2008 Plan permits the grant of stock options, restricted stock units and restricted stock awards; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. Options and restricted stock units granted under the 2008 Plan vest over periods ranging from immediately upon grant to over a four year period and options expire within four to ten years from the date of grant. At July 31, 2010, 16.0 million shares were available for future issuance under the 2008 Plan. The 2008 Plan will expire in June 2013.

The 2010 Plan, which was approved by the stockholders and replaced the 2000 Directors’ Option Plan (“2000 Plan”) in June 2009, became effective March 16, 2010. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Options and awards granted under the 2010 Plan vest over periods ranging from one year to over a four year period and options expire within seven years from the date of grant. The 2010 Plan reserved 2.5 million shares of Autodesk common stock, plus 0.5 million shares that remained available for issuance under the 2000 Plan. At July 31, 2010, 2.8 million shares were available for future issuance. The 2010 Plan will expire in March 2020.

The following sections, Stock Options and Restricted Stock, summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2010 was as follows:

	Number of Shares	Weighted Average Price per Share
	(in thousands)
Options outstanding at January 31, 2010	29,083	$27.56
Granted	6,400	29.42
Exercised	(1,060)	13.70
Cancelled	(802)	32.19

Options outstanding at July 31, 2010	33,621	$28.25

Options exercisable at July 31, 2010	20,395	$29.86

Options available for grant at July 31, 2010	18,807

The total pre-tax intrinsic value of options exercised during the three months ended July 31, 2010 and 2009 was $4.5 million and $11.2 million, respectively. For the six months ended July 31, 2010 and 2009, the total pre-tax intrinsic value of options exercised was $16.5 million and $12.8 million, respectively. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted during the three months ended July 31, 2010 and 2009, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $8.51 and $8.38 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended July 31, 2010 and 2009, calculated as of the stock option grant date using the Black-Scholes-Merton option-pricing model, was $9.15 and $6.08 per share, respectively. As of July 31, 2010, total compensation costs of $78.3 million related to non-vested options is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information about options outstanding and exercisable at July 31, 2010:

	Options Exercisable				Options Outstanding
	Number of Shares (in Thousands)	Weighted Average Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1) (in Millions)	Number of Shares (in Thousands)	Weighted Average Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1) (in Millions)
Range of per-share exercise prices:
$0.61 — $16.53	4,723		$11.12		8,732		$12.78
$17.37 — $29.49	3,507		23.84		9,218		26.77
$29.50 — $35.00	3,845		32.14		6,757		31.81
$35.30 — $45.29	7,694		41.46		8,121		41.61
$47.24 — $49.80	626		48.41		793		48.59

	20,395	2.9	$29.86	$107.0	33,621	4.0	$28.25	$172.0

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $29.54 per share as of July 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised prior to specific dates ranging through June 2017.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the six months ended July 31, 2010 was as follows:

Unreleased Restricted Stock
(in thousands)
Unreleased restricted stock at January 31, 2010	855
Awarded	67
Released	(30)
Forfeited	(4)

Unreleased restricted stock at July 31, 2010	888

During the six months ended July 31, 2010, Autodesk granted approximately 44,000 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to the third anniversary of the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock units of $2.2 million and $3.9 million during the three and six months ended July 31, 2010, respectively. Autodesk recorded share-based compensation expense related to restricted stock units of $0.3 million and $0.5 million during the three and six months ended July 31, 2009, respectively. As of July 31, 2010, total compensation cost related to non-vested awards not yet recognized of $10.1 million is expected to be recognized over a weighted average period of 1.4 years. At July 31, 2010, the number of units granted but unreleased was approximately 865,000.

During the six months ended July 31, 2010, Autodesk granted approximately 23,000 restricted stock awards under the 2010 Plan. Restricted stock awards granted under the 2010 Plan vest on the first anniversary of the date of grant. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock is expensed ratably over the vesting period. Autodesk recorded share-based compensation expense related to restricted stock awards of $0.3 million and $0.4 million during the three and six months ended July 31, 2010, respectively, and $0.3 million and $0.4 million during the three and six months ended July 31, 2009, respectively. As of July 31, 2010, total compensation cost related to non-vested awards not yet recognized of $0.5 million is expected to be recognized over a weighted average period of 0.9 years. At July 31, 2010, the number of awards granted but unreleased was approximately 23,000.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan (“ESP Plan fair market value”). At July 31, 2010, a total of 29.3 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan will expire in January 2018.

Autodesk issued 1.7 million shares under the ESP Plan during each of the six month periods ended July 31, 2010 and 2009, at average prices of $14.65 and $14.29 per share, respectively in each case. The weighted average grant date fair values of awards granted under the ESP Plan during the six months ended July 31, 2010 and 2009, calculated as of the award grant date using the Black-Scholes-Merton option-pricing model, were $6.90 and $7.17 per share, respectively.

At July 31, 2010, a total of 48.1 million shares of Autodesk’s common stock have been reserved for future issuance under existing stock option and stock purchase plans.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2010 and 2009, respectively, as follows:

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009
Cost of license and other revenue	$0.7	$0.7
Marketing and sales	9.2	9.5
Research and development	7.2	7.1
General and administrative	3.9	4.0

Stock-based compensation expense related to stock awards and ESP Plan purchases	21.0	21.3
Tax benefit	(5.3)	(4.5)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$15.7	$16.8

	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
Cost of license and other revenue	$1.5	$1.3
Marketing and sales	19.8	19.0
Research and development	15.5	14.2
General and administrative	8.5	9.9

Stock-based compensation expense related to stock awards and ESP Plan purchases	45.3	44.4
Tax benefit	(12.1)	(10.0)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$33.2	$34.4

Autodesk used the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards and the fair value of awards under the ESP Plan based on the following assumptions:

	Three Months Ended July 31, 2010		Three Months Ended July 31, 2009
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.41 - 0.44	0.33 - 0.45	0.50 - 0.52	0.58 - 0.73
Range of expected lives (in years)	2.7 - 3.8	0.50 - 2.0	2.7 - 4.0	0.50 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	0.98 - 1.61%	0.24 - 1.05%	1.66 - 2.42%	0.42 - 0.86%
Expected forfeitures	10.5%	10.5%	13.5%	13.5%

	Six Months Ended July 31, 2010		Six Months Ended July 31, 2009
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	0.40 - 0.44	0.33 - 0.45	0.50 - 0.55	0.58 - 0.73
Range of expected lives (in years)	2.7 - 3.8	0.50 - 2.0	2.7 - 4.0	0.50 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	0.98 - 1.85%	0.24 - 1.05%	1.21 - 2.42%	0.42 - 0.86%
Range of expected forfeitures	10.5 - 13.5%	10.5 - 13.5%	13.5%	13.5%

Autodesk measures all stock-based payments to employees and directors, including grants of employee stock options, employee stock purchases related to the ESP Plan, and restricted stock units and restricted stock, using a fair-value based method, and records the expense in Autodesk’s Condensed Consolidated Statements of Operations. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period.

Autodesk estimates expected volatility for stock-based awards granted under the Company’s stock plans and ESP Plan awards based on the average of two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock.

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

Autodesk’s effective tax rate was 25% and 24% during the three and six months ended July 31, 2010, respectively. Autodesk’s effective tax rate was 22% during the three months ended July 31, 2009 and negative 256% during the six months ended July 31, 2009. Autodesk’s effective tax rate increased 3% during the three months ended July 31, 2010 as compared to the same period in the prior fiscal year primarily due to comparatively less discrete tax benefits associated with stock options recorded during the three months ended July 31, 2010. Autodesk’s effective tax rate during the six months ended July 31, 2010 differs from the effective tax rate during the same period of the prior fiscal year primarily due to a $20.9 million discrete non-cash tax charge as a result of a change in expected future tax rates and establishment of a valuation allowance against certain California deferred tax assets recorded during the first quarter of fiscal 2010 and partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill recorded during the first quarter of fiscal 2010. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the legislation, we expect that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized. Excluding the impact of discrete tax items, the effective tax rate for the three and six months ended July 31, 2010 was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of stock-based compensation expense.

As of July 31, 2010, the Company had $182.5 million of gross unrecognized tax benefits, excluding interest, of which approximately $169.8 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $12.7 million relates to items that would result in balance sheet reclassification with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At July 31, 2010, Autodesk had net deferred tax assets of $156.7 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

8.	Deferred Compensation

At July 31, 2010, Autodesk had marketable securities totaling $420.7 million, of which $28.7 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $28.7 million at July 31, 2010, of which $1.3 million was classified as current and $27.4 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2010 was $26.3 million. The total related deferred compensation liability at January 31, 2010 was $26.3 million, of which $1.1 million was classified as current and $25.2 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

9.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer software and hardware, leasehold improvements, furniture and equipment and the related accumulated depreciation were as follows:

	July 31, 2010	January 31, 2010
Computer software, at cost	$129.3	$127.3
Computer hardware, at cost	114.4	108.5
Leasehold improvements, land and buildings, at cost	113.2	113.7
Furniture and equipment, at cost	42.4	42.9

	399.3	392.4
Less: Accumulated depreciation	(310.8)	(290.8)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$88.5	$101.6

10.	Other Intangible Assets, Net

Other intangible assets include purchased technologies, customer relationships, trade names and the related accumulated amortization were as follows:

	July 31, 2010	January 31, 2010
Purchased technologies, at cost (1)	$312.9	$311.5
Customer relationships and trade names, at cost (2)	177.5	176.5
Less: Accumulated amortization	(343.2)	(314.9)

Other intangible assets, net	$147.2	$173.1

(1)

Purchased technologies include $4.3 million of in-process research and development technology as of July 31, 2010 and January 31, 2010. In-process research and development technology is an indefinite lived asset that is held and tested at least annually for impairment until such time that technological feasibility is achieved. Once technological feasibility is achieved, the technology will be amortized to expense over an applicable useful life.

(2)	Customer relationships and trade names are included in “Other assets” in the Condensed Consolidated Balance Sheets.

11.	Goodwill

The changes in the carrying amount of goodwill during the six months ended July 31, 2010 were as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2010	$40.2	$224.8	$277.9	$—	$542.9
Addition arising from acquisitions	—	—	—	5.5	5.5
Effect of foreign currency translation, purchase accounting adjustments and other	(0.1)	(2.1)	(0.5)	—	(2.7)

Balance as of July 31, 2010	$40.1	$222.7	$277.4	$5.5	$545.7

Autodesk assesses goodwill annually for impairment in the fourth quarter of each fiscal year or sooner should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual operating results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal operating results forecasts. As of July 31, 2010, a hypothetical 10% decrease in the fair value of our Platform Solutions and Emerging Business; Manufacturing; Architecture, Engineering and Construction; or Media and Entertainment reporting units would not have an impact on the carrying value, nor result in impairment, of goodwill for the respective reporting units.

12.	Borrowing Arrangements

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens, certain types of additional debt and dispositions of assets if Autodesk fails to maintain its financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., a Citibank affiliate, which is the lead lender and agent. Autodesk had no outstanding borrowings on this line at July 31, 2010. This facility expires in August 2012.

During the quarter ended July 31, 2010, Autodesk terminated its $5.0 million China line of credit because it was no longer needed.

13.	Restructuring Reserve

During the first quarter of fiscal 2011, Autodesk initiated a restructuring plan in order to further reduce operating costs. The restructuring plan is expected to result in targeted staff reductions of approximately 210 to 230 positions. In connection with the restructuring plan, Autodesk expects to record restructuring charges of approximately $10.0 million to $12.0 million. No leased facilities were consolidated as part of this restructuring (“Fiscal 2011 Plan”).

In connection with the Fiscal 2011 Plan, during the three and six months ended July 31, 2010 Autodesk reduced the number of employees by approximately 50 positions and 170 positions, respectively, and recorded restructuring charges of $3.5 million and $10.6 million, respectively, which primarily related to one-time employee termination benefits. The remainder of the termination benefits will be substantially paid during fiscal 2011. In connection with the fiscal 2009 and 2010 restructuring plans, Autodesk expects to pay the facility related liabilities through fiscal 2018.

The following table summarizes the restructuring activity recorded in the Condensed Consolidated Balance Sheets during the six months ended July 31, 2010:

	Balance at January 31, 2010	Additions	Payments	Adjustments(1)	Balance at July 31, 2010
Fiscal 2011 Plan
Employee Termination Costs	$—	$10.6	$(8.4)	$—	$2.2
Fiscal 2010 Plan
Employee Termination Costs	0.8	—	(0.8)	—	—
Lease Termination and Asset Costs	6.1	—	(2.4)	(0.3)	3.4
Fiscal 2009 Plan
Employee Termination Costs	1.0	—	(0.2)	(0.8)	—
Lease Termination and Asset Costs	8.2	0.2	(2.9)	(0.9)	4.6
Other
Employee Termination Costs	0.4	—	(0.3)	(0.1)	—
Lease Termination and Asset Costs	2.9	—	(0.5)	(0.1)	2.3

	$19.4	$10.8	$(15.5)	$(2.2)	$12.5

Current portion(2)	$11.4				$7.7
Non-current portion(2)	8.0				4.8

	$19.4				$12.5

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portion of the reserve is recorded in the Condensed Consolidated Balance Sheet under “Other accrued liabilities” and “Other liabilities,” respectively.

14.	Commitments and Contingencies

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect its future results of operations, cash flows or financial position in a particular period.

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

During the three and six months ended July 31, 2010, Autodesk repurchased 2.5 million and 4.5 million respective shares of its common stock on the open market at average repurchase prices of $28.15 per share and $28.70 per share, respectively, and subsequently retired those shares. Common stock and additional paid-in capital and retained earnings were reduced by $36.5 million and $33.9 million, respectively, during the three months ended July 31, 2010, as a result of the stock repurchases. Common stock and additional paid-in-capital and retained earnings were reduced by $63.3 million and $65.9 million, respectively, during the six months ended July 31, 2010. As of July 31, 2010, 9.0 million shares remained available for repurchase under this program.

16.	Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of taxes, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income (loss)	$59.9	$10.5	$96.8	$(21.7)
Other comprehensive income (loss)
Net gain (loss) on derivative instruments, net of taxes	(4.1)	(7.1)	3.0	(3.8)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	1.2	0.2	0.9	0.2
Net change in cumulative foreign currency translation gain (loss)	1.1	15.2	(3.3)	13.5

Total other comprehensive income (loss)	(1.8)	8.3	0.6	9.9

Total comprehensive income (loss)	$58.1	$18.8	$97.4	$(11.8)

Accumulated other comprehensive loss, net of taxes, was comprised of the following:

	July 31, 2010	January 31, 2010
Net gain on derivative instruments	$5.3	$2.3
Net unrealized gain on available-for-sale securities	2.4	1.5
Unfunded portion of pension plans	(5.9)	(5.9)
Foreign currency translation adjustments	(4.7)	(1.4)

Accumulated other comprehensive loss	$(2.9)	$(3.5)

17.	Net Income (Loss) Per Share

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$59.9	$10.5	$96.8	$(21.7)

Denominator:
Denominator for basic net income (loss) per share - weighted average shares	228.0	228.9	228.5	228.0
Effect of dilutive securities	5.8	3.4	6.0	—

Denominator for dilutive net income (loss) per share	233.8	232.3	234.5	228.0

Basic net income (loss) per share	$0.26	$0.05	$0.42	$(0.09)

Diluted net income (loss) per share	$0.25	$0.05	$0.41	$(0.09)

The computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method. For the three months ended July 31, 2010 and 2009, 22.8 million and 22.3 million potentially anti-dilutive weighted shares, respectively, were excluded from the computation of diluted net income per share because their exercise prices were higher than the average market value of Autodesk’s stock during the period. For the six months ended July 31, 2010, 21.1 million potentially anti-dilutive weighted shares were excluded from the computation of diluted net income (loss) per share because their exercise prices were higher than the average market value of Autodesk’s stock during the period. For the six months ended July 31, 2010, Autodesk was in a net loss position. Therefore, all 31.4 million outstanding options and awards were considered anti-dilutive and excluded from the computation of diluted net loss per share.

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

Information concerning the operations of Autodesk’s reportable segments was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net revenue:
Platform Solutions and Emerging Business	$177.5	$149.6	$361.3	$305.3
Architecture, Engineering and Construction	133.1	122.9	269.9	251.1
Manufacturing	112.7	95.4	220.6	189.3
Media and Entertainment	49.5	46.7	95.6	94.6
Other	—	0.3	—	0.4

	$472.8	$414.9	$947.4	$840.7

Gross profit:
Platform Solutions and Emerging Business	$168.0	$140.3	$341.5	$286.6
Architecture, Engineering and Construction	121.6	110.2	244.3	226.4
Manufacturing	105.1	87.5	205.0	173.7
Media and Entertainment	38.0	35.4	73.7	69.5
Unallocated (1)	(8.3)	(8.6)	(16.8)	(17.9)

	$424.4	$364.8	$847.7	$738.3

(1)

Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including amortization of purchased technology and stock-based compensation expense.

Information regarding Autodesk’s net revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net revenue:
Americas
U.S.	$136.1	$129.9	$266.6	$263.5
Other Americas	32.3	29.5	63.0	59.4

Total Americas	168.4	159.4	329.6	322.9

Europe, Middle East and Africa	188.8	157.0	387.4	324.1

Asia Pacific
Japan	46.6	43.0	100.2	90.3
Other Asia Pacific	69.0	55.5	130.2	103.4

Total Asia Pacific	115.6	98.5	230.4	193.7

Total net revenue	$472.8	$414.9	$947.4	$840.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, business and sale model changes, anticipated future operating results and operating expenses, the impact of our restructuring activities, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging strategy on our financial results, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results, and our ability to successfully expand adoption of our horizontal design products, our vertical design products and model-based design products. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, short-term and long-term cash requirements, cash flows from operations, and revenues from upgrades and our maintenance program, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

We believe that our large global network of distributors and resellers, third-party developers, customers and students is also a competitive advantage. These relationships provide us with a broad reach into volume markets. Our distributor and reseller network is extensive and provides our customers with global resources for the purchase and support of our products as well as resources for effective and cost-efficient training services. We believe that our network of channel partners positions us well for longer-term growth. In addition, we have a significant number of registered third-party developers that create products that operate with our software products, further extending our reach into volume markets. Users trained on our products are broadly available from both educational institutions and the existing workforce providing us with a student community of next-generation professional users and reducing the cost of training for our customers. To train the next generation of users, we offer education programs, including classroom support, standardized curricula, instructor development, and specially priced software-licensing options.

Our strategy to grow over the long term derives from these core strengths. Our growth strategy includes continually increasing the business value of our design tools in a number of ways, and improving the performance and functionality of our existing products with each new release. Our most recent release began in March 2010. Beyond our non-industry or discipline specific horizontal design products, AutoCAD and AutoCAD LT, we develop products addressing industry or discipline-specific needs through our vertical design and model-based design product offerings. We continually strive to improve our product functionality and specialization by industry while increasing product interoperability and usability. We also strive to create innovative ways of delivering better user experiences to our customers. We believe this ultimately increases our customers’ satisfaction, increases the usefulness of our products to our customers and drives customer loyalty.

We believe that expanding our horizontal design product customers’ portfolios to include our vertical design products and model-based design products presents a meaningful growth opportunity and is an important part of our overall strategy. For example, for each of the three and six months ended July 31, 2010, revenue from model-based design products increased 14%, as compared to the same periods in the prior fiscal year, and represented 29% as a percentage of total revenue during each of the three and six month periods ended July 31, 2010 and 2009. We believe that the adoption of vertical design products and model-based design products by our customers in all industries will increase their productivity, as well as result in richer design data.

Expanding our geographic coverage is another key element of our growth strategy. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging economies increased 13% and 14% during each of the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior fiscal year. Revenue from emerging economies represented 15% of net revenue during each of the three and six months ended July 31, 2010 and 2009. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, intellectual property protection and software piracy.

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

Global demand for our products improved during the three and six months ended July 31, 2010, as compared to the respective periods of the prior fiscal year. We began to see growth in the demand environment in many countries and markets, and global financial market growth, which has improved our business. We saw demand for our products and services increase in all of the geographies and industries we serve during the three and six months ended July 31, 2010 as compared to the same periods of the prior fiscal year. This has positively impacted our financial results. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our expenses, which consist primarily of employee-related expenditures, facilities costs, and depreciation and amortization expense. We took actions in fiscal 2010, and continue to take actions in fiscal 2011, to help improve our financial condition in fiscal 2011 and beyond. We believe that by continuing to execute our strategy we can achieve our goal of being the world’s leading design and engineering software and services company for the architecture, engineering, and construction, manufacturing, geospatial mapping, and digital media and entertainment markets.

Our strategy depends upon a number of assumptions, including that we will be able to continue making our technology available to mainstream markets; leverage our large global network of distributors and resellers, third-party developers, customers, and students; improve the performance and functionality of our products; and adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part I, Item 1A, “Risk Factors.”

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

Goodwill. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. As of July 31, 2010, a hypothetical 10% decrease in the fair value of our Platform Solutions and Emerging Business; Manufacturing; Architecture, Engineering and Construction or Media and Entertainment reporting units would not have an impact on the carrying value, nor result in impairment, of goodwill for the respective reporting units.

Product Returns Reserves. We permit our distributors and resellers to return products up to a percentage of prior quarter purchases. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions, channel sell-in for applicable markets and other factors. Our product returns reserves were $10.5 million at July 31, 2010 and $11.8 million at January 31, 2010. Actual product returns as a percentage of applicable revenue were 4.4% and 5.5% for the three months ended July 31, 2010 and 2009, respectively, and 4.9% and 5.5% for the six months ended July 31, 2010 and 2009, respectively. During the three months ended July 31, 2010 and 2009, we recorded additions to our product returns reserve of $10.4 million and $9.5 million, respectively, which reduced our revenue. During the six months ended July 31, 2010 and 2009, we recorded additions to our product returns reserve of $21.4 million and $21.9 million, respectively, which reduced our revenue.

Income Taxes. At July 31, 2010, we had $156.7 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized software, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries and acquired intangibles and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made.

Overview of the Three and Six Months Ended July 31, 2010

(in millions)	Three Months Ended July 31, 2010	As a % of Net Revenue	Three Months Ended July 31, 2009	As a % of Net Revenue
Net revenue	$472.8	100%	$414.9	100%
Cost of revenue	48.4	10%	50.1	12%

Gross profit	424.4	90%	364.8	88%
Operating expenses	344.6	73%	362.1	87%

Income (loss) from operations	$79.8	17%	$2.7	1%

(in millions)	Six Months Ended July 31, 2010	As a % of Net Revenue	Six Months Ended July 31, 2009	As a % of Net Revenue
Net Revenue	$947.4	100%	$840.7	100%
Cost of revenue	99.7	11%	102.4	12%

Gross Profit	847.7	89%	738.3	88%
Operating expenses	717.1	75%	755.1	90%

Income (loss) from operations	$130.6	14%	$(16.8)	-2%

Our results for the second quarter of fiscal 2011 reflect recent improvements in the global demand environment, as compared to the same period in the prior fiscal year when the economic downturn had decreased demand for our products and services, and customers reduced their workforces. While global macroeconomic indicators remain mixed, there were some signs of growth during the three and six months ended July 31, 2010. There have been significant job losses around the world over the past two years, and unemployment remains high in several important geographies, including the U.S. Additionally, there are a number of mixed data points as to whether credit has become more readily available, and how this continues to impact our customers and partners.

Our business showed some signs of growth as evidenced by our year over year increases in revenue, gross profit and income from operations. Contributing to the year over year increases in revenue were increases in revenue from new seat licenses, revenue for most of our major products, all of our reportable segments, and all of our geographies during the three and six months ended July 31, 2010 as compared to the same periods of the prior fiscal year. In addition, we continued to make progress in controlling our operating costs, which led to year over year improvements in profitability. Despite the improvements in these areas, it is not clear whether these increases represent sustainable trends, or are indications of broad-based stabilization of our business. Our business had a sequential decrease in upgrade revenue as a result of an increase in upgrades in the first quarter of fiscal 2011 in response to a promotion in advance of the March 2010 increase in upgrade pricing. We remain cautious regarding our fiscal 2011 financial prospects primarily due to the continued negative business reports in a number of countries around the world.

During the three and six months ended July 31, 2010, as compared to the same periods of the prior fiscal year, net revenue increased, gross profit increased and income from operations increased. The increases in income from operations during the three and six months ended July 31, 2010, as compared to the same periods in the prior fiscal year, were due to the increases in our net revenue along with decreases in total spend, defined as cost of revenue plus operating expenses. The majority of our costs are relatively fixed in the short term as they relate primarily to our workforce. In an attempt to adjust our cost structure, we initiated restructuring plans that resulted in us recording restructuring charges of $1.9 million and $9.0 million during the three and six months ended July 31, 2010, respectively, as compared to the $26.4 million and $42.9 million recorded in the respective periods of the prior fiscal year. In addition, during the six months ended July 31, 2009 we recorded a goodwill impairment charge of $21.0 million associated with our M&E segment. The favorable impacts of the increase in revenue and decrease in restructuring and impairment charges during the three and six months ended July 31, 2010, as compared the same period of the prior fiscal year, were partially offset by the increase in operating costs resulting from the return of some previously suppressed costs and costs associated with higher revenue. Our spending decisions are based in part on our expectations for future revenue and are not directly variable with fluctuations in revenue. Accordingly, our inability to immediately adjust our operating costs for any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. We constantly monitor and adjust our cost structure to align with our recent and anticipated financial results. In addition to restructuring activities, other actions that we have taken to adjust our cost structure include reductions in discretionary spending and contingent labor costs. In taking these actions, we may incur additional costs that could negatively impact our net income and cash flows from operating activities.

Net revenue for the three months ended July 31, 2010 increased $57.9 million, or 14%, as compared to the same period in the prior fiscal year due to a 22% increase in license and other revenue and a 4% increase in maintenance revenue. We experienced increases in net revenue in all of our major geographies during the three months ended July 31, 2010 as compared to the same period in the prior fiscal year. Net revenue for the six months ended July 31, 2010 increased $106.7 million, or 13%, as compared to the same period in the prior fiscal year due to an 18% increase in license and other revenue and a 6% increase in maintenance revenue. We experienced increases in net revenue in all of our major geographies during the six months ended July 31, 2010 as compared to the same period in the prior fiscal year.

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, the United Kingdom, Italy, Canada, South Korea, Australia and China. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from favorable foreign exchange rate changes during the three and six months ended July 31, 2010, as compared to the same periods of the prior fiscal year. During the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, there was no impact on our operating expenses due to changes in foreign exchange rates, but during the six months ended July 31, 2010, our operating expenses increased due to changes in foreign exchange rates, as compared to the same period of the prior fiscal year. During the three and six months ended July 31, 2010, as compared to the same period of the prior year, income from operations benefited from favorable foreign exchange rate changes. Had applicable exchange rates from the three months ended July 31, 2009 been in effect through July 31, 2010, and had we excluded foreign exchange hedge gains and losses from the three months ended July 31, 2010, (“on a constant currency basis”), net revenue would have increased 13% compared to the same period of the prior fiscal year. During the six months ended July 31, 2010 net revenue would have increased 10% compared to the same period of the prior fiscal year on a constant currency basis. Operating expenses during the three months ended July 31, 2010 decreased 5% compared to the same period of the prior fiscal year both as reported and on a constant currency basis. During the six months ended July 31, 2010, operating expenses decreased 5% compared to the same period of the prior fiscal year as reported and decreased 6% on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, operating expenses and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 15% and 16% of our consolidated net revenue for the three and six months ended July 31, 2010, respectively, and 14% for the same periods of the prior fiscal year.

Our total spend decreased by $19.2 million, or 5%, during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year. During the six months ended July 31, 2010, our total spend decreased by $40.7 million, or 5%, as compared to the same period of the prior fiscal year. However, we continued to invest in areas important to the future success of Autodesk. Our total spend of $393.0 million for the second quarter of fiscal 2011 included $21.0 million of stock-based compensation expenses, $7.7 million attributable to amortization of developed technology for acquisitions subsequent to December 2005, $5.9 million attributable to amortization of customer relationships and trade names for acquisitions subsequent to December 2005 and $1.9 million for restructuring charges. Our total spend of $816.8 million for the first half of fiscal 2011 included $45.3 million of stock-based compensation expenses, $15.4 million attributable to amortization of developed technology for acquisitions subsequent to December 2005, $12.1 million attributable to amortization of customer relationships and trade names for acquisitions subsequent to December 2005 and $9.0 million for restructuring charges.

Our total operating margin increased from $2.7 million, or 1%, during the three months ended July 31, 2009, to $79.8 million, or 17%, during the three months ended July 31, 2010. Our total operating margin increased from a loss of $16.8 million, or negative 2%, during the six months ended July 31, 2009, to income of $130.6 million, or 14%, during the three months ended July 31, 2010. The increase in our operating margin during the three and six months ended July 31, 2010 was primarily due to net revenue increasing more rapidly than the increase in our costs due to our cost saving initiatives during fiscal 2010 and 2011. Also contributing to the increase in total operating margin were the decreases in restructuring charges during the three and six months ended July 31, 2010 as compared to the same period of the prior fiscal year and the decrease in goodwill impairment charges during the six months ended July 31, 2010. During the three months ended July 31, 2010, our operating margin increased $24.5 million due to the decrease in restructuring charges. During the six months ended July 31, 2010 our operating margin increased $21.0 million due to the decrease in goodwill impairment charges and $33.9 million for the decrease in restructuring charges. These decreases were partially offset by an increase in expenses due to the return of some previously suppressed costs and costs associated with higher revenue.

We expect to grow revenue and increase our operating margin percentage during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our actual financial results.

Our primary goals for the remainder of fiscal 2011 are to continue to deliver our market-leading products and solutions to our customers, to stimulate revenue growth, to manage operating margins and to invest in product functionality and new product lines while minimizing the impact of these investments on gross profit, operating margins, operating cash flow and our worldwide operations.

At July 31, 2010, we had $1,270.7 million in cash and marketable securities. We completed the quarter ended July 31, 2010 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the quarter ended January 31, 2010. Our deferred revenue balance at July 31, 2010 included $472.7 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year. We repurchased 2.5 million shares of our common stock for $70.4 million during the three months ended July 31, 2010 and 4.5 million shares of our common stock for $129.2 million during the six months ended July 31, 2010. Comparatively, we had no repurchases of our common stock during the three and six months ended July 31, 2009.

Results of Operations

Net Revenue

	Three Months Ended July 31, 2010	Increase (Decrease) Compared to Prior Period		Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Increase (Decrease) Compared to Prior Period		Six Months Ended July 31, 2009
(in millions)		$	%			$	%
Net revenue:
License and other	$280.7	$49.7	22%	$231.0	$560.5	$85.9	18%	$474.6
Maintenance	192.1	8.2	4%	183.9	386.9	20.8	6%	366.1

	$472.8	$57.9	14%	$414.9	$947.4	$106.7	13%	$840.7

Net revenue by geographic area:
Americas	$168.4	$9.0	6%	$159.4	$329.6	$6.7	2%	$322.9
Europe, Middle East and Africa	188.8	31.8	20%	157.0	387.4	63.3	20%	324.1
Asia Pacific	115.6	17.1	17%	98.5	230.4	36.7	19%	193.7

	$472.8	$57.9	14%	$414.9	$947.4	$106.7	13%	$840.7

Net revenue by operating segment:
Platform Solutions and Emerging Business	$177.5	$27.9	19%	$149.6	$361.3	$56.0	18%	$305.3
Architecture, Engineering and Construction	133.1	10.2	8%	122.9	269.9	18.8	7%	251.1
Manufacturing	112.7	17.3	18%	95.4	220.6	31.3	17%	189.3
Media and Entertainment	49.5	2.8	6%	46.7	95.6	1.0	1%	94.6
Other	—	(0.3)	-100%	0.3	—	(0.4)	-100%	0.4

	$472.8	$57.9	14%	$414.9	$947.4	$106.7	13%	$840.7

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

Total license and other revenue increased 22% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year. This increase was primarily due to the 46% increase in commercial new seat revenue during the three months ended July 31, 2010. During the three months ended July 31, 2010, 50 percentage points of the 46% increase were due to increases in the number of seats sold, partially offset by 4 percentage points due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 59% and 56% for the three months ended July 31, 2010 and 2009, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 74% and 63% for the three months ended July 31, 2010 and 2009, respectively.

Total license and other revenue increased 18% during the six months ended July 31, 2010, as compared to the same period of the prior fiscal year. This increase was primarily due to the 35% increase in commercial new seat revenue during the six months ended July 31, 2010. During the six months ended July 31, 2010, 39 percentage points of the 35% increase were due to increases in the number of seats sold, partially offset by 4 percentage points due to lower average net revenue per seat. As a percentage of total net revenue, license and other revenue was 59% and 56% for the six months ended July 31, 2010 and 2009, respectively. Commercial new seat revenue, as a percentage of license and other revenue, was 69% and 60% for the six months ended July 31, 2010 and 2009, respectively.

The increase in license and other revenue during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, was partially offset by the 31% decrease in upgrade revenue, which includes crossgrade revenue. Upgrade revenue remained approximately flat during the six months ended July 31, 2010 as compared to the same period of the prior fiscal year. During the first quarter of fiscal 2011, upgrade revenue included a one-time increase in upgrades in response to a promotion in advance of the March 2010 increase in upgrade pricing. Over the long term, we expect revenue from upgrades to decrease as we continue to move customers onto our maintenance program.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 3% of net revenue for all periods presented.

Maintenance Revenue

Our maintenance revenue relates to a program known by our user community as the Subscription Program. Our maintenance program provides our commercial and educational customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and technical support. We recognize maintenance revenue ratably over the maintenance contract periods.

Maintenance revenue increased 4% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 5% increase in commercial maintenance revenue. During the three months ended July 31, 2010, the 5% increase was due to higher net revenue per maintenance seat. As a percentage of total net revenue, maintenance revenue was 41% and 44% for the three months ended July 31, 2010 and 2009, respectively. Commercial maintenance revenue represented 98% of maintenance revenue during each of the three months ended July 31, 2010 and 2009.

Maintenance revenue increased 6% during the six months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 6% increase in commercial maintenance revenue. During the six months ended July 31, 2010, 8 percentage points of the 6% increase were due to higher net revenue per maintenance seat, partially offset by a 2 percentage point decrease due to lower program enrollment during the corresponding maintenance contract term. As a percentage of total net revenue, maintenance revenue was 41% and 44% for the six months ended July 31, 2010 and 2009, respectively. Commercial maintenance revenue represented 98% of maintenance revenue during the six months ended July 31, 2010 and 2009. Total program enrollment at July 31, 2010 and January 31, 2010 consisted of about 2.6 million users and 2.2 million users, respectively.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize revenue from those contracts ratably over their contract terms, which are predominantly one year, but may be two or three year terms. Net maintenance billings increased 6% and 17% during the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior fiscal year. These increases were due to more new seats sold, an increase in the renewal rates and the impact from the upgrade pricing promotion mentioned above. The increase in net maintenance billings during the first half of fiscal 2011 will have a positive impact on future maintenance revenue, however year over year decreases in net maintenance billings during the second and third quarters of fiscal 2010, and the impact of other factors such as the amount, timing and mix of contract terms of future net maintenance billings, could cause downward pressure on future maintenance revenue.

Aggregate backlog at July 31, 2010 and January 31, 2010 was $547.5 million and $542.5 million, respectively, of which $526.1 million and $516.5 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $4.6 million during the first half of fiscal 2011 from $26.0 million at January 31, 2010 to $21.4 million at July 31, 2010. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas region increased by 6% during the three months ended July 31, 2010, as compared to the same period in the prior fiscal year. The increase in net revenue in the Americas was primarily due to the 33% increase in new seat revenue and the 6% increase in maintenance revenue. These increases were partially offset by the 16% decrease in upgrade revenue in the Americas during the three months ended July 31, 2010 as compared to the same period in the prior fiscal year. Net revenue in the Americas region increased by 2% during the six months ended July 31, 2010, as compared to the same period in the prior fiscal year primarily due to the 36% increase in new seat revenue and the 2% increase in maintenance revenue. These increases were partially offset by a 24% decrease in upgrade revenue in the Americas during the six months ended July 31, 2010 as compared to the same period in the prior fiscal year.

Net revenue in the EMEA geography increased 20% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 55% increase in new seat revenue and a 4% increase in maintenance revenue. These increases were partially offset by the 56% decrease in revenue from upgrades. This increase was primarily due to revenue growth in most countries in the region, led by Germany, France, the United Kingdom, Belgium and Italy. Also contributing to the increase was the increase in revenue from emerging economy countries within the EMEA geography. During the six months ended July 31, 2010, net revenue in the EMEA geography increased 20% primarily due to a 36% increase in new seat revenue, a 10% increase in maintenance revenue and a 10% increase in revenue from upgrades as compared to the same period in the prior fiscal year. This increase was primarily due to revenue growth in most countries in the region, led by Germany, France, the United Kingdom, Belgium and Switzerland. Also contributing to the increase was the increase in revenue from emerging economy countries within the EMEA geography. On a constant currency basis, revenue in the EMEA geography would have increased 19% and 14% for the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior fiscal year.

Net revenue in the Asia Pacific (“APAC”) geography increased by 17% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 26% increase in new seat revenue. In addition, we had small increases in upgrade revenue and maintenance revenue during the three months ended July 31, 2010 as compared to the same period of the prior fiscal year. The increase in net revenue in the APAC geography during the three months ended July 31, 2010 occurred in almost all countries, led by South Korea and followed by Japan, Australia, India and Singapore, partially offset by a decrease in China. During the six months ended July 31, 2010, net revenue in the APAC geography increased by 19% as compared to the same period of the prior fiscal year, primarily due to a 26% increase in new seat revenue, a 51% increase in upgrade revenue, and a 4% increase in maintenance revenue. The increase in net revenue in the APAC geography during the six months ended July 31, 2010 occurred in virtually all countries, led by Japan and followed by South Korea, Australia, India and Singapore, partially offset by a decrease in China. On a constant currency basis, revenue in the APAC geography would have increased 14% during each of the three and six month periods ended July 31, 2010, as compared to the same periods in the prior fiscal year.

Net revenue in emerging economies increased 13% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to revenue from Poland, India, Czech Republic and Brazil. Net revenue in emerging economies increased 14% during the six months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to revenue from Poland, India, the Russian Federation and Czech Republic. This growth was a significant factor in our international sales growth during the three and six months ended July 31, 2010. Revenue from emerging economies represented 15% of net revenue during each of the three and six months ended July 31, 2010 and 2009.

We believe that international revenue will continue to comprise a majority of our total net revenue. The economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. International net revenue represented 71% and 72% of our net revenue during the three and six months ended July 31, 2010, respectively, as compared to 69% during each of the same periods of the prior fiscal year. We remain cautious regarding our fiscal 2011 financial prospects primarily due to the continued negative business reports in a number of countries around the world.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

Net revenue for PSEB increased 19% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 30% increase in revenue from our AutoCAD LT products and a 21% increase in revenue from our AutoCAD products. During the six months ended July 31, 2010, net revenue for PSEB increased 18% as compared to the same period of the prior fiscal year, primarily due to a 22% increase in revenue from our AutoCAD products and a 24% increase in revenue from our AutoCAD LT products.

Net revenue for AEC increased 8% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 20% increase in revenue from our Revit products and a 9% increase in revenue from our AutoCAD Civil 3D products. During the six months ended July 31, 2010, net revenue for AEC increased 7% as compared to the same period of the prior fiscal year, primarily due to a 16% increase in revenue from our Revit products and a 7% increase in revenue from our ACAD Architecture products.

Net revenue for MFG increased 18% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 16% increase in revenue from our Autodesk Inventor products and a 36% increase in revenue from our Autodesk Mechanical products. During the six months ended July 31, 2010, net revenue for MFG increased 17% as compared to the same period of the prior fiscal year, primarily due to a 19% increase in revenue from our Autodesk Inventor products and a 24% increase in revenue from our Autodesk Mechanical products.

Net revenue for M&E increased 6% during the three months ended July 31, 2010, as compared to the same period of the prior fiscal year, primarily due to a 7% increase in revenue from our Animation product group and a 5% increase in revenue from Creative Finishing, formerly known as Advanced Systems. The increase in Animation revenue was primarily due to the new Autodesk Entertainment Creation Suite of products. During the six months ended July 31, 2010, net revenue for M&E increased 1% as compared to the same period of the prior fiscal year primarily due to a 9% increase in revenue from our Animation product group. The increase in Animation revenue was primarily due to the new Autodesk Entertainment Creation Suite of products and a 3% increase in revenue from Autodesk 3ds Max. This increase was partially offset by a 12% decrease in revenue from Creative Finishing during the six months ended July 31, 2010 as compared to the same period of the prior fiscal year.

Cost of Revenue

	Three Months Ended July 31, 2010	Increase (Decrease) Compared to Prior Period		Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Increase (Decrease) Compared to Prior Period		Six Months Ended July 31, 2009
(in millions)		$	%			$	%
Cost of revenue:
License and other	$40.5	$(4.3)	-10%	$44.8	$81.7	$(7.2)	-8%	$88.9
Maintenance	7.9	2.6	49%	5.3	18.0	4.5	33%	13.5

	$48.4	$(1.7)	-3%	$50.1	$99.7	$(2.7)	-3%	$102.4

As a percentage of net revenue	10%			12%	11%			12%

Cost of license and other revenue includes labor costs of order fulfillment and costs of fulfilling consulting and training services contracts and Autodesk Collaborative Solution hosting contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

During the first quarter of fiscal 2011, Autodesk reclassified certain costs of revenue, which primarily included reclassifying certain shipping and fulfillment expenses from “Cost of license and other revenue” to “Cost of maintenance revenue”, due to a change in our cost allocation methodology. These expenses have been updated in the statement of operations, which included reclassifying $2.3 million and $7.7 million from cost of license to cost of maintenance revenue during the three and six months ended July 31, 2009, respectively. See Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Cost of license and other revenue decreased 10% and 8% during the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior fiscal year, primarily due to savings on shipping and handling costs caused by the switch to a lower cost vendor as well as an increase in electronic fulfillment.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue increased 49% and 33% during the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior fiscal year, due to an increase in maintenance support headcount. These increases were partially offset by savings on freight and materials costs as fewer maintenance customers require physical shipments than in the past due to electronic fulfillment.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense.

Marketing and Sales

	Three Months Ended July 31, 2010	Increase Compared to Prior Period		Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Increase Compared to Prior Period		Six Months Ended July 31, 2009
(in millions)		$	%			$	%
Marketing and sales	$177.5	$1.1	1%	$176.4	$364.0	$3.7	1%	$360.3
As a percentage of net revenue	38%			43%	38%			43%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees and the expense of travel, entertainment and training for such personnel, costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment. Marketing and sales expenses increased 1% during each of the three and six months ended July 31, 2010 as compared to the same periods of the prior fiscal year, primarily due to higher employee-related costs, including commissions, bonuses and increased travel expenditures. These increases were partially offset by the decrease in salaries and benefits due to the decrease in marketing and sales headcount. We expect to balance our need to invest in the marketing and sales of our products with our need to reduce our operating expenses to align with our financial condition.

Research and Development

	Three Months Ended July 31, 2010	Increase Compared to Prior Period		Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Increase Compared to Prior Period		Six Months Ended July 31, 2009
(in millions)		$	%			$	%
Research and development	$119.3	$9.5	9%	$109.8	$246.5	$15.1	7%	$231.4
As a percentage of net revenue	25%			26%	26%			28%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees and the expense of travel, entertainment and training for such personnel, rent and occupancy and professional services such as fees paid to software development firms and independent contractors. Research and development expenses increased 9% and 7% during the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior fiscal year, primarily due to increases in employee-related costs, including bonuses, salaries and benefits, due to the increase in research and development headcount.

General and Administrative

	Three Months Ended July 31, 2010	(Decrease) Compared to Prior Period		Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	(Decrease) Compared to Prior Period		Six Months Ended July 31, 2009
(in millions)		$	%			$	%
General and administrative	$45.9	$(3.6)	-7%	$49.5	$97.6	$(1.9)	-2%	$99.5
As a percentage of net revenue	10%			12%	10%			12%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, and the expense of travel, entertainment and training for such personnel, as well as professional fees for legal and accounting services, amortization of acquisition related customer relationships and trade names, expense of communication, and cost of supplies and equipment. General and administrative expenses decreased 7% and 2% during the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior fiscal year, primarily due to a decrease in benefits and salaries due to the decrease in general and administrative headcount.

Restructuring Charges

	Three Months Ended July 31, 2010	(Decrease) Compared to Prior Period		Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	(Decrease) Compared to Prior Period		Six Months Ended July 31, 2009
(in millions)		$	%			$	%
Restructuring charges	$1.9	$(24.5)	-93%	$26.4	$9.0	$(33.9)	-79%	$42.9
As a percentage of net revenue	0%			6%	1%			5%

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

In connection with our restructuring plans, during the three and six months ended July 31, 2010 we reduced the number of employees by approximately 50 and 170 positions globally, respectively. We recorded restructuring charges of $1.9 million and $9.0 million during the three and six months ended July 31, 2010, respectively, which primarily related to one-time employee termination benefits. The remainder of the termination benefits will be substantially paid during the second half of fiscal 2011. If our revenue should decline or not grow as rapidly as planned, we may further reduce our operating expenses to align them with our financial condition, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities. See Note 13, “Restructuring Reserve,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Impairment of Goodwill

	Three Months Ended July 31, 2010	(Decrease) Compared to Prior Period		Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	(Decrease) Compared to Prior Period		Six Months Ended July 31, 2009
(in millions)		$	%			$	%
Impairment of goodwill	$—	$—	*	$—	$—	$(21.0)	-100%	$21.0
As a percentage of net revenue	0%			0%	0%			2%

*	Percentage is not meaningful.

We recorded an impairment charge of $21.0 million affecting the first quarter of fiscal 2010 representing the entire goodwill balance of the M&E segment as of April 30, 2009. This goodwill balance related to the M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. In response to the significant and sustained revenue declines we were experiencing in all segments and geographies during the first quarter of fiscal 2010, in May 2009 we revised the revenue and cash flow projections we had prepared during the second half of the first quarter of fiscal 2010 and concluded that an impairment of goodwill had occurred as of April 30, 2009. The revenue and cash flow projections were substantially impacted for all segments, however, the M&E segment was the only segment which had a then current fair value of its future discounted cash flows that fell below the carrying value of its assets. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded on goodwill. See Note 11, “Goodwill,” in the Notes to Condensed Consolidated Financial Statements and “Critical Accounting Policies and Estimates – Goodwill” above for further discussion. As of July 31, 2010, a hypothetical 10% decrease in the fair value of our PSEB, MFG, AEC or M&E reporting units would not have an impact on the carrying value, nor result in impairment, of goodwill for the respective reporting units.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2010	2009	2010	2009
Interest and investment income, net	$0.1	$3.6	$3.6	$5.4
Gain (loss) on foreign currency	(2.9)	3.3	(10.1)	1.8
Other income (expense)	2.9	3.8	3.2	3.5

Interest and other income (expense), net	$0.1	$10.7	$(3.3)	$10.7

Interest and investment income, net fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in Interest and investment income, net, during the three and six months ended July 31, 2010, as compared to the same period in the prior fiscal year, is primarily due to losses on marketable securities. Also contributing to this decrease was the lower interest rate yields on investments during the three and six months ended July 31, 2010 as compared to the same periods of the prior fiscal year.

The gain (loss) on foreign currency includes the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of the gain (loss) is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

Provision for Income Taxes

Our effective tax rate was 25% and 24% during the three and six months ended July 31, 2010, respectively. Our effective tax rate was 22% during the three months ended July 31, 2009 and negative 256% during the six months ended July 31, 2009. Our effective tax rate increased 3% during the three months ended July 31, 2010 as compared to the same period in the prior fiscal year primarily due to comparatively less discrete tax benefits associated with stock options recorded during the three months ended July 31, 2010. Our effective tax rate during the six months ended July 31, 2010 differs from the effective tax rate during the same period of the prior fiscal year primarily due to a $20.9 million discrete non-cash tax charge as a result of a change in expected future tax rates and establishment of a valuation allowance against certain California deferred tax assets recorded during the first quarter of fiscal 2010 and partially offset by a discrete tax benefit of $7.7 million associated with the impairment of goodwill recorded during the first quarter of fiscal 2010. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the legislation, we expect that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized. Excluding the impact of discrete tax items, the effective tax rates for the three and six months ended July 31, 2010 were lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of stock-based compensation expense.

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

As of July 31, 2010, we had $182.5 million of gross unrecognized tax benefits, excluding interest, of which approximately $169.8 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The remaining $12.7 million relates to items that would result in balance sheet reclassification with no impact to income tax expense. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

At July 31, 2010, we had net deferred tax assets of $156.7 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2010 and 2009, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss) and diluted earnings (loss) per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
	(Unaudited)		(Unaudited)
Gross profit	$424.4	$364.8	$847.7	$738.3
Non-GAAP gross profit	$432.8	$373.8	$864.6	$756.2
Gross margin	90%	88%	89%	88%
Non-GAAP gross margin	92%	90%	91%	90%
Income (loss) from operations	$79.8	$2.7	$130.6	$(16.8)
Non-GAAP income from operations	$116.3	$65.4	$212.4	$121.2
Operating margin	17%	1%	14%	-2%
Non-GAAP operating margin	25%	16%	22%	14%
Net income (loss)	$59.9	$10.5	$96.8	$(21.7)
Non-GAAP net income	$85.0	$56.5	$152.7	$98.4
Diluted earnings (loss) per share	$0.25	$0.05	$0.41	$(0.09)
Non-GAAP diluted earnings per share	$0.36	$0.24	$0.65	$0.42

For our internal budgeting and resource allocation process, we use non-GAAP measures to supplement our condensed consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential. In addition, these non-GAAP financial measures facilitate comparisons to our and our competitors’ historical results and operating guidance. We also use these measures for purposes of determining company-wide incentive compensation.

There are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. The non-GAAP financial measures included above are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. The non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(in millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Gross profit	$424.4	$364.8	$847.7	$738.3
Stock-based compensation expense	0.7	0.7	1.5	1.3
Amortization of purchased intangibles	7.7	8.3	15.4	16.6

Non-GAAP gross profit	$432.8	$373.8	$864.6	$756.2

Gross margin	90%	88%	89%	88%
Stock-based compensation expense	0%	0%	0%	0%
Amortization of purchased intangibles	2%	2%	2%	2%

Non-GAAP gross margin	92%	90%	91%	90%

Income (loss) from operations	$79.8	$2.7	$130.6	$(16.8)
Stock-based compensation expense	21.0	21.3	45.3	44.4
Amortization of purchased intangibles	13.6	15.0	27.5	29.7
Impairment of goodwill	—	—	—	21.0
Restructuring charges	1.9	26.4	9.0	42.9

Non-GAAP income from operations	$116.3	$65.4	$212.4	$121.2

Operating margin	17%	1%	14%	-2%
Stock-based compensation expense	5%	5%	5%	5%
Amortization of purchased intangibles	3%	4%	3%	4%
Impairment of goodwill	0%	0%	0%	2%
Restructuring charges	0%	6%	0%	5%

Non-GAAP operating margin	25%	16%	22%	14%

Net income (loss)	$59.9	$10.5	$96.8	$(21.7)
Stock-based compensation expense	21.0	21.3	45.3	44.4
Amortization of purchased intangibles	13.6	15.0	27.5	29.7
Impairment of goodwill	—	—	—	21.0
Restructuring charges	1.9	26.4	9.0	42.9
Establishment of valuation allowance on deferred tax assets	—	—	—	21.0
Discrete tax provision items (1)	0.2	(0.6)	(1.6)	(1.6)
Income tax effect of non-GAAP adjustments	(11.6)	(16.1)	(24.3)	(37.3)

Non-GAAP net income	$85.0	$56.5	$152.7	$98.4

Diluted net income (loss) per share	$0.25	$0.05	$0.41	$(0.09)
Stock-based compensation expense	0.09	0.09	0.19	0.19
Amortization of purchased intangibles	0.06	0.06	0.12	0.13
Impairment of goodwill	—	—	—	0.09
Restructuring charges	0.01	0.11	0.04	0.18
Establishment of valuation allowance on deferred tax assets	—	—	—	0.09
Discrete tax provision items (1)	—	—	(0.01)	—
Income tax effect of non-GAAP adjustments	(0.05)	(0.07)	(0.10)	(0.17)

Non-GAAP diluted net income per share	$0.36	$0.24	$0.65	$0.42

Shares used in diluted net income (loss) per share calculation	233.8	232.3	234.5	228.0
Shares included in non-GAAP net income per share, but excluded from GAAP net loss per share as they would have been anti-dilutive	—	—	—	3.1

Shares used in non-GAAP diluted net income per share calculation (2)	233.8	232.3	234.5	231.1

(1)	Effective in the second quarter of fiscal 2011, Autodesk began excluding certain GAAP discrete tax provision items for purposes of its non-GAAP financial measures. Prior period non-GAAP income tax expense amounts have been revised to conform to the current period presentation.
(2)	Effective in the first quarter of fiscal 2011, Autodesk began using GAAP diluted shares for purposes of calculating non-GAAP net income per share. Prior periods’ shares and diluted non-GAAP net income per share were revised to conform to current period presentation.

Our non-GAAP financial measures as set forth in the table above exclude the following:

Stock-based compensation expenses. We exclude stock-based compensation expenses from non-GAAP measures primarily because they are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

Amortization of purchased intangibles. We incur amortization of acquisition-related purchased intangible assets, primarily in connection with acquisitions of certain businesses and technologies. The amortization of purchased intangibles varies depending on the level of acquisition activity, and management finds it useful to exclude these variable charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

Goodwill impairment. This is a non-cash charge to write-down goodwill to fair value when there was an indication that the asset was impaired. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

Restructuring charges. These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, and the closure of facilities and cancelation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing operating results in the current period.

Establishment of a valuation allowance on certain net deferred tax assets. This is a non-cash charge to record a valuation allowance on certain deferred tax assets. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various expenses to assist in budgeting, planning and forecasting future periods.

Discrete tax items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations.

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP costs and expenses, primarily due to differences in the timing of when income tax benefits are recognized for stock compensation and purchased intangibles for GAAP and non-GAAP measures.

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

At July 31, 2010, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,270.7 million and net accounts receivable of $231.0 million. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $250.0 million. This line of credit agreement contains customary covenants that could restrict the imposition of liens on our assets and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. This credit facility is available for working capital and other business needs. At July 31, 2010, we had no borrowings outstanding on our line of credit, which expires in August 2012. During the quarter ended July 31, 2010, we terminated our $5.0 million China line of credit because it was no longer needed.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,126.2 million at January 31, 2010 to $1,270.7 million at July 31, 2010 is principally the result of cash generated from operations and the proceeds from the issuance of common stock following stock option exercises. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock and capital expenditures and cash used for business combinations and other investing activities. Cash generated from operations was positively impacted by higher net revenue.

The primary source for net cash provided by operating activities of $250.6 million for the six months ended July 31, 2010 was net income of $96.8 million increased by the effect of non-cash expenses totaling $107.3 million primarily associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $46.5 million.

The primary working capital sources of cash were a decrease in accounts receivable, an increase in deferred revenue and an increase in accounts payable. Our days sales outstanding in trade receivables was 44 days at July 31, 2010 compared to 55 days at January 31, 2010. The decrease in days sales outstanding was primarily due to the seasonality of our maintenance billings, as the fourth quarter has the most significant maintenance billings of our fiscal year. We typically experience a reduction in days sales outstanding between the fourth quarter and subsequent quarters. The increase in deferred revenue was primarily due to the year over year increase in net maintenance billings. The increase in accounts payable was due to an extension of payment terms with our largest vendors for purposes of improving our cash conversion cycle. The primary working capital uses of cash were for payment of accrued expenses primarily related to our fiscal 2010 employee bonus accrual and fourth quarter fiscal 2010 commissions and payments under our restructuring plans. We expect net cash flows provided by operating activities to be higher in the third quarter of fiscal 2011 than in the same period of the prior fiscal year.

At July 31, 2010, our short-term investment portfolio had an estimated fair value of $236.6 million and a cost basis of $237.8 million. The portfolio fair value consisted of $84.3 million invested in commercial paper and corporate securities, $45.5 million invested in U.S. government agency securities, $29.5 million invested in certificates of deposit and time deposits with original maturities greater than 90 days and less than one year, $28.7 million invested in mutual funds, $25.0 million invested in U.S. treasury securities, $10.0 million invested in money market funds, $9.0 million invested in sovereign debt, $4.3 million invested in municipal securities, and $0.3 million invested in other short-term securities.

At July 31, 2010, we had an investment in The Reserve International Liquidity Fund (the “International Fund”), a money market fund with an estimated fair value of $10.0 million. During the third quarter of fiscal 2009, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. We expect to recover substantially all of our current holdings, net of reserves, from the International Fund within the next 12 months. Accordingly, the International Fund is classified in current “Marketable securities” in the Condensed Consolidated Balance Sheets.

At July 31, 2010, we owned two auction rate securities with an estimated fair value of $7.6 million. The securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007 and have earned a premium interest rate since that time. While we expect to recover substantially all of our current holdings, net of reserves, in the auction rate securities, we cannot predict when this will occur or the amount we will receive. Due to the lack of liquidity of these investments, they are included in non-current “Marketable securities” in the Condensed Consolidated Balance Sheets. See Note 4, “Financial Instruments and Hedging Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of our financial instruments.

At July 31, 2010, $28.7 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 8, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; and funding restructuring costs.

As of July 31, 2010, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with a substantial amount held outside of the U.S. We believe that such dispersion is appropriate and meets our business and liquidity needs. A portion of this cash, cash equivalents and marketable securities could be subject to certain taxes, including U.S. income taxes, in the event we believe repatriation to the U.S. is appropriate.

Our existing cash, cash equivalents and investment balances may decline during the remainder of fiscal 2011 in the event of a weakening of the economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing worldwide balances, our anticipated cash flows from operations and our available credit facility is sufficient to meet our worldwide working capital and operating resource expenditure requirements for at least the next 12 months.

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes derivative instruments to hedge a portion of our foreign currency transaction exposures that exist as part of our ongoing business operations. As of July 31, 2010, we have open contracts to hedge expected cash flows for 1 to 12 months in the future. Contracts are primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $266.3 million and $239.1 million at July 31, 2010 and January 31, 2010, respectively.

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors approved a plan which authorized the repurchase of up to 20.0 million shares. The purpose of the stock repurchase program is to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises and the issuance of shares through our ESP Plan, the pool of existing outstanding options and the grant of new options, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three months ended July 31, 2010, we repurchased 2.5 million shares of our common stock. At July 31, 2010, 9.0 million shares remained available for repurchase under the existing repurchase authorization. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock in open-market transactions during the quarter ended July 31, 2010:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	500	$28.91	500	10,957
June 1 - June 30	2,002	27.96	2,002	8,955
July 1 - July 31	—	—	—	8,955

Total	2,502	$28.15	2,502	8,955

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)	These amounts correspond to a plan approved by the Board of Directors in December 2007 that authorized the repurchase of 20.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended July 31, 2010.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our foreign currency exposures that exist as part of our ongoing business operations. As of July 31, 2010 and January 31, 2010, we had open contracts to hedge expected cash flows for 1 to 12 months in the future in order to reduce our exposure to foreign currency volatility. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $266.3 million and $239.1 million at July 31, 2010 and January 31, 2010, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2010 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2010 would increase the fair value of our foreign currency contracts by $23.0 million. A hypothetical 10% depreciation of the dollar from its value at July 31, 2010 would decrease the fair value of our foreign currency contracts by $12.3 million. We do not anticipate any material adverse impact to our consolidated financial position, results of operations or cash flows as a result of these foreign currency contracts.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and, to a lesser extent, the market value of certain longer term securities. At July 31, 2010, we had $561.9 million of cash equivalents. With an average cash equivalent investment balance for the quarter of approximately $588.3 million, if interest rates were to increase (decrease) by 10% over current average rates, this would result in a $0.2 million increase (decrease) in annual interest income. Further, at July 31, 2010, we had approximately $420.7 million invested in a short and long term marketable security portfolios which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $2.0 million and $4.0 million over both 6 and 12 month periods, respectively. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in domestic and global economic and political conditions. The past two years have been characterized by weak global economic conditions, a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Although these conditions appear to be abating, it is not yet clear whether a sustainable recovery is currently taking place on a worldwide basis.

These conditions have led to our customers deferring, reducing or cancelling purchases in response to tighter credit, negative financial news and weaker financial performance of their businesses. Over the past two years, many of our customers have reduced their workforces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us.

These actions have negatively impacted and may continue to negatively impact our business, financial results and financial condition. In addition, the negative effect these factors have had on our cash flows has caused us to restructure our business and in turn incur restructuring charges as well as take impairment charges on some of our long-term assets, and may cause us to take additional restructuring actions and charges in the future. In addition, our financial results and condition have been and may continue to be impacted by:

•	the credit risk and insolvency of key channel partners impairing our distribution channels and cash flows;

•	counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves and third-party fulfillment of hedging transactions;

•	counterparty failures negatively affecting insured risks;

•	increased expense or inability to obtain short-term financing if banks providing our line of credit are unable to lend us money when it is needed for our operations; and

•	decreased borrowing and spending by our end users on small and large projects in the industries we serve, thereby reducing demand for our products.

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

In addition, we have taken and continue to take actions to stimulate demand for our products through a number of programs. Although we are attempting to balance the cost of these programs against the longer term benefits, it is possible that we will make such investments without corresponding increases in demand for our products and our revenue. This would further reduce our operating margins and have a negative impact on our financial results.

A significant portion of our revenue is generated through maintenance revenue; decreases in maintenance attach or renewal rates, or a decrease in the number of new licenses we sell negatively impacts our future revenue and operating results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attach and renewal rates may decline or fluctuate as a result of a number of factors, including the health of their business, and the perceived value of the maintenance program. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, our maintenance revenue will decline, and our business will suffer. In addition, a portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers’ attach rates do not change, will have a negative impact on our future maintenance revenue. This in turn would impact our business and harm our financial results.

We recognize the revenue ratably over the term of the maintenance contracts, which is predominantly one year, but may also be two or three year terms. Decreases in net maintenance billings will negatively impact future maintenance revenue, however future maintenance revenue will also be impacted by other factors such as the amount, timing and mix of contract terms of future billings.

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

Our quarterly operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our operating results to fluctuate include:

•	general market, economic and business conditions, including the impact of sales in particular geographies, including emerging economies,

•	lower growth or contraction of our upgrade or maintenance programs,

•	fluctuations in foreign currency exchange rates and the success of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related vertical design products and model-based design products,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives,

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve including architecture, engineering and construction, manufacturing, geospatial mapping and digital media and entertainment markets,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	pricing pressure or changes in product pricing or product mix,

•	platform changes,

•	timing of product releases and retirements,

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

•

failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies,

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•

changes in tax laws or regulations or accounting rules, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”),

•	changes in sales compensation practices,

•	the timing of large sales,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities, and

•	failure to achieve continued success in technology advancements.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including:

•	shortfalls in our expected net revenue, earnings or key performance metrics;

•	changes in estimates of future results or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our industry;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	general socio-economic, political or market conditions; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For each of the three and six months ended July 31, 2010, approximately 85% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and are experiencing difficulties in the current economic environment. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts, which could harm our operating results. If our distributors and resellers were to become insolvent, their inability to maintain their business and sales, as well as to provide customer support services, would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including distributors Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 15% and 16% of our consolidated net revenue for the three and six months ended July 31, 2010, respectively, and 14% during each of the three and six month periods ended July 31, 2009.

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

Because we derive a substantial portion of our net revenue from our top several products, including our AutoCAD-based software products, if these products are not successful, our net revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a small number of our products, including AutoCAD software, products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. As such, any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our operating results. During the three and six months ended July 31, 2010, combined revenue from our AutoCAD and AutoCAD LT products represented 34% and 35% of our consolidated net revenue, respectively.

We are subject to litigation and regulatory inquiries, and we may be named in additional litigation or become involved in regulatory inquiries in the future, all of which are costly, distracting to our core business and could result in an unfavorable outcome, resulting in a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

We are involved in litigation and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity. In addition, like many other high technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices and the business practices of others in our industry have increased in recent years. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. While outcomes of such actions vary, any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results could be negatively impacted.

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

In addition, we anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements and practices, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments, including our ability to meet and review the terms of those tax arrangements, and laws regarding the management of data, possible future limitations upon foreign owned businesses, increased financial accounting and reporting burdens and complexities, inadequate local infrastructure, greater difficulty in protecting intellectual property, and other factors beyond our control, including terrorism, war, natural disasters and diseases.

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

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow IFRS. The projects currently being worked on by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue, lease accounting and financial statement presentation.

In addition, the SEC has stated that it intends to make a determination in 2011 about whether to incorporate IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on the way in which we report financial results.

It is not clear to us when these potential changes in accounting principles will be effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that these changes will have on our consolidated financial position, results of operations and cash flows. In addition, as we evolve and change our business and sales models, we are currently unable to take into account how these potential changes would impact these new models, particularly in the area of revenue recognition.

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

We use derivative instruments to manage a portion of our earnings exposure and cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for 1 to 12 months in the future, and provide us with some protection against currency exposures. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our financial results.

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Although we have expanded our foreign currency cash flow hedge program beyond the current quarter to a longer term program in order to reduce our exposure to foreign currency volatility, we do not attempt to completely mitigate this risk, and in any case, will incur transaction fees in adopting such hedging programs. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

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

From time to time we introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customer’s needs and demands, we from time to time evolve our business and sales initiatives. We may take such actions without clear indications that they will prove successful. Market acceptance of any new business or sales initiative is dependent on our ability to match our customer’s needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

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

Our success and ability to invest and grow depend largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel (including key personnel joining our company through acquisitions), the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

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

There were no sales of unregistered securities during the three months ended July 31, 2010.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Autodesk, Inc. (as of June 10, 2010) (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 14, 2010)

10.1 *	Registrant’s Executive Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 14, 2010)

10.2 *	Registrant’s 2008 Employee Stock Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 1, 2010

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)