Form 10-K
period 2011-01-31
AUTODESK INC
filed 2011-03-18
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 226.6 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2010) was approximately $6.7 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2011, registrant had outstanding approximately 227.9 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2011.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION

The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; our belief that the strength of our channel network, technological leadership, brand recognition, breadth of product line and large installed base are benefitting us as global economies recover; expected trends in certain financial metrics; our ability to successfully expand adoption of our products, and our ability to successfully increase sales of product suites as part of our overall sales strategy; our belief that emerging economies continue to present long-term growth opportunities for us; the impact of our restructuring activities; the sufficiency of our cash to meet our working capital and operating resource expenditure requirements over the next 12 months and our ability to generate sufficient future taxable income in appropriate tax jurisdictions to realize our net deferred tax assets. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities Exchange Commission. We assume no obligation to update forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; manufacturing; and digital media and entertainment industries. Our sophisticated software products enable our customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities allow our customers to optimize and improve their designs, help save time and money, improve quality and foster innovation. Our software products are sold globally, both directly to customers and through a network of resellers and distributors.

Segments

We are organized into four reportable operating segments:

•	Platform Solutions and Emerging Business (“PSEB”), which accounted for 37% of our net revenue in fiscal 2011,

•	Architecture, Engineering and Construction (“AEC”), which accounted for 29% of our net revenue in fiscal 2011,

•	Manufacturing (“MFG”), which accounted for 24% of our net revenue in fiscal 2011; and,

•	Media and Entertainment (“M&E”), which accounted for 10% of our net revenue in fiscal 2011.

A summary of our net revenue and results of operations for our business segments is found in Note 13, “Segments,” in the Notes to our Consolidated Financial Statements.

Our PSEB, AEC and MFG segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. The principal software products of these segments include the following:

•	general design software, including AutoCAD and AutoCAD LT (horizontal design products), which accounted for 33% of our net revenue in fiscal 2011,

•	discipline-specific design software, including AutoCAD-based products (vertical design products), which accounted for 15% of our net revenue in fiscal 2011, and

•	model-based design software, including Autodesk Inventor products, Autodesk Revit products, AutoCAD Civil 3D, and Autodesk Moldflow which accounted for 30% of our net revenue in fiscal 2011.

In addition to software products, the PSEB, AEC and MFG segments offer a range of services including consulting, support and training, largely dedicated to enhancing our ability to sell licenses to our software products.

Our M&E segment derives revenue from the sale of licenses of software products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming. In addition, our animation products produced by our M&E segment are often used by customers of products from our other segments for the visualization of their designs.

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

PRODUCTS

The principal product offerings from Autodesk’s different segments are as follows:

PSEB

Our PSEB segment includes our horizontal design product, AutoCAD. Our AutoCAD product is a platform product that underpins our vertical design product offerings for all the industries we serve. For example, our AEC and MFG segments offer tailored versions of AutoCAD software for the industries they serve. Our AutoCAD product also provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB’s revenue primarily includes revenue from sales of licenses of our horizontal design products, AutoCAD and AutoCAD LT. The segment’s principal product offerings included the following during fiscal 2011:

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

• AutoCAD LT

AutoCAD LT software is purpose built for professional drafting and detailing. AutoCAD LT includes document sharing capability without the need for software customization or certain advanced functionality found in our AutoCAD product. Users can share all design data with team members who use our AutoCAD product or other Autodesk products built on AutoCAD. AutoCAD LT software is our second largest revenue-generating product.

AEC

Autodesk’s AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaboration and data management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordinated information to improve communication and collaboration across the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while analyzing environmental impact. The segment’s principal product offerings included the following during fiscal 2011:

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

MFG

Our MFG segment provides manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that brings together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Our solutions for digital prototyping are scalable, attainable, cost-effective and allow for real-world simulation, enabling a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s principal product offerings included the following during fiscal 2011:

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

M&E

Our M&E segment is comprised of two product groups: Animation and Creative Finishing. Animation products are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Creative Finishing products are primarily sold as turnkey solutions for editing, finishing and visual effects design, and color grading. Principal product offerings in our M&E segment’s Animation and Creative Finishing product groups included the following during fiscal 2011:

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

Creative Finishing

• Autodesk Flame, Autodesk Smoke, Autodesk Lustre and Autodesk Flare

Autodesk Flame software is an interactive real-time design, finishing, grading and visual effects solution for supervised post-production. Autodesk Smoke software is a non-linear and non-compressed online editing, effects and finishing software application and is used in commercials, music videos, corporate video, film as well as broadcast design projects. Autodesk Lustre software is a high-performance color grading solution used by artists for creative look development and final color and lighting effects for both film and television. Autodesk Flare software is a software solution that offers the compositing capabilities of Flame contributing to faster project completion.

PRODUCT DEVELOPMENT AND INTRODUCTION

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software. In addition, our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance of our software. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. Research and development expenditures were $496.2 million or 25% of fiscal 2011 net revenue, $457.5 million or 27% of fiscal 2010 net revenue and $576.1 million or 25% of fiscal 2009 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

The majority of our research and product development is performed in the United States, China, Singapore and Canada. However, we employ experienced software developers in many of our other locations. Translation and localization of our products are performed in a number of local markets, principally Singapore and Switzerland. We generally localize and translate our products into German, French, Italian, Spanish, Russian, Japanese, Korean and simplified and traditional Chinese.

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

In addition, our business strategy has historically depended in part on our relationships with a network of over 3,500 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.

For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 2,000 resellers and distributors worldwide. For fiscal 2011, approximately 85% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Sales through Tech Data Corporation and its affiliates accounted for 16%, 14% and 14% of our net revenue for fiscal years 2011, 2010 and 2009, respectively. We believe our business is not substantially dependent on Tech Data. Our actual customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe that arrangements could be made so that the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to us. No other distributor or reseller accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2011 net revenue in the Americas, EMEA and APAC was $701.5 million, $782.8 million and $467.5 million, respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

We also work directly with reseller and distributor sales organizations, computer manufacturers, other software developers and peripherals manufacturers in cooperative advertising, promotions and trade-show presentations. We employ mass-marketing techniques such as Web casts, seminars, telemarketing, direct mailings, advertising in business and trade journals and social media. We have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

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

Upgrade pricing offers customers who are not on our maintenance program an opportunity to purchase upgrades to the most current version of the same product at current available prices, but only to the extent that they are still on an Autodesk-supported version of our product. An existing customer, whether or not on maintenance, also has the option to upgrade, for a premium fee, to a different, vertical or model-based design product, which generally has a higher price; we refer to this as a crossgrade. The cost of a crossgrade is less than the cost of purchasing a new license. During most of fiscal 2011, customers could upgrade or crossgrade from the three previous software releases at a percentage of a full license. Revenue from upgrades and crossgrades are reported on our Consolidated Statements of Operations in “License and other.”

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

EDUCATIONAL PROGRAMS

We offer education programs and specially priced software licensing options tailored for educational institutions, students, and faculty to train the next generation of users. We also offer classroom support, including standardized curricula developed by educators, instructor development, and a rich assortment of online learning resources. Users are trained on our products at educational institutions, reducing the cost of training for our customers.

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products. Over 3,500 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our aggregate backlog is primarily comprised of deferred revenue. Deferred revenue consists primarily of deferred maintenance revenue from our maintenance program. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog also includes current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period.

Aggregate backlog was $615.4 million at January 31, 2011, of which $587.9 million was deferred revenue and $27.5 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Aggregate backlog was $542.5 million at January 31, 2010, of which $516.5 million was deferred revenue and $26.0 million related to current software license product orders which had not yet shipped at the end of the fiscal year. Deferred revenue increased over the prior year primarily due to an increase in new and renewal maintenance contracts during fiscal 2011.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. We strive to increase our competitive separation by investing in research and development, allowing us to bring new products to market and create exciting new versions of existing products that offer compelling efficiencies for our customers. We also compete through investments in marketing and sales to more effectively reach new customers and better serve existing customers.

Our competitors range from large, global, publicly traded companies to small, geographically focused firms to solutions produced in-house by their users. Our primary global competitors in these segments include Adobe Systems Incorporated, ANSYS, Inc., Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Google Inc., Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, Nemetschek AG, Parametric Technology Corporation, and Siemens Product Lifecycle Software, Inc.

Our M&E segment also competes with a wide range of different companies from large, global, publicly-traded companies to small private entities. Large organizations that produce products that compete in some or all of our markets include Adobe Systems Incorporated, Apple Inc., Avid Technology, Inc., SONY Corporation and Thomson. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger businesses. As a result, some of our competitors also own subsidiaries that are our customers or our partners in developing or bringing to market some of our solutions. In addition to traditional competitors in developed economies, we encounter new competitors in emerging economies.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

We believe that our future results depend largely upon our abilities to better serve customers by offering new products, whether by internal development or acquisition, and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

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

PRODUCTION AND SUPPLIERS

Production of our PSEB, AEC, MFG and certain M&E software products involves duplication of the software media and, for certain products, the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products such as DVDs and USB flash drives are available from multiple sources. We offer our maintenance customers an electronic software download option for selected product updates. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. For certain of our products, user manuals are made available by request only as we work toward reducing our cost of shipping and production as well as the use of natural resources. User manuals and packaging materials are produced to our specifications by outside sources. Production is either performed in leased facilities operated by us or by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2011, we employed approximately 6,800 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks that possible government instability or regulation unfavorable to foreign-owned businesses could negatively impact our business in the future.

BUSINESS COMBINATIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. For the three years ended January 31, 2011, 2010 and 2009, we acquired a number of companies, including the following companies that have a significant impact on our business:

Date of closing	Company	Details

November 2009	PlanPlatform Ltd. (“PlanPlatform”)	The PlanPlatform acquisition accelerates our software as a service technology platform and provided a design team with knowledge of web-based design applications. PlanPlatform has been incorporated into, and the related goodwill was assigned to the PSEB segment.

January 2009	ALGOR, Inc. (“ALGOR”)	The ALGOR acquisition enhanced our digital prototyping solutions with new simulation and analysis capabilities such as thermal and fluid flow analysis. ALGOR has been incorporated into, and the related goodwill was assigned to the MFG segment.

November 2008	Softimage	The Softimage acquisition provided technology for the film, television and games markets. Softimage has been incorporated into, and the related goodwill was assigned to the M&E segment.

June 2008	Moldflow Corporation (“Moldflow”)	Moldflow software solutions are used for the design and engineering of injection-molded plastic parts. The acquisition of Moldflow added simulation and optimization capabilities to our digital prototyping solution portfolio. Moldflow has been incorporated into, and the related goodwill was assigned to the MFG segment.

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

Beginning in the first quarter of fiscal 2012, we will provide new classifications of our product revenue results. The following are the categories that we will report—“Flagship,” “Suites,” and “New and Adjacent.” We will no longer report revenue metrics on model-based design, horizontal, or vertical products.

Flagship—Autodesk Flagship products are our core standalone horizontal, vertical and model-based design products. Flagship includes the following products: 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products, Civil 3D, Inventor products (standalone), Maya, Plant 3D and Revit products (standalone).

Suites—Autodesk design Suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Suites include the following products classes: AutoCAD Design Suites, Educational/Academic Suites, Entertainment Creation Suites, Factory Design Suites, Inventor Family Suites, Plant Design Suites and Revit Family Suites.

New and Adjacent—Autodesk New and Adjacent products include Autodesk’s new product offerings as well as products that are not included in Flagship or Suites. New and Adjacent includes the following services and products: Algor products, Alias Design products, Autodesk Consulting, Buzzsaw, Constructware, Consumer products, Creative Finishing products, Moldflow products, Navisworks, Vault products and all other products.

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

Any deceleration or reversal of the current global economic recoveries may impact our business, financial results and financial condition.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past two years have been characterized by weak global economic conditions, a tightening in the credit markets, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, and extreme volatility in many financial instrument markets. Although some of these conditions appear to be abating and a global recovery seems to be underway, it is not yet clear whether a sustainable recovery is currently taking place on a worldwide basis.

Any deceleration or reversal of the relatively slow and modest economic recovery taking place may cause our customers to defer, reduce or cancel purchases. Over the past several years, many of our customers have experienced tighter credit, negative financial news and weaker financial performance of their businesses and have reduced their workforces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us.

These actions may impact, and over the past several years have negatively impacted, our business, financial results and financial condition. In addition, these factors may cause, and over the past several years have caused, us to restructure our business and in turn incur restructuring charges as well as take impairment charges on some of our long-term assets. In addition, the improvement of our financial performance over the past several fiscal quarters may be negatively impacted by:

•	lack of credit available to and the insolvency of key channel partners, impairing our distribution channels and cash flows;

•	counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves and third-party fulfillment of hedging transactions;

•	counterparty failures negatively affecting our insured risks;

•	inability of banks to honor our existing line of credit, increasing our borrowing expenses or eliminating our ability to obtain short-term financing; and

•	decreased borrowing and spending by our end users on small and large projects in the industries we serve, thereby reducing demand for our products.

The actions that we may be forced to take in the event of any deceleration or reversal of the current domestic and global economic recoveries could be costly and may not be as effective as we anticipate, and may force us to take additional actions to reduce our expenses and stimulate demand for our products.

Any deceleration or reversal of the current domestic and global economic recoveries may reduce our revenue levels and force us to take actions to reduce our cost structure to more closely align our costs with our reduced revenue levels. Over the past several years we have on several occasions taken such actions. In taking any future restructuring actions, we may incur, and over the past several years have incurred, additional costs that negatively impact our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from eventual economic growth.

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

A significant portion of our revenue is generated through maintenance revenue; decreases in maintenance attach or renewal rates or a decrease in the number of new licenses we sell negatively impacts our future revenue and financial results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attach and renewal rates may decline or fluctuate as a result of a number of factors, including overall global economy, the health of their businesses, and the perceived value of the maintenance program. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, our maintenance revenue will decline, and our financial results will suffer.

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

Our quarterly financial results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions, including the impact of sales in particular geographies, including emerging economies,

•	the ability of governments around the world to finance infrastructure projects,

•	lower growth or contraction of our upgrade, crossgrade or maintenance programs,

•	fluctuations in foreign currency exchange rates and the success of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related vertical design products and model-based design products,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites (“Suites”),

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

•	perceived or actual technical or other problems with a product or combination of products,

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	pricing pressure or changes in product pricing or product mix,

•	platform changes,

•	timing of product releases and retirements,

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

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

•	changes in sales compensation practices,

•	dependence and the timing of large transactions,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities, and

•	failure to achieve continued success in technology advancements.

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

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Further, our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements and practices, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies, increasing enforcement by the U.S. under the Foreign Currupt Practices Act, adoption of stricter anti-corruption laws in certain countries, including the United Kingdom, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, tax arrangements with foreign governments, including our ability to meet and review the terms of those tax arrangements, and laws regarding the management of data, possible future limitations upon foreign owned businesses, increased financial accounting and reporting burdens and complexities, inadequate local infrastructure, greater difficulty in protecting intellectual property, and other factors beyond our control, including popular uprisings, terrorism, war, natural disasters and diseases.

Existing and increased competition and rapidly evolving technological changes may reduce our net revenue and profits.

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications, or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in continued price reductions, reduced net revenue and profit margins and loss of market share, any of which would likely harm our business.

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

We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to potential fluctuations in our quarterly financial results These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. These costs or charges could negatively impact our financial results for a given period, cause quarter to quarter variability in our financial results or negatively impact our financial results for several future periods.

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products, if these products are not successful, our net revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a small number of our products, including AutoCAD software, products based on AutoCAD that serve specific vertical markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the fiscal year ended January 31, 2011, combined revenue from our AutoCAD and AutoCAD LT products represented 33% of our consolidated net revenue.

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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our related vertical design products and our model-based design products and our Suites. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our Suites offerings. Should sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk products decrease without a corresponding increase in vertical design and model-based design product revenue or without purchases of customer seats to our vertical design products and model-based design products or Suites, our results of operations will be adversely affected. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Further, given the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products and the rapid evolution of cloud computing, mobile devices, new computing platforms and other technologies, our executive management team must act quickly, continuously and with vision. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve, fail to internalize and execute on that strategy, we may fail to meet our customers’ expectations, fail to compete with our competitors’ products and technology and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

From time to time we introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customers’ needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as our expanding portfolio of Suites. We may take such actions without clear indications that they will prove successful. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers’ needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

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

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our products by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the fiscal year ended January 31, 2011, approximately 85% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 16%, 14% and 14% of our consolidated net revenue for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

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

We are subject to legal proceedings and regulatory inquiries, and we may be named in additional legal proceedings or become involved in regulatory inquiries in the future, all of which are costly, distracting to our core business and could result in an unfavorable outcome, or a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price for our securities.

We are involved in legal proceedings and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity. In addition, like many other high technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices, and the business practices of others in our industry, have increased in recent years. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. While outcomes of such actions vary, any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results could be negatively impacted.

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

While we have determined that our internal control over financial reporting was effective as of January 31, 2010, as indicated in our Management Report on Internal Control over Financial Reporting, included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert such internal control is effective at fiscal year end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee related liabilities including commissions, bonuses, and sabbaticals; and in determining the accruals for uncertain tax positions, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles (“GAAP”) under SEC regulations and those who are required to follow IFRS outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.

In addition, the SEC has stated that it intends to make a determination in 2011 regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on the way in which we report financial results.

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our consolidated financial position, results of operations and cash flows. In addition, as we evolve and change our business and sales models, we are currently unable to take into account how these potential changes may impact our new models, particularly in the area of revenue recognition.

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

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Although our foreign currency cash flow hedge program extends beyond the current quarter in order to reduce our exposure to foreign currency volatility, we do not attempt to completely mitigate this risk, and in any case, will incur transaction fees in adopting such hedging programs. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

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

If we were to experience a loss on any of our investments that loss may cause us to record an other-than-temporary impairment charge. The effect of this charge could impact our overall net income and earnings per share. In any of these scenarios, our liquidity may be negatively impacted, which in turn may prohibit us from making investments in our business, taking advantage of opportunities and potentially meeting our financial obligations as they come due.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease 1,883,000 square feet of office space in 106 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 25,000 square feet of office space in two locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 331,000 square feet under leases that have expiration dates ranging from March 2011 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition. Our facilities, excluding those in restructuring, are operating at capacities averaging 81% occupancy worldwide as of January 31, 2011. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2011
First Quarter	$34.72	$22.95
Second Quarter	$34.89	$24.05
Third Quarter	$36.20	$27.36
Fourth Quarter	$42.03	$33.77

Fiscal 2010
First Quarter	$19.94	$11.78
Second Quarter	$22.66	$17.01
Third Quarter	$27.08	$21.76
Fourth Quarter	$27.69	$23.44

Dividends

We did not declare any cash or stock dividends in either fiscal 2011 or fiscal 2010. We anticipate that, for the foreseeable future, we will retain any earnings for use in the operation of our business.

Stockholders

As of January 31, 2011, the number of common stockholders of record was 601. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is largely to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders over time. The number of shares acquired and the timing of the purchases are based on several factors, including anticipated employee stock purchases during the period, the level of our cash balances, general business and market conditions, the market price of our stock, cash on hand and available in the U.S., company defined trading windows and other investment opportunities. In December 2007, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares. In December 2010, the Board of Directors approved an additional plan which authorized the repurchase of 20.0 million shares. These plans do not have a fixed expiration date. During the three and twelve months ended January 31, 2011, we repurchased 2.0 million and 9.0 million shares of our common stock, respectively. At January 31, 2011, 24.5 million shares remained available for repurchase under the existing repurchase authorizations. See Note 9, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock under the stock repurchase programs in open-market transactions during the quarter ended January 31, 2011:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1 – November 30	312.2	$34.85	312.2	6,142.8
December 1 – December 31	1,688.7	38.70	1,688.7	24,454.1
January 1 – January 31	—	—	—	24,454.1

Total	2,000.9	$38.10	2,000.9

(1)	Represents shares purchased in open-market transactions under the stock repurchase programs approved by the Board of Directors.
(2)	These amounts correspond to the plans approved by the Board of Directors in December 2007 and December 2010 that each authorize the repurchase of 20.0 million shares. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended January 31, 2011.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Software Index.

Comparison of Five Year Cumulative Total Stockholder Return(1)

(1)	Assumes $100 invested on January 31, 2006, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the years ended January 31, 2011, 2010 and 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended January 31, 2008 and 2007 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$1,951.8	$1,713.7	$2,315.2	$2,171.9	$1,839.8
Income from operations	271.4	65.6	244.5	445.6	349.7
Provision for income taxes	(60.0)	(26.7)	(68.9)	(113.8)	(76.8)
Net income(1)	212.0	58.0	183.6	356.2	289.7
Common Stock Data:
Basic net income per share	$0.93	$0.25	$0.81	$1.55	$1.26
Diluted net income per share	0.90	0.25	0.80	1.47	1.19
Dividends paid per share	—	—	—	—	—
Income from operations includes the following items(2):
Stock-based compensation expense	$80.7	$93.6	$89.5	$99.3	$94.3
Amortization of acquisition related intangibles	55.9	58.4	46.6	20.2	14.4
Restructuring charges	10.8	48.2	40.2	—	—
Impairment	—	21.0	128.9	—	—
In-process research and development	—	—	26.9	5.5	—
Employee tax reimbursement related to voluntary stock option review	—	—	—	13.7	—
Litigation expense	—	—	—	—	5.0
Provision for income taxes includes the following item:
Establishment of valuation allowance on deferred tax assets	$—	$(21.0)	$—	$—	$—
At Year End
Total assets	$2,787.6	$2,447.2	$2,420.7	$2,212.2	$1,797.5
Long-term liabilities	308.5	269.7	309.9	251.4	108.3
Stockholders’ equity	1,609.3	1,473.5	1,310.7	1,203.5	1,115.0

(1)	Net income includes the items identified below in “Income from operations” net of tax.
(2)	These items are recorded on a pre-tax basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed below in “Strategy,” anticipated future net revenue, future operating margin and other future financial results (by product and geography) and operating expenses, availability of credit for our customers and partners, our backlog, our belief that the strength of our channel network, technological leadership, brand recognition, breadth of product line, and large installed base are benefitting us as global economies recover, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging activities on our financial results, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results, and our ability to successfully expand adoption of our products, our ability to successfully increase sales of product suites as part of our overall sales strategy and the impact of our restructuring activities. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Strategy

Autodesk’s vision is to help people imagine, design and create a better world. We do this by developing software for the world’s designers, architects, engineers, and digital artists—the people who create the products, buildings, infrastructure, films, and games. Autodesk serves customers in three primary markets: architecture, engineering and construction; manufacturing; and digital media and entertainment.

Our goal is to provide our customers with the world’s most valuable, innovative, and engaging software and services. Our product and services portfolio allow our customers to digitally visualize, simulate, and analyze their projects, helping them to better understand the consequences of their design decisions; save time, money, and resources; and become more innovative.

Today complex challenges such as globalization, urbanization, and sustainable design are driving our customers to new levels of performance and competitiveness, and we are committed to helping them address those challenges and take advantage of new opportunities. To achieve these goals, we are capitalizing on two of our strongest competitive advantages: our ability to bring advanced technology to mainstream markets, and the breadth and depth of our product portfolio.

By innovating in existing technology categories, we bring powerful new design capabilities to volume markets. Our products are designed to be easy-to-learn and use, and to provide customers with a low cost of deployment, a low total cost of ownership, and a rapid return on investment. In addition, our software architecture allows for extensibility and integration with other products. The breadth of our technology and product line gives us a unique competitive advantage, because it allows our customers to address a wide variety of problems in ways that transcend industry and disciplinary boundaries. This is particularly important in helping our customers address the complex challenges mentioned above. We also believe that our technological leadership and global brand recognition have positioned us well for long-term growth and industry leadership.

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, faculty and students is a key competitive advantage. This network of relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with Autodesk products and extend them for a variety of specialized applications. Users fluent in our products are broadly and globally available from educational institutions and in the existing workforce. We offer extensive educational programs, including student versions of software, curricula, and faculty development. We have an extensive global community of students who are fluent in our software and poised to become the next generation of professional users – thus reducing the cost of training and providing fresh talent for our customers. Our global network of distributors, resellers, third party developers, customers, educational institutions and students has been developed over our twenty-eight year history. We believe it is an enduring competitive advantage that is difficult for others to replicate.

Our growth strategy includes continually increasing the business value of our design tools to our customers in a number of ways. First, we seek to address an increasing portion of our customers’ workflow with products that extend the value of our customers’ digital design information into visualization, analysis, and simulation. Second, we extend our customers’ workflow with products for adjacent users and for the “customers of our customers,” thus increasing the value of the design information our customers produce. Third, we seek to improve our product interoperability and usability, thus improving our customers’ productivity and effectiveness. Fourth, we develop new ways to deliver capability and value to our customers, such as product suites, software-as-a-service, mobile devices, and new hardware platforms. Notably, in October 2010, we released AutoCAD for the Mac, reaching a large base of native Mac environment customers. Finally, we have developed a new line of consumer products for the Web, iPad, and mobile devices that provide our advanced visualization technologies to consumers—a whole new category of Autodesk customer.

A number of our customers use our horizontal design products, AutoCAD and AutoCAD LT. We also develop a large number of vertical model-based design products. We believe that expanding our horizontal design product customers’ portfolios to include our vertical design products and our model based design products, and now our suites, presents a meaningful growth opportunity and is an important part of our overall strategy. For fiscal 2011, revenue from model-based design products increased 18% as compared to the prior fiscal year and as a percentage of revenue, increased to 30% in fiscal 2011 as compared to 29% in fiscal 2010. For fiscal 2011, revenue from Suites increased 26%, as compared to the prior fiscal year, and as a percentage of revenue increased to 23% in fiscal 2011 as compared to 20% in fiscal 2010. We believe that the adoption of vertical design products and model-based design products by our customers in all industries will increase their productivity and the value of their design data.

Expanding our geographic coverage is another key element of our growth strategy. While emerging markets are important for all global businesses, we believe they hold special opportunity for Autodesk. Much of the growth in the world’s construction and manufacturing is happening in emerging markets. Further, emerging markets face many of the challenges that our design technology can help address, for example infrastructure build-out. We believe that emerging economies continue to present long-term growth opportunities for us and revenue from emerging countries increased 17% during fiscal 2011 as compared to fiscal 2010. Revenue from emerging countries represented 15% of both fiscal 2011 and fiscal 2010 net revenue. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will acquire products, technology and businesses as compelling opportunities that promote our strategy become available. The pace at which we make such investments will vary depending upon our business needs, the availability of suitable sellers and technology, and our own financial condition.

Our strategy depends upon a number of assumptions, including that we will be able to continue making our technology available to mainstream markets; leverage our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; improve the performance and functionality of our products; and adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part I, Item 1A, “Risk Factors.”

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

Marketable Securities.    At January 31, 2011 we had $391.8 million of short and long-term marketable securities. Marketable securities are stated at fair value. As described in Note 3, “Fair Value Measurements,” in the Notes to the Consolidated Financial Statements, we estimate the fair value of our marketable securities each quarter. Fair value is defined as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash and cash equivalents and the majority of our marketable securities, which we consider to be Level 1 assets and Level 2 assets. However, determining the fair value of marketable securities when observable inputs are not available (Level 3) requires significant judgment. For example we use a discounted cash flow model to estimate the fair value of our auction rate securities; because we have determined that the market for those securities is inactive. This determination is based on the fact that due to a decrease in liquidity in the global credit markets, the regularly scheduled auctions for the auction rate securities we hold have generally failed since August 2007. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

Business Combinations.    We allocate the purchase price of acquired companies to assets and liabilities, as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to: future expected cash flows from sales, maintenance agreements and acquired developed technologies; the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company’s product portfolio; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates.

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

As of January 31, 2011, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

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

Income Taxes.    We currently have $147.5 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made.

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

Recently Issued Accounting Standards

See Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Overview of Fiscal 2011 Results of Operations

	Fiscal Year Ended January 31, 2011	As a % of Net Revenue	Fiscal Year Ended January 31, 2010	As a % of Net Revenue
	(in millions)
Net Revenue	$1,951.8	100%	$1,713.7	100%
Cost of revenue	196.6	10%	191.8	11%

Gross Profit	1,755.2	90%	1,521.9	89%
Operating expenses	1,483.8	76%	1,456.3	85%

Income from Operations	$271.4	14%	$65.6	4%

Our results for fiscal 2011 reflect recent improvements in global demand, as compared to the prior fiscal year when the economic downturn had decreased demand for our products and services, and customers reduced their workforces. While some global macroeconomic indicators improved during fiscal 2011, unemployment remains high in several important geographies, including the U.S. Additionally, there are a number of mixed data points as to whether credit has become more readily available, and it is unclear whether and how the availability of credit continues to impact our customers and partners.

Our business grew year over year as evidenced by our increases in revenue, gross profit and income from operations. During fiscal 2011, as compared to fiscal 2010, net revenue increase 14%, gross profit increased 15% and income from operations increased 314%. Contributing to the year over year increases in revenue were increases in revenue from new seat licenses, maintenance revenue, revenue for most of our major products, all of our reportable segments, and all of our geographies during fiscal 2011 as compared to the prior fiscal year. In addition, we continued to make progress in controlling our operating costs, which led to year over year improvements in profitability. The 314% increase in income from operations in fiscal 2011, as compared to fiscal 2010, was due to the increase in our net revenue, while holding the growth of operating expenses. The majority of our costs are relatively fixed in the short term as they relate primarily to our workforce. In fiscal 2011 we were able to grow our net revenue without significantly increasing our workforce. We believe that the improvements in these areas are indications that our business stabilized and is beginning to grow.

Our total operating margin increased from $65.6 million, or 4% of revenue during fiscal 2010 to $271.4 million, or 14% of revenue during fiscal 2011. The increase in our operating margin during fiscal 2011 was primarily due to net revenue increasing more rapidly than the increase in our costs due to our cost saving initiatives during fiscal 2011 and 2010. Net revenue increased 238.1 million or 14% for fiscal 2011, as compared to fiscal 2010, while our operating expenses increased $27.5 million, or 2% for fiscal 2011. The 2% increase in operating expenses in fiscal 2011, as compared to fiscal 2010 was due to performance based compensation related to higher company performance, the return of employee costs which were temporarily suppressed in the prior year such as, salary reductions, employee incentives and mandatory vacation, and other costs associated with higher revenue. These increases were partially offset by the decrease in restructuring charges of $37.4 million, the decrease in goodwill impairment charges of $21.0 million and the decrease in stock-based compensation charges of $12.7 million.

We believe net revenue for fiscal 2012 will increase by approximately 10% compared to fiscal 2011. We anticipate fiscal 2012 operating margin will increase by approximately 220 basis points compared to fiscal 2011. Net revenue from Japan was $200.6 million, or approximately 10% of our net revenue, for the fiscal year ended January 31, 2011. The earthquake and tsunami that struck Japan in March 2011 has created uncertainty, which may impact our future financial results.

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, the United Kingdom, Canada, Italy, South Korea, Australia and Belgium. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from foreign exchange rate changes during fiscal 2011, as compared to fiscal 2010. Had applicable exchange rates from fiscal 2010 been in effect during fiscal 2011 and had we excluded foreign exchange hedge gains and losses from fiscal 2011, (“on a constant currency basis”), net revenue would have increased 13% compared to the prior fiscal year. Operating expenses during fiscal year 2011 increased 2% compared to the prior fiscal year as reported and increased 3% on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, operating expenses and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 16% and 14% of our consolidated net revenue during fiscal year 2011 and 2010, respectively. We believe our business is not substantially dependent on Tech Data. Our actual customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe that arrangements could be made so that the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to us.

Our primary goals for fiscal 2012 are to grow revenue and improve operating margin percentage by delivering our market-leading products and solutions to our customers and investing in product functionality and new product lines, including Suites offerings. However, there can be no assurance that we will achieve our financial goals and improve our financial results.

At January 31, 2011, we had $1,466.9 million in cash and marketable securities. We completed fiscal 2011 with a higher deferred revenue balance and a higher accounts receivable balance as compared to fiscal 2010. Our deferred revenue balance at January 31, 2011 included $509.5 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts, which is predominantly one year, but may be two or three year, or occasionally as long as five year terms. We repurchased 9.0 million shares of our common stock for $280.3 million during fiscal 2011. Comparatively, we repurchased 2.7 million shares of our common stock for $63.2 million during fiscal 2010.

Results of Operations

Net Revenue

	Fiscal Year Ended January 31, 2011	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2010	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2009
		$	%		$	%
	(in millions)
Net Revenue:
License and other	$1,172.1	$191.4	20%	$980.7	$(622.7)	-39%	$1,603.4
Maintenance	779.7	46.7	6%	733.0	21.2	3%	711.8

	$1,951.8	$238.1	14%	$1,713.7	$(601.5)	-26%	$2,315.2

Net Revenue by Geographic Area:
Americas	$701.5	$47.1	7%	$654.4	$(127.9)	-16%	$782.3
Europe, Middle East and Africa	782.8	111.7	17%	671.1	(332.3)	-33%	1,003.4
Asia Pacific	467.5	79.3	20%	388.2	(141.3)	-27%	529.5

	$1,951.8	$238.1	14%	$1,713.7	$(601.5)	-26%	$2,315.2

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$716.2	$92.2	15%	$624.0	$(276.8)	-31%	$900.8
Architecture, Engineering and Construction	568.0	54.7	11%	513.3	(128.1)	-20%	641.4
Manufacturing	470.0	83.1	22%	386.9	(101.5)	-21%	488.4
Media and Entertainment	197.6	8.5	4%	189.1	(73.0)	-28%	262.1
Other	—	(0.4)	-100%	0.4	(22.1)	-98%	22.5

	$1,951.8	$238.1	14%	$1,713.7	$(601.5)	-26%	$2,315.2

Fiscal 2011 Net Revenue Compared to Fiscal 2010 Net Revenue

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses, upgrades and crossgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services, collaborative project management services, and our former Location Services division. We divested the Location Services division in February 2009.

Total license and other revenue increased 20% during fiscal 2011 as compared to fiscal 2010. License and other revenue from horizontal design and vertical design products increased 18% and license and other revenue from model-based design products increased 18%, each as compared to the prior fiscal year. These increases were primarily due to the 31% increase in commercial new seat revenue during fiscal 2011 as compared to fiscal 2010. During fiscal 2011, 28 percentage points of the 31% increase was due to the increase in the number of seats sold, and 3 percentage points was due to higher average net revenue per seat. Commercial new seat revenue, as a percentage of license and other revenue, was 67% and 61% for fiscal 2011 and 2010, respectively.

Also contributing to the increase in license and other revenue during fiscal 2011, as compared to fiscal 2010, was the 22% increase in upgrade revenue, which includes crossgrade revenue. Upgrade revenue was higher during fiscal 2011 primarily due to a one-time increase in upgrades in response to a promotion in advance of the March 2010 increase in upgrade pricing, an additional promotion run in the Americas geography in the fourth quarter and an increase in the number of larger revenue transactions in fiscal 2011 as compared to fiscal 2010.

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

Maintenance revenue increased 6% during fiscal 2011, as compared to fiscal 2010, primarily due to a 7% increase in commercial maintenance revenue. Total subscription program enrollment at January 31, 2011 and 2010 consisted of about 2.9 million users and 2.2 million users, respectively.

The 7% increase in commercial maintenance revenue was due to a 5 percentage point increase in net revenue per maintenance seat and a 2 percentage point increase in commercial enrollment during the corresponding maintenance contract term. Commercial maintenance revenue represented 98% of maintenance revenue for both fiscal 2011 and 2010.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms, which are predominantly one year, but may be two or three year, or occasionally as long as five year terms. Net maintenance billings increased 14% during fiscal 2011 as compared to fiscal 2010. This increase was due to an increase in renewals, more new seats sold and the impact from the upgrade pricing promotion mentioned above.

Aggregate backlog at January 31, 2011 and January 31, 2010 was $615.4 million and $542.5 million, respectively, of which $587.9 million and $516.5 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter increased by $1.5 million during fiscal 2011 from $26.0 million at January 31, 2010 to $27.5 million at January 31, 2011. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 7% both as reported and on a constant currency basis, during fiscal 2011, as compared to fiscal 2010. This increase was primarily due to a 33% increase in revenue from new seats in the Americas during fiscal 2011 as compared to fiscal 2010. Maintenance revenue increased 3% during fiscal 2011 as compared to fiscal 2010. The Americas was affected by slower economic growth than our other geographies, which impacted growth rates for all of our products during fiscal 2011.

Net revenue in the EMEA geography increased by 17%, or 18% on a constant currency basis, during fiscal 2011 as compared to fiscal 2010. The increase was primarily due to a 24% increase in new seat revenue and a 9% increase in maintenance revenue. The EMEA geography’s increase in revenue during fiscal 2011 was primarily due to economic expansion in virtually all countries in that geography. The increase in our revenue in that geography was led by Germany, France, the United Kingdom and Belgium.

Net revenue in the APAC geography increased by 20%, or 17% on a constant currency basis, during fiscal 2011, as compared to fiscal 2010, primarily due to a 24% increase in new seat revenue and a 48% increase in upgrade revenue. Net revenue expansion in the APAC geography during fiscal 2011 occurred in virtually all countries, led by Japan and followed by South Korea, Australia and India.

Net revenue in emerging economies increased 17% during fiscal 2011 as compared to fiscal 2010, primarily due to revenue from China, the Russian Federation, India, Brazil and Poland. This growth was a significant factor in our international sales growth during fiscal 2011. Revenue from emerging economies represented 15% of net revenue for both fiscal 2011 and 2010.

We believe that international revenue will continue to comprise a majority of our total net revenue. The economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. International net revenue represented 71% of our net revenue in fiscal 2011 and 69% of our net revenue in fiscal 2010. We remain cautious regarding our financial prospects primarily due the uncertainty surrounding the sustainability of the global economic recovery.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). Location Services, which we disposed of in February 2009, is not included in any of the above reportable segments and is reflected as Other. We have no material inter-segment revenue.

Net revenue for PSEB increased 15% during fiscal 2011, as compared to fiscal 2010, primarily due to a 20% increase in revenue from both our AutoCAD and AutoCAD LT products, offset by a net 21% decrease in revenue from all other PSEB products and services.

Net revenue for AEC increased 11% during fiscal 2011, as compared to fiscal 2010, primarily due to a 24% increase in revenue from our Revit products, a 6% increase in revenue from our AutoCAD Civil 3D products, and a 27% increase in revenue from our Navisworks products.

Net revenue for MFG increased 22% during fiscal 2011, as compared to fiscal 2010, primarily due to a 23% increase in revenue from our Autodesk Inventor products and a 28% increase in our AutoCAD Mechanical products.

Net revenue for M&E increased 5% during fiscal 2011, as compared to fiscal 2010, primarily due to a 5% increase in revenue from our Animation product group and a 3% increase in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 4% increase in revenue from Autodesk 3ds Max.

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

Also contributing to the decrease in license and other revenue during fiscal 2010, as compared to fiscal 2009, was the 32% decrease in upgrade revenue, which includes crossgrade revenue. The decrease in upgrade revenue was driven primarily by the global economic contraction. Additionally, upgrade revenue was lower during fiscal 2010 because of the relatively smaller size of the upgradeable base of our AutoCAD-based products, as compared to the upgradeable base of our AutoCAD-based products during fiscal 2009, due to a higher percentage of customers on our maintenance program, which includes unspecified upgrades when and if available.

Maintenance Revenue

Maintenance revenue increased 3% during fiscal 2010, as compared to fiscal 2009, primarily due to a 3% increase in commercial maintenance revenue. The increase in commercial maintenance revenue was due to 8 percentage points from higher net revenue per maintenance seat, partially offset by 5 percentage points from lower program enrollment due to the economic downturn. Our 3% increase in maintenance revenue in fiscal 2010, as compared to fiscal 2009, reflects an 18% increase in maintenance billings in fiscal 2009 as compared to fiscal 2008, partially offset by a 7% decline in maintenance billings in fiscal 2010 as compared to fiscal 2009. The number of users increased from 1.7 million at January 31, 2009 to 2.2 million at January 31, 2010 primarily due to a one-time adjustment of 0.6 million educational seats for users who were migrated to a standard educational maintenance plan during the second fiscal quarter ended July 31, 2009. These users were not previously captured in our maintenance installed base prior to the second quarter of fiscal 2010.

Maintenance billings declined 7% in fiscal 2010, as compared to fiscal 2009. This decrease was due to fewer new seats sold and a decrease in renewal rates as customers reduced their work force. The year over year growth in billings for maintenance contracts began to slow in the second quarter of fiscal 2009, although maintenance billings increased slightly in the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009. The year-over-year decrease in maintenance billings caused downward pressure on maintenance revenue during subsequent years.

Net Revenue by Geographic Area

Net revenue in the Americas geography decreased by 16% both as reported and on a constant currency basis, during fiscal 2010, as compared to fiscal 2009. This decrease was primarily due to a 27% decrease in revenue from new seats, partially offset by a 5% increase in upgrade revenue in the Americas during fiscal 2010 as compared to fiscal 2009. Maintenance revenue growth was flat in fiscal 2010 as compared to fiscal 2009. Growth in the Americas was affected by economic volatility that impacted growth rates for all of our products during fiscal 2010.

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

International net revenue represented 69% of our net revenue in fiscal 2010 and 72% of our net revenue in fiscal 2009. We started to experience some economic difficulty in international sales in the third quarter of fiscal 2009. Global conditions worsened, and the economic downturn significantly impacted our international sales during the fourth quarter of fiscal 2009, particularly the robust business we had been seeing in emerging economies. The economic contractions in the countries that contribute a significant portion of our net revenue had an adverse effect on our business in those countries and our overall financial performance in fiscal 2010.

Net Revenue by Operating Segment

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

Net revenue for M&E decreased 28% during fiscal 2010, as compared to fiscal 2009, primarily due to a 42% decrease in revenue from Creative Finishing and an 18% decrease in revenue from our Animation product group. The decrease in Animation revenue was primarily due to a 33% decrease in revenue from Autodesk 3ds Max and a 17% decrease in revenue from Maya, offset by a net 32% increase in revenue from all other M&E products and services.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Fiscal Year Ended January 31, 2011	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2010	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2009
		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$162.2	$(9.8)	-6%	$172.0	$(31.7)	-16%	$203.7
Maintenance	34.4	14.6	74%	19.8	4.4	29%	15.4

	$196.6	$4.8	3%	$191.8	$(27.3)	-12%	$219.1

As a percentage of net revenue	10%			11%			9%

Cost of license and other revenue includes labor costs of order fulfillment and costs of fulfilling consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), costs associated with transferring our software to electronic media, printing of user manuals and packaging materials and shipping and handling costs.

During the first quarter of fiscal 2011, Autodesk reclassified certain costs of revenue, which primarily included reclassifying certain shipping and fulfillment expenses from “Cost of license and other revenue” to

“Cost of maintenance revenue,” due to a change in our cost allocation methodology. These expenses have been updated in the Consolidated Statements of Operations, which include reclassifying $7.9 million and $6.5 million from cost of license to cost of maintenance revenue for fiscal years 2010 and 2009, respectively. See Note 1, “Basis of Presentation,” in the Notes to Consolidated Financial Statements for further discussion.

Cost of license and other revenue decreased 6% during fiscal 2011, as compared to fiscal 2010 primarily due to savings on shipping and handling costs caused by the switch to a lower cost vendor as well as an increase in electronic order fulfillment. Cost of license and other revenue decreased 16% during fiscal 2010, as compared to fiscal 2009 primarily due to the 39% decrease in license and other revenue. Cost of license and other revenue did not decline as rapidly as the associated net revenue in fiscal 2010 as compared to fiscal 2009 because of increased amortization of purchased technology related to fiscal years 2010 and 2009 acquisitions, costs associated with redundant services as we migrated a portion of our IT systems onto a new platform, and higher costs associated with the implementation of our electronic fulfillment system.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue increased 74% during fiscal 2011 as compared to fiscal 2010 due to an increase in maintenance support headcount. These increases were partially offset by savings on freight and materials costs as fewer maintenance customers require physical shipments than in the past due to electronic fulfillment. Cost of maintenance revenue increased 29% during fiscal 2010 as compared to fiscal 2009 due to an increase in product support headcount due to the acquisition of Moldflow Corporation in the second quarter of fiscal 2009.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense. We expect cost of revenue to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during fiscal 2012, as compared to fiscal 2011.

Marketing and Sales

	Fiscal year Ended January 31, 2011	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009
		$	%		$	%
	(in millions)
Marketing and sales	$776.0	$44.1	6%	$731.9	$(168.8)	-19%	$900.7
As a percentage of net revenue	40%			43%			39%

Marketing and sales expenses include salaries, bonuses, benefits, and stock-based compensation expense for our marketing and sales employees, and the expense of travel, entertainment and training for such personnel, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment. Marketing and sales expenses increased 6% during fiscal 2011, as compared to fiscal 2010, primarily due to higher employee-related costs related to variable compensation, including commissions, bonuses and related fringe benefits. Variable compensation expenses increased as a result of exceeding our fiscal 2011 target revenue growth and operating margin growth targets more than we did in fiscal 2010. Our annual incentive plans are based on forecasted revenue and operating margin, with current year targets set at the beginning of fiscal 2011. These increases were partially offset by the decrease in advertising and promotion spending and stock-based compensation expense. Marketing and sales expenses decreased 19% during fiscal 2010, as compared to fiscal 2009, primarily due to lower employee-related costs, driven by decreased marketing and sales headcount and decreased travel expenditures and reduced advertising and promotional expenses.

We expect to balance our need to invest in the marketing and sales of our products with our desire to actively manage our sales and marketing operating expenses. As a result, we expect marketing and sales expense to increase in absolute dollars, but to slightly decrease as a percentage of net revenue in fiscal 2012, as compared to fiscal 2011.

Research and Development

	Fiscal year Ended January 31, 2011	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009
		$	%		$	%
	(in millions)
Research and development	$496.2	$38.7	8%	$457.5	$(118.6)	-21%	$576.1
As a percentage of net revenue	25%			27%			25%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors. Research and development expenses increased 8% during fiscal 2011, as compared to fiscal 2010, primarily due to an increase in bonuses, salaries and benefits. Research and development expenses decreased 21% during fiscal 2010, as compared to fiscal 2009, primarily due to decreases in employee-related costs driven by decreased research and development headcount. Also contributing to the decline was a decrease in acquisition related in-process research and development charges from fiscal 2009 to fiscal 2010. We expect research and development expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during fiscal 2012, as compared to fiscal 2011, as we continue to invest in product development and acquire new technology in fiscal 2012.

General and Administrative

	Fiscal year Ended January 31, 2011	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009
		$	%		$	%
	(in millions)
General and administrative	$200.8	$3.1	2%	$197.7	$(8.0)	-4%	$205.7
As a percentage of net revenue	10%			12%			9%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, and the expense of travel, entertainment and training for such personnel as well as professional fees for legal and accounting services, amortization of acquisition related customer relationships and trade names, expense of communication and the cost of supplies and equipment. General and administrative expenses increased 2% from fiscal 2010 to fiscal 2011 primarily due to an increase in bonuses and salaries partially offset by a decrease in stock based compensation expense. General and administrative expenses decreased 4% from fiscal 2009 to fiscal 2010 primarily due to decreases in employee-related costs driven by decreased general and administrative headcount and reduced rent and occupancy costs due to the consolidation of facilities. This decrease was partially offset by higher depreciation and amortization related to capital expenditures from fiscal 2009 and 2010. We expect general and administrative expense to increase in absolute dollars, but remain consistent as a percentage of net revenue during fiscal 2012, as compared to fiscal 2011.

Restructuring

	Fiscal year Ended January 31, 2011	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2010	Increase compared to prior fiscal year		Fiscal year Ended January 31, 2009
		$	%		$	%
	(in millions)
Restructuring	$10.8	$(37.4)	-78%	$48.2	$8.0	20%	$40.2
As a percentage of net revenue	1%			3%			2%

In the first quarter of fiscal 2011, we initiated a restructuring plan in order to reduce operating costs. The restructuring plan resulted in targeted staff reductions of approximately 200 positions. No leased facilities were consolidated as part of this restructuring. In the second quarter of fiscal 2010, we initiated a restructuring program, which resulted in headcount reduction of approximately 430 positions globally and resulted in the consolidation of approximately 32 leased facilities around the world in order to reduce our operating expenses. In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program reduced the number of employees by a total of approximately 700 positions globally and resulted in the consolidation of approximately 27 leased facilities. In connection with these restructuring programs, we recorded restructuring related charges of $10.8 million, $48.2 million and $40.2 million during fiscal 2011, 2010 and 2009, respectively. Of these amounts, $10.8 million, $24.3 million and $36.7 million were recorded for one-time termination benefits and other costs during fiscal 2011, 2010 and 2009, respectively, and $23.9 million and $3.5 million were recorded for facilities-related costs during fiscal 2010 and 2009, respectively. The one-time termination benefits for these three restructuring programs have been substantially paid as of January 31, 2011. We expect to pay the facility-related liabilities through fiscal 2018. See Note 16, “Restructuring Reserve,” in Notes to Consolidated Financial Statements for further discussion.

Impairment of Goodwill and Intangibles

	Fiscal year Ended January 31, 2011	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2010	Decrease compared to prior fiscal year		Fiscal year Ended January 31, 2009
		$	%		$	%
	(in millions)
Impairment of goodwill and intangibles	$—	$(21.0)	-100%	$21.0	$(107.9)	-84%	$128.9
As a percentage of net revenue	0%			1%			6%

We did not record an impairment charge during fiscal 2011. During fiscal 2010, we recorded an impairment charge of $21.0 million representing the entire goodwill balance of our M&E segment as of April 30, 2009. This goodwill balance related to our M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage. During fiscal 2009 we recorded a $128.9 million impairment charge affecting the fourth quarter of fiscal 2009, primarily related to impairment of goodwill associated with our M&E segment.

Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded to goodwill. As of January 31, 2011, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. See Note 1, “Business and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements for further discussion.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2011	2010	2009
	(in millions)
Interest and investment income, net	$10.9	$10.0	$13.6
Investment impairment	—	—	(5.9)
Gain (loss) on foreign currency	(14.0)	5.0	(1.0)
Other income	3.7	4.1	1.3

Interest and other income, net	$0.6	$19.1	$8.0

Interest and other income, net, decreased $18.5 million during fiscal 2011, as compared to fiscal 2010, primarily due to foreign currency losses. The loss on foreign currency in fiscal 2011 is primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity, partially offset by the gain on foreign currency derivatives not designated as hedging instruments.

Interest and investment income, net, fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in Interest and investment income, net, during fiscal 2011 as compared to fiscal 2010 is primarily due to the increase in interest income concurrent with the increase in our cash and marketable securities balance.

The increase in interest and other income, net, during fiscal 2010, as compared to fiscal 2009, is primarily due to gains on marketable securities, gains on foreign currency transactions, a gain on the sale of an investment and the impairment of an investment during fiscal 2009. These increases were partially offset by lower interest rate yields on investments during fiscal 2010 as compared to fiscal 2009.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 22% and 32% during fiscal 2011 and 2010, respectively. Our effective tax rate decreased 10 percentage points from fiscal 2010 to fiscal 2011 primarily due to a change in expected future tax rates, the establishment of the California valuation allowance in fiscal 2010 and a decrease in non-deductible stock-based compensation expense, offset by a decrease in tax benefits from foreign earnings taxed at different rates in fiscal 2011 compared to fiscal 2010. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, we expect that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized.

Our effective tax rate was 32% and 27% during fiscal 2010 and 2009, respectively. Our effective tax rate increased 5 percentage points from fiscal 2009 to fiscal 2010 primarily due to a change in expected future tax rates and the establishment of the California valuation allowance in fiscal 2010 offset by non-deductible goodwill impairment and in-process research and development expenses in fiscal 2009.

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

At January 31, 2011, we had net deferred tax assets of $147.5 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

For additional information regarding our income tax provision, see Note 5, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2011, 2010 and 2009, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	January 31, 2011	January 31, 2010	January 31, 2009
		(Unaudited)
Gross profit	$1,755.2	$1,521.9	$2,096.1
Non-GAAP gross profit	$1,790.0	$1,557.9	$2,122.9

Gross margin	90%	89%	91%
Non-GAAP gross margin	92%	91%	92%

Income from operations	$271.4	$65.6	$244.5
Non-GAAP income from operations	$418.8	$286.8	$576.7

Operating margin	14%	4%	11%
Non-GAAP operating margin	21%	17%	25%

Net income	$212.0	$58.0	$183.6
Non-GAAP net income	$310.4	$229.2	$439.5

Diluted earnings per share	$0.90	$0.25	$0.80
Non-GAAP diluted earnings per share	$1.32	$0.99	$1.91

For our internal budgeting and resource allocation process, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential. In addition, these non-GAAP financial measures facilitate comparisons to our and our competitors’ historical results and operating guidance. We also use these measures for purposes of determining company-wide incentive compensation.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(in millions except for gross margin, operating margin and per share data):

	Fiscal Year Ended January 31,
	2011	2010	2009
	(Unaudited)
Gross profit	$1,755.2	$1,521.9	$2,096.1
Stock-based compensation expense	2.9	3.1	3.6
Amortization of purchased intangibles(1)	31.9	32.9	23.2

Non-GAAP gross profit	$1,790.0	$1,557.9	$2,122.9

Gross margin	90%	89%	91%
Stock-based compensation expense	0%	0%	0%
Amortization of purchased intangibles	2%	2%	1%

Non-GAAP gross margin	92%	91%	92%

Income from operations	$271.4	$65.6	$244.5
Stock-based compensation expense	80.7	93.6	89.6
Amortization of purchased intangibles(1)	55.9	58.4	46.6
In-process research and development	—	—	26.9
Impairment of goodwill	—	21.0	128.9
Restructuring charges	10.8	48.2	40.2

Non-GAAP income from operations	$418.8	$286.8	$576.7

Operating margin	14%	4%	11%
Stock-based compensation expense	4%	5%	4%
Amortization of purchased intangibles(1)	3%	4%	2%
In-process research and development	0%	0%	1%
Impairment of goodwill	0%	3%	5%
Restructuring charges	0%	1%	2%

Non-GAAP operating margin	21%	17%	25%

Net income	$212.0	$58.0	$183.6
Stock-based compensation expense	80.7	93.6	89.6
Amortization of purchased intangibles(1)	55.9	58.4	46.6
In-process research and development	—	—	26.9
Impairment of goodwill	—	21.0	128.9
Restructuring charges	10.8	48.2	40.2
Establishment of valuation allowance on deferred tax assets	—	21.0	—
Discrete tax provision items	(6.0)	(13.1)	(10.0)
Income tax effect of non-GAAP adjustments	(43.0)	(57.9)	(66.3)

Non-GAAP net income	$310.4	$229.2	$439.5

Diluted net income per share	$0.90	$0.25	$0.80
Stock-based compensation expense	0.34	0.40	0.39
Amortization of purchased intangibles(1)	0.24	0.25	0.20
In-process research and development	—	—	0.12
Impairment of goodwill	—	0.09	0.56
Restructuring charges	0.05	0.21	0.18
Establishment of valuation allowance on deferred tax assets	—	0.09	—
Discrete tax provision items	(0.03)	(0.04)	(0.04)
Income tax effect of non-GAAP adjustments	(0.18)	(0.26)	(0.30)

Non-GAAP diluted net income per share	$1.32	$0.99	$1.91

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships, and trade names for acquisitions subsequent to December 2005.

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

Amortization of purchased intangibles and in-process research and development expenses.    We incur amortization of acquisition-related purchased intangible assets and charges related to in-process research and development primarily in connection with acquisitions of certain businesses and technologies. The amortization of purchased intangibles varies depending on the level of acquisition activity, and management finds it useful to exclude these variable charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

Goodwill impairment.    This is a non-cash charge to write-down goodwill to fair value when there was an indication that the asset was impaired. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

Restructuring charges.    These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, and the closure of facilities and cancelation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing financial results in the current period.

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

At January 31, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,466.9 million and net accounts receivable of $318.4 million. In addition, we have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $250.0 million. This line of credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. This credit facility is available for working capital and other business needs. The U.S. line of credit expires in August 2012. In addition to the U.S line of credit, we had a $5.0 million China line of credit that was terminated during the second quarter of fiscal 2011. During fiscal 2011, we had no borrowings or repayments on either of our line of credit facilities. At the beginning of fiscal 2010 we had $52.1 million outstanding on our U.S. and China line of credit facilities. During fiscal 2010, we borrowed $2.2 million under our credit facilities for a total outstanding balance of $54.3 million, all of which we repaid in fiscal 2010. As of January 31, 2011 and 2010, there were no borrowings outstanding under the U.S. and China line of credit facilities.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of our $250.0 million U.S. line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,126.2 million at January 31, 2010 to $1,466.9 million at January 31, 2011 is principally the result of cash generated from operations and the proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock, capital expenditures, and cash used for business combinations and other investing activities. Cash generated from operations was positively impacted by higher net revenue.

The primary source for net cash provided by operating activities of $540.8 million for fiscal 2011 was net income of $212.0 million increased by the effect of non-cash expenses totaling $186.1 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $131.9 million. The primary source of working capital was an increase in deferred revenue due to higher maintenance billings for fiscal 2011 compared to fiscal 2010. The primary working capital uses of cash were increases in accounts receivable due to higher billings in fiscal 2011 compared to fiscal 2010 and an increase in prepaid and other assets.

At January 31, 2011, our short-term investment portfolio had an estimated fair value of $199.2 million and a cost basis of $197.5 million. The portfolio fair value consisted of $47.7 million invested in commercial paper and corporate securities, $47.2 million invested in U.S. government agency securities, $31.3 million invested in mutual funds, $29.0 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $26.0 million invested in U.S treasury securities, $9.1 million invested in sovereign debt, $8.6 million invested in municipal securities and $0.3 million invested in other short-term securities.

At January 31, 2010, Autodesk was invested in The Reserve International Liquidity Fund (the “International Fund”) with an estimated fair value of $10.0 million. In mid-September of 2008, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the International Fund revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the International Fund. A third party court supervisor was appointed to oversee the accounting and payment administration of the International Fund. On November 30, 2010 a judge entered an order accepting a Settlement Agreement directing the distribution of the remaining funds. On January 20, 2011, we received substantially all of our holdings from the International Fund.

At January 31, 2011, $31.3 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

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

Our existing cash, cash equivalents and investment balances may decline in fiscal 2012 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing U.S. credit facility is currently $250.0 million of which we have no amounts outstanding. This credit facility is available for working capital and other business needs.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2011 and 2010, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $401.6 million and $258.7 million at January 31, 2011 and 2010, respectively.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	Thereafter
			(in millions)
Operating lease obligations	$228.7	$51.3	$76.4	$46.9	$54.1
Purchase obligations	73.3	52.0	17.7	3.6	—
Deferred compensation obligations	31.3	3.4	6.7	7.2	14.0
Pension obligations	20.4	2.2	4.2	4.2	9.8
Other obligations(1)	30.4	10.8	12.9	4.9	1.8

Total(2)	$384.1	$119.7	$117.9	$66.8	$79.7

(1)	Other obligations include future sabbatical obligations and asset retirement obligations.
(2)	This table generally excludes amounts already recorded on the balance sheet as current liabilities, certain purchase obligations as discussed below, long term deferred revenue and amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities (see Note 5 “Income Taxes” to the Notes to Consolidated Financial Statements).

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

Purchase orders or contracts for the purchase of supplies and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of supplies or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. In addition, we have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license and other revenue, was $12.8 million in fiscal 2011, $16.5 million in fiscal 2010 and $17.1 million in fiscal 2009.

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

Issuer Purchases of Equity Securities

Our Board of Directors approved a stock repurchase program authorizing the cumulative repurchase of up to 184.0 million shares. The purpose of the stock repurchase program is largely to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. There were 2.0 million repurchases of our common stock during the three months ended January 31, 2011; during the year ended January 31, 2011 we repurchased 9.0 million shares of our common stock. At January 31, 2011, 24.5 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 9, “Stockholder’ Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2011 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2011 and 2010, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $401.6 million and $258.7 million at January 31, 2011 and 2010, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2011 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2011 and 2010 would increase the fair value of our foreign currency contracts by $31.6 million and $24.2 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2011 and 2010 would decrease the fair value of our foreign currency contracts by $26.6 million and $13.1 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At January 31, 2011, we had $1,466.9 million of cash equivalents and marketable securities. With an average cash equivalent investment balance for the quarter of approximately $810.0 million, if interest rates were to increase (decrease) by 10%, this would result in a $0.2 million increase (decrease) in annual interest income. Further, at January 31, 2011, we had approximately $285.0 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $0.9 million and $1.8 million respectively, over a twelve month period. At January 31, 2010, we had $910.0 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $742.8 million, if interest rates were to increase (decrease) by 10%, this would result in a $0.1 million increase (decrease) in annual interest income. Further, at January 31, 2010, we had approximately $125.6 million invested in a longer term portfolio which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $0.2 million over both six and 12 month periods. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended January 31,
	2011	2010	2009
	(in millions, except per share data)
Net revenue:
License and other	$1,172.1	$980.7	$1,603.4
Maintenance	779.7	733.0	711.8

Total net revenue	1,951.8	1,713.7	2,315.2

Cost of revenue:
Cost of license and other revenue	162.2	172.0	203.7
Cost of maintenance revenue	34.4	19.8	15.4

Total cost of revenue	196.6	191.8	219.1

Gross profit	1,755.2	1,521.9	2,096.1
Operating expenses:
Marketing and sales	776.0	731.9	900.7
Research and development	496.2	457.5	576.1
General and administrative	200.8	197.7	205.7
Impairment of goodwill and intangibles	—	21.0	128.9
Restructuring	10.8	48.2	40.2

Total operating expenses	1,483.8	1,456.3	1,851.6

Income from operations	271.4	65.6	244.5
Interest and other income, net	0.6	19.1	8.0

Income before income taxes	272.0	84.7	252.5
Provision for income taxes	(60.0)	(26.7)	(68.9)

Net income	$212.0	$58.0	$183.6

Basic net income per share	$0.93	$0.25	$0.81

Diluted net income per share	$0.90	$0.25	$0.80

Shares used in computing basic net income per share	227.6	228.7	225.5

Shares used in computing diluted net income per share	234.2	232.1	230.1

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2011	January 31, 2010
	(in millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,075.1	$838.7
Marketable securities	199.2	161.9
Accounts receivable, net	318.4	277.4
Deferred income taxes	56.8	44.2
Prepaid expenses and other current assets	64.8	57.4

Total current assets	1,714.3	1,379.6
Marketable securities	192.6	125.6
Computer equipment, software, furniture and leasehold improvements, net	84.5	101.6
Purchased technologies, net	57.2	88.0
Goodwill	554.1	542.9
Deferred income taxes, net	90.7	101.9
Other assets	94.2	107.6

	$2,787.6	$2,447.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76.8	$67.8
Accrued compensation	193.1	115.6
Accrued income taxes	28.6	8.4
Deferred revenue	496.2	444.6
Other accrued liabilities	75.1	67.6

Total current liabilities	869.8	704.0
Deferred revenue	91.7	71.9
Long term income taxes payable	139.1	127.2
Other liabilities	77.7	70.6
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2011 and 2010	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 227.0 outstanding at January 31, 2011 and 228.9 outstanding at January 31, 2010	1,267.2	1,204.3
Accumulated other comprehensive income (loss)	(0.6)	(3.5)
Retained earnings	342.7	272.7

Total stockholders’ equity	1,609.3	1,473.5

	$2,787.6	$2,447.2

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2011	2010	2009
	(in millions)
Operating Activities
Net income	$212.0	$58.0	$183.6
Adjustments to reconcile net income to net cash provided by operating activities:
Charge for acquired in-process research and development	—	—	26.9
Depreciation and amortization	105.4	111.5	91.8
Stock-based compensation expense	80.7	93.6	89.5
Impairment of goodwill and intangibles	—	21.0	128.9
Restructuring charges, net	10.8	48.2	38.9
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(40.7)	37.3	81.8
Deferred income taxes	(2.1)	(13.5)	(13.8)
Prepaid expenses and other current assets	(12.9)	4.4	(7.8)
Accounts payable and accrued liabilities	83.7	(80.3)	(93.6)
Deferred revenue	71.5	(34.0)	40.8
Accrued income taxes	32.4	0.6	26.9

Net cash provided by operating activities	540.8	246.8	593.9

Investing Activities
Purchases of marketable securities	(507.2)	(568.9)	(118.6)
Sales of marketable securities	135.3	26.4	75.0
Maturities of marketable securities	275.4	328.7	8.4
Business combinations, net of cash acquired	(13.5)	(18.8)	(364.5)
Capital expenditures	(28.3)	(39.0)	(78.4)
Purchase of equity investment	(4.0)	(11.4)	—

Net cash used in investing activities	(142.3)	(283.0)	(478.1)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	120.9	70.0	90.1
Repurchases of common stock	(280.3)	(63.2)	(256.6)
Draws on line of credit	—	2.2	912.4
Repayments of line of credit	—	(54.3)	(860.3)

Net cash used in financing activities	(159.4)	(45.3)	(114.4)

Effect of exchange rate changes on cash and cash equivalents	(2.7)	2.6	(1.7)

Net increase (decrease) in cash and cash equivalents	236.4	(78.9)	(0.3)
Cash and cash equivalents at beginning of fiscal year	838.7	917.6	917.9

Cash and cash equivalents at end of fiscal year	$1,075.1	$838.7	$917.6

Supplemental cash flow information:
Net cash paid during the year for income taxes	$32.5	$42.1	$63.4

Supplemental non-cash investing activity:
Increase in goodwill and corresponding change in other accrued liabilities resulting from adjustments to purchase accounting estimates	$—	$0.7	$2.8

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock and additional paid-in capital		Comprehensive Income	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2008	230.0	$998.3		$13.8	$218.4	$1,230.5
Common shares issued under stock award and stock purchase plans	4.4	90.1				90.1
Compensation expense related to stock options		89.5				89.5
Tax benefits from employee stock plans		(1.4)				(1.4)
Comprehensive income:
Net income			$183.6		183.6	183.6
Other comprehensive income, net of tax:
Net loss on derivative instruments, net of tax			(0.2)
Change in net unrealized gain on marketable securities, net of tax			0.4
Net change in cumulative foreign currency translation loss			(25.2)

Other comprehensive income (loss)			(25.0)	(25.0)		(25.0)

Comprehensive income			$158.6

Repurchase and retirement of common shares	(8.0)	(96.1)			(160.5)	(256.6)

Balances, January 31, 2009	226.4	1,080.4		(11.2)	241.5	1,310.7
Common shares issued under stock award and stock purchase plans	5.2	70.4				70.4
Compensation expense related to stock options		93.6				93.6
Tax benefits from employee stock plans		(3.7)				(3.7)
Comprehensive income:
Net income			$58.0		58.0	58.0
Other comprehensive income, net of tax:
Net gain on derivative instruments, net of tax			2.5
Change in net unrealized gain on marketable securities, net of tax			1.5
Change in unfunded portion of pension plans			(5.9)
Net change in cumulative foreign currency translation gain			9.6

Other comprehensive income (loss)			7.7	7.7		7.7

Comprehensive income			$65.7

Repurchase and retirement of common shares	(2.7)	(36.4)			(26.8)	(63.2)

Balances, January 31, 2010	228.9	1,204.3		(3.5)	272.7	1,473.5
Common shares issued under stock award and stock purchase plans	7.1	120.9				120.9
Compensation expense related to stock options		80.7				80.7
Tax benefits from employee stock plans		(0.4)				(0.4)
Comprehensive income:
Net income			$212.0		212.0	212.0
Other comprehensive income, net of tax:
Net loss on derivative instruments, net of tax			(3.1)
Change in net unrealized gain on marketable securities, net of tax			0.9
Change in unfunded portion of pension plans			(3.9)
Net change in cumulative foreign currency translation gain			9.0

Other comprehensive income (loss)			2.9	2.9		2.9

Comprehensive income (loss)			$214.9

Repurchase and retirement of common shares	(9.0)	(138.3)			(142.0)	(280.3)

Balances, January 31, 2011	227.0	$1,267.2		$(0.6)	$342.7	$1,609.3

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2011

(Tables in millions of dollars, except per share data, unless otherwise indicated)

Note 1.    Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. The Company serves customers in the architecture, engineering and construction; manufacturing; and digital media and entertainment markets. The Company’s sophisticated software products enable its customers to experience their ideas before they are real by allowing them to create and document their designs and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities allow Autodesk’s customers to optimize and improve their designs, help save time and money, improve quality and foster innovation. Autodesk software products are sold globally, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

During the first quarter of fiscal 2011, Autodesk reclassified certain costs of revenue, which primarily included reclassifying shipping and fulfillment expenses from “Cost of license and other revenue” to “Cost of maintenance revenue,” due to a change in the Company’s cost allocation methodology. These expenses have been reclassified in the Consolidated Statements of Operations for the fiscal years ended January 31, 2010 and 2009, to conform to the current period presentation as follows:

	2010	2009
Increase (Decrease) to Expense
Cost of license and other revenue	$(7.9)	$(6.5)
Cost of maintenance revenue	7.9	6.5

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

Examples of significant estimates and assumptions made by management involve the determination of the fair value of goodwill, financial instruments, long-lived assets and other intangible assets, the realizability of deferred tax assets and the fair value of stock awards (see “Stock-Based Compensation Expense” within this Note 1 and Note 4 “Employee and Director Stock Plans,” for further discussion). We also make assumptions, judgments and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The assets and liabilities of Autodesk’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at weighted average rates during the period. Foreign currency translation adjustments are recorded as other comprehensive income (loss).

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

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income (loss)” to “Interest and other income, net” in the Company’s Consolidated Financial Statements at that time.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted are classified as current assets. Auction rate securities with an estimated fair value of $4.2 million at January 31, 2011 are classified as non-current marketable securities; for additional information see Note 2, “Financial Instruments and Hedging Activities.”

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Autodesk carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity. Autodesk carries all “trading securities” at fair value, with unrealized gains and losses, recorded in “Interest and other income, net” in the Company’s Consolidated Statements of Operations.

All of Autodesk’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk did not record any other-than temporary impairment charges during fiscal 2011 and fiscal 2010. For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 2, “Financial Instruments and Hedging Activities.”

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2011	2010
Trade accounts receivable	$363.0	$316.5
Less: Allowance for doubtful accounts	(4.2)	(4.6)
Product returns reserve	(10.6)	(11.8)
Partner programs and other obligations	(29.8)	(22.7)

Accounts receivable, net	$318.4	$277.4

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts.

The product returns reserves are based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets and other factors.

Partner program and other obligations are primarily related to partner incentives that use quarterly attainment monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period.

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and limits the amounts invested with any one institution, type of security and issuer.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical concentrations of consolidated cash, cash equivalents and marketable securities held by Autodesk as of January 31:

	2011	2010
United States	14%	12%
Other Americas	1%	2%
Europe, Middle East and Africa (“EMEA”)	49%	48%
Asia Pacific (“APAC”)	36%	38%

Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). The Company’s cash and cash equivalents are held by diversified financial institutions globally. Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of Autodesk’s $250.0 million U.S. line of credit facility.

At January 31, 2011, Autodesk’s investment portfolio included auction rate securities with an estimated fair value of $4.2 million. See Note 2, “Financial Instruments and Hedging Activities,” for further discussion of Autodesk’s financial instruments including its auction rate securities.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 16% of Autodesk’s consolidated net revenue in fiscal year ended 2011 and 14% for the fiscal years ended 2010 and 2009. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In addition, Tech Data accounted for 16% and 15% of trade accounts receivable at January 31, 2011 and 2010, respectively. Autodesk believes its business is not substantially dependent on Tech Data. Autodesk’s actual customers through Tech Data are the resellers and end users who purchase Autodesk’s software licenses and services. Should any of the agreements between Autodesk and Tech Data be terminated for any reason, Autodesk believes that arrangements could be made so that the resellers and end users who currently purchase Autodesk’s products through Tech Data would be able to continue to do so under substantially the same terms from one of the many other distributors of Autodesk without substantial disruption to Autodesk.

Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $47.6 million in fiscal 2011, $50.4 million in fiscal 2010 and $46.2 million in fiscal 2009.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2011	2010
Computer software, at cost	$129.4	$127.3
Computer hardware, at cost	123.7	108.5
Leasehold improvements, land and buildings, at cost	121.3	113.7
Furniture and equipment, at cost	43.6	42.9

	418.0	392.4
Less: Accumulated depreciation	(333.5)	(290.8)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$84.5	$101.6

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a one year period, if material. Autodesk had no capitalized software development costs at January 31, 2011 and January 31, 2010.

Other Intangible Assets, Net

Other intangible assets include purchased technologies, customer relationships, trade names and the related accumulated amortization. These assets are shown as “Purchased technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from two to seven years. Amortization expense for purchased technologies, customer relationships and trade names, which is included as a component of cost of revenue, was $57.8 million in fiscal 2011, $61.2 million in fiscal 2010 and $41.5 million in fiscal 2009.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2011	2010
Purchased technologies, at cost(1)	$313.1	$311.5
Customer relationships and trade names, at cost(2)	179.1	176.5

	492.2	488.0
Less: Accumulated amortization	(373.4)	(314.9)

Other intangible assets, net	$118.8	$173.1

(1)

Purchased technologies include zero and $4.3 million of in-process research and development technology as of January 31, 2011 and January 31, 2010, respectively. During fiscal 2011, $4.3 million of in-process

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research and development assets reached the stage of fully developed technology and began being amortized to expense. In-process research and development is an indefinite lived asset that is held and tested at least annually for impairment until such time that it becomes fully developed technology. Once completed, the technology is amortized to expense over an applicable useful life. Prior to February 1, 2009, Autodesk expensed in-process research and development to research and development expense in the period it was acquired.

(2)	Customer relationships and trade names are included in “Other assets” in the Consolidated Balance Sheet.

The weighted average amortization period for purchased technologies, customer relationships and trade names during fiscal 2011 was 3.2 years. Expected future amortization expense for purchased technologies, customer relationships and trade names for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
2012	$50.7
2013	37.0
2014	20.3
2015	8.5
2016	2.2
Thereafter	0.1

Total	$118.8

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. There was no impairment of goodwill during the year ended January 31, 2011. A hypothetical 10% decrease in the fair value of Autodesk’s Platform Solutions and Emerging Business; Manufacturing; Architecture, Engineering and Construction; or Media and Entertainment reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of January 31, 2011 for the respective reporting units.

During the fiscal year ended 2010, Autodesk recorded an impairment charge of $21.0 million, representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. During the fiscal year ended January 31, 2009, the carrying value of M&E was deemed to exceed the allocated fair value and Autodesk recorded a $128.2 million goodwill impairment charge. Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded to goodwill.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying amount of goodwill during the year ended January 31, 2011 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2010
Goodwill	$40.2	$224.8	$277.9	$149.2	$692.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	40.2	224.8	277.9	—	542.9

Goodwill acquired during the year	4.6	—	—	5.5	10.1
Effect of foreign currency translation, purchase accounting adjustments and other	0.5	(0.6)	1.2	—	1.1

Balance as of January 31, 2011
Goodwill	45.3	224.2	279.1	154.7	703.3
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	$45.3	$224.2	$279.1	$5.5	$554.1

The change in the carrying amount of goodwill during the year ended January 31, 2010 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2009
Goodwill	$36.3	$209.4	$275.8	$149.2	$670.7
Accumulated impairment losses	—	—	—	(128.2)	(128.2)

	36.3	209.4	275.8	21.0	542.5

Impairment	—	—	—	(21.0)	(21.0)
Goodwill acquired during the year	14.1	3.0	—	—	17.1
Transfer of assets between segments	(10.1)	10.1	—	—	—
Effect of foreign currency translation, purchase accounting adjustments and other	(0.1)	2.3	2.1	—	4.3

Balance as of January 31, 2010
Goodwill	40.2	224.8	277.9	149.2	692.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	$40.2	$224.8	$277.9	$—	$542.9

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocation during fiscal 2011 and 2010.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk assesses the recoverability of its long-lived assets by comparing the estimated fair value of such assets against their respective carrying values. Fair value is estimated using the future undiscounted net cash flows associated with the assets. Impairment, if any, is based on the excess of the carrying value over the fair value. There was no impairment of long-lived assets during the years ended January 31, 2011 and 2010.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advance payments, and a valuation allowance against California and Canadian deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount “more likely than not” expected to be realized.

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. For multiple element arrangements that include software products, Autodesk allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of an undelivered software license, revenue recognition is deferred on the entire sales arrangement until all elements for which Autodesk does not have VSOE are delivered. If Autodesk does not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual period in the arrangement. Revenue recognition for significant lines of business is discussed further below.

Autodesk’s assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If collection is not probable, the revenue will be deferred until the earlier of when collection is deemed probable or cash is received.

License and other revenue are comprised of two components: (1) all forms of product license revenue and (2) other revenue:

(1) All Forms of Product License Revenue

Product license revenue includes: software license revenue from the sale of new seat licenses, upgrades and crossgrades, product revenue for Creative Finishing sales wherein software is bundled with hardware components, and revenue from on-demand collaboration software and services. Autodesk’s existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at current available prices. An existing customer also has the option to upgrade to a vertical design or model-based design product, which generally has a higher price, for a premium fee; this is referred to as a crossgrade.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable markets and other factors. These reserves are recorded as a direct reduction of revenue and accounts receivable at the time the related revenue is recognized.

(2) Other Revenue

Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

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

Stock-based Compensation Expense

On the date of grant, Autodesk measures the fair value of all stock-based payments (including grants of stock options, employee stock purchases related to the employee stock purchase plan (“ESP Plan”), and restricted stock) to employees and directors and records the related expense in Autodesk’s Consolidated Statements of Operations. The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense for fiscal 2011, 2010 and 2009, respectively, as follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
Cost of license and other revenue	$2.9	$3.1	$3.6
Marketing and sales	35.5	41.1	39.2
Research and development	27.4	30.0	29.3
General and administrative	14.9	19.4	17.4

Stock-based compensation expense related to stock awards and ESP Plan purchases	80.7	93.6	89.5
Tax benefit	(22.0)	(22.2)	(21.6)

Stock-based compensation expense related to stock awards and ESP Plan purchases	$58.7	$71.4	$67.9

In fiscal 2010, Autodesk identified errors in the calculation of stock-based compensation expense. The Company had been incorrectly calculating stock-based compensation expense by applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date rather than calculating stock based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s vest date. The

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cumulative error from the understatement of stock-based compensation expense related to the periods prior to fiscal 2010 totaled $6.8 million, net of tax effects. Accordingly, additional expenses of $0.4 million for Cost of license and other revenue, $4.4 million for Marketing and sales, $2.9 million for Research and development, $2.1 million for General and Administrative and $3.0 million for additional tax benefit are included in the stock-based compensation expenses in the table above for the fiscal year ended January 31, 2010.

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Fiscal Year Ended January 31, 2011		Fiscal Year Ended January 31, 2010		Fiscal Year Ended January 31, 2009
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	40 - 45%	33 - 47%	43 - 55%	43 - 73%	37 - 55%	36 - 41%
Range of expected lives (in years)	2.6 - 4.4	0.5 - 2.0	2.7 - 4.0	0.5 - 2.0	2.6 - 4.0	0.5 - 2.0
Expected dividends	0%	0%	0%	0%	0%	0%
Range of risk-free interest rates	0.84 - 1.85%	0.20 - 1.05%	1.02 - 2.42%	0.20 - 0.98%	1.01 - 3.40%	1.29 - 1.85%
Expected forfeitures	10.5 - 13.5%	10.5 - 13.5%	13.5%	13.5%	13.6%	13.6%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock.

Autodesk estimates the expected life of stock-based awards using both exercise behavior and post-vesting termination behavior as well as consideration of outstanding options.

Autodesk did not pay cash dividends in fiscal 2011, 2010 or 2009 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model.

The risk-free interest rate used in the Black-Scholes-Merton option pricing model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that are ultimately expected to vest. Therefore, Autodesk has developed an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all stock-based awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $18.8 million in fiscal 2011, $18.4 million in fiscal 2010 and $16.4 million in fiscal 2009.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Standards Adopted in Fiscal 2011

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended January 31, 2011 that are of significance or potential significance to the Company.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-29 regarding Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations.” This ASU updates accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. Autodesk will adopt the new disclosures under ASU 2010-29 effective February 1, 2011. Autodesk believes that the adoption of this guidance will not have a material impact on its consolidated statements of financial position, results of operations or cash flows. The impact of ASU 2010-29 on Autodesk’s disclosures will be dependent on the size of the business combinations that it consummates subsequent to the adoption of the standard.

In December 2010, the FASB issued ASU 2010-28 regarding ASC Topic 350 “Intangibles – Goodwill and Other.” This ASU updates accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Autodesk will adopt the changes under ASU 2010-28 effective February 1, 2011. Autodesk believes that the adoption of this guidance will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06 regarding ASC Topic 820 “Fair Value Measurements and Disclosures.” This ASU requires additional disclosure regarding significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, this ASU requires the Company to present separately information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan asset (Subtopic 715-20). The changes

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under ASU 2010-06 were effective for Autodesk’s fiscal year beginning February 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for Autodesk’s fiscal year beginning February 1, 2011. The adoption of the portion of this ASU that was effective as of February 1, 2010 did not have a material impact on Autodesk’s consolidated statements of financial position, results of operations or cash flows. Autodesk believes that the adoption of the remaining portion of the ASU that is effective for Autodesk’s fiscal year beginning February 1, 2011 will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 985-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Autodesk will adopt the changes under ASU 2009-13 and 2009-14 effective February 1, 2011. Autodesk believes that the adoption of ASU 2009-13 and 2009-14 will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

Note 2.    Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments are as follows:

	January 31, 2011		January 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$1,075.1	$1,075.1	$838.7	$838.7
Marketable securities—short-term	197.5	199.2	164.8	161.9
Marketable securities—long-term	190.8	192.6	124.4	125.6
Foreign currency forward and option contracts	3.9	3.9	2.3	3.9

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

Autodesk has marketable securities that are classified as either “available-for-sale” or “trading securities.” At January 31, 2011 and January 31, 2010, Autodesk’s short-term investment portfolio included $31.3 million and $26.3 million, respectively, of “trading securities” invested in a defined set of mutual funds directed by the

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participants in the Company’s Deferred Compensation Plan. At January 31, 2011, these securities had net unrealized gains of $1.6 million and a cost basis of $29.7 million. At January 31, 2010, these securities had net unrealized losses of $3.1 million and a cost basis of $29.4 million (see Note 6, “Deferred Compensation”).

Marketable securities classified as “available-for-sale securities” include the following securities at January 31, 2011 and 2010:

	January 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$47.6	$0.1	$—	$47.7
U.S. treasury securities	26.0	—	—	26.0
Certificates of deposit and time deposits	29.0	—	—	29.0
U.S. government agency securities	47.2	—	—	47.2
Sovereign debt	9.1	—	—	9.1
Municipal securities	8.6	—	—	8.6
Other	0.3	—	—	0.3

	$167.8	$0.1	$—	$167.9

Long-term available-for-sale securities:
Commercial paper and corporate securities	$152.6	$1.5	$(0.1)	$154.0
U.S. government agency securities	12.7	0.2	—	12.9
Taxable auction-rate securities	4.2	—	—	4.2
Municipal securities	4.7	—	—	4.7
U.S. treasury securities	12.7	0.1	—	12.8
Sovereign debt	3.9	0.1	—	4.0

	$190.8	$1.9	$(0.1)	$192.6

	January 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$88.8	$0.2	$—	$89.0
Certificates of deposit and time deposits	24.6	—	—	24.6
Money market funds	10.0	—	—	10.0
U.S. government agency securities	8.8	—	—	8.8
Municipal securities	2.8	—	—	2.8
Other	0.4	—	—	0.4

	$135.4	$0.2	$—	$135.6

Long-term available-for-sale securities:
Corporate securities	94.9	$1.0	$—	$95.9
U.S. government agency securities	9.1	0.1	—	9.2
Taxable auction-rate securities	7.6	—	—	7.6
Municipal securities	7.6	0.1	—	7.7
U.S. treasury securities	5.2	—	—	5.2

	$124.4	$1.2	$—	$125.6

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sales or redemptions of “available-for-sale securities” in fiscal 2011 resulted in a gain of $1.7 million. The sales or redemptions of “available-for-sale securities” for fiscal 2010 and 2009 resulted in no gains or losses. The cost of securities sold is based on the specific identification method. Proceeds from the sale and maturity of marketable securities were $410.7 million in fiscal 2011, $355.1 million in fiscal 2010 and $83.4 million in fiscal 2009.

At January 31, 2010, Autodesk was invested in The Reserve International Liquidity Fund (the “International Fund”) with an estimated fair value of $10.0 million. In mid-September of 2008, the International Fund ceased redemptions after net asset values of the funds decreased below $1 per share. This occurred as a result of the International Fund revaluing their holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for Chapter 11 bankruptcy on September 15, 2008, and the resulting unusually high redemption requests on the International Fund. A third party court supervisor was appointed to oversee the accounting and payment administration of the International Fund. On November 30, 2010 a judge entered an order accepting a Settlement Agreement directing the distribution of the remaining funds. On January 20, 2011, Autodesk received substantially all of its holdings from the International Fund.

At January 31, 2011 and January 31, 2010, Autodesk owned auction rate securities with an estimated fair value of $4.2 million and $7.6 million respectively. During the fiscal year ended January 31, 2011, Autodesk redeemed one of its two auction rate securities with a fair value of $3.4 million. Autodesk’s remaining auction rate security is a variable rate debt instrument that has underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every twenty-eight days. The security, which met Autodesk’s investment guidelines at the time the investment was made, has failed to settle in auction since August 2007 and has earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate security, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of this investment in an active market, it is included in non-current “Marketable securities” on the accompanying Consolidated Balance Sheets. The Company will continue to evaluate its accounting for this investment quarterly.

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2011
	Cost	Fair Value
Due in 1 year	$167.8	$167.9
Due in 1 year through 5 years	186.6	188.4
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2

Total	$358.6	$360.5

As of January 31, 2011 and 2010, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk’s general practice is to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These instruments have maturities between one to twelve

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months in the future. Autodesk does not enter into any transactions for derivative instruments for trading or speculative purposes.

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

Cash Flow Hedges

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income (loss)” to “Interest and other income (expense), net” in the Company’s Consolidated Financial Statements at that time.

The notional amount of these contracts was $345.5 million at January 31, 2011 and $239.1 million at January 31, 2010. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The entire net loss of $0.8 million remaining in “Accumulated Other Comprehensive Income (Loss)” as of January 31, 2011 is expected to be recognized into earnings within the next twelve months.

Balance Sheet Hedges

In addition to the cash flow hedges described above, Autodesk uses contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income, net”. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $56.1 million at January 31, 2011 and $19.6 million at January 31, 2010.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2011 and January 31, 2010:

	Balance Sheet Location	Fair Value at
		January 31, 2011	January 31, 2010
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$5.1	$4.3
Derivatives not designated as hedging instruments		—	—

Total derivative assets		5.1	4.3

Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$1.2	$0.4
Derivatives not designated as hedging instruments		—	—

Total derivative liabilities		$1.2	$0.4

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2011	2010
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	$11.8	$(2.5)

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Net revenue	$13.0	$(10.9)
Operating expenses	2.1	4.6

Total	$15.1	$(6.3)

Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
Interest and other income (expense), net	$0.1	$1.3

(1)	Includes $1.0 million net gain recognized for the fiscal year ended January 31, 2010 due to previously forecasted transactions that did not occur within the originally specified time period or the additional period of time allowed.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Exchange Contracts
	Fiscal Year Ended January 31,
	2011	2010
Amount and Location of Gain (Loss) Recognized in Income on Derivative
Interest and other income, net	$2.3	$0.9

Note 3.    Fair Value Measurements

On a recurring basis, Autodesk measures the fair value of certain financial assets and liabilities, which consist of cash equivalents, marketable securities and foreign currency contracts. Autodesk uses a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no transfers between fair value measurement levels during the year ended January 31, 2011.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value Measurements at January 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1):
Certificates of deposit and time deposits	$97.9	$285.4	$—	$383.3
Commercial paper	—	331.0	—	331.0
Money market funds	—	43.8	—	43.8
Marketable securities:
Commercial paper and corporate securities	191.6	10.0	—	201.6
U.S. government agency securities	60.1	—	—	60.1
U.S. treasury securities	38.8	—	—	38.8
Certificates of deposit and time deposits	25.0	4.0	—	29.0
Mutual funds	31.3	—	—	31.3
Sovereign debt	—	13.1	—	13.1
Municipal securities	13.4	—	—	13.4
Taxable auction-rate securities	—	—	4.2	4.2
Other	0.3	—	—	0.3
Foreign currency derivative contracts(2)	—	5.1	—	5.1

Total	$458.4	$692.4	$4.2	$1,155.0

Liabilities
Foreign currency derivative contracts(3)	—	1.2	—	1.2

Total	$—	$1.2	$—	$1.2

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. The Company’s investments held in the International Fund at January 31, 2010 and in auction rate securities at January 31, 2011 and 2010 are designated as Level 3. The Company conducted its fair value assessment of the International Fund using Level 1 and Level 3 inputs. At January 31, 2010, management reviewed the International Fund’s underlying portfolio, which was substantially comprised of cash deposited into the U.S. District Court’s Registry at the Federal Reserve Bank of New York. Normally, the Company would have classified such investments within Level 1 of the fair value hierarchy. Management evaluated the fair value of its unit interest in the International Fund, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company classified its holdings in the International Fund within Level 3 of the fair value hierarchy. Autodesk’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model, and some of the inputs to this model are unobservable in the market.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal years ended January 31, 2011 and 2010 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Money Market Funds	Taxable Auction-Rate Securities	Total
Balance at January 31, 2009	$33.3	$7.6	$40.9
Transfers into (out of) Level 3	—	—	—
Redemptions(1)	(23.3)	—	(23.3)
Total realized/unrealized gains (losses) included in earnings	—	—	—

Balance at January 31, 2010	10.0	7.6	17.6
Transfers into (out of) Level 3	—	—	—
Redemptions(1)	(11.7)	(3.4)	(15.1)
Total realized/unrealized gains (losses) included in earnings	1.7	—	1.7

Balance at January 31, 2011	$—	$4.2	$4.2

(1)	The redemptions of $10.0 million and $23.3 million for fiscal years ended January 31, 2011 and 2010, respectively, are from the International Fund.

Note 4.    Employee and Director Stock Plans

Stock Plans

As of January 31, 2011, Autodesk maintained two active stock option plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan, as amended and restated (“2008 Plan”), which is available only to employees, and the 2010 Outside Directors’ Option Plan, as amended (“2010 Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2008 Plan was originally approved by Autodesk’s stockholders in November 2007. On June 10, 2010, Autodesk’s stockholders approved amendments to the 2008 Plan, which increased the number of shares reserved for issuance under the plan by 15.5 million shares in addition to 0.5 million shares that remained available for issuance under the plan prior to the amendment, and extended the term of the plan to June 2013. The 2008 Plan permits the grant of stock options, restricted stock units and restricted stock awards; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock units. Options and restricted stock units granted under the 2008 Plan vest over periods ranging from immediately upon grant to over a four year period and options expire within four to ten years from the date of grant. At January 31, 2011, 15.1 million shares were available for future issuance under the 2008 Plan.

The 2010 Plan, which was approved by the stockholders in June 2009 and replaced the 2000 Directors’ Option Plan (“2000 Plan”), became effective March 16, 2010. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Options and awards granted under the 2010 Plan vest over periods ranging from one year to over a four year period and options expire within seven years from the date of grant. The 2010 Plan reserved 2.5 million shares of Autodesk common stock, plus 0.5 million shares that remained available for issuance under the 2000 Plan. At January 31, 2011, 2.8 million shares were available for future issuance. The 2010 Plan will expire in March 2020.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2011 is as follows:

	Number of Shares	Weighted average exercise price per share
	(in millions)
Options outstanding at January 31, 2010	29.1	$27.56
Granted	6.7	29.71
Exercised	(3.9)	18.92
Cancelled	(1.5)	32.06

Options outstanding at January 31, 2011	30.4	$28.93

Options exercisable at January 31, 2011	17.6	$31.26

Options available for grant at January 31, 2011	17.9

As of January 31, 2011, total compensation cost of $59.2 million related to non-vested options is expected to be recognized over a weighted average period of 1.9 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the fiscal years ended January 31, 2011, 2010 and 2009. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

	Fiscal year ended January 31,
	2011	2010	2009
Pre-tax intrinsic value of options exercised	$61.9	$18.8	$46.7
Weighted average grant date fair value per share of stock options granted	$9.30	$6.13	$9.82

The following table summarizes information about options outstanding and exercisable at January 31, 2011:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.61 – $16.53	3.5		$11.30		7.4		$13.10
$17.37 – $29.49	2.8		23.89		8.3		27.10
$29.50 – $35.00	3.2		32.21		6.1		31.77
$35.30 – $45.29	7.4		41.53		7.9		41.60
$47.24 – $49.80	0.7		48.59		0.7		48.61

	17.6	2.4	$31.26	$187.9	30.4	3.7	$28.93	$380.9

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $40.68 per share as of January 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These options will expire if not exercised at specific dates ranging through December 2017.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the fiscal year ended January 31, 2011 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value
	(in thousands)
Unreleased restricted stock at January 31, 2010	855	$24.77
Awarded	628	37.48
Released	(30)	22.46
Forfeited	(26)	24.17

Unreleased restricted stock at January 31, 2011	1,427	$30.43

During the fiscal year ended January 31, 2011, Autodesk granted approximately 605,000 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to the third anniversary of the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units are expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $8.9 million and $1.9 million during fiscal years ended January 31, 2011 and 2010, respectively. As of January 31, 2011, total compensation cost not yet recognized of $22.5 million related to non-vested awards, is expected to be recognized over a weighted average period of 1.3 years. At January 31, 2011, the number of units granted but unreleased was 1,404,000.

During the fiscal year ended January 31, 2011, Autodesk granted approximately 23,000 restricted stock awards under the 2010 Plan. Restricted stock awards granted under the 2010 Plan vest on the first anniversary of the date of grant. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock awards are expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.7 million during each of the fiscal years ended January 31, 2011 and 2010, respectively. As of January 31, 2011, total compensation cost not yet recognized of $0.2 million related to non-vested awards, is expected to be recognized over a weighted average period of 0.4 years. At January 31, 2011, the number of awards granted but unreleased was 23,000.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At January 31, 2011, a total of 27.8 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Autodesk issued 3.2 million shares under the ESP Plan at an average price of $14.77 per share in fiscal 2011, 3.1 million shares at an average price of $14.41 per share in fiscal 2010, and 2.1 million shares at an average price of $27.32 per share in fiscal 2009. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2011, 2010 and 2009, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $7.22, $7.19 and $10.40 per share, respectively. Autodesk recorded $18.2 million, $26.6 million and $23.1 million of compensation expense associated with the ESP Plan in fiscal 2011, 2010 and 2009, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2011 (number of securities in millions).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	31.1	$28.06	45.7	(1)
Equity compensation plans not approved security holders(2)	0.7	10.39	—

Total	31.8	$27.65	45.7

(1)	Included in this amount are 27.8 million securities available for future issuance under Autodesk’s ESP Plan.
(2)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

Note 5.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2011	2010	2009
Federal:
Current	$16.0	$12.3	$20.9
Deferred	(8.2)	(33.0)	0.7
State:
Current	(1.5)	3.0	5.9
Deferred	7.4	7.1	(0.7)
Foreign:
Current	48.4	34.1	54.2
Deferred	(2.1)	3.2	(12.1)

	$60.0	$26.7	$68.9

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to accounting standards related to stock-based compensation, the Company has unrecorded excess stock option tax benefits of $160.6 million as of January 31, 2011. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $321.1 million in fiscal 2011, $253.9 million in fiscal 2010 and $298.5 million in fiscal 2009.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2011	2010	2009
Income tax provision at U.S. Federal statutory rate	$95.2	$29.7	$88.3
State income tax expense (benefit), net of the U.S. Federal benefit	1.4	(0.6)	(1.5)
Foreign income taxed at rates different from the U.S. statutory rate	(39.7)	(22.7)	(55.6)
U.S. valuation allowance	2.8	14.9	(0.2)
Non-deductible stock-based compensation	7.9	11.7	11.8
Research and development tax credit benefit	(5.6)	(4.7)	(6.9)
Tax benefit from closure of income tax audits and decreases in uncertain tax positions	(2.8)	(2.5)	(6.2)
Officer compensation in excess of $1.0 million	0.5	0.3	0.2
Goodwill impairment	—	—	30.6
Non-deductible in-process research and development charge	—	—	7.0
Other	0.3	0.6	1.4

	$60.0	$26.7	$68.9

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2011	2010
Nonqualified stock options	$69.0	$57.5
Research and development tax credit carryforwards	64.0	55.7
Foreign tax credit carryforwards	16.6	26.8
Accrued compensation and benefits	33.7	25.7
Other accruals not currently deductible for tax	18.7	17.8
Purchased technology and capitalized software	22.8	12.7
Fixed assets	15.1	12.0
Tax loss carryforwards	6.3	11.3
Capitalized research and development expenditures	2.5	3.4
Reserves for product returns and bad debts	2.1	2.1
Other	2.6	2.2

Total deferred tax assets	253.4	227.2
Less: valuation allowance	(42.9)	(39.0)

Net deferred tax assets	210.5	188.2

Tax method change on advanced payments	(9.4)	—
Unremitted earnings of foreign subsidiaries	(53.6)	(42.1)

Total deferred tax liability	(63.0)	(42.1)

Net deferred tax assets	$147.5	$146.1

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance increased by $3.9 million, $14.3 million and $8.5 million in fiscal 2011, 2010 and 2009, respectively. The fiscal 2011 and fiscal 2010 increase was primarily related to California deferred taxes. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, Autodesk expects that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized. The fiscal 2009 increases were primarily related to Canadian deferred taxes, which Autodesk does not expect to realize.

No provision has been made for federal income taxes on unremitted earnings of certain of Autodesk’s foreign subsidiaries (cumulatively $1,030.5 million at January 31, 2011) because Autodesk plans to reinvest such earnings for the foreseeable future. At January 31, 2011, the net unrecognized deferred tax liability for these earnings was approximately $314.5 million.

Realization of the Company’s net deferred tax assets of $147.5 million is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 31, 2011, Autodesk had $16.9 million of cumulative federal tax loss carryforwards and $351.4 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These federal and state tax loss carryforwards will expire beginning fiscal 2012 through fiscal 2021 and fiscal 2012 through fiscal 2031, respectively.

As of January 31, 2011, Autodesk had $70.4 million of cumulative federal research tax credit carryforwards, $37.6 million of cumulative California state research tax credit carryforwards and $47.9 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal credit carryforwards will expire beginning fiscal 2012 through fiscal 2031, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2023 through fiscal 2031. Autodesk also has $119.1 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2018 through fiscal 2021.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain countries is subject to reduced tax rates through fiscal 2019. The income tax benefits attributable to the tax status of these business arrangements are estimated to be zero in fiscal 2011, zero in fiscal 2010 and $0.3 million ($0.001 basic net income per share) in fiscal 2009. The income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

During fiscal 2011, Autodesk recognized income tax expense of approximately $2.1 million primarily related to a change in the expected future tax rates and the increase of a valuation allowance against California deferred taxes of $4.9 million partially offset by the closure of audits and other decreases in uncertain tax positions of $2.8 million.

During fiscal 2010, Autodesk recognized income tax expense of approximately $17.7 million primarily related to a change in the expected future tax rates and the establishment of a valuation allowance against

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California deferred taxes of $20.2 million partially offset by the closure of audits and other decreases in uncertain tax positions with respect to fiscal 2003 of $2.5 million.

During fiscal 2009, Autodesk recognized income tax benefits of approximately $6.2 million primarily related to closure of audits and other decreases in uncertain tax positions with respect to fiscal 2002 through fiscal 2008.

As of January 31, 2011, the Company had $188.4 million of gross unrecognized tax benefits, of which $175.0 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2011	2010	2009
Gross unrecognized tax benefits at the beginning of the fiscal year	$178.2	$169.4	$152.4
Increases for tax positions of prior years	2.0	3.1	1.2
Decreases for tax positions of prior years	(3.5)	(1.9)	(7.0)
Increases for tax positions related to the current year	13.9	11.1	25.8
Decreases for lapse of statute of limitations/audit settlements	(2.2)	(3.5)	(3.0)

Gross unrecognized tax benefits at the end of the fiscal year	$188.4	$178.2	$169.4

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $1.9 million, $2.2 million and $2.4 million, net of tax benefit, accrued for interest and zero accrued for penalties related to unrecognized tax benefits as of January 31, 2011, 2010 and 2009, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. The Company’s U.S. and state income tax returns for fiscal year 2003 through fiscal year 2011 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2002 to 2011.

Note 6.    Deferred Compensation

At January 31, 2011, Autodesk had marketable securities totaling $391.8 million, of which $31.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $31.3 million at January 31, 2011, of which $3.4 million was classified as current and $27.9 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2010 was $26.3 million. The total related deferred compensation liability at January 31, 2010 was $26.3 million, of which $1.1 million was classified as current and $25.2 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

Note 7.    Borrowing Arrangements

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million and is available for working capital or other business needs. The credit agreement contains customary covenants,

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which could restrict liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain its financial covenants. At January 31, 2011 and 2010, Autodesk had no outstanding borrowings on this line of credit. This facility expires in August 2012.

During the second quarter of fiscal 2011, Autodesk terminated its $5.0 million China line of credit because it was no longer needed. At January 31, 2010, Autodesk had no outstanding borrowings on this line of credit.

Note 8.    Commitments and Contingencies

Lease commitments

Autodesk leases office space and computer equipment under non-cancellable operating lease agreements that expire at various dates through 2023. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. At January 31, 2011, the aggregate future minimum lease payments required were as follows:

2012	$52.7
2013	44.0
2014	34.6
2015	26.4
2016	21.1
Thereafter	54.1

232.9
Less: Sublease income	4.2

$228.7

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
Rent expense	$52.1	$56.8	$73.1

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2011 were approximately $73.3 million for periods through fiscal 2015. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services. Of the total purchase commitments, $9.8 million related to a termination fee for an outsource application hosting services agreement entered into during fiscal 2006. This fee is reduced as time lapses during the five-year contract period.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $12.8 million in fiscal 2011, $16.5 million in fiscal 2010 and $17.1 million in fiscal 2009.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnifications

In the normal course of business, Autodesk provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services. Autodesk accrues for known indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these indemnifications have not been significant, and because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

In connection with the purchase, sale or license of assets or businesses with third parties, Autodesk has entered into or assumed customary indemnification agreements related to the assets or businesses purchased, sold or licensed. Historically, costs related to these indemnifications have not been significant, and because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect its future results of operations, cash flows or financial position in a particular period.

Note 9.    Stockholders’ Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2011, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that helps offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and returns excess cash generated from its business to stockholders and for such other purposes as may be in the best interests of Autodesk and its stockholders. During fiscal 2011, Autodesk repurchased and retired 9.0 million shares at an average repurchase price of $31.13 per share, 2.7 million shares in fiscal 2010 at an average repurchase price of $23.63 per share and 8.0 million shares in fiscal 2009 at an average repurchase price of $32.06. Common stock and additional paid-in capital and

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retained earnings were reduced by $138.3 million and $142.0 million, respectively for the year ended January 31, 2011 and $36.4 million and $26.8 million, respectively, for the year ended January 31, 2010, as a result of the stock repurchases.

At January 31, 2011, 24.5 million shares remained available for repurchase under repurchase plans approved by the Board of Directors. In fiscal 2011, 2010 and 2009, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

Note 10.    Interest and Other Income, net

Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2011	2010	2009
Interest and investment income, net	$10.9	$10.0	$13.6
Investment impairment	—	—	(5.9)
Gain (loss) on foreign currency	(14.0)	5.0	(1.0)
Other Income	3.7	4.1	1.3

Interest and other income, net	$0.6	$19.1	$8.0

Note 11.    Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss), net of taxes, was comprised of the following at January 31:

	January 31,
	2011	2010	2009
Net gain (loss) on derivative instruments	$(0.8)	$2.3	$(0.2)
Net unrealized gain on available-for-sale securities	2.4	1.5	—
Unfunded portion of pension plans	(9.8)	(5.9)	—
Foreign currency translation adjustments	7.6	(1.4)	(11.0)

Accumulated other comprehensive income (loss)	$(0.6)	$(3.5)	$(11.2)

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

	Fiscal Year Ended January 31,
	2011	2010	2009
Numerator:
Net income	$212.0	$58.0	$183.6

Denominator:
Denominator for basic net income per share—weighted average shares	227.6	228.7	225.5
Effect of dilutive securities	6.6	3.4	4.6

Denominator for dilutive net income per share	234.2	232.1	230.1

Basic net income per share	$0.93	$0.25	$0.81

Diluted net income per share	$0.90	$0.25	$0.80

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For the fiscal years ended January 31, 2011, 2010 and 2009, 19.3 million, 21.3 million and 15.8 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

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

The PSEB, AEC and MFG segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. Our M&E segment derives revenue from the sale of products to creative professionals, post-production facilities and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

PSEB includes Autodesk’s horizontal design product, AutoCAD. Autodesk’s AutoCAD product is a platform product that underpins the Company’s vertical design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

M&E is comprised of two product groups: Animation, including design visualization, and Creative Finishing. Animation products, such as Autodesk 3ds Max and Autodesk Maya, provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects and games production. Creative Finishing products provide editing, finishing and visual effects design and color grading.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2011	2010	2009
Net revenue:
Platform Solutions and Emerging Business	$716.2	$624.0	$900.8
Architecture, Engineering and Construction	568.0	513.3	641.4
Manufacturing	470.0	386.9	488.4
Media and Entertainment	197.6	189.1	262.1
Other(1)	—	0.4	22.5

	$1,951.8	$1,713.7	$2,315.2

Gross profit:
Platform Solutions and Emerging Business	$678.9	$589.7	$860.7
Architecture, Engineering and Construction	517.6	465.2	592.7
Manufacturing	439.5	358.4	456.9
Media and Entertainment	153.9	144.4	197.6
Unallocated(2)	(34.7)	(35.8)	(11.8)

	$1,755.2	$1,521.9	$2,096.1

Depreciation and amortization:
Platform Solutions and Emerging Business	$3.0	$3.1	$2.4
Architecture, Engineering and Construction	1.6	1.8	2.1
Manufacturing	2.3	2.5	2.6
Media and Entertainment	1.1	1.8	2.5
Unallocated	97.4	102.3	82.8

	$105.4	$111.5	$92.4

(1)	Other primarily consisted of revenue from Autodesk’s Location Services division, which Autodesk disposed of in February 2009.
(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2011	2010	2009
Net revenue:
Americas
U.S.	$561.6	$527.5	$646.4
Other Americas	139.9	126.9	135.9

Total Americas	701.5	654.4	782.3

Europe, Middle East and Africa	782.8	671.1	1,003.4

Asia Pacific
Japan	200.6	171.1	213.2
Other Asia Pacific	266.9	217.1	316.3

Total Asia Pacific	467.5	388.2	529.5

Total net revenue	$1,951.8	$1,713.7	$2,315.2

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31,
	2011	2010
Long-lived assets(1):
Americas
U.S.	$571.2	$611.3
Other Americas	65.6	78.9

Total Americas	636.8	690.2

Europe, Middle East and Africa
Switzerland	42.8	49.3
Other Europe, Middle East and Africa	68.5	56.9

Total Europe, Middle East and Africa	111.3	106.2

Asia Pacific	41.9	43.7

Total long-lived assets	$790.0	$840.1

(1)	Long-lived assets exclude investments in subsidiaries, deferred tax assets and marketable securities.

Note 14.    Business Combinations

The results of operations of the following acquisitions are included in the accompanying Consolidated Statements of Operations since the acquisition dates, and the related assets and liabilities were recorded based upon their relative fair values at their respective acquisition dates. Pro forma financial information has not been presented as their historical operations were not material to Autodesk’s Consolidated Financial Statements either individually or in the aggregate. During the fiscal year ended January 31, 2011, the Company acquired two entities, neither of which were individually material, for total consideration $13.5 million.

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

$18.0

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In-process research and development represents incomplete research and development projects that had not reached the stage of fully developed technology and is an indefinite lived asset that is held and tested at least annually for impairment until such time that it becomes fully developed technology. During fiscal 2011, the total in-process research and development related to PlanPlatform of $1.3 million reached the stage of fully developed technology and began being amortized to expense.

The $14.1 million of goodwill, which represents the excess of the purchase price over the fair value of the acquired net tangible and intangible assets, is deductible for tax purposes.

Note 15.    Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $6.7 million in fiscal 2011, $7.1 million in fiscal 2010 and $7.8 million in fiscal 2009. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides certain defined benefit pension plans to employees primarily located in countries outside of the U.S. The Company deposits funds for specific plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrues for the unfunded portion of the obligation, where material. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability related to the funded status of the plans was approximately $18.2 million and $12.5 million as of January 31, 2011 and 2010, respectively. The projected benefit obligation was $47.3 million and $36.2 million as of January 31, 2011 and 2010, respectively. The related fair value of plan assets was $29.1 million and $23.7 million as of January 31, 2011 and 2010, respectively. Our practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Our contributions were approximately $3.5 million, $3.4 million and $3.2 million in fiscal 2011, 2010 and 2009, respectively. As of January 31, 2011, our estimated future benefit payments are an aggregate $10.6 million for fiscal 2012 through fiscal 2016 and an aggregate of $9.8 million for fiscal 2017 through fiscal 2021. Autodesk recorded $9.8 million and $5.9 million of unrealized changes in the unfunded portion of Autodesk’s defined benefit plans in fiscal 2011 and fiscal 2010, respectively. The unrealized changes in the unfunded portion of Autodesk’s defined benefit plans were not recorded in years prior to fiscal 2010 because the amounts were immaterial.

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $13.6 million in fiscal 2011, $13.4 million in fiscal 2010 and $12.0 million in fiscal 2009.

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

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Restructuring Reserves

During the first quarter of fiscal 2011, Autodesk initiated a restructuring plan in order to further reduce operating costs. The restructuring plan resulted in targeted staff reductions of approximately 200 positions. No leased facilities were consolidated as part of this restructuring (“Fiscal 2011 Plan”).

During the second quarter of fiscal 2010, Autodesk initiated a restructuring program in order to reduce its operating costs. This plan resulted in a staff reduction of approximately 430 positions globally and resulted in the consolidation of approximately 32 leased facilities around the world (“Fiscal 2010 Plan”).

In the fourth quarter of fiscal 2009, Autodesk initiated a restructuring program in order to reduce its operating costs. This program resulted in a staff reduction of approximately 700 positions globally and resulted in the consolidation of approximately 27 leased facilities (“Fiscal 2009 Plan”).

In connection with these restructuring plans, Autodesk recorded restructuring and impairment charges of $10.8 million and $48.2 million during the fiscal years ended January 31, 2011 and 2010, respectively. Of these amounts, $10.8 million and $24.3 million were recorded for one-time termination benefits and other costs during fiscal 2011 and 2010, respectively, and $23.9 million was recorded for facilities-related costs during fiscal 2010. The one-time termination benefits have substantially been paid as of January 31, 2011. Autodesk expects to pay the facility related liabilities through fiscal 2018.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2011 and 2010.

	Balance at January 31, 2010	Additions	Payments	Adjustments(1)	Balance at January 31, 2011
Fiscal 2011 Plan
Employee termination costs	$—	$12.4	$(10.6)	$(0.3)	$1.5

Fiscal 2010 Plan
Employee termination costs	0.8	—	(0.8)	—	—
Lease termination and asset costs	6.1	0.3	(4.3)	(0.4)	1.7

Fiscal 2009 Plan
Employee termination costs	1.0	—	(0.2)	(0.8)	—
Lease termination and asset costs	8.2	1.0	(4.6)	(1.8)	2.8

Other
Employee termination costs	0.4	—	(0.3)	(0.1)	—
Lease termination costs	2.9	—	(0.2)	(0.1)	2.6

Total	$19.4	$13.7	$(21.0)	$(3.5)	$8.6

Current portion(2)	$11.4				$4.8
Non-current portion(2)	8.0				3.8

Total	$19.4				$8.6

	Balance at January 31, 2009	Additions	Payments	Adjustments(1)	Balance at January 31, 2010
Fiscal 2010 Plan
Employee termination costs	$—	$20.0	$(18.2)	$(1.0)	$0.8
Lease termination and asset costs	—	9.9	(3.4)	(0.4)	6.1

Fiscal 2009 Plan
Employee termination costs	35.4	5.8	(37.8)	(2.4)	1.0
Lease termination and asset costs	2.8	12.2	(6.7)	(0.1)	8.2

Other
Employee termination costs	0.9	0.3	(0.4)	(0.4)	0.4
Lease termination costs	4.8	0.7	(1.8)	(0.8)	2.9

Total	$43.9	$48.9	$(68.3)	$(5.1)	$19.4

Current portion(2)	$38.4				$11.4
Non-current portion(2)	5.5				8.0

Total	$43.9				$19.4

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2011 and 2010 is as follows:

2011	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$474.6	$472.8	$476.7	$527.7	$1,951.8
Gross profit	423.3	424.4	428.2	479.3	1,755.2
Income from operations	50.8	79.8	69.2	71.6	271.4
Provision for income taxes	(10.5)	(20.0)	(18.1)	(11.4)	(60.0)
Net income	36.9	59.9	53.6	61.6	212.0
Basic net income per share	$0.16	$0.26	$0.24	$0.27	$0.93
Diluted net income per share	$0.16	$0.25	$0.23	$0.26	$0.90

Income from operations includes the following items:
Stock-based compensation expense	$24.3	$21.0	$17.0	$18.4	$80.7
Amortization of acquisition related intangibles	13.9	13.6	14.1	14.3	55.9
Restructuring charges	7.1	1.9	—	1.8	10.8

2010	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$425.8	$414.9	$416.9	$456.1	$1,713.7
Gross profit	373.5	364.8	371.9	411.7	1,521.9
Income (loss) from operations	(19.4)	2.7	26.3	56.0	65.6
Provision for income taxes	(12.7)	(2.9)	(2.5)	(8.6)	(26.7)
Net income (loss)	(32.1)	10.5	29.5	50.1	58.0
Basic net income (loss) per share	$(0.14)	$0.05	$0.13	$0.22	$0.25
Diluted net income (loss) per share	$(0.14)	$0.05	$0.13	$0.21	$0.25

Income from operations includes the following items:
Stock-based compensation expense	$23.0	$21.4	$30.3	$18.9	$93.6
Amortization of acquisition related intangibles	14.7	15.0	15.1	13.6	58.4
Restructuring charges	16.5	26.4	4.9	0.4	48.2
Impairment of goodwill	21.0	—	—	—	21.0

Provision for income taxes includes the following item:
Establishment of valuation allowance on deferred tax assets	$(21.0)	$—	$—	$—	$(21.0)

AUTODESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Subsequent Events

On March 1, 2011, Autodesk acquired Scaleform Corporation (“Scaleform”) for approximately $36.0 million. Scaleform was a privately held middleware and user interface tools company, whose technology has been licensed in the development of games across all major hardware platforms. The acquisition was structured as a merger, the result of which Autodesk acquired all the outstanding shares of Scaleform’s common stock. Scaleform will be integrated into Autodesk’s M&E segment.

On March 10, 2011, Autodesk acquired Blue Ridge Numerics, Inc (“Blue Ridge”) for approximately $39.0 million, subject to a working capital adjustment. Blue Ridge was a privately held company that designs and sells software that enables mechanical engineers to study fluid flow and thermal performance in virtual prototyping. The acquisition was structured as a merger, the result of which Autodesk acquired all the outstanding shares of Blue Ridge’s common and preferred stock. Blue Ridge will be integrated into Autodesk’s MFG segment.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 18, 2011

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended January 31, 2011 of Autodesk, Inc. and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 18, 2011

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 18, 2011 regarding our executive officers.

Name	Age	Position
Carl Bass	53	Chief Executive Officer, President
Mark J. Hawkins	51	Executive Vice President, Chief Financial Officer
Jan Becker	58	Senior Vice President, Human Resources and Corporate Real Estate
Jay Bhatt	42	Senior Vice President, Architecture, Engineering and Construction
Chris Bradshaw	48	Senior Vice President, Chief Marketing Officer
Moonhie Chin	53	Senior Vice President, Strategic Planning and Operations
Pascal W. Di Fronzo	46	Senior Vice President, General Counsel and Secretary
Amar Hanspal	47	Senior Vice President, Platform Solutions and Emerging Business
Robert Kross	57	Senior Vice President, Manufacturing
Marc Petit	46	Senior Vice President, Media and Entertainment

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

Mark J. Hawkins joined Autodesk in April 2009 and serves as Executive Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Hawkins was Chief Financial Officer and Senior Vice President of Finance and Information Technology at Logitech International S.A. from April 2006 to April 2009. Previously he was with Dell Inc. for six years, most recently serving as Vice President of Finance for worldwide procurement and logistics. Prior to joining Dell, Mr. Hawkins was employed by Hewlett-Packard Company for 18 years in finance and business-management roles. Mr. Hawkins is also a director of BMC Software, Inc.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000. Ms. Becker previously served in other capacities in the Human Resources Department at Autodesk. Prior to joining Autodesk, Ms. Becker worked both domestically and internationally at a number of high-tech organizations, including Sun Microsystems, Inc., Digital Equipment Corporation and Hewlett-Packard Company.

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

Marc Petit joined Autodesk in October 2002 and serves as Senior Vice President, Media and Entertainment. He served as Vice President of Product Development and Operations for the Media and Entertainment Division from October 2002 to March 2007. Prior to joining Autodesk, Mr. Petit was Vice President of Operations for Aptilon Health, an online interactive marketing company and held various executive positions at Softimage Inc between 1991 and 2000.

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

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal Two—Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2011, 2010 and 2009, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Year
	(in millions)
Fiscal year ended January 31, 2011
Allowance for doubtful accounts	$4.6	$(0.3)	$0.1	$4.2
Product returns reserves	11.8	38.9	40.1	10.6
Restructuring	19.4	13.7	24.5	8.6

Fiscal year ended January 31, 2010
Allowance for doubtful accounts	$8.6	$1.7	$5.7	$4.6
Product returns reserves	12.5	42.9	43.6	11.8
Restructuring	43.9	48.9	73.4	19.4

Fiscal year ended January 31, 2009
Allowance for doubtful accounts	$7.8	$5.1	$4.3	$8.6
Product returns reserves	14.3	53.1	54.9	12.5
Restructuring	5.6	43.0	4.7	43.9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.

By:	/S/ CARL BASS
Carl Bass
Chief Executive Officer and President

Dated: March 18, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 18, 2011.

Signature	Title

/s/ CARL BASS Carl Bass	Chief Executive Officer and President (Principal Executive Officer)

/s/ MARK J. HAWKINS Mark J. Hawkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ CRAWFORD W. BEVERIDGE Crawford W. Beveridge	Director (Non-executive Chairman of the Board)

/s/ J. HALLAM DAWSON J. Hallam Dawson	Director

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director

/s/ SEAN M. MALONEY Sean M. Maloney	Director

/s/ MARY T. MCDOWELL Mary T. McDowell	Director

/s/ CHARLES ROBEL Charles Robel	Director

/s/ STEVEN M. WEST Steven M. West	Director

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 1, 2008, by and among Autodesk, Inc., Switch Acquisition Corporation and Moldflow Corporation (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on May 2, 2008)

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 14, 2010)

10.1*	Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

10.2*	Registrant’s 1996 Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended on September 17, 2009 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.4*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Form of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.6*	Registrant’s 2000 Directors’ Option Plan, as amended (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.7*	Registrant’s 2000 Directors’ Option Plan Forms of Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.8*	Registrant’s 2006 Employee Stock Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on November 15, 2005)

10.9*	Registrant’s 2006 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 20, 2007)

10.10*	Registrant’s 2008 Employee Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.11*	Registrant’s 2008 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.12*	Registrant’s 2008 Employee Stock Plan Form of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 6, 2009)

10.13*	Registrant’s 2008 Employee Stock Plan Forms of Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.14*	Registrant’s 2008 Employee Stock Plan Forms of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

Exhibit No.	Description
10.15*	Text of amendment to certain stock option agreements (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2006)

10.16*	Amendments to certain stock option agreements (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.17*	Registrant’s 2010 Outside Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009)

10.18*	Autodesk, Inc. 2010 Outside Directors’ Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

10.19*	Autodesk, Inc. 2010 Outside Directors’ Stock Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

10.20*	Form of Promise to Make Cash Payment and Option Amendment (U.S. Employees) (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.21*	Form of Promise to Make Cash Payment and Option Amendment (Canadian Employees) (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.22*	Registrant’s Executive Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 14, 2010)

10.23*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2008, as further amended and restated, effective as of December 31, 2008, as further amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009)

10.24*	Participants, target awards and payout formulas for fiscal year 2011 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 31,2010)

10.25*	Description of sales commission plan with Ken Bado for fiscal Year 2011 (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 31,2010)

10.26*	Separation Agreement between Ken Bado and Autodesk, Inc. entered into on January 28, 2011 (filed herewith)

10.27*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current report on Form 8-K filed on December 15, 2010)

10.28*	Description of annual cash compensation paid to non-employee directors (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on June 14, 2006 and Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 18, 2009)

10.29*	Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.30*	Amended and Restated Employment Agreement between Registrant and Carl Bass dated December 12, 2008 (incorporated by reference to Exhibit 10.26 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.31*	Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008)

Exhibit No.	Description
10.32	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.33	Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010)

10.34	Credit Agreement between Registrant and CITIBANK, N.A. dated as of August 30, 2005 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 23, 2007)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.