Form 10-Q
period 2011-04-30
AUTODESK INC
filed 2011-06-03
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of May 27, 2011, registrant had outstanding approximately 230,954,185 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2011	2010
Net revenue:
License and other	$323.0	$279.8
Maintenance	205.3	194.8

Total net revenue	528.3	474.6

Cost of revenue:
Cost of license and other revenue	42.6	41.2
Cost of maintenance revenue	12.0	10.1

Total cost of revenue	54.6	51.3

Gross profit	473.7	423.3
Operating expenses:
Marketing and sales	201.9	186.5
Research and development	136.6	127.2
General and administrative	56.6	51.7
Restructuring charges	—	7.1

Total operating expenses	395.1	372.5

Income from operations	78.6	50.8
Interest and other income (expense), net	5.9	(3.4)

Income before income taxes	84.5	47.4
Provision for income taxes	(15.2)	(10.5)

Net income	$69.3	$36.9

Basic net income per share	$0.30	$0.16

Diluted net income per share	$0.29	$0.16

Shares used in computing basic net income per share	228.2	229.0

Shares used in computing diluted net income per share	237.1	234.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 30, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,091.4	$1,075.1
Marketable securities	258.4	199.2
Accounts receivable, net	271.0	318.4
Deferred income taxes	39.1	56.8
Prepaid expenses and other current assets	72.5	64.8

Total current assets	1,732.4	1,714.3
Marketable securities	175.9	192.6
Computer equipment, software, furniture and leasehold improvements, net	99.8	84.5
Purchased technologies, net	62.8	57.2
Goodwill	605.7	554.1
Deferred income taxes, net	102.7	90.7
Other assets	122.9	94.2

	$2,902.2	$2,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101.7	$76.8
Accrued compensation	106.0	193.1
Accrued income taxes	24.2	28.6
Deferred revenue	518.9	496.2
Other accrued liabilities	68.7	75.1

Total current liabilities	819.5	869.8
Deferred revenue	103.5	91.7
Long term income taxes payable	144.0	139.1
Other liabilities	84.0	77.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,363.5	1,267.2
Accumulated other comprehensive income (loss)	4.8	(0.6)
Retained earnings	382.9	342.7

Total stockholders’ equity	1,751.2	1,609.3

	$2,902.2	$2,787.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended April 30,
	2011	2010
Operating activities:
Net income	$69.3	$36.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.5	26.7
Stock-based compensation expense	25.9	24.3
Restructuring charges, net	—	7.1
Changes in operating assets and liabilities, net of business combinations	8.7	44.1

Net cash provided by operating activities	128.4	139.1

Investing activities:
Purchases of marketable securities	(169.7)	(134.5)
Sales of marketable securities	34.6	29.7
Maturities of marketable securities	96.5	94.1
Capital expenditures	(23.4)	(5.8)
Business combinations, net of cash acquired	(76.2)	—
Other investing activities	(14.5)	—

Net cash used in investing activities	(152.7)	(16.5)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	111.3	36.2
Repurchases of common stock	(68.6)	(58.8)

Net cash provided by (used in) financing activities	42.7	(22.6)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.6)

Net increase in cash and cash equivalents	16.3	99.4
Cash and cash equivalents at beginning of fiscal year	1,075.1	838.7

Cash and cash equivalents at end of period	$1,091.4	$938.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2011, and for the three months ended April 30, 2011, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2012, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2011 Form 10-K”) filed on March 18, 2011.

2.	Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2011, as compared to the accounting pronouncements described in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Three Months Ended April 30, 2011

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-29 regarding Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations.” This ASU updates accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Autodesk adopted the new disclosures under ASU 2010-29 effective February 1, 2011. The adoption of this ASU did not have a material impact on its consolidated statements of financial position, results of operations or cash flows. The impact of ASU 2010-29 on Autodesk’s future quarterly disclosures will be dependent on the size of the business combinations that it consummates subsequent to the adoption of the standard.

In December 2010, the FASB issued ASU 2010-28 regarding ASC Topic 350 “Intangibles – Goodwill and Other.” This ASU updates accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Autodesk adopted the changes under ASU 2010-28 effective February 1, 2011. The adoption of this ASU did not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06 regarding ASC Topic 820 “Fair Value Measurements and Disclosures.” This ASU requires additional disclosure regarding significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, this ASU requires the Company to separately present information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan asset (Subtopic 715-20). The changes under ASU 2010-06 were effective for Autodesk’s fiscal year beginning February 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which Autodesk adopted February 1, 2011. The adoption of this ASU did not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 985-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Autodesk adopted the changes under ASU 2009-13 and 2009-14 effective February 1, 2011. The adoption of this ASU did not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In May 2011, FASB issued ASU 2011-04 regarding ASC Topic 820 “Fair Value Measurement.” This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU will be effective for Autodesk’s fiscal year beginning February 1, 2012. Early adoption is not permitted. Autodesk believes that the adoption of this ASU will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

3.	Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Citicorp USA, Inc., an affiliate of Citibank, is the lead lender and agent in the syndicate of Autodesk’s $250.0 million U.S. line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 17% of Autodesk’s consolidated net revenue for both the three months ended April 30, 2011 and 2010. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In addition, Tech Data accounted for 17% and 16% of trade accounts receivable at April 30, 2011 and January 31, 2011, respectively. Autodesk believes its business is not substantially dependent on Tech Data. Autodesk’s actual customers through Tech Data are the resellers and end users who purchase Autodesk’s software licenses and services. Should any of the agreements between Autodesk and Tech Data be terminated for any reason, Autodesk believes the resellers and end users who currently purchase Autodesk’s products through Tech Data would be able to continue to do so under substantially the same terms from one of the many other distributors of Autodesk without substantial disruption to Autodesk revenue.

4.	Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments are as follows:

	April 30, 2011		January 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$1,091.4	$1,091.4	$1,075.1	$1,075.1
Marketable securities - short-term	254.6	258.4	197.5	199.2
Marketable securities - long-term	174.2	175.9	190.8	192.6
Convertible debt securities	14.5	14.5	—	—
Foreign currency forward and option contracts	4.8	0.1	3.9	3.9

Autodesk classifies its marketable securities and financial instruments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities and financial instruments with remaining maturities of less than 12 months are classified as short-term and marketable securities and financial instruments with remaining maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities and financial instruments prior to their stated maturities for strategic purposes or in anticipation of credit deterioration. Convertible debt securities are included in “Other assets” in the Condensed Consolidated Balance Sheets. Foreign currency forward and options contracts are included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.

Autodesk has marketable securities and financial instruments that are classified as either “available-for-sale” or “trading securities.” At April 30, 2011 and January 31, 2011, Autodesk’s short-term investment portfolio included $34.5 million and $31.3 million, respectively, of “trading securities” invested in a defined set of mutual funds directed by the participants in the Company’s Deferred Compensation Plan. At April 30, 2011, these securities had net unrealized gains of $3.4 million and a cost basis of $31.1 million. At January 31, 2011, these securities had net unrealized gains of $1.6 million and a cost basis of $29.7 million (see Note 9, “Deferred Compensation”).

Marketable securities and financial instruments classified as “available-for-sale securities” include the following securities at April 30, 2011 and January 31, 2011:

	April 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$108.2	$0.3	$—	$108.5
U.S. treasury securities	26.4	—	—	26.4
Certificates of deposit and time deposits	24.2	—	—	24.2
U.S. government agency securities	53.1	—	—	53.1
Sovereign debt	5.0	—	—	5.0
Municipal securities	6.3	0.1	—	6.4
Other	0.3	—	—	0.3

	$223.5	$0.4	$—	$223.9

Long-term available-for-sale securities:
Commercial paper and corporate securities	$140.8	$1.5	$—	$142.3
U.S. government agency securities	9.6	0.1	—	9.7
Taxable auction-rate securities	4.2	—	—	4.2
Convertible debt securities	14.5	—	—	14.5
Municipal securities	6.7	—	—	6.7
U.S. treasury securities	12.9	0.1	—	13.0
Sovereign debt	—	—	—	—

	$188.7	$1.7	$—	$190.4

	January 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$47.6	$0.1	$—	$47.7
U.S. treasury securities	26.0	—	—	26.0
Certificates of deposit and time deposits	29.0	—	—	29.0
U.S. government agency securities	47.2	—	—	47.2
Sovereign debt	9.1	—	—	9.1
Municipal securities	8.6	—	—	8.6
Other	0.3	—	—	0.3

	$167.8	$0.1	$—	$167.9

Long-term available-for-sale securities:
Commercial paper and corporate securities	$152.6	$1.5	$(0.1)	$154.0
U.S. government agency securities	12.7	0.2	—	12.9
Taxable auction-rate securities	4.2	—	—	4.2
Municipal securities	4.7	—	—	4.7
U.S. treasury securities	12.7	0.1	—	12.8
Sovereign debt	3.9	0.1	—	4.0

	$190.8	$1.9	$(0.1)	$192.6

The sales or redemptions of “available-for-sale securities” resulted in no gross gains or losses during the three month periods ended April 30, 2011 and 2010. The cost of securities sold is based on the specific identification method.

At April 30, 2011 and January 31, 2011, Autodesk owned an auction rate security with an estimated fair value of $4.2 million. Autodesk’s auction rate security is a variable rate debt instrument that has underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every twenty-eight days. The security, which met Autodesk’s investment guidelines at the time the investment was made, has failed to settle in auction since August 2007 and has earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate security, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of this investment in an active market, it is included in non-current “Marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue on a quarterly basis to evaluate its accounting for this investment.

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	April 30, 2011
	Cost	Fair Value
Due in 1 year	$223.5	$223.9
Due in 1 year through 5 years	184.5	186.2
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2

Total	$412.2	$414.3

As of April 30, 2011 and January 31, 2011, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk’s general practice is to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. These instruments have maturities between one to twelve months in the future. Autodesk does not enter into any transactions for derivative instruments for trading or speculative purposes.

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

The notional amount of these contracts was $356.3 million at April 30, 2011 and $345.5 million at January 31, 2011. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The entire net loss of $8.6 million remaining in “Accumulated Other Comprehensive Income (Loss)” as of April 30, 2011 is expected to be recognized into earnings within the next twelve months.

Balance Sheet Hedges

In addition to the cash flow hedges described above, Autodesk uses contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $96.1 million at April 30, 2011 and $56.1 million at January 31, 2011.

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets was as follows as of April 30, 2011 and January 31, 2011:

		Fair Value at
	Balance Sheet Location	April 30, 2011	January 31, 2011
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4.7	$5.1
Derivatives not designated as hedging instruments		—	—

Total derivative assets		$4.7	$5.1

Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$4.6	$1.2
Derivatives not designated as hedging instruments		—	—

Total derivative liabilities		$4.6	$1.2

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three month ended April 30, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2011	2010
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	$(9.6)	$10.9

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Net revenue	$(3.8)	$3.4
Operating expenses	1.9	0.5

Total	$(1.9)	$3.9

Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest and other income (expense), net	$(0.3)	$(0.1)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three month ended April 30, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
Amount and Location of Gain (Loss) Recognized in Income on Derivative	2011	2010
Interest and other income (expense), net	$(1.7)	$1.7

Note 5. Fair	Value Measurements

On a recurring basis, Autodesk measures the fair value of certain financial assets and liabilities, which consist of cash equivalents, marketable securities and foreign currency contracts. Autodesk uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no transfers between fair value measurement levels during the three months ended April 30, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of April 30, 2011:

	Fair Value Measurements at April 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$0.3	$487.1	$—	$487.4
Commercial paper	—	246.4	—	246.4
Money market funds	—	74.0	—	74.0
Marketable securities:
Commercial paper and corporate securities	250.8	—	—	250.8
U.S. government agency securities	62.8	—	—	62.8
U.S. treasury securities	39.4	—	—	39.4
Certificates of deposit and time deposits	—	24.2	—	24.2
Mutual funds	34.5	—	—	34.5
Sovereign debt	—	5.0	—	5.0
Municipal securities	13.1	—	—	13.1
Taxable auction-rate securities	—	—	4.2	4.2
Other	0.3	—	—	0.3
Convertible debt securities (2)	—	—	14.5	14.5
Foreign currency derivative contracts (3)	—	4.7	—	4.7

Total	$401.2	$841.4	$18.7	$1,261.3

Liabilities
Foreign currency derivative contracts (4)	$—	$4.6	$—	$4.6

Total	$—	$4.6	$—	$4.6

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value Measurements at January 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$97.9	$285.4	$—	$383.3
Commercial paper	—	331.0	—	331.0
Money market funds	—	43.8	—	43.8
Marketable securities:
Commercial paper and corporate securities	191.6	10.0	—	201.6
U.S. government agency securities	60.1	—	—	60.1
U.S. treasury securities	38.8	—	—	38.8
Certificates of deposit and time deposits	25.0	4.0	—	29.0
Mutual funds	31.3	—	—	31.3
Sovereign debt	—	13.1	—	13.1
Municipal securities	13.4	—	—	13.4
Taxable auction-rate securities	—	—	4.2	4.2
Other	0.3	—	—	0.3
Foreign currency derivative contracts (2)	—	5.1	—	5.1

Total	$458.4	$692.4	$4.2	$1,155.0

Liabilities
Foreign currency derivative contracts (3)	$—	$1.2	$—	$1.2

Total	$—	$1.2	$—	$1.2

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. The Company’s investments held in auction rate and convertible debt securities at April 30, 2011 and January 31, 2011 are designated as Level 3 because they are valued using probability weighted discounted cash flow models and some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2011 was as follows:

	Fair Value Measurements Using
	(Level 3)
	Taxable Auction-Rate Securities	Convertible Debt Securities	Total
Balance at January 31, 2011	$4.2	$—	$4.2
Purchases	—	14.5	14.5

Balance at April 30, 2011	$4.2	$14.5	$18.7

During the three months ended April 30, 2011, there were no transfers in or out, issuances, settlements, sales or realized/unrealized gains (losses) within level 3 assets.

6.	Stock-based Compensation Expense

Stock Plans

As of April 30, 2011, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan, as amended and restated (“2008 Plan”), which is available only to employees, and the 2010 Outside Directors’ Option Plan, as amended (“2010 Plan”), which is available only to non-employee directors. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date. Additionally, there are seven expired or terminated plans with options outstanding.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007 and was amended in June 2010. As amended, the 2008 Plan reserves 16.0 million shares of Autodesk common stock for issuance and will expire in June 2013. The 2008 Plan permits the grant of stock options, restricted stock units and restricted stock awards; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. Options and restricted stock units granted under the 2008 Plan vest over periods ranging from immediately upon grant to over a four year period and options expire within four to ten years from the date of grant. At April 30, 2011, 9.9 million shares were available for future issuance under the 2008 Plan.

The 2010 Plan which was approved by the stockholders in June 2009, became effective March 2010 and will expire in March 2020. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Options and awards granted under the 2010 Plan vest over periods ranging from one year to four years, and options expire within seven years from the date of grant. The 2010 Plan reserves 3.0 million shares of Autodesk common stock. At April 30, 2011, 2.8 million shares were available for future issuance.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the three months ended April 30, 2011 is as follows:

	Number of Shares	Weighted average exercise price per share
	(in millions)
Options outstanding at January 31, 2011	30.4	$28.93
Granted	4.6	41.94
Exercised	(3.4)	26.06
Cancelled	(0.3)	29.42

Options outstanding at April 30, 2011	31.3	$31.17

Options exercisable at April 30, 2011	18.9	$30.58

Options available for grant at April 30, 2011	12.6

As of April 30, 2011, total compensation cost of $141.5 million related to non-vested options is expected to be recognized over a weighted average period of 2.3 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three months ended April 30, 2011, and 2010. The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise. The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

	Three Months Ended
	April 30, 2011	April 30, 2010
Pre-tax intrinsic value of options exercised	$59.6	$11.9
Weighted average grant date fair value per share of stock options granted	$14.40	$9.17

The following table summarizes information about options outstanding and exercisable at April 30, 2011:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.61 — $17.37	4.5		$12.73		6.6		$13.43
$17.39 — $29.49	3.2		26.43		6.9		27.61
$29.50 — $38.00	5.9		33.93		7.3		33.36
$38.08 — $45.29	4.6		43.83		9.7		42.86
$47.24 — $49.80	0.7		48.60		0.8		48.61

	18.9	2.7	$30.58	$275.2	31.3	4.4	$31.17	$435.6

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $44.98 per share as of April 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through March 2021.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the three months ended April 30, 2011 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value
	(in thousands)
Unreleased restricted stock at January 31, 2011	1,426.7	$30.43
Awarded	675.0	43.15
Released	(12.7)	25.68
Forfeited	(33.3)	29.63

Unreleased restricted stock at April 30, 2011	2,055.7	$34.65

During the three months ended April 30, 2011, Autodesk granted approximately 675,000 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $5.3 million and $1.7 million during three months ended April 30, 2011 and 2010, respectively. As of April 30, 2011, total compensation cost not yet recognized of $41.0 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.6 years. At April 30, 2011, the number of restricted stock units granted but unreleased was 2.0 million.

During the three months ended April 30, 2011, Autodesk did not grant restricted stock awards under the 2010 Plan. Restricted stock awards granted under the 2010 Plan vest on the date of the next annual meeting. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock awards is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.1 million during each of the three months ended April 30, 2011 and 2010, respectively. As of April 30, 2011, total compensation cost not yet recognized of $0.1 million related to non-vested restricted stock awards, is expected to be recognized over a weighted average period of 0.1 years. At April 30, 2011, the number of restricted stock awards granted but unreleased was 23,000.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At April 30, 2011, a total of 30.7 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.8 million shares and 1.7 million shares under the ESP Plan during the three months ended April 30, 2011 and 2010, respectively, at average prices of $15.28 and $14.65 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the three months ended April 30, 2011, and 2010, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $8.12 and $6.90 per share, respectively.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2011 and 2010, respectively, as follows:

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010
Cost of license and other revenue	$0.9	$0.8
Marketing and sales	11.8	10.6
Research and development	8.9	8.3
General and administrative	4.3	4.6

Stock-based compensation expense related to stock awards and ESP Plan purchases	25.9	24.3
Tax benefit	(7.6)	(6.8)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$18.3	$17.5

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Three Months Ended April 30, 2011		Three Months Ended April 30, 2010
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	40 - 43%	34 - 37%	40 - 43%	33% - 45%
Range of expected lives (in years)	2.6 - 4.4	0.5 -2.0	2.7 - 3.7	0.50 -2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	0.9 - 1.9%	0.2 - 0.8%	1.3 - 1.9%	0.2 - 1.1%
Expected forfeitures	10.5%	10.5%	13.5%	13.5%

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

Autodesk does not currently pay, and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model.

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

Autodesk’s effective tax rate was 18% and 22% during the three months ended April 30, 2011 and 2010, respectively. Autodesk’s effective tax rate decreased 4 percentage points during the three months ended April 30, 2011 as compared to the same period in the prior fiscal year primarily due to a decrease in non-deductible stock-based compensation expense and an increase in tax benefits in fiscal 2012 from foreign earnings taxed at lower rates compared to fiscal 2011. Excluding the impact of discrete tax benefits of $4.1 million associated with stock based compensation, the effective tax rate for the three months ended April 30, 2011 was 23% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and U.S. research and development credits partially offset by the impact of non-deductible stock-based compensation expense.

As of April 30, 2011, the Company had $192.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $178.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At April 30, 2011, Autodesk had net deferred tax assets of $141.8 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

8.	Business Combinations

During the quarter ended April 30, 2011, Autodesk completed the business combinations described below. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition date. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

Scaleform

On March 1, 2011, Autodesk acquired Scaleform Corporation (“Scaleform”) for total consideration of $36.2 million. Scaleform was a privately held middleware and user interface tools company, whose technology has been licensed in the development of games across all major hardware platforms. Scaleform has been integrated into Autodesk’s M&E segment.

Under the acquisition method of accounting, Autodesk allocated the fair value of the total consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration over the aggregate fair values as goodwill.

The allocation of purchase consideration to assets and liabilities is not yet finalized. The allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill. The fair values of the assets acquired and liabilities assumed by major class in the acquisition were recognized as follows:

Developed technologies (5 year useful life)	$5.9
Customer relationships (5 year useful life)	4.4
Trade name (5 year useful life)	1.4
Patent (10 year useful life)	3.6
In-process research and development	0.6
Goodwill	22.6
Deferred tax liability	(2.5)
Net tangible assets	0.2

$36.2

The $22.6 million of goodwill, which represents the excess of the consideration over the fair value of the acquired net tangible and intangible assets, is not deductible for income tax purposes.

Blue Ridge Numerics

On March 10, 2011, Autodesk acquired Blue Ridge Numerics, Inc (“Blue Ridge”) for total consideration of $41.2 million. Blue Ridge was a privately held company that designed and sold software that enables mechanical engineers to study fluid flow and thermal performance in virtual prototyping. Blue Ridge has been integrated into Autodesk’s MFG segment.

Under the acquisition method of accounting Autodesk allocated the fair value of the total consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration over the aggregate fair values as goodwill.

The allocation of purchase consideration to assets and liabilities is not yet finalized. The allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill. The fair values of the assets acquired and liabilities assumed by major class in the acquisition were recognized as follows:

Developed technologies (3 year useful life)	$6.0
Customer relationships (4 year useful life)	9.2
Trade name (3 year useful life)	1.1
In-process research and development	0.6
Goodwill	22.3
Deferred revenue	(1.2)
Deferred tax liability	(3.6)
Net tangible assets	6.8

$41.2

The $22.3 million of goodwill, which represents the excess of the consideration over the fair value of the acquired net tangible and intangible assets, is not deductible for income tax purposes.

9.	Deferred Compensation

At April 30, 2011, Autodesk had marketable securities totaling $434.3 million, of which $34.5 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $34.5 million at April 30, 2011, of which $3.7 million was classified as current and $30.8 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2011 was $31.3 million. The total related deferred compensation liability at January 31, 2011 was $31.3 million, of which $3.4 million was classified as current and $27.9 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

10.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2011	January 31, 2011
Computer software, at cost	$129.6	$129.4
Computer hardware, at cost	135.6	123.7
Leasehold improvements, land and buildings, at cost	133.9	121.3
Furniture and equipment, at cost	44.6	43.6

	443.7	418.0
Less: Accumulated depreciation	(343.9)	(333.5)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$99.8	$84.5

11.	Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names and the related accumulated amortization were as follows:

	April 30, 2011	January 31, 2011
Purchased technologies, at cost (1)	$326.8	$313.1
Customer relationships and trade names, at cost (2)	200.6	179.1

	527.4	492.2
Less: Accumulated amortization	(388.9)	(373.4)

Other intangible assets, net	$138.5	$118.8

(1)

Purchased technologies include $1.2 million and zero of in-process research and development technology as of April 30, 2011 and January 31, 2011, respectively. In-process research and development is an indefinite lived asset that is held and tested at least annually for impairment until such time that it becomes fully developed technology. Once completed, the technology is amortized to expense over an applicable useful life.

(2)	Customer relationships and trade names are included in “Other assets” in the Condensed Consolidated Balance Sheet.

12.	Goodwill

The change in the carrying amount of goodwill during the three months ended April 30, 2011, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2011
Goodwill	$45.3	$224.2	$279.1	$154.7	$703.3
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	45.3	224.2	279.1	5.5	554.1

Addition arising from Scaleform acquisition	—	—	—	22.6	22.6
Addition arising from Blue Ridge Numerics acquisition	—	—	22.3	—	22.3
Addition arising from other acquisitions	3.1	—	—	—	3.1
Effect of foreign currency translation, purchase accounting adjustments and other	0.9	1.9	0.8	—	3.6

Balance as of April 30, 2011
Goodwill	49.3	226.1	302.2	177.3	754.9
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	$49.3	$226.1	$302.2	$28.1	$605.7

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. A hypothetical 10% decrease in the fair value of any of Autodesk’s four reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of April 30, 2011 for the respective reporting units.

13.	Borrowing Arrangements

Autodesk’s U.S. line of credit facility permits unsecured short-term borrowings of up to $250.0 million and is available for working capital or other business needs. The credit agreement contains customary covenants, which could restrict liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain its financial covenants. At April 30, 2011 and January 31, 2011, Autodesk had no outstanding borrowings on this line of credit. This facility expires in August 2012.

14.	Restructuring Reserve

During fiscal 2011 (“Fiscal 2011 Plan”), fiscal 2010 (“Fiscal 2010 Plan”) and fiscal 2009 (“Fiscal 2009 Plan”), Autodesk initiated restructuring plans in order to further reduce operating costs. These restructuring plans resulted in targeted global staff reductions of approximately 200, 430, and 700 positions for fiscal 2011, 2010 and 2009, respectively. No leased facilities were consolidated as part of the Fiscal 2011 Plan. The Fiscal 2010 Plan and Fiscal 2009 Plan resulted in the consolidation of 32 and 27 leased facilities, respectively.

The following table sets forth the restructuring activities for the three months ended April 30, 2011.

	Balance at January 31, 2011	Additions	Payments	Adjustments(1)	Balance at April 30, 2011
Fiscal 2011 Plan
Employee termination costs	$1.5	$—	$(0.3)	$—	$1.2
Fiscal 2010 Plan
Employee termination costs	—	—	—	—	—
Lease termination and asset costs	1.7	—	(0.2)	—	1.5
Fiscal 2009 Plan
Employee termination costs	—	—	—	—	—
Lease termination and asset costs	2.8	—	(0.4)	—	2.4
Other
Employee termination costs	—	—	—	—	—
Lease termination costs	2.6	—	(0.2)	(0.3)	2.1

Total	$8.6	$—	$(1.1)	$(0.3)	$7.2

Current portion(2)	$4.8				$3.9
Non-current portion(2)	3.8				3.3

Total	$8.6				$7.2

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

15.	Commitments and Contingencies

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

16.	Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used largely to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2011, Autodesk repurchased and retired 1.7 million shares at an average repurchase price of $40.17 per share. Common stock and additional paid-in capital and retained earnings were reduced by $39.5 million and $29.1 million, respectively, during the three months ended April 30, 2011, as a result of the stock repurchases.

At April 30, 2011, 22.7 million shares remained available for repurchase under repurchase plans approved by the Board of Directors. During the three month ended April 30, 2011, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, stock issuance, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

17.	Comprehensive Income

The components of other comprehensive income, net of taxes, were as follows:

	Three Months Ended April 30,
	2011	2010
Net income	$69.3	$36.9
Other comprehensive income
Net gain (loss) on derivative instruments, net of taxes	(7.8)	7.1
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	0.7	(0.3)
Net change in cumulative foreign currency translation gain (loss)	12.5	(4.4)

Total other comprehensive income	5.4	2.4

Total comprehensive income	$74.7	$39.3

Accumulated other comprehensive income (loss), net of taxes, was comprised of the following at April 30, 2011 and January 31, 2011:

	April 30, 2011	January 31, 2011
Net loss on derivative instruments	$(8.6)	$(0.8)
Net unrealized gain on available-for-sale securities	3.1	2.4
Unfunded portion of pension plans	(9.8)	(9.8)
Foreign currency translation adjustments	20.1	7.6

Accumulated other comprehensive income (loss)	$4.8	$(0.6)

18.	Net Income Per Share

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

	Three Months Ended April 30,
	2011	2010
Numerator:
Net income	$69.3	$36.9

Denominator:
Denominator for basic net income per share - weighted average shares	228.2	229.0
Effect of dilutive securities	8.9	5.6

Denominator for dilutive net income per share	237.1	234.6

Basic net income per share	$0.30	$0.16

Diluted net income per share	$0.29	$0.16

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2011 and 2010, 6.7 million and 19.4 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

19.	Segments

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

PSEB includes Autodesk’s design product, AutoCAD. Autodesk’s AutoCAD product is a platform product that underpins the Company’s design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s AutoCAD product also provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s design products, AutoCAD and AutoCAD LT, as well as the Autodesk Design Suite and many other design products.

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Revit family suites, AutoCAD Civil 3D, AutoCAD Architecture and AutoCAD Map 3D products.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that brings together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor family suites, AutoCAD Mechanical and Autodesk Moldflow products.

M&E is comprised of two product groups: Animation, including design visualization, and Creative Finishing. Animation products, such as Autodesk 3ds Max, Autodesk Maya and the Autodesk Entertainment Creation Suite, provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects and games production. Creative Finishing products provide editing, finishing and visual effects design and color grading.

All of Autodesk’s reportable segments distribute their respective products primarily through authorized resellers and distributors and, to a lesser extent, through direct sales to end-users. The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of our 2011 Annual Report on Form 10-K. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 12, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2011	2010
Net revenue:
Platform Solutions and Emerging Business	$210.5	$183.8
Architecture, Engineering and Construction	141.4	136.8
Manufacturing	123.2	107.9
Media and Entertainment	53.2	46.1

	$528.3	$474.6

Gross profit:
Platform Solutions and Emerging Business	$198.6	$173.5
Architecture, Engineering and Construction	128.0	122.8
Manufacturing	113.2	99.8
Media and Entertainment	42.9	35.7
Unallocated (1)	(9.0)	(8.5)

	$473.7	$423.3

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2011	2010
Net revenue:
Americas
U.S.	$143.5	$130.4
Other Americas	37.9	30.8

Total Americas	181.4	161.2

Europe, Middle East and Africa	215.0	198.6

Asia Pacific
Japan	60.7	53.6
Other Asia Pacific	71.2	61.2

Total Asia Pacific	131.9	114.8

Total net revenue	$528.3	$474.6

20.	Subsequent Events

On May 26, 2011, Autodesk entered into a credit agreement that provides for a $400 million unsecured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $100 million. In connection with the execution of the Credit Agreement, Autodesk and Citibank terminated the $250 million U.S. line of credit facility described in Note 13, “Borrowing Arrangements.” The new credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The new facility expires in May 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, the statements in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product and geography) and operating expenses, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging activities on our financial results, the impact of natural disasters on our operations and financial results, our ability to successfully expand adoption of our products, and our ability to successfully increase sales of product suites as part of our overall sales strategy. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk’s vision is to help people imagine, design and create a better world. We do this by developing software for the world’s designers, architects, engineers, and digital artists—the people who create products, buildings, infrastructure, films, and games. Autodesk serves customers in three primary markets: architecture, engineering and construction; manufacturing; and digital media and entertainment.

Our goal is to provide our customers with the world’s most valuable, innovative, and engaging software and services. Our product and services portfolio allows our customers to digitally visualize, simulate, and analyze their projects, helping them to better understand the consequences of their design decisions; save time, money, and resources; and become more innovative.

Today, complex challenges such as globalization, urbanization and sustainable design are driving our customers to new levels of performance and competitiveness, and we are committed to helping them address those challenges and take advantage of new opportunities. To achieve these goals, we are capitalizing on two of our strongest competitive advantages: our ability to bring advanced technology to mainstream markets, and the breadth and depth of our product portfolio.

By innovating in existing technology categories, we bring powerful new design capabilities to volume markets. Our products are designed to be easy-to-learn and use, and to provide customers with a low cost of deployment, a low total cost of ownership, and a rapid return on investment. In addition, our software architecture allows for extensibility and integration with other products. The breadth of our technology and product line gives us a unique competitive advantage because it allows our customers to address a wide variety of problems in ways that transcend industry and disciplinary boundaries. This is particularly important in helping our customers address the complex challenges mentioned above. We also believe that our technological leadership and global brand recognition have positioned us well for long-term growth and industry leadership.

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, faculty and students is a key competitive advantage. This network of relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with Autodesk products and extend them for a variety of specialized applications. Users with expertise in our products are broadly and globally available from educational institutions and in the existing workforce. We offer extensive educational programs, including student versions of software, curricula and faculty development. We have an extensive global community of students who are experienced with our software and poised to become the next generation of professional users—thus reducing the cost of training and providing new talent for our customers. Our global network of distributors, resellers, third party developers, customers, educational institutions and students has been developed over our twenty-eight year history. We believe it is an enduring competitive advantage that is difficult for others to replicate.

Our growth strategy includes continually increasing the business value of our design tools to our customers in a number of ways. First, we seek to address an increasing portion of our customers’ workflow with products that extend the value of our customers’ digital design information into visualization, analysis and simulation. Second, we extend our customers’ workflow with products for adjacent users and for the “customers of our customers,” thus increasing the value of the design information our customers produce. Third, we seek to improve our product interoperability and usability, thus improving our customers’ productivity and effectiveness. Fourth, we develop new ways to deliver capability and value to our customers, such as product suites, software-as-a-service, and delivery of our solutions on mobile devices and new hardware platforms. Notably, in April 2011, we released English language versions of our Autodesk Design Suite, Autodesk Factory Design Suite, Autodesk Product Design Suite, Autodesk Building Design Suite and Autodesk Entertainment Creation Suite, as well as a Japanese language version of our Autodesk Entertainment Creation Suite. Finally, we have developed a new line of consumer products for the Web, iPad, and mobile devices that provide our advanced visualization technologies to consumers—a whole new category of Autodesk customer.

We believe that expanding our design product customers’ portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. For the three months ended April 30, 2011, revenue from suites increased 17%, as compared to the same period in the prior fiscal year, and as a percentage of revenue increased to 23% in the three months ended April 30, 2011 as compared to 22% in the three months ended April 30, 2010. We believe that the adoption of design products and suites by our customers in all industries will increase their productivity and the value of their design data.

Expanding our geographic coverage is another key element of our growth strategy. While emerging markets are important for many global businesses, we believe they hold special opportunity for Autodesk. Much of the growth in the world’s construction and manufacturing is happening in emerging markets. Further, emerging markets face many of the challenges that our design technology can help address, for example infrastructure build-out. We believe that emerging economies continue to present long-term growth opportunities for us and revenue from emerging countries increased 13% during the three months ended April 30, 2011 as compared to the same period of the prior fiscal year. Revenue from emerging countries represented 15% of net revenue during the three months ended April 30, 2011 and 14% during the three months ended April 30, 2010.

While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will acquire products, technology and businesses as compelling opportunities that promote our strategy become available. We anticipate that the pace at which we make such investments will increase in comparison to fiscal 2011 but remain informed by and dependent on our business needs, the availability of suitable sellers and technology and our own financial condition.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2011 (the “2011 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Updates on the relevant periodic financial disclosures related to these policies are provided below.

Goodwill. As of April 30, 2011, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 12, “Goodwill,” in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes. We currently have $141.8 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made.

Overview of the Three Months Ended April 30, 2011

(in millions)	Three Months Ended April 30, 2011	As a % of Net Revenue	Three Months Ended April 30, 2010	As a % of Net Revenue
Net Revenue	$528.3	100%	$474.6	100%
Cost of revenue	54.6	10%	51.3	11%

Gross Profit	473.7	90%	423.3	89%
Operating expenses	395.1	75%	372.5	78%

Income from Operations	$78.6	15%	$50.8	11%

Our business grew year over year as evidenced by our increases in revenue, gross profit and income from operations. Contributing to the year over year increases in revenue were increases in revenue from new seat licenses, maintenance revenue, revenue for most of our major products, all of our reportable segments, and all of our geographic areas during three months ended April 30, 2011 as compared to the same period in the prior fiscal year. The reasons for these increases are discussed below under the heading “Results of Operations.” In addition, we continued to control our operating costs, which led to year over year improvements in profitability. The 55% increase in income from operations in the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, was due to the increase in our net revenue, while holding the growth of operating expenses. The majority of our costs are relatively fixed in the short term as they relate primarily to our workforce.

Our total operating margin increased from $50.8 million, or 11% of revenue during the three months ended April 30, 2010 to $78.6 million, or 15% of revenue during the three months ended April 30, 2011. The increase in our operating margin was primarily because net revenue increased at a faster rate than the increase in our costs due to proportionally less spending per revenue dollar earned. Net revenue increased $53.7 million or 11% for the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, while our operating expenses increased $22.6 million, or 6% for the three months ended April 30, 2011. The 6% increase in operating expenses in the three months ended April 30, 2011, as compared to the three months ended April 30, 2010 was due to an increase in salaries and benefits due to increased headcount and the return of employee costs which were temporarily suppressed in the prior year such as salary reductions, employee incentives and mandatory vacation, and other costs associated with higher revenue. These increases were partially offset by the decrease in restructuring charges of $7.1 million.

We generate a majority of our revenue in the U.S., Japan, Germany, the United Kingdom and France. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from foreign exchange rate changes during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2010 been in effect during the three months ended April 30, 2011 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2011, (“on a constant currency basis”), net revenue would have increased 11% compared to the same period in the prior fiscal year. During the three months ended April 30, 2011, total spend, defined as cost of revenue plus operating expenses, increased 6% compared to the same period in the prior fiscal year as reported and increased 4% on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 17% of our consolidated net revenue during both the three months ended April 30, 2011 and 2010, respectively. We believe our business is not substantially dependent on Tech

Data. Our actual customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Our primary goals for the remainder of fiscal 2012 are to grow revenue and improve operating margin percentage by delivering our market-leading products and solutions to our customers and investing in product functionality and new product lines, including suites offerings. However, there can be no assurance that we will achieve our financial goals and improve our financial results.

At the beginning of fiscal 2012, we introduced new classifications of our product categories: flagship, suites and new and adjacent products (see the glossary of terms at the end of this Item 2 for a description of these product classifications). These new categories replace our old product categories: 2D horizontal, 2D vertical and 3D model-based solutions. Revenue from flagship products was 61% of total revenue during the three months ended April 30, 2011, and increased 10%, as compared to the same period in the prior fiscal year. Revenue from suites was 23% of total revenue during the three months ended April 30, 2011, and increased 17% as compared to the same period in the prior fiscal year. During the three months ended April 2011, we released our new design and creation suites that include English language versions of our Autodesk Design Suite, Autodesk Factory Design Suite, Autodesk Product Design Suite, Autodesk Building Design Suite and Autodesk Entertainment Creation Suite, as well as a Japanese language version of our Autodesk Entertainment Creation Suite. Suites revenue and growth rate are comprised primarily of revenue from our pre-existing suite families, such as Inventor and Revit suites. Revenue from new and adjacent products was 15% of total revenue during the three months ended April 30, 2011 and increased 9% as compared to the same period in the prior fiscal year.

At April 30, 2011, we had $1,525.7 million in cash and marketable securities. We completed the quarter ended April 30, 2011 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the quarter ended January 31, 2011. Our deferred revenue balance at April 30, 2011 included $543.0 million related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. We repurchased 1.7 million shares of our common stock for $68.6 million during the three months ended April 30, 2011. Comparatively, we repurchased 2.0 million shares of our common stock for $58.8 million during the three months ended April 30, 2010.

Results of Operations

Net Revenue

	Three Months Ended April 30, 2011	Increase compared to prior fiscal year		Three Months Ended April 30, 2010
(in millions)		$	%
Net Revenue:
License and other	$323.0	$43.2	15%	$279.8
Maintenance	205.3	10.5	5%	194.8

	$528.3	$53.7	11%	$474.6

Net Revenue by Geographic Area:
Americas	$181.4	$20.2	13%	$161.2
Europe, Middle East and Africa	215.0	16.4	8%	198.6
Asia Pacific	131.9	17.1	15%	114.8

	$528.3	$53.7	11%	$474.6

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$210.5	$26.7	15%	$183.8
Architecture, Engineering and Construction	141.4	4.6	3%	136.8
Manufacturing	123.2	15.3	14%	107.9
Media and Entertainment	53.2	7.1	15%	46.1

	$528.3	$53.7	11%	$474.6

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses, upgrades and crossgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services and collaborative project management services.

Total license and other revenue increased 15% during the three months ended April 30, 2011, as compared to the three months ended April 30, 2010. License and other revenue from flagship products increased 15%, license and other revenue from suites products increased 23%, and license and other revenue from new and adjacent products increased 9%, each as compared to the three months in the prior fiscal year. These increases were primarily due to the 23% increase in commercial new seat revenue during the three months as compared to the same period in the prior fiscal year. During the three months ended April 30, 2011, 16 percentage points of the 23% increase was due to the increase in the number of seats sold, and 7 percentage points was due to higher average net revenue per seat. Commercial new seat revenue, as a percentage of license and other revenue, was 67% and 63% for three months ended April 30, 2011 and 2010, respectively.

Also contributing to the increase in license and other revenue during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, was the 4% increase in upgrade revenue, which includes crossgrade revenue. Upgrade revenue was higher during the three months ended April 30, 2011 primarily due to an ACAD LT upgrade promotion during the three months ended April 30, 2011 as compared to the three months ended April 30, 2010.

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

Maintenance revenue increased 5% during the three months ended April 30 2011, as compared to the three months ended April 30, 2010, primarily due to a 5% increase in commercial maintenance revenue. Total subscription program enrollment at April 30, 2011 and January 31, 2011 consisted of about 3.0 million users and 2.9 million users, respectively.

The 5% increase in commercial maintenance revenue was due to an 8 percentage point increase from commercial enrollment during the corresponding maintenance contract term offset by a 3 percentage point decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both the three months ended April 30, 2011 and 2010.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. Net maintenance billings increased 7% during the three months ended April 30, 2011 as compared to the three months ended April 30, 2010. This increase was due to an increase in renewals, more new seats sold and the impact from the upgrade promotion mentioned above in “License and Other Revenue.”

Aggregate backlog at April 30, 2011 and January 31, 2011, was $647.4 million and $615.4 million, respectively, of which $622.4 million and $587.9 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $2.5 million during the three months ended April 30, 2011 from $27.5 million at January 31, 2011 to $25.0 million at April 30, 2011. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 13% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year. This increase was primarily due to a 26% increase in revenue from new seats in the Americas during the three months ended April 30, 2011 as compared to the three months ended April 30, 2010. Maintenance revenue increased 8% during the three months ended April 30, 2011 as compared to the same period in the prior fiscal year.

Net revenue in the EMEA geography increased by 8%, or 10% on a constant currency basis, during the three months ended April 30, 2011 as compared to the same period in the prior period. The increase was primarily due to a 24% increase in new seat revenue partially offset by a 26% decrease in revenue from crossgrades. The increase in our revenue in that geography was led by the United Kingdom, Denmark and Belgium.

Net revenue in the APAC geography increased by 15%, or 11% on a constant currency basis, during the three months ended April 30, 2011, as compared to the same period in the prior year, primarily due to a 14% increase in new seat revenue and a 19% increase in maintenance revenue. Net revenue expansion in the APAC geography during the three months ended April 30, 2011 was led by Japan and followed by South Korea and Australia.

Net revenue in emerging economies increased 13% during the three months ended April 30, 2011 as compared to the same period in the prior fiscal year, primarily due to revenue from the Russian Federation, Brazil and India. This growth was a significant factor in our international sales growth during the three months ended April 30, 2011. Revenue from emerging economies represented 15% and 14% of net revenue for the three month ended April 30, 2011 and 2010, respectively.

International net revenue represented 73% of our net revenue for both the three months ended April 30, 2011 and 2010. We believe that international revenue will continue to comprise a majority of our total net revenue. The economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Net revenue from Japan was $60.7 million, or approximately 11% of our net revenue, for the three months ended April 30, 2011. Although we believe the impact of the earthquakes and tsunami that struck Japan in March 2011 on our future financial results will be immaterial, the events have created an element of uncertainty on our future financial results. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

Net revenue for PSEB, which includes our Autodesk Design Suite, increased 15% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to a 25% increase in revenue from our AutoCAD LT products.

Net revenue for AEC increased 3% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to a 19% increase in revenue from our Revit family of products, which includes our Autodesk Building Design Suite, and a 19% increase in revenue from our Navisworks products, offset by a 16% decrease in revenue from our ACAD Architecture products.

Net revenue for MFG increased 14% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to an 8% increase in revenue from our Autodesk Inventor family products, which includes our Autodesk Product Design Suite, and a 15% increase in our AutoCAD Mechanical products.

Net revenue for M&E increased 15% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to a 19% increase in revenue from our Animation product group, which includes our Autodesk Entertainment Creation Suite, and a 7% increase in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 34% increase in revenue from Autodesk Maya.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended April 30, 2011	Increase compared to prior fiscal year		Three Months Ended April 30, 2010
(in millions)		$	%
Cost of revenue:
License and other	$42.6	$1.4	3%	$41.2
Maintenance	12.0	1.9	19%	10.1

	$54.6	$3.3	6%	$51.3

As a percentage of net revenue	10%			11%

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

Cost of license and other revenue increased 3% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to increased royalty costs.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue increased 19% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, due to an increased annual fulfillment costs related to supplying USB flash drives of our suites product along with a slight increase in maintenance support headcount.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense. We expect cost of revenue to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011.

Marketing and Sales

	Three Months Ended April 30, 2011	Increase compared to prior fiscal year		Three Months Ended April 30, 2010
(in millions)		$	%
Marketing and sales	$201.9	$15.4	8%	$186.5
As a percentage of net revenue	38%			39%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, and the expense of travel, entertainment and training for such personnel, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment. Marketing and sales expenses increased 8% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to higher employee-related costs related to salaries and fringe benefits primarily associated with increased head count and an increase in advertising expenses. We expect marketing and sales expense to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011.

Research and Development

	Three Months Ended April 30, 2011	Increase compared to prior fiscal year		Three Months Ended April 30, 2010
(in millions)		$	%
Research and development	$136.6	$9.4	7%	$127.2
As a percentage of net revenue	26%			27%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors. Research and development expenses increased 7% during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to an increase in salaries, benefits and bonuses. We expect research and development expense to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011.

General and Administrative

	Three Months Ended April 30, 2011	Increase compared to prior fiscal year		Three Months Ended April 30, 2010
(in millions)		$	%
General and administrative	$56.6	$4.9	9%	$51.7
As a percentage of net revenue	11%			11%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, and the expense of travel, entertainment and training for such personnel as well as professional fees for legal and accounting services, amortization of acquisition related customer relationships and trade names, expense of communication and the cost of supplies and equipment. General and administrative expenses increased 9% from the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to an increase in bonuses and benefits. We expect general and administrative expense to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011.

Restructuring Charges

	Three Months Ended April 30, 2011	Decrease compared to prior fiscal year		Three Months Ended April 30, 2010
(in millions)		$	%
Restructuring	$—	$(7.1)	-100%	$7.1
As a percentage of net revenue	0%			1%

In connection with our restructuring plans, during the three months ended April 30, 2011, we did not record restructuring charges. During the three months April 30, 2010, we reduced the number of employees by approximately 120 positions globally and recorded restructuring charges of $7.1 million, which related to one-time employee termination benefits. See Note 14, “Restructuring Reserve,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2011	2010
Interest and investment income, net	$3.1	$3.5
Gain (loss) on foreign currency	0.7	(7.2)
Other income	2.1	0.3

Interest and other income (expense), net	$5.9	$(3.4)

Interest and other income (expense), net, increased $9.3 million during the three months ended April 30, 2011, as compared to the same period in the prior fiscal year, primarily due to gains and losses on foreign currency. The gain on foreign currency in the three months ended April 30, 2011 is primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity, in addition to the gain on foreign currency derivatives not designated as hedging instruments.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 18% and 22% during the three months ended April 30, 2011 and 2010, respectively. Our effective tax rate decreased 4 percentage points from April 30, 2011 and 2010 primarily due to a decrease in non-deductible stock-based compensation expense and an increase in tax benefits in fiscal 2012 from foreign earnings taxed at lower rates in fiscal 2012 compared to fiscal 2011. Excluding the impact of discrete tax benefits of $4.1 million associated with stock-based compensation, the effective tax rate for the three months ended April 30, 2011 was 23% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and U.S. research and development credits partially offset by the impact of non-deductible stock-based compensation expense.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax laws including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings. In addition, a significant amount of our earnings is generated outside of the U.S., and repatriation of certain foreign earnings on which U.S. taxes have not previously been provided could also have a material impact on our future effective tax rate.

At April 30, 2011, we had net deferred tax assets of $141.8 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2011, and 2010, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended
	April 30, 2011	April 30, 2010
	(Unaudited)
Gross profit	$473.7	$423.3
Non-GAAP gross profit	$482.7	$431.8
Gross margin	90%	89%
Non-GAAP gross margin	91%	91%
Income from operations	$78.6	$50.8
Non-GAAP income from operations	$119.1	$96.1
Operating margin	15%	11%
Non-GAAP operating margin	23%	20%
Net income	$69.3	$36.9
Non-GAAP net income	$93.7	$67.7
Diluted earnings per share	$0.29	$0.16
Non-GAAP diluted earnings per share	$0.40	$0.29

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended April 30,
	2011	2010
	(Unaudited)
Gross profit	$473.7	$423.3
Stock-based compensation expense	0.9	0.8
Amortization of purchased intangibles (1)	8.1	7.7

Non-GAAP gross profit	$482.7	$431.8

Gross margin	90%	89%
Stock-based compensation expense	0%	0%
Amortization of purchased intangibles	1%	2%

Non-GAAP gross margin	91%	91%

Income from operations	$78.6	$50.8
Stock-based compensation expense	25.9	24.3
Amortization of purchased intangibles (1)	14.6	13.9
Restructuring charges	—	7.1

Non-GAAP income from operations	$119.1	$96.1

Operating margin	15%	11%
Stock-based compensation expense	5%	5%
Amortization of purchased intangibles (1)	3%	3%
Restructuring charges	0%	1%

Non-GAAP operating margin	23%	20%

Net income	$69.3	$36.9
Stock-based compensation expense	25.9	24.3
Amortization of purchased intangibles (1)	14.6	13.9
Restructuring charges	—	7.1
Discrete tax provision items	(4.1)	(1.8)
Income tax effect of non-GAAP adjustments	(12.0)	(12.7)

Non-GAAP net income	$93.7	$67.7

Diluted net income per share	$0.29	$0.16
Stock-based compensation expense	0.11	0.10
Amortization of purchased intangibles (1)	0.06	0.06
Restructuring charges	—	0.03
Discrete tax provision items	(0.02)	(0.01)
Income tax effect of non-GAAP adjustments	(0.04)	(0.05)

Non-GAAP diluted net income per share	$0.40	$0.29

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships and trade names for acquisitions subsequent to December 2005.

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

Amortization of purchased intangibles. We incur amortization of acquisition-related purchased intangible assets primarily in connection with acquisitions of certain businesses and technologies. The amortization of purchased intangibles varies depending on the level of acquisition activity and management finds it useful to exclude these variable charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

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

Discrete tax items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the realizability of deferred tax assets or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations.

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

At April 30, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,525.7 million and net accounts receivable of $271.0 million. In addition, at April 30, 2011 we had a U.S. line of credit facility that permitted unsecured short-term borrowings of up to $250.0 million. During the three months ended April 30, 2011 and 2010, we had no borrowings or repayments on our line of credit facility. In May 2011, we entered into a new credit agreement that provides for a $400 million unsecured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $100 million. In connection with the execution of the new credit agreement, Autodesk and Citibank terminated the $250 million U.S. line of credit facility described above. This new credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. This new credit facility is available for working capital and general corporate purposes. This new line of credit expires in May 2016.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of the $400.0 million line of credit that we entered into in May 2011.

The increase in our cash, cash equivalents and marketable securities from $1,466.9 million at January 31, 2011 to $1,525.7 million at April 30, 2011 is principally the result of cash generated from operations and the proceeds from the issuance of common stock following stock option exercises. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for business combinations, repurchases of our common stock, capital expenditures and other investing activities. Cash generated from operations was positively impacted by higher net revenue.

The primary source for net cash provided by operating activities of $128.4 million for the three months ended April 30, 2011 was net income of $69.3 million increased by the effect of non-cash expenses totaling $50.4 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $8.7 million. The primary source of working capital was a decrease in accounts receivable, an increase in deferred revenue and increase in accounts payable. Our days sales outstanding in trades receivables was 47 at April 30, 2011 compared to 55 days at January 31, 2011. The days sales outstanding decrease relates primarily to seasonality in our maintenance contract renewals; maintenance billings are generally higher in the fourth quarter than in the subsequent year’s first quarter. The primary working capital uses of cash were for payment of the reduction of the accrued expenses primarily related to our fiscal 2011 employee bonus accrual and fourth quarter fiscal 2011 commissions, and the purchase of shares under the Employee Stock Purchase Plan (“ESP Plan”).

At April 30, 2011, our short-term investment portfolio had an estimated fair value of $258.4 million and a cost basis of $254.6 million. The portfolio fair value consisted of $108.5 million invested in commercial paper and corporate securities, $53.1 million invested in U.S. government agency securities, $34.5 million invested in mutual funds, $24.2 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $26.4 million invested in U.S treasury securities, $5.0 million invested in sovereign debt, $6.4 million invested in municipal securities and $0.3 million invested in other short-term securities.

At April 30, 2011, $34.5 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 9, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures, including the purchase and implementation of internal-use software applications; and funding restructuring costs.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. We believe that such dispersion meets our business and liquidity needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our existing cash, cash equivalents and investment balances may decline in fiscal 2012 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing credit facility at June 3, 2011 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $452.4 million and $401.6 million at April 30, 2011 and January 31, 2011, respectively.

Issuer Purchases of Equity Securities

Our Board of Directors approved a stock repurchase program authorizing the cumulative repurchase of up to 184.0 million shares. The purpose of the stock repurchase program is largely to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. There were 1.7 million repurchases of our common stock during the three months ended April 30, 2011. At April 30, 2011, 22.7 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 16, “Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2011:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	—	$—	—	24,454.1
March 1 - March 31	1,711.6	40.17	1,711.6	22,742.5
April 1 - April 30	—	—	—	22,742.5

Total	1,711.6	$40.17	1,711.6

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)

These amounts correspond to the plans approved by the Board of Directors in December 2007 and December 2010 that each authorized the repurchase of 20.0 million shares. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended April 30, 2011.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Glossary of terms

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

Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: Autodesk 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture and AutoCAD Mechanical), Civil 3D, Maya, Plant 3D and Revit products (standalone).

Suites—Autodesk suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Our new design and creation suites include: Autodesk Design Suite, Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Factory Design Suite, Autodesk Plant Design Suite and Autodesk Product Design Suite. Our previously established suites include: Autodesk Inventor family suites, Autodesk Revit family suites and educational/academic suites.

New and Adjacent—Autodesk new and adjacent products include Autodesk’s new product offerings as well as products that are not included in flagship or suites. New and adjacent includes the following services and products: Autodesk Alias Design products, Autodesk Consulting, Autodesk Buzzsaw, Autodesk Constructware, Autodesk consumer products, Autodesk Creative Finishing products, Autodesk Moldflow products, Autodesk Navisworks, Autodesk Simulation, Autodesk Vault products and all other products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2011 and January 31, 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $452.4 million and $401.6 million at April 30, 2011 and January 31, 2011, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2011 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2011 and January 31, 2011 would increase the fair value of our foreign currency contracts by $28.2 million and $31.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2011 and January 31, 2011 would decrease the fair value of our foreign currency contracts by $36.2 million and $26.6 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At April 30, 2011, we had $1,525.7 million of cash equivalents and marketable securities. With an average cash equivalent investment balance for the quarter of approximately $1.1 billion, if interest rates were to change by 10%, this would result in a $0.2 million change in annual interest income. Further, at April 30, 2011, we had approximately $210 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $0.8 million and $1.6 million respectively, over a twelve month period. At January 31, 2011, we had $1,466.9 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $810.0 million, if interest rates were to change by 10%, this would result in a $0.2 million change in annual interest income. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels and extreme volatility in many financial instrument markets. Although some of these conditions appear to be abating and a global recovery seems to be underway, it is not yet clear whether a full and sustainable recovery is occurring on a worldwide basis.

Any deceleration or reversal of the economic recovery taking place may cause our customers to defer, reduce or cancel purchases. Over the past several years, many of our customers have experienced tighter credit, negative financial news and weaker financial performance of their businesses and have reduced their workforces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us.

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

Our quarterly financial results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions, including the impact of sales in particular geographies, including emerging economies,

•	the ability of governments around the world to finance infrastructure projects,

•	lower growth or contraction of our upgrade, crossgrade or maintenance programs,

•	fluctuations in foreign currency exchange rates and the success of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites (“suites”),

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

•	perceived or actual technical or other problems with a product or combination of products,

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	pricing pressure or changes in product pricing or product mix,

•	platform changes,

•	timing of product releases and retirements,

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

•

failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•

changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”),

•	changes in sales compensation practices,

•	dependence and the timing of large transactions,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements, and

•	natural disasters such as the earthquakes and tsunami in Japan in March 2011.

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

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers’ attach and renewal rates may decline or fluctuate as a result of a number of factors, including overall global economy, the health of their businesses, and the perceived value of the maintenance program. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, our maintenance revenue will decline and our financial results will suffer.

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

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements and practices, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies, increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, adoption of stricter anti-corruption laws in certain countries, including the United Kingdom, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings, tax arrangements with foreign governments, including our ability to meet and review the terms of those tax arrangements, and laws regarding the management of and access to data and public networks, possible future limitations upon foreign owned businesses, increased financial accounting and reporting burdens and complexities, inadequate local infrastructure, greater difficulty in protecting intellectual property, and other factors beyond our control, including popular uprisings, terrorism, war, natural disasters and diseases.

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

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity investments. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the diversion of management’s time and attention.

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

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products including suites, if these products are not successful, our net revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a small number of our products, including AutoCAD software, products based on AutoCAD, which includes our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2011, combined revenue from our AutoCAD and AutoCAD LT products represented 37% of our consolidated net revenue.

Our strategy to develop and introduce new product and service offerings, including new product features, exposes us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. We devote significant resources to the development of new technologies, such as our design and entertainment products and our digital prototyping and collaboration products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites. We are making such investments through further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our suites offerings. Should sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products decrease without a corresponding increase in suites product revenue or without purchases of customer seats to our suites, our results of operations will be adversely affected. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

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

As part of our effort to accommodate our customers’ needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as our expanding portfolio of suites and our offering of software as a service. We may take such actions without clear indications that they will prove successful. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers’ needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

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

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our products by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2011, approximately 86% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 17% of our consolidated net revenue for both the three months ended April 30, 2011 and 2010, respectively.

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

While we have determined that our internal control over financial reporting was effective as of January 31, 2011, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our condensed consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee related liabilities including commissions, bonuses, and sabbaticals; and in determining the accruals for uncertain tax positions, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the condensed consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our condensed consolidated financial position, results of operations and cash flows. In addition, as we evolve and change our business and sales models, we are currently unable to take into account how these potential changes may impact our new models, particularly in the area of revenue recognition.

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

We rely on hosted computer services from third parties for services that we provide our customers and computer operations for our internal use. As we gather customer data and host certain customer data in third-party facilities, a security breach could compromise the integrity or availability of customer data. In addition, our operations could be negatively affected in the event of a security breach, and we could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to this data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. We rely on a number of third party suppliers in the operation of our business for the provision of various services and materials that we use in the operation of our business and production of our products. Although we seek to diversify our third party suppliers, we may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions and our financial performance could be negatively impacted.

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, thereby negatively impacting our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended April 30, 2011.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Autodesk, Inc. (as of March 24, 2011) (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 29, 2011)

10.1 *	Participants, target awards and payout formulas for fiscal year 2012 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 29, 2011)

10.2	Credit Agreement, dated as of May 26, 2011, by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 27, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 3, 2011

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)