Form 10-Q
period 2011-07-31
AUTODESK INC
filed 2011-09-01
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

As of August 26, 2011, registrant had outstanding approximately 228,824,634 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net revenue:
License and other	$333.0	$280.7	$656.0	$560.5
Maintenance	213.3	192.1	418.6	386.9

Total net revenue	546.3	472.8	1,074.6	947.4

Cost of revenue:
Cost of license and other revenue	45.7	40.5	88.3	81.7
Cost of maintenance revenue	11.7	7.9	23.7	18.0

Total cost of revenue	57.4	48.4	112.0	99.7

Gross profit	488.9	424.4	962.6	847.7
Operating expenses:
Marketing and sales	201.0	177.5	402.9	364.0
Research and development	139.2	119.3	275.8	246.5
General and administrative	55.0	45.9	111.6	97.6
Restructuring	(1.3)	1.9	(1.3)	9.0

Total operating expenses	393.9	344.6	789.0	717.1

Income from operations	95.0	79.8	173.6	130.6
Interest and other income (expense), net	(0.8)	0.1	5.1	(3.3)

Income before income taxes	94.2	79.9	178.7	127.3
Provision for income taxes	(23.0)	(20.0)	(38.2)	(30.5)

Net income	$71.2	$59.9	$140.5	$96.8

Basic net income per share	$0.31	$0.26	$0.61	$0.42

Diluted net income per share	$0.30	$0.25	$0.59	$0.41

Shares used in computing basic net income per share	229.4	228.0	228.8	228.5

Shares used in computing diluted net income per share	236.6	233.8	236.9	234.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	July 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,131.5	$1,075.1
Marketable securities	241.8	199.2
Accounts receivable, net	297.0	318.4
Deferred income taxes	35.3	56.8
Prepaid expenses and other current assets	73.2	64.8

Total current assets	1,778.8	1,714.3
Marketable securities	179.2	192.6
Computer equipment, software, furniture and leasehold improvements, net	105.2	84.5
Purchased technologies, net	69.4	57.2
Goodwill	607.4	554.1
Deferred income taxes, net	118.8	90.7
Other assets	114.9	94.2

	$2,973.7	$2,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89.8	$76.8
Accrued compensation	121.5	193.1
Accrued income taxes	15.3	28.6
Deferred revenue	525.3	496.2
Other accrued liabilities	75.2	75.1

Total current liabilities	827.1	869.8
Deferred revenue	117.1	91.7
Long term income taxes payable	157.4	139.1
Other liabilities	83.0	77.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,356.5	1,267.2
Accumulated other comprehensive income (loss)	14.3	(0.6)
Retained earnings	418.3	342.7

Total stockholders’ equity	1,789.1	1,609.3

	$2,973.7	$2,787.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended July 31,
	2011	2010
Operating activities:
Net income	$140.5	$96.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.2	53.0
Stock-based compensation expense	53.2	45.3
Excess tax benefits from stock-based compensation	(13.5)	—
Restructuring charges, net	(1.3)	9.0
Changes in operating assets and liabilities, net of business combinations	27.5	46.5

Net cash provided by operating activities	260.6	250.6

Investing activities:
Purchases of marketable securities	(307.8)	(318.7)
Sales of marketable securities	61.6	52.8
Maturities of marketable securities	220.7	135.8
Capital expenditures	(53.0)	(11.1)
Business combinations, net of cash acquired	(81.2)	(8.5)
Other investing activities	(15.1)	(0.5)

Net cash used in investing activities	(174.8)	(150.2)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	129.6	40.1
Repurchases of common stock	(169.4)	(129.2)
Excess tax benefits from stock-based compensation	13.5	—

Net cash used in financing activities	(26.3)	(89.1)

Effect of exchange rate changes on cash and cash equivalents	(3.1)	—

Net increase in cash and cash equivalents	56.4	11.3
Cash and cash equivalents at beginning of fiscal year	1,075.1	838.7

Cash and cash equivalents at end of period	$1,131.5	$850.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2011, and for the three and six months ended July 31, 2011, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2012, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2011 Form 10-K”) filed on March 18, 2011.

2.	Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2011, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Six Months Ended July 31, 2011

In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-29 regarding Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations.” This ASU updates accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Autodesk adopted the new disclosures under ASU 2010-29 effective February 1, 2011. The adoption of this ASU did not have a material impact on its consolidated statements of financial position, results of operations or cash flows. The impact of ASU 2010-29 on Autodesk’s future quarterly disclosures will be dependent on the size of the business combinations that it consummates in future periods.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05 regarding ASC Topic 220 “Comprehensive Income.” This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This ASU will be effective for Autodesk’s fiscal year beginning February 1, 2012. Autodesk currently believes that this new accounting pronouncement will impact the presentation of other comprehensive income but will not impact its consolidated financial position, results of operations or cash flow.

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

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Citicorp USA, Inc., an affiliate of Citibank, is one of the lead lenders and agent in the syndicate of Autodesk’s $400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 17% of Autodesk’s total net revenue for both the three and six months ended July 31, 2011, and 15% and 16% of Autodesk’s total net revenue for the three and six months periods ended July 31, 2010, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In addition, Tech Data accounted for 18% and 16% of trade accounts receivable at July 31, 2011 and January 31, 2011, respectively. Autodesk believes its business is not substantially dependent on Tech Data. Autodesk’s customers through Tech Data are the resellers and end users who purchase Autodesk’s software licenses and services. Should any of the agreements between Autodesk and Tech Data be terminated for any reason, Autodesk believes the resellers and end users who currently purchase Autodesk’s products through Tech Data would be able to continue to do so under substantially the same terms from one of the many other distributors of Autodesk without substantial disruption to Autodesk revenue.

4.	Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments are as follows:

	July 31, 2011		January 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$1,131.5	$1,131.5	$1,075.1	$1,075.1
Marketable securities - short-term	239.5	241.8	197.5	199.2
Marketable securities - long-term	177.1	179.2	190.8	192.6
Convertible debt securities	14.5	14.5	—	—
Foreign currency forward and option contracts	5.3	4.3	3.9	3.9

Autodesk classifies its marketable securities and financial instruments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities and financial instruments with remaining maturities of less than 12 months are classified as short-term and marketable securities and financial instruments with remaining maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities and financial instruments prior to their stated maturities for strategic purposes or in anticipation of credit deterioration. The convertible debt securities are issued by privately held companies with both an amortized cost and an estimated fair value of $14.5 million. The convertible debt securities are included in “Other assets” in the Condensed Consolidated Balance Sheets. Foreign currency forward and options contracts are included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.

Autodesk has marketable securities and financial instruments that are classified as either “available-for-sale securities” or “trading securities.” At July 31, 2011 and January 31, 2011, Autodesk’s short-term investment portfolio included $33.8 million and $31.3 million, respectively, of “trading securities” invested in a defined set of mutual funds directed by the participants in the Company’s Deferred Compensation Plan. At July 31, 2011, these securities had net unrealized gains of $2.1 million and a cost basis of $31.7 million. At January 31, 2011, these securities had net unrealized gains of $1.6 million and a cost basis of $29.7 million (see Note 9, “Deferred Compensation”).

Marketable securities and financial instruments classified as “available-for-sale securities” include the following securities at July 31, 2011 and January 31, 2011:

	July 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$115.6	$0.1	$—	$115.7
U.S. treasury securities	26.4	—	—	26.4
Certificates of deposit and time deposits	5.1	—	—	5.1
U.S. government agency securities	53.2	—	—	53.2
Municipal securities	7.2	0.1	—	7.3
Other	0.3	—	—	0.3

	$207.8	$0.2	$—	$208.0

Long-term available-for-sale securities:
Corporate debt securities	$138.5	$1.7	$—	$140.2
U.S. government agency securities	9.6	0.1	—	9.7
Taxable auction-rate securities	4.2	—	—	4.2
Convertible debt securities	14.5	—	—	14.5
Municipal securities	5.8	—	—	5.8
U.S. treasury securities	19.0	0.3	—	19.3

	$191.6	$2.1	$—	$193.7

	January 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$47.6	$0.1	$—	$47.7
U.S. treasury securities	26.0	—	—	26.0
Certificates of deposit and time deposits	29.0	—	—	29.0
U.S. government agency securities	47.2	—	—	47.2
Sovereign debt	9.1	—	—	9.1
Municipal securities	8.6	—	—	8.6
Other	0.3	—	—	0.3

	$167.8	$0.1	$—	$167.9

Long-term available-for-sale securities:
Corporate debt securities	$152.6	$1.5	$(0.1)	$154.0
U.S. government agency securities	12.7	0.2	—	12.9
Taxable auction-rate securities	4.2	—	—	4.2
Municipal securities	4.7	—	—	4.7
U.S. treasury securities	12.7	0.1	—	12.8
Sovereign debt	3.9	0.1	—	4.0

	$190.8	$1.9	$(0.1)	$192.6

The sales or redemptions of “available-for-sale securities” resulted in no gross gains or losses during the three and six month periods ended July 31, 2011 and 2010. The cost of securities sold is based on the specific identification method.

At July 31, 2011 and January 31, 2011, Autodesk owned an auction rate security with an estimated fair value of $4.2 million. Autodesk’s auction rate security is a variable rate debt instrument that has underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every twenty-eight days. The security, which met Autodesk’s investment guidelines at the time the investment was made, has failed to settle in auction since August 2007 and has earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate security, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of this investment in an active market, it is included in non-current “marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue on a quarterly basis to evaluate its accounting for this investment.

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	July 31, 2011
	Cost	Fair Value
Due in 1 year	$207.8	$208.0
Due in 1 year through 5 years	187.4	189.5
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2

Total	$399.4	$401.7

As of July 31, 2011 and January 31, 2011, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

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

The notional amount of these contracts was $367.7 million at July 31, 2011 and $345.5 million at January 31, 2011. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The entire net loss of $0.3 million remaining in “Accumulated other comprehensive income (loss)” as of July 31, 2011 is expected to be recognized into earnings within the next twelve months.

Balance Sheet Hedges

In addition to the cash flow hedges described above, Autodesk uses contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $57.2 million at July 31, 2011 and $56.1 million at January 31, 2011.

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets was as follows as of July 31, 2011 and January 31, 2011:

		Fair Value at
	Balance Sheet Location	July 31, 2011	January 31, 2011
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$6.9	$5.1
Derivatives not designated as hedging instruments		—	—

Total derivative assets		$6.9	$5.1

Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$2.6	$1.2
Derivatives not designated as hedging instruments		—	—

Total derivative liabilities		$2.6	$1.2

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	$7.0	$2.0	$(2.6)	$12.9

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Net revenue	$(3.8)	$6.1	$(7.6)	$9.5
Operating expenses	2.5	—	4.4	0.5

Total	$(1.3)	$6.1	$(3.2)	$10.0

Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest and other income (expense), net	$0.3	$0.3	$—	$0.2

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
Amount and Location of Gain (Loss) Recognized in Income on Derivative	2011	2010	2011	2010
Interest and other income (expense), net	$3.7	$1.1	$2.0	$(0.6)

Note 5. Fair	Value Measurements

On a recurring basis, Autodesk measures the fair value of certain financial assets and liabilities, which consist of cash equivalents, marketable securities and financial instruments. Autodesk uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no transfers between fair value measurement levels during the six months ended July 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of July 31, 2011:

	Fair Value Measurements at July 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$0.1	$407.2	$—	$407.3
Commercial paper	—	306.2	—	306.2
Money market funds	—	168.7	—	168.7
Marketable securities:
Commercial paper and corporate debt securities	255.9	—	—	255.9
U.S. government agency securities	62.9	—	—	62.9
U.S. treasury securities	45.7	—	—	45.7
Certificates of deposit and time deposits	—	5.1	—	5.1
Mutual funds	33.8	—	—	33.8
Municipal securities	13.1	—	—	13.1
Taxable auction-rate securities	—	—	4.2	4.2
Other	0.3	—	—	0.3
Convertible debt securities (2)	—	—	14.5	14.5
Foreign currency derivative contracts (3)	—	6.9	—	6.9

Total	$411.8	$894.1	$18.7	$1,324.6

Liabilities
Foreign currency derivative contracts (4)	$—	$2.6	$—	$2.6

Total	$—	$2.6	$—	$2.6

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value Measurements at January 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$97.9	$285.4	$—	$383.3
Commercial paper	—	331.0	—	331.0
Money market funds	—	43.8	—	43.8
Marketable securities:
Commercial paper and corporate debt securities	191.6	10.0	—	201.6
U.S. government agency securities	60.1	—	—	60.1
U.S. treasury securities	38.8	—	—	38.8
Certificates of deposit and time deposits	25.0	4.0	—	29.0
Mutual funds	31.3	—	—	31.3
Sovereign debt	—	13.1	—	13.1
Municipal securities	13.4	—	—	13.4
Taxable auction-rate securities	—	—	4.2	4.2
Other	0.3	—	—	0.3
Foreign currency derivative contracts (2)	—	5.1	—	5.1

Total	$458.4	$692.4	$4.2	$1,155.0

Liabilities
Foreign currency derivative contracts (3)	$—	$1.2	$—	$1.2

Total	$—	$1.2	$—	$1.2

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk’s Level 1 securities are valued primarily using quoted market prices. Level 2 securities are valued primarily using alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. The Company’s investments held in auction rate and convertible debt securities at July 31, 2011 and January 31, 2011 are designated as Level 3 because they are valued using probability weighted discounted cash flow models and some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2011 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Taxable Auction-Rate Securities	Convertible Debt Securities	Total
Balance at January 31, 2011	$4.2	$—	$4.2
Purchases	—	14.5	14.5

Balance at July 31, 2011	$4.2	$14.5	$18.7

During the six months ended July 31, 2011, there were no transfers in or out, issuances, settlements, sales or realized/unrealized gains (losses) within Level 3 assets.

6.	Stock-based Compensation Expense

Stock Plans

As of July 31, 2011, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan, as amended and restated (“2008 Plan”), which is available only to employees, and the 2010 Outside Directors’ Option Plan, as amended (“2010 Plan”), which is available only to non-employee directors. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date. Additionally, there are seven expired or terminated plans with options outstanding.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007 and was amended in June 2010. As amended, the 2008 Plan reserves 16.0 million shares of Autodesk common stock for issuance and will expire in June 2013. The 2008 Plan permits the grant of stock options, restricted stock units and restricted stock awards; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. Options and restricted stock units granted under the 2008 Plan vest over periods ranging from immediately upon grant to over a four year period and options expire within seven to ten years from the date of grant. At July 31, 2011, 9.8 million shares were available for future issuance under the 2008 Plan of which 1.3 million shares were available for future grants of restricted stock.

The 2010 Plan which was approved by the stockholders in June 2009, became effective March 2010 and will expire in March 2020. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Options and awards granted under the 2010 Plan vest over periods ranging from one year to four years, and options expire within seven years from the date of grant. The 2010 Plan reserves 3.0 million shares of Autodesk common stock. At July 31, 2011, 2.6 million shares were available for future issuance.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2011 is as follows:

	Number of Shares	Weighted average exercise price per share
	(in millions)
Options outstanding at January 31, 2011	30.4	$28.93
Granted	4.9	41.63
Exercised	(4.1)	25.43
Cancelled	(0.5)	32.36

Options outstanding at July 31, 2011	30.7	$31.36

Options exercisable at July 31, 2011	18.6	$31.02

Options available for grant at July 31, 2011	12.4

As of July 31, 2011, total compensation cost of $96.4 million related to non-vested options is expected to be recognized over a weighted average period of 2.1 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three and six months ended July 31, 2011, and 2010.

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Pre-tax intrinsic value of options exercised(1)	$13.0	$4.5	$72.5	$16.5
Weighted average grant date fair value per share of stock options granted(2)	$11.95	$8.51	$14.26	$9.15

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.
(2)	The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

The following table summarizes information about options outstanding and exercisable at July 31, 2011:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.61 — $17.37	4.2		$12.80		6.3		$13.51
$17.39 — $29.49	3.2		26.53		6.7		27.67
$29.50 — $37.16	4.6		32.95		6.2		32.65
$37.26 — $41.62	2.2		38.65		6.3		40.49
$41.70 — $49.80	4.4		45.67		5.2		45.43

	18.6	2.5	$31.02	$125.0	30.7	4.2	$31.36	$191.1

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $34.40 per share as of July 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through June 2021.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the six months ended July 31, 2011 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock at January 31, 2011	1,426.7	$30.43
Awarded	716.1	42.77
Released	(139.7)	35.12
Forfeited	(46.6)	30.84

Unreleased restricted stock at July 31, 2011	1,956.5	$34.60

During the six months ended July 31, 2011, Autodesk granted approximately 700,100 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $8.3 million and $13.6 million during three and six months ended July 31, 2011, respectively. Autodesk recorded stock-based compensation related to restricted stock units of $2.2 million and $3.9 million, during the three and six months ended July 31, 2010, respectively. As of July 31, 2011, total compensation cost not yet recognized of $37.5 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.4 years. At July 31, 2011, the number of restricted stock units granted but unreleased was 1.9 million.

During the six months ended July 31, 2011, Autodesk granted 16,000 restricted stock awards under the 2010 Plan. Restricted stock awards granted under the 2010 Plan vest on the date of the next annual meeting. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock awards is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.2 million and $0.3 million during the three and six months ended July 31, 2011, respectively. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.3 million and $0.4 million during the three and six months ended July 31, 2010, respectively. As of July 31, 2011, total compensation cost not yet recognized of $0.5 million related to non-vested restricted stock awards, is expected to be recognized over a weighted average period of 0.9 years. At July 31, 2011, the number of restricted stock awards granted but unreleased was 16,000.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At July 31, 2011, a total of 30.7 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.8 million shares and 1.7 million shares under the ESP Plan during the six months ended July 31, 2011 and 2010, respectively, at average prices of $15.28 and $14.65 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the six months ended July 31, 2011, and 2010, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $8.12 and $6.90 per share, respectively.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2011 and 2010, respectively, as follows:

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Cost of license and other revenue	$1.0	$0.7
Marketing and sales	11.3	9.2
Research and development	9.8	7.2
General and administrative	5.2	3.9

Stock-based compensation expense related to stock awards and ESP Plan purchases	27.3	21.0
Tax benefit	(5.8)	(5.3)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$21.5	$15.7

	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010
Cost of license and other revenue	$1.9	$1.5
Marketing and sales	23.1	19.8
Research and development	18.7	15.5
General and administrative	9.5	8.5

Stock-based compensation expense related to stock awards and ESP Plan purchases	53.2	45.3
Tax benefit	(13.4)	(12.1)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$39.8	$33.2

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Three Months Ended July 31, 2011		Three Months Ended July 31, 2010
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	40 - 42%	34 - 37%	41 - 44%	33 - 45%
Range of expected lives (in years)	3.6 - 4.6	0.5 - 2.0	2.7 - 3.8	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	0.9 - 1.4%	0.2 - 0.8%	1.0 - 1.6%	0.2 - 1.1%
Expected forfeitures	7.8%	7.8%	10.5%	10.5%

	Six Months Ended July 31, 2011		Six Months Ended July 31, 2010
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	40 - 43%	34 - 37%	40 - 44%	33 - 45%
Range of expected lives (in years)	2.6 - 4.6	0.5 - 2.0	2.7 - 3.8	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	0.9 - 1.9%	0.2 - 0.8%	1.0 - 1.9%	0.2 - 1.1%
Expected forfeitures	7.8 - 10.5%	7.8 - 10.5%	10.5 - 13.5%	10.5 - 13.5%

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

Autodesk’s effective tax rate was 24% and 21% during the three and six months ended July 31, 2011, respectively, compared to 25% and 24% during the three and six months ended July 31, 2010, respectively. Autodesk’s effective tax rate decreased during the three months ended July 31, 2011 as compared to the same period in the prior fiscal year primarily due to an increase in tax benefits in fiscal 2012 from foreign earnings taxed at lower rates and a decrease in non-deductible stock-based compensation expense. Excluding the impact of discrete tax items primarily associated with stock-based compensation of $0.9 million expense and $3.7 million benefit in the three and six months ended July 31, 2011 respectively, the effective tax rate for the three and six months ended July 31, 2011 was 23% and was lower than the Federal statutory tax rate of 35%, primarily due to foreign income taxed at lower rates and research and development credits partially offset by the impact of non-deductible stock-based compensation expense.

As of July 31, 2011, the Company had $195.3 million of gross unrecognized tax benefits, excluding interest, of which approximately $181.8 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At July 31, 2011, Autodesk had net deferred tax assets of $154.1 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

8.	Business Combinations

During the six months ended July 31, 2011, Autodesk completed the business combinations described below. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition date. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

Scaleform

On March 1, 2011, Autodesk acquired Scaleform Corporation (“Scaleform”) for total consideration of $36.2 million. Scaleform was a privately held middleware and user interface tools company, whose technology has been licensed in the development of games across all major hardware platforms. Scaleform has been integrated into Autodesk’s Media and Entertainment segment.

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

Blue Ridge Numerics

On March 10, 2011, Autodesk acquired Blue Ridge Numerics, Inc (“Blue Ridge”) for total consideration of $41.2 million. Blue Ridge was a privately held company that designed and sold software that enables mechanical engineers to study fluid flow and thermal performance in virtual prototyping. Blue Ridge has been integrated into Autodesk’s Manufacturing segment.

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

At July 31, 2011, Autodesk had marketable securities totaling $421.0 million, of which $33.8 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $33.8 million at July 31, 2011, of which $3.6 million was classified as current and $30.2 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2011 was $31.3 million. The total related deferred compensation liability at January 31, 2011 was $31.3 million, of which $3.4 million was classified as current and $27.9 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

10.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2011	January 31, 2011
Computer software, at cost	$131.4	$129.4
Computer hardware, at cost	145.5	123.7
Leasehold improvements, land and buildings, at cost	135.5	121.3
Furniture and equipment, at cost	48.0	43.6

	460.4	418.0
Less: Accumulated depreciation	(355.2)	(333.5)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$105.2	$84.5

11.	Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names and the related accumulated amortization were as follows:

	July 31, 2011	January 31, 2011
Purchased technologies, at cost (1)	$342.0	$313.1
Customer relationships and trade names, at cost	201.7	179.1

	543.7	492.2
Less: Accumulated amortization	(407.4)	(373.4)

Other intangible assets, net	$136.3	$118.8

(1)

Purchased technologies include $1.2 million and zero of in-process research and development technology as of July 31, 2011 and January 31, 2011, respectively. In-process research and development is an indefinite lived asset that is held and tested at least annually for impairment until such time that it becomes fully developed technology. Once completed, the technology is amortized to expense over an applicable useful life.

12.	Goodwill

The change in the carrying amount of goodwill during the six months ended July 31, 2011, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2011
Goodwill	$45.3	$224.2	$279.1	$154.7	$703.3
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	45.3	224.2	279.1	5.5	554.1

Addition arising from Scaleform acquisition	—	—	—	22.6	22.6
Addition arising from Blue Ridge Numerics acquisition	—	—	22.3	—	22.3
Addition arising from other acquisitions	3.1	—	2.0	—	5.1
Effect of foreign currency translation, purchase accounting adjustments and other	0.9	1.5	0.9	—	3.3

Balance as of July 31, 2011
Goodwill	49.3	225.7	304.3	177.3	756.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	$49.3	$225.7	$304.3	$28.1	$607.4

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. A hypothetical 10% decrease in the fair value of any of Autodesk’s four reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of July 31, 2011 for the respective reporting units.

13.	Borrowing Arrangements

During the three months ended July 31, 2011, Autodesk entered into a credit agreement that provides for a $400.0 million unsecured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million. In connection with the execution of the credit agreement, Autodesk terminated the $250.0 million U.S. line of credit facility on May 26, 2011 that would have expired in August 2012. The new credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. At July 31, 2011 and January 31, 2011, Autodesk had no outstanding borrowings on either its prior or current line of credit. The new facility expires in May 2016.

14.	Restructuring Reserve

During fiscal 2011, fiscal 2010 and fiscal 2009 Autodesk initiated restructuring plans (the “Fiscal 2011 Plan”, the “Fiscal 2010 Plan” and the “Fiscal 2009 Plan”) in order to further reduce operating costs. These restructuring plans resulted in targeted global staff reductions of approximately 200, 430, and 700 positions for fiscal 2011, 2010 and 2009, respectively. No leased facilities were consolidated as part of the Fiscal 2011 Plan. The Fiscal 2010 Plan and Fiscal 2009 Plan resulted in the consolidation of 32 and 27 leased facilities, respectively.

In connection with our restructuring plans, we recorded a favorable adjustment for changes in previous estimates during the three and six months ended July 31, 2011.

The following table sets forth the restructuring activities for the six months ended July 31, 2011.

	Balance at January 31, 2011	Additions	Payments	Adjustments(1)	Balance at July 31, 2011
Fiscal 2011 Plan
Employee termination costs	$1.5	$—	$(0.8)	$—	$0.7
Fiscal 2010 Plan
Lease termination and asset costs	1.7	—	(1.0)	—	0.7
Fiscal 2009 Plan
Lease termination and asset costs	2.8	—	(0.4)	(1.3)	1.1
Other
Lease termination costs	2.6	—	(0.4)	(0.3)	1.9

Total	$8.6	$—	$(2.6)	$(1.6)	$4.4

Current portion(2)	$4.8				$2.4
Non-current portion(2)	3.8				2.0

Total	$8.6				$4.4

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

15.	Commitments and Contingencies

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s results of operations, cash flows or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

16.	Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used largely to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2011, Autodesk repurchased and retired 2.5 million and 4.2 million shares at an average repurchase price of $40.33 per share and $40.26 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $65.0 million and $35.8 million, respectively, during the three months ended July 31, 2011, as a result of the stock repurchases. Common stock and additional paid-in capital and retained earnings were reduced by $104.5 million and $64.9 million, respectively, during the six months ended July 31, 2011.

At July 31, 2011, 20.2 million shares remained available for repurchase under repurchase plans approved by the Board of Directors. During the three and six months ended July 31, 2011, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, stock issuance, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

17.	Comprehensive Income

The components of other comprehensive income (loss), net of taxes, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net income	$71.2	$59.9	$140.5	$96.8
Other comprehensive income
Net gain (loss) on derivative instruments, net of taxes	8.3	(4.1)	0.5	3.0
Change in net unrealized gain on available-for-sale securities, net of tax	0.3	1.2	1.0	0.9
Net change in cumulative foreign currency translation gain (loss)	0.9	1.1	13.4	(3.3)

Total other comprehensive income (loss)	9.5	(1.8)	14.9	0.6

Total comprehensive income	$80.7	$58.1	$155.4	$97.4

Accumulated other comprehensive income (loss), net of taxes, was comprised of the following at July 31, 2011 and January 31, 2011:

	July 31, 2011	January 31, 2011
Net loss on derivative instruments	$(0.3)	$(0.8)
Net unrealized gain on available-for-sale securities	3.4	2.4
Unfunded portion of pension plans	(9.8)	(9.8)
Foreign currency translation adjustments	21.0	7.6

Accumulated other comprehensive income (loss)	$14.3	$(0.6)

18.	Net Income Per Share

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

	Three Months Ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Numerator:
Net income	$71.2	$59.9	$140.5	$96.8

Denominator:
Denominator for basic net income per share—weighted average shares	229.4	228.0	228.8	228.5
Effect of dilutive securities	7.2	5.8	8.1	6.0

Denominator for dilutive net income per share	236.6	233.8	236.9	234.5

Basic net income per share	$0.31	$0.26	$0.61	$0.42

Diluted net income per share	$0.30	$0.25	$0.59	$0.41

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended July 31, 2011 and 2010, 10.0 million and 22.8 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share. For the six months ended July 31, 2011 and 2010, 8.6 million and 21.1 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

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

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor family suites, AutoCAD Mechanical and Autodesk Moldflow products.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net revenue:
Platform Solutions and Emerging Business	$198.5	$177.5	$409.0	$361.3
Architecture, Engineering and Construction	157.9	133.1	299.3	269.9
Manufacturing	135.8	112.7	259.0	220.6
Media and Entertainment	54.1	49.5	107.3	95.6

	$546.3	$472.8	$1,074.6	$947.4

Gross profit:
Platform Solutions and Emerging Business	$187.2	$168.0	$385.8	$341.5
Architecture, Engineering and Construction	143.3	121.6	271.3	244.3
Manufacturing	124.4	105.1	237.6	205.0
Media and Entertainment	43.5	38.0	86.4	73.7
Unallocated (1)	(9.5)	(8.3)	(18.5)	(16.8)

	$488.9	$424.4	$962.6	$847.7

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net revenue:
Americas
U.S.	$151.4	$136.1	$294.9	$266.6
Other Americas	39.7	32.3	77.6	63.0

Total Americas	191.1	168.4	372.5	329.6

Europe, Middle East and Africa	211.9	188.8	426.9	387.4

Asia Pacific
Japan	58.2	46.6	118.9	100.2
Other Asia Pacific	85.1	69.0	156.3	130.2

Total Asia Pacific	143.3	115.6	275.2	230.4

Total net revenue	$546.3	$472.8	$1,074.6	$947.4

20.	Subsequent Events

On August 1, 2011, Autodesk acquired Instructables Corporation (“Instructables”) for approximately $32.0 million. Instructables was a privately held web-based company specializing in user-created and uploaded instructions for do-it-yourself projects, which other users can comment on and rate for quality. Instructables will be integrated into Autodesk’s PSEB segment.

On August 24, 2011, Autodesk entered into a purchase agreement with TurboSquid Corporation to acquire certain technology related assets for $26.0 million and in addition entered into related commercial arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, the statements in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product and geography) and operating expenses, the effect of unemployment and availability of credit, the effects of the recent U.S. debt downgrade and weak global economic conditions, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging activities on our financial results, the impact of natural disasters on our operations and financial results, our ability to successfully expand adoption of our products, and our ability to successfully increase sales of product suites as part of our overall sales strategy. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, faculty and students is a key competitive advantage. This network of relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with Autodesk products and extend them for a variety of specialized applications. Users with expertise in our products are broadly and globally available from educational institutions and the existing workforce. We offer a wide range of educational programs, including student versions of software, curricula and faculty development. We have an extensive global community of students who are experienced with our software and poised to become the next generation of professional users—thus reducing the cost of training and providing new talent for our customers. Our global network of distributors, resellers, third party developers, customers, educational institutions and students has been developed over our twenty-nine year history. We believe it is an enduring competitive advantage that is difficult for others to replicate.

Our growth strategy includes continually increasing the business value of our design tools to our customers in a number of ways. First, we seek to address an increasing portion of our customers’ workflow with products that extend the value of our customers’ digital design information into visualization, analysis and simulation. Second, we seek to improve our product interoperability and usability, thus improving our customers’ productivity and effectiveness. Third, we continue to develop new ways to deliver capability and value to our customers, such as product suites, software-as-a-service, and delivery of our solutions on mobile devices and new hardware platforms. Fourth, we extend our customers’ workflow with products for adjacent users and for the “customers of our customers,” thus increasing the value of the design information our customers produce. Finally, we continue to develop new lines of consumer products and services that are delivered and experienced through the Web, tablets, and mobile devices providing our advanced visualization technologies to consumers—a whole new category of Autodesk customer.

We believe that expanding our customers’ portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three and six months ended July 31, 2011, revenue from suites increased 45% and 31%, respectively, as compared to the same periods in the prior fiscal year. As a percentage of total net revenue suites revenue increased to 29% and 26% in the three and six months ended July 31, 2011 as compared to 23% in both of the three and six months ended July 31, 2010.

Expanding our geographic coverage is another key element of our growth strategy. While emerging markets are important for many global businesses, we believe they hold special opportunity for us. Much of the growth in the world’s construction and manufacturing is happening in emerging markets. Further, emerging markets face many of the challenges that our design technology can help address, for example infrastructure build-out. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries increased 23% and 18% during the three and six months ended July 31, 2011, respectively, as compared to the same periods in the prior fiscal year. Revenue from emerging countries represented 16% and 15% of total net revenue during the three and six months ended July 31, 2011, respectively, as compared to 15% in each of the three and six months ended July 31, 2010.

While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will acquire products, technology and businesses as compelling opportunities that promote our strategy become available. We have increased the number, pace and dollars spent on acquisitions in comparison to fiscal 2011 but remain informed by and dependent on our business needs, the availability of suitable sellers and technology and our own financial condition.

Our strategy depends upon a number of assumptions, including that we will be able to continue making our technology available to mainstream markets; leverage our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; drive adoption of our suites; improve the performance and functionality of our products; and adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part II, Item 1A, “Risk Factors.”

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

Goodwill. As of July 31, 2011, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 12, “Goodwill,” in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes. We currently have $154.1 million of net deferred tax assets, primarily a result of state research and development credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made.

Overview of the Three and Six Months Ended July 31, 2011

(in millions)	Three Months Ended July 31, 2011	As a % of Net Revenue	Three Months Ended July 31, 2010	As a % of Net Revenue
Net Revenue	$546.3	100%	$472.8	100%
Cost of revenue	57.4	11%	48.4	10%

Gross Profit	488.9	89%	424.4	90%
Operating expenses	393.9	72%	344.6	73%

Income from Operations	$95.0	17%	$79.8	17%

(in millions)	Six Months Ended July 31, 2011	As a % of Net Revenue	Six Months Ended July 31, 2010	As a % of Net Revenue
Net Revenue	$1,074.6	100%	$947.4	100%
Cost of revenue	112.0	10%	99.7	11%

Gross Profit	962.6	90%	847.7	89%
Operating expenses	789.0	73%	717.1	75%

Income from Operations	$173.6	16%	$130.6	14%

Our business grew year over year as evidenced by our increases in revenue, gross profit and income from operations. Contributing to the year over year increases in revenue were increases in revenue from new seat license revenue, upgrade revenue and maintenance revenue. In addition, we experienced increases in revenue for most of our major products, all of our reportable segments, and all of our geographic areas during three and six months ended July 31, 2011 as compared to the same periods in the prior fiscal year. The reasons for these increases are discussed below under the heading “Results of Operations.” In addition, we continued to control our operating costs, which led to year over year improvements in profitability. The 19% and 33% increase in income from operations in the three and six months ended July 31, 2011, respectively, as compared to the same periods in the prior fiscal year, was due to the increase in our net revenue, while controlling the growth of operating expenses at a rate less than that of our revenue growth. The majority of our costs are relatively fixed in the short term as they relate primarily to our workforce.

Our total operating margin remained flat as a percentage of revenue at 17% for the three months ended July 31, 2011 and 2010. Our total operating margin increased as a percentage of revenue from 14% for the six months ended July 31, 2010 to 16% during the six months ended July 31, 2011. The increase in our operating margin was primarily because net revenue increased at a faster rate than the increase in our costs due to proportionally less spending per revenue dollar earned. Net revenue increased $73.5 million or 16% for the three months ended July 31, 2011, as compared to the same period in the prior fiscal year, while our operating expenses increased $49.3 million, or 14% for the three months ended July 31, 2011. Net revenue increased $127.2 million or 13% for the six months ended July 31, 2011, as compared to the same period in the prior fiscal year, while our operating expenses increased $71.9 million, or 10% for the six months ended July 31, 2011. The 14% and 10% increase in operating expenses in the three and six months ended July 31, 2011, respectively, as compared to the three and six months ended July 31, 2010 was due to an increase in salaries and benefits due to increased headcount and the return of employee costs which were temporarily suppressed in the prior year such as salary reductions, employee incentives and mandatory vacation, and other costs associated with higher revenue. These increases were partially offset by the decrease in restructuring charges of $3.2 million and $10.3 million for the three and six months ended July 31, 2011, respectively.

We generate a majority of our revenue in the U.S., Japan, Germany, the United Kingdom and France. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from foreign exchange rate changes during the three and six months ended July 31, 2011, as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three and six months ended July 31, 2010 been in effect during the three and six months ended July 31, 2011 and had we excluded foreign exchange hedge gains and losses from the three and six months ended July 31, 2011 and 2010, (“on a constant currency basis”), net revenue would have increased 14% and 13%, respectively, compared to the same periods in the prior fiscal year. During the three and six months ended July 31, 2011, total spend, defined as cost of revenue plus operating expenses, increased 15% and 10%, respectively, compared to the same periods in the prior fiscal year as reported and increased 11% and 7%, respectively, on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar. During the three months ended July 31, 2011, we changed the way we calculate our period over period growth rates on a constant currency basis to exclude the impact of our hedging program on both the current and prior period. We believe this change is more useful to the users of our financial information as it more closely represents the underlying business growth rates. This change did not impact our constant currency growth rates by more than 4 percentage points for any of the periods presented in this Quarterly Report on Form 10-Q. See the glossary of terms at the end of this Item 2, for further details.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 17% of our total net revenue during both the three and six months ended July 31, 2011. Tech Data accounted for 15% and 16% of our total net revenue during both the three and six months ended July 31, 2010, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Our primary goals for the remainder of fiscal 2012 are to grow revenue and improve our operating margin percentage by delivering our market-leading products and solutions to our customers and investing in product functionality and new product lines, including suites offerings. However, there can be no assurance that we will achieve our financial goals and improve our financial results. Additionally, we believe that unemployment rates and the availability of credit to major industries we serve are important indicators for our business; if global economic conditions deteriorate we may not achieve our financial goals.

Revenue from flagship products was 56% and 59% of total net revenue during the three and six months ended July 31, 2011, and increased 7% and 9%, respectively, as compared to the same periods in the prior fiscal year. Revenue from suites was 29% and 26% of total net revenue during the three and six months ended July 31, 2011, and increased 45% and 31% as compared to the same periods in the prior fiscal year. During the six months ended July 2011, we released our new design and creation suites that include English language versions of our Autodesk Design Suite, Autodesk Factory Design Suite, Autodesk Product Design Suite, Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Infrastructure Design Suite and Autodesk Plant Design Suite, as well as a Japanese language version of our Autodesk Entertainment Creation Suite. Suites revenue and growth rates for suites consist primarily of revenue from our pre-existing suite families, such as Inventor and Revit suites. Revenue from new and adjacent products was 15% of total net revenue during both the three and six months ended July 31, 2011 and increased 5% and 7%, respectively, as compared to the same periods in the prior fiscal year. We anticipate, as our new and existing customers migrate from our stand-alone products, that our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.

At July 31, 2011, we had $1,552.5 million in cash and marketable securities. We completed the quarter ended July 31, 2011 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the fiscal year ended January 31, 2011. Our deferred revenue balance at July 31, 2011 included $566.2 million related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. We repurchased 2.5 million shares of our common stock for $100.8 million during the three months ended July 31, 2011 and 4.2 million shares of our common stock for $169.4 million during the six months ended July 31, 2011. Comparatively, we repurchased 2.5 million shares of our common stock for $70.4 million during the three months ended July 31, 2010 and we repurchased 4.5 million shares of our common stock for $129.2 million during the six months ended July 31, 2010.

Results of Operations

Net Revenue

	Three Months Ended July 31, 2011	Increase compared to prior fiscal year		Three Months Ended July 31, 2010	Six Months Ended July 31, 2011	Increase compared to prior fiscal year		Six Months Ended July 31, 2010
(in millions)		$	%			$	%
Net Revenue:
License and other	$333.0	$52.3	19%	$280.7	$656.0	$95.5	17%	$560.5
Maintenance	213.3	21.2	11%	192.1	418.6	31.7	8%	386.9

	$546.3	$73.5	16%	$472.8	$1,074.6	$127.2	13%	$947.4

Net Revenue by Geographic Area:
Americas	$191.1	$22.7	13%	$168.4	$372.5	$42.9	13%	$329.6
Europe, Middle East and Africa	211.9	23.1	12%	188.8	426.9	39.5	10%	387.4
Asia Pacific	143.3	27.7	24%	115.6	275.2	44.8	19%	230.4

	$546.3	$73.5	16%	$472.8	$1,074.6	$127.2	13%	$947.4

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$198.5	$21.0	12%	$177.5	$409.0	$47.7	13%	$361.3
Architecture, Engineering and Construction	157.9	24.8	19%	133.1	299.3	29.4	11%	269.9
Manufacturing	135.8	23.1	20%	112.7	259.0	38.4	17%	220.6
Media and Entertainment	54.1	4.6	9%	49.5	107.3	11.7	12%	95.6

	$546.3	$73.5	16%	$472.8	$1,074.6	$127.2	13%	$947.4

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses and upgrades, which includes crossgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services and collaborative project management services.

Total license and other revenue increased 19% during the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, respectively. This increase was primarily due to the 11% increase in revenue from commercial new seat licenses during the three months as compared to the same period in the prior fiscal year. During the three months ended July 31, 2011, 7 percentage points of the 11% increase was due to the increase in the number of seats sold and 4 percentage points was due to an increase in average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 69% and 74% for the three months ended July 31, 2011 and 2010, respectively.

Total license and other revenue increased 17% during the six months ended July 31, 2011, as compared to the six months ended July 31, 2010, respectively. This increase was primarily due to the 17% increase in revenue from commercial new seat licenses during the six months as compared to the same period in the prior fiscal year. During the six months ended July 31, 2011, 11 percentage points of the 17% increase was due to the increase in the number of seats sold and 6 percentage points was due to an increase in the average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 68% and 69% for the six months ended July 31, 2011 and 2010, respectively.

Also contributing to the increase in license and other revenue during the three and six months ended July 31, 2011, as compared to the same periods in the prior fiscal year, was an increase in upgrade revenue, of 122% and 35%, respectively. Upgrade revenue was higher during the three months ended July 31, 2011 as compared to the same period in the prior fiscal year due to an upgrade promotion run that was run during the three months ended July 31, 2011. Upgrade revenue was higher during the six months ended July 31, 2011, as compared to the same period of the prior fiscal year, primarily due to an ACAD LT upgrade promotion during the first quarter of fiscal 2012 and the upgrade promotion in the second quarter of fiscal 2012 mentioned above.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 3% of total net revenue for all periods presented.

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

Maintenance revenue increased 11% during the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, primarily due to an 11% increase in commercial maintenance revenue. The 11% increase in commercial maintenance revenue was due to a 6 percentage point increase from net revenue per maintenance seat and a 5 percentage point increase from commercial enrollment during the corresponding maintenance contract term. Commercial maintenance revenue represented 98% of maintenance revenue for both the three months ended July 31, 2011 and 2010.

Maintenance revenue increased 8% during the six months ended July 31, 2011, as compared to the six months ended July 31, 2010, primarily due to an 8% increase in commercial maintenance revenue. The 8% increase in commercial maintenance revenue was due to a 7 percentage point increase from commercial enrollment during the corresponding maintenance contract term and a 1 percentage point increase from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for the both the six months ended July 31, 2011 and 2010. Total subscription program enrollment at both July 31, 2011 and January 31, 2011 consisted of about 3.0 million users, respectively.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. Net maintenance billings increased 37% and 20% during the three and six months ended July 31, 2011 as compared to the three and six months ended July 31, 2010. This increase was due to an increase in maintenance renewals, new multi-year maintenance contracts, and the impact from the upgrade promotions mentioned above in “License and Other Revenue.”

Aggregate backlog at July 31, 2011 and January 31, 2011, was $667.5 million and $615.4 million, respectively, of which $642.4 million and $587.9 million, respectively, represented deferred revenue. Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $2.4 million during the six months ended July 31, 2011 from $27.5 million at January 31, 2011 to $25.1 million at July 31, 2011. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 13% during the three months ended July 31, 2011, as compared to the same period in the prior fiscal year. This increase in net revenue in the Americas was primarily due to a 12% increase in new seat revenue and a 10% increase in maintenance revenue. Net revenue in the Americas geography increased by 13% during the six months ended July 31, 2011, as compared to the same period in the prior fiscal year. This increase was primarily due to an 18% increase in new seat revenue in the Americas during the six months ended July 31, 2011 as compared to the six months ended July 31, 2010. Maintenance revenue increased 9% during the six months ended July 31, 2011 as compared to the same period in the prior fiscal year.

Net revenue in the EMEA geography increased by 12%, or 13% on a constant currency basis, during the three months ended July 31, 2011 as compared to the same period in the prior fiscal year. The increase was primarily due to an 8% increase in maintenance revenue and a 183% increase in upgrade revenue in the EMEA geography during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. The increase in our revenue in this geography was led by the Russian Federation, Germany and Belgium. Net revenue in the EMEA geography increased by 10%, or 13% on a constant currency basis, during the six months ended July 31, 2011 as compared to the same period in the prior fiscal year. The increase was primarily due to a 14% increase in new seat revenue in this geography during the six months ended July 31, 2011 as compared to the six months ended July 31, 2010. The increase in our revenue in this geography was led by the Russian Federation, the United Kingdom and Belgium.

Net revenue in the APAC geography increased by 24%, or 16% on a constant currency basis, during the three months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 22% increase in new seat revenue and a 23% increase in maintenance revenue. Net revenue expansion in this geography during the three months ended July 31, 2011 was led by Japan, Australia and China. Net revenue in the APAC geography increased by 19%, or 13% on a constant currency basis, during the six months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to an 18% increase in new seat revenue and a 21% increase in maintenance revenue. Net revenue expansion in this geography during the six months ended July 31, 2011 was led by Japan, Australia and South Korea.

Net revenue in emerging economies increased 23% during the three months ended July 31, 2011 as compared to the same period in the prior fiscal year, primarily due to revenue increases from the Russian Federation, China and India. This growth was a significant factor in our international sales growth during the three months ended July 31, 2011. Revenue from emerging economies represented 16% and 15% of total net revenue for the three month ended July 31, 2011 and 2010, respectively. Net revenue in emerging economies increased 18% during the six months ended July 31, 2011 as compared to the same period in the prior fiscal year, primarily due to revenue from the Russian Federation, Brazil, and India. This growth was a significant factor in our international sales growth during the six months ended July 31, 2011. Revenue from emerging economies represented 15% of total net revenue for both the six months ended July 31, 2011 and 2010.

International net revenue represented 72% and 73% of our total net revenue for the three and six months ended July 31, 2011, respectively, as compared to 71% and 72% during the respective periods of the prior fiscal year. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Net revenue from Japan was $58.2 million and $118.9 million for the three and six months ended July 31, 2011, respectively or approximately 11% of our total net revenue, for both the three and six months ended July 31, 2011. Although we believe the impact of the earthquakes and tsunami that struck Japan in March 2011 on our future financial results will be immaterial, the events have created an element of uncertainty on our future financial results. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, the recent U.S. debt downgrade and weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

Net revenue for PSEB, which includes our Autodesk Design Suite, increased 12% during the three months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 12% increase in revenue from our AutoCAD products. During the six months ended July 31, 2011, net revenue for PSEB increased 13% as compared to the same period of the prior fiscal year primarily due to a 12% increase in revenue from our AutoCAD LT.

Net revenue for AEC increased 19% during the three months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 42% increase in revenue from our Revit family of products, which includes our Autodesk Building Design Suite. During the six months ended July 31, 2011, net revenue for AEC increased 11% as compared to the same period of the prior fiscal year primarily due to a 32% increase in revenue from our Revit family of products which includes our Autodesk Building Design Suite.

Net revenue for MFG increased 20% during the three months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 25% increase in revenue from our Inventor family of products, which includes the Autodesk Product Design Suite. During the six months ended July 31, 2011, net revenue for MFG increased 17% as compared to the same period of the prior fiscal year primarily due to a 17% increase in revenue from our Inventor family of products, which includes the Autodesk Product Design Suite.

Net revenue for M&E increased 9% during the three months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 15% increase in revenue from our Animation product group, which includes our Autodesk Entertainment Creation Suite, offset by a 2% decrease in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 9% increase in revenue from Autodesk 3ds Max related products. During the six months ended July 31, 2011, net revenue for M&E increased 12% as compared to the same period in the prior fiscal year, primarily due to a 17% increase in revenue from our Animation product group and a 2% increase in revenue from Creative Finishing. The increase in Animation revenue was primarily due to an 18% increase in revenue from Autodesk Maya related products.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended July 31, 2011	Increase compared to prior fiscal year		Three Months Ended July 31, 2010	Six Months Ended July 31, 2011	Increase compared to prior fiscal year		Six Months Ended July 31, 2010
(in millions)		$	%			$	%
Cost of revenue:
License and other	$45.7	$5.2	13%	$40.5	$88.3	$6.6	8%	$81.7
Maintenance	11.7	3.8	48%	7.9	23.7	5.7	32%	18.0

	$57.4	$9.0	19%	$48.4	$112.0	$12.3	12%	$99.7

As a percentage of net revenue	11%			10%	10%			11%

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

Cost of license and other revenue increased 13% and 8% during the three and six months ended July 31, 2011, as compared to the same periods in the prior fiscal year, primarily due to increased support costs and lower margin consulting engagements.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue increased 48% and 32% during the three and six months ended July 31, 2011, as compared to the same periods in the prior fiscal year, due to an increase in maintenance support headcount and increased annual fulfillment costs related to supplying USB flash drives of our suites products.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense. We expect cost of revenue to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011.

Marketing and Sales

	Three Months Ended July 31, 2011	Increase compared to prior fiscal year		Three Months Ended July 31, 2010	Six Months Ended July 31, 2011	Increase compared to prior fiscal year		Six Months Ended July 31, 2010
(in millions)		$	%			$	%
Marketing and sales	$201.0	$23.5	13%	$177.5	$402.9	$38.9	11%	$364.0
As a percentage of net revenue	37%			38%	37%			38%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, and the expense of travel, entertainment and training for such personnel, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment. Marketing and sales expenses increased 13% and 11% during the three and six months ended July 31, 2011, as compared to the same periods in the prior fiscal year, primarily due to higher employee-related costs related to salaries and fringe benefits primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012. We expect marketing and sales expense to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011.

Research and Development

	Three Months Ended July 31, 2011	Increase compared to prior fiscal year		Three Months Ended July 31, 2010	Six Months Ended July 31, 2011	Increase compared to prior fiscal year		Six Months Ended July 31, 2010
(in millions)		$	%			$	%
Research and development	$139.2	$19.9	17%	$119.3	$275.8	$29.3	12%	$246.5
As a percentage of net revenue	25%			25%	26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors. Research and development expenses increased 17% and 12% during the three and six months ended July 31, 2011, as compared to the same periods in the prior fiscal year, primarily due to an increase in salaries, fringe benefits primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012. We expect research and development expense to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011.

General and Administrative

	Three Months Ended July 31, 2011	Increase compared to prior fiscal year		Three Months Ended July 31, 2010	Six Months Ended July 31, 2011	Increase compared to prior fiscal year		Six Months Ended July 31, 2010

(in millions)		$	%			$	%
General and administrative	$55.0	$9.1	20%	$45.9	$111.6	$14.0	14%	$97.6
As a percentage of net revenue	10%			10%	10%			10%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, and the expense of travel, entertainment and training for such personnel as well as professional fees for legal and accounting services, amortization of acquisition related customer relationships and trade names, expense of communication and the cost of supplies and equipment. General and administrative expenses increased 20% and 14% from the three and six months ended July 31, 2011, as compared to the same periods in the prior fiscal year, primarily due to an increase in salaries and fringe benefits primarily associated with the reinstatement of merit increases in fiscal 2012. We expect general and administrative expenses to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011.

Restructuring Charges

	Three Months Ended July 31, 2011	Decrease compared to prior fiscal year		Three Months Ended July 31, 2010	Six Months Ended July 31, 2011	Decrease compared to prior fiscal year		Six Months Ended July 31, 2010

(in millions)		$	%			$	%
Restructuring	$(1.3)	$(3.2)	-168%	$1.9	$(1.3)	$(10.3)	-114%	$9.0
As a percentage of net revenue	0%			0%	0%			1%

In connection with our restructuring plans, we recorded a favorable adjustment for changes in previous estimates during the three and six months ended July 31, 2011. During the three and six months ended July 31, 2010, we reduced the number of employees by approximately 50 and 170 positions globally, respectively, and recorded restructuring charges of $1.9 million and $9.0 million, respectively, which related to one-time employee termination benefits. See Note 14, “Restructuring Reserve,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2011	2010	2011	2010
Interest and investment income, net	$—	$0.1	$3.1	$3.6
Loss on foreign currency	(0.8)	(2.9)	(0.1)	(10.1)
Other income	—	2.9	2.1	3.2

Interest and other income (expense), net	$(0.8)	$0.1	$5.1	$(3.3)

Interest and other income (expense), net, decreased $0.9 million during the three months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to the decrease of $2.9 million in other income, partially offset by the decrease in losses on foreign currency. The loss on foreign currency in the three months ended July 31, 2011and 2010 is primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. Interest and other income (expense), net, increased $8.4 million during the six months ended July 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a decrease in losses on foreign currency. The loss on foreign currency in the six months ended July 31, 2011 and 2010 is primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of the gain (loss) on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 24% and 21% during the three and six months ended July 31, 2011, respectively, compared to 25% and 24% during the three and six months ended July 31, 2010, respectively. Our effective tax rate decreased during the three months ended July 31, 2011 as compared to the same period in the prior fiscal year primarily due to an increase in tax benefits in fiscal 2012 from foreign earnings taxed at lower rates and a decrease in non-deductible stock-based compensation expense. Excluding the impact of discrete tax items primarily associated with stock-based compensation of $0.9 million expense and $3.7 million benefit in the three and six months ended July 31, 2011, respectively, the effective tax rate for the three and six months ended July 31, 2011 was 23%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and research and development credits partially offset by the impact of non-deductible stock-based compensation expense.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax laws including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings. A significant amount of our earnings is generated by our Europe and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.

At July 31, 2011, we had net deferred tax assets of $154.1 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2011, and 2010, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
	(Unaudited)		(Unaudited)
Gross profit	$488.9	$424.4	$962.6	$847.7
Non-GAAP gross profit	$498.4	$432.8	$981.1	$864.6
Gross margin	89%	90%	90%	89%
Non-GAAP gross margin	91%	92%	91%	91%
Income from operations	$95.0	$79.8	$173.6	$130.6
Non-GAAP income from operations	$138.8	$116.3	$257.9	$212.4
Operating margin	17%	17%	16%	14%
Non-GAAP operating margin	25%	25%	24%	22%
Net income	$71.2	$59.9	$140.5	$96.8
Non-GAAP net income	$103.5	$85.0	$197.2	$152.7
Diluted earnings per share (1)	$0.30	$0.25	$0.59	$0.41
Non-GAAP diluted earnings per share (1)	$0.44	$0.36	$0.83	$0.65

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Gross profit	$488.9	$424.4	$962.6	$847.7
Stock-based compensation expense	1.0	0.7	1.9	1.5
Amortization of purchased intangibles (1)	8.5	7.7	16.6	15.4

Non-GAAP gross profit	$498.4	$432.8	$981.1	$864.6

Gross margin	89%	90%	90%	89%
Stock-based compensation expense	0%	0%	0%	0%
Amortization of purchased intangibles	2%	2%	1%	2%

Non-GAAP gross margin	91%	92%	91%	91%

Income from operations	$95.0	$79.8	$173.6	$130.6
Stock-based compensation expense	27.3	21.0	53.2	45.3
Amortization of purchased intangibles (1)	17.8	13.6	32.4	27.5
Restructuring charges	(1.3)	1.9	(1.3)	9.0

Non-GAAP income from operations	$138.8	$116.3	$257.9	$212.4

Operating margin	17%	17%	16%	14%
Stock-based compensation expense	5%	5%	5%	5%
Amortization of purchased intangibles (1)	3%	3%	3%	3%
Restructuring charges	0%	0%	0%	0%

Non-GAAP operating margin	25%	25%	24%	22%

Net income	$71.2	$59.9	$140.5	$96.8
Stock-based compensation expense	27.3	21.0	53.2	45.3
Amortization of purchased intangibles (1)	17.8	13.6	32.4	27.5
Restructuring charges	(1.3)	1.9	(1.3)	9.0
Discrete tax provision items	0.9	0.2	(3.2)	(1.6)
Income tax effect of non-GAAP adjustments	(12.4)	(11.6)	(24.4)	(24.3)

Non-GAAP net income	$103.5	$85.0	$197.2	$152.7

Diluted net income per share (2)	$0.30	$0.25	$0.59	$0.41
Stock-based compensation expense	0.12	0.09	0.22	0.19
Amortization of purchased intangibles (1)	0.08	0.06	0.14	0.12
Restructuring charges	(0.01)	0.01	(0.01)	0.04
Discrete tax provision items	0.01	—	(0.01)	(0.01)
Income tax effect of non-GAAP adjustments	(0.06)	(0.05)	(0.10)	(0.10)

Non-GAAP diluted net income per share (2)	$0.44	$0.36	$0.83	$0.65

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships and trade names for acquisitions subsequent to December 2005.
(2)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP costs and expenses, primarily due to stock-based compensation, purchased intangibles and restructuring for GAAP and non-GAAP measures.

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

At July 31, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,552.5 million and net accounts receivable of $297.0 million. In addition, at July 31, 2011 we had a line of credit facility that permitted unsecured short-term borrowings of up to $400.0 million that we entered into in May 2011 and replaced our $250.0 million line of credit facility that would have expired in August 2012. During the three and six months ended July 31, 2011 and 2010, we had no borrowings or repayments under our current or prior line of credit facility. This credit facility is available for working capital and general corporate purposes and expires in May 2016.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,466.9 million at January 31, 2011 to $1,552.5 million at July 31, 2011 is principally the result of cash generated from operations and the proceeds from the issuance of common stock following stock option exercises. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock, business combinations, capital expenditures and other investing activities. Cash generated from operations was positively impacted by higher net revenue.

The primary source for net cash provided by operating activities of $260.6 million for the six months ended July 31, 2011 was net income of $140.5 million increased by the effect of non-cash expenses totaling $107.4 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $27.5 million. The primary source of working capital was an increase in deferred revenue, a decrease in accounts receivable and an increase in accounts payable. Our days sales outstanding in trades receivables was 49 at July 31, 2011 compared to 55 days at January 31, 2011. The days sales outstanding decrease relates primarily to seasonality in our maintenance contract renewals; maintenance billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were for the purchase of shares under the Employee Stock Purchase Plan (“ESP Plan”) and payment of the reduction of the accrued expenses primarily related to our fiscal 2011 employee bonus accrual and fourth quarter fiscal 2011 commissions. At July 31, 2011, our short-term investment portfolio had an estimated fair value of $241.8 million and a cost basis of $239.5 million. The portfolio fair value consisted of $115.7 million invested in commercial paper and corporate securities, $53.2 million invested in U.S. government agency securities, $33.8 million invested in mutual funds, $26.4 million invested in U.S. treasury securities, $7.3 million invested in municipal securities, $5.1 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year and $0.3 million invested in other short-term securities.

At July 31, 2011, $33.8 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 9, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures; and funding restructuring costs.

As of July 31, 2011, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Our existing cash, cash equivalents and investment balances may decline in fiscal 2012 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing credit facility at September 1, 2011 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $424.9 million and $401.6 million at July 31, 2011 and January 31, 2011, respectively.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is largely to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. In December 2007, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares; at July 31, 2011, approximately 19.8 million shares have been repurchased under this plan. In December 2010, the Board of Directors approved an additional plan which authorized the repurchase of 20.0 million shares; at July 31, 2011, no repurchases have been made under this plan. These plans do not have a fixed expiration date. During the three and six months ended July 31, 2011, we repurchased 2.5 million and 4.2 million shares of our common stock, respectively. At July 31, 2011, 20.2 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 16, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2011:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	700.0	$42.46	700.0	22,042.5
June 1 - June 30	1,800.0	39.50	1,800.0	20,242.5
July 1 - July 31	—	—	—	20,242.5

Total	2,500.0	$40.33	2,500.0

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)

These amounts correspond to the plans approved by the Board of Directors in December 2007 and December 2010 that each authorized the repurchase of 20.0 million shares. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended July 31, 2011.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of July 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Upgrade and crossgrade—In an upgrade, a customer pays an incremental fee at currently available prices toward the purchase of the latest version of the same product. Upgrades are available only for licenses of software that are three versions prior to the latest version available or newer; the license to the previous version of the product is terminated. A similar exchange and termination of a previous version of a product that is four versions prior to the latest version available or older, is recorded as commercial new revenue. In a crossgrade, a customer pays an incremental fee at currently available prices toward the purchase of a different product; the license to the previous product is terminated.

Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: Autodesk 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture and AutoCAD Mechanical), Civil 3D, Maya, Plant 3D and Revit products (standalone).

Suites—Autodesk suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Our new design and creation suites include: Autodesk Design Suite, Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Factory Design Suite, Autodesk Infrastructure Design Suite, Autodesk Plant Design Suite and Autodesk Product Design Suite. Our previously established suites include: Autodesk Inventor family suites, Autodesk Revit family suites and educational/academic suites.

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

Constant currency growth rates—We attempt to represent the changes in the underlying business operations by eliminating fluctuations caused by changes in foreign currency exchange rates as well as eliminating hedge gains or losses recorded within the current and comparative period. Effective in the second quarter of 2012, we have changed the way we calculate constant currency growth rates. Under the new methodology, all hedging gains and losses are removed from the calculation. Previously, we had not excluded hedging gains and losses from the prior period. We believe this change is more useful to the users of our financial information as it more closely represents the underlying business growth rates. All prior period comparative information has been revised to conform to the current methodology.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Constant currency revenue growth using new methodology	14%	11%	13%	9%
Constant currency revenue growth using previous methodology	10%	13%	11%	10%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2011 and January 31, 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds and Canadian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $424.9 million and $401.6 million at July 31, 2011 and January 31, 2011, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2011 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2011 and January 31, 2011 would increase the fair value of our foreign currency contracts by $30.3 million and $31.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2011 and January 31, 2011 would decrease the fair value of our foreign currency contracts by $28.6 million and $26.6 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At July 31, 2011, we had $1,303.2 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $1,250.0 million, if interest rates were to change by 10%, this would result in a $0.1 million change in annual interest income. Further, at July 31, 2011, we had approximately $300.0 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $1.1 million and $2.2 million respectively, over a twelve month period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows or financial position in a particular period, however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

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

The current global economic uncertainty may impact our business, financial results and financial condition.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, certain governments’ abilities to repay such debt and extreme volatility in many financial instrument markets. Although some of these conditions appear to be abating there are a number of mixed indicators and it is not yet clear whether a sustainable recovery is occurring or a renewed slow-down is taking place.

The current economic uncertainty may cause our customers to defer, reduce or cancel purchases. Over the past several years, many of our customers have experienced tighter credit, negative financial news and weaker financial performance of their businesses and have reduced their workforces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us. In addition, a number of our customers rely, directly and indirectly, on government spending. Current debt balances of many countries without proportionate increases in revenues has caused many countries to reduce spending and in some cases has forced those countries to restructure their debt in an effort to avoid defaulting under those obligations. This has not only impacted those countries but others that are holders of such debt and those assisting in such restructuring.

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

Our quarterly financial results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions, including the impact of sales in particular geographies, including emerging economies,

•	the ability of governments around the world to meet their financial and debt obligations, and finance infrastructure projects,

•	lower growth or contraction of our upgrade, crossgrade or maintenance programs,

•	fluctuations in foreign currency exchange rates and the success of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites (“suites”),

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

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

The current global economic uncertainty may impact our business forcing us to take actions that could be costly and may not be as effective as we anticipate, and may force us to take additional actions to reduce our expenses and stimulate demand for our products.

The current global economic uncertainty may lead to a reduction of our revenue levels and force us to take actions to reduce our cost structure to more closely align our costs with our reduced revenue levels. Over the past several years we have on several occasions taken such actions. In taking any future restructuring actions, we may incur, and over the past several years have incurred, additional costs that negatively impact our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from eventual economic growth.

In addition, such global economic uncertainty and resulting impact on our business may cause us to take, and over the past several years we have taken, actions to stimulate demand for our products through a number of programs. Although we attempt to balance the cost of these programs against the longer term benefits, it is possible that we will make such investments without corresponding increases in demand for our products and our revenue. This would further reduce our operating margins and have a negative impact on our financial results.

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

We derive a substantial portion of our net revenue from sales of licenses of a small number of our products, including AutoCAD software, products based on AutoCAD, which includes our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and six months ended July 31, 2011, combined revenue from our AutoCAD and AutoCAD LT products represented 31% and 34%, respectively, of our total net revenue.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and six months ended July 31, 2011, approximately 87% and 86%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 17% of our total net revenue for both the three and six months ended July 31, 2011, respectively, as compared to 15% and 16% for the three and six months ended July 31, 2010, respectively.

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

There were no sales of unregistered securities during the three months ended July 31, 2011.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 1, 2011

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)