Form 10-Q
period 2011-10-31
AUTODESK INC
filed 2011-12-06
CIK 769397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

As of November 30, 2011, registrant had outstanding approximately 226,800,000 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net revenue:
License and other	$331.4	$282.0	$987.4	$842.5
Maintenance	217.2	194.7	635.8	581.6

Total net revenue	548.6	476.7	1,623.2	1,424.1

Cost of revenue:
Cost of license and other revenue	50.5	40.3	138.8	122.0
Cost of maintenance revenue	9.1	8.2	32.8	26.2

Total cost of revenue	59.6	48.5	171.6	148.2

Gross profit	489.0	428.2	1,451.6	1,275.9
Operating expenses:
Marketing and sales	206.2	185.1	609.1	549.1
Research and development	141.2	122.8	417.0	369.3
General and administrative	51.4	51.1	163.0	148.7
Restructuring	—	—	(1.3)	9.0

Total operating expenses	398.8	359.0	1,187.8	1,076.1

Income from operations	90.2	69.2	263.8	199.8
Interest and other income (expense), net	1.1	2.5	6.2	(0.8)

Income before income taxes	91.3	71.7	270.0	199.0
Provision for income taxes	(18.5)	(18.1)	(56.7)	(48.6)

Net income	$72.8	$53.6	$213.3	$150.4

Basic net income per share	$0.32	$0.24	$0.93	$0.66

Diluted net income per share	$0.32	$0.23	$0.91	$0.64

Weighted average shares used in computing basic net income per share	227.1	226.5	228.2	227.9

Weighted average shares used in computing diluted net income per share	230.7	232.4	233.7	233.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,103.3	$1,075.1
Marketable securities	240.3	199.2
Accounts receivable, net	259.2	318.4
Deferred income taxes	34.2	56.8
Prepaid expenses and other current assets	61.6	64.8

Total current assets	1,698.6	1,714.3
Marketable securities	190.6	192.6
Computer equipment, software, furniture and leasehold improvements, net	102.1	84.5
Purchased technologies, net	90.4	57.2
Goodwill	653.9	554.1
Deferred income taxes, net	138.7	90.7
Other assets	130.7	94.2

	$3,005.0	$2,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81.9	$76.8
Accrued compensation	154.3	193.1
Accrued income taxes	22.3	28.6
Deferred revenue	499.9	496.2
Other accrued liabilities	55.2	75.1

Total current liabilities	813.6	869.8
Deferred revenue	120.0	91.7
Long term income taxes payable	161.3	139.1
Other liabilities	82.6	77.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,359.9	1,267.2
Accumulated other comprehensive income (loss)	3.4	(0.6)
Retained earnings	464.2	342.7

Total stockholders’ equity	1,827.5	1,609.3

	$3,005.0	$2,787.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended October 31,
	2011	2010
Operating activities:
Net income	$213.3	$150.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.2	79.6
Stock-based compensation expense	78.8	62.3
Excess tax benefits from stock-based compensation	(33.0)	—
Restructuring (benefits) charges, net	(1.3)	9.0
Changes in operating assets and liabilities, net of business combinations	55.3	63.6

Net cash provided by operating activities	398.3	364.9

Investing activities:
Purchases of marketable securities	(456.0)	(425.8)
Sales of marketable securities	110.8	85.9
Maturities of marketable securities	307.0	201.3
Capital expenditures, including developed technologies	(88.8)	(18.1)
Business combinations, net of cash acquired	(142.6)	(8.5)
Other investing activities	(23.5)	(4.0)

Net cash used in investing activities	(293.1)	(169.2)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	156.3	76.4
Repurchases of common stock	(263.7)	(204.1)
Excess tax benefits from stock-based compensation	33.0	—

Net cash used in financing activities	(74.4)	(127.7)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	(2.4)

Net increase in cash and cash equivalents	28.2	65.6
Cash and cash equivalents at beginning of fiscal year	1,075.1	838.7

Cash and cash equivalents at end of period	$1,103.3	$904.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except share and per share data, or as otherwise noted)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2011, and for the three and nine months ended October 31, 2011, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2012, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed on March 18, 2011.

2.	Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2011, that are of significance, or potential significance, to the Company.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-08 regarding ASC Topic 350 “Intangibles – Goodwill and Other.” This ASU allows for the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. This ASU will be effective for Autodesk’s fiscal year beginning February 1, 2012. Early adoption is permitted. Autodesk believes that the adoption of this ASU will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

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

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 16% of Autodesk’s total net revenue for both the three and nine months ended October 31, 2011, and 15% and 16% of Autodesk’s total net revenue for the three and nine months periods ended October 31, 2010, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In addition, Tech Data accounted for 17% and 16% of trade accounts receivable at October 31, 2011 and January 31, 2011, respectively. On October 27, 2011, Tech Data purchased certain assets of Mensch und Maschine Software (“MuM”), which has been a distributor of Autodesk products in Europe. Autodesk believes its business is not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM. Autodesk’s customers through Tech Data are the resellers and end users who purchase Autodesk’s software licenses and services. Should any of the agreements between Autodesk and Tech Data be terminated for any reason, Autodesk believes the resellers and end users who currently purchase Autodesk’s products through Tech Data would be able to continue to do so under substantially the same terms from one of the many other distributors of Autodesk without substantial disruption to Autodesk revenue.

4.	Financial Instruments and Hedging Activities

Financial Instruments

Market values were determined for each individual security in the investment portfolio. The cost and fair value of Autodesk’s financial instruments are as follows:

	October 31, 2011		January 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$1,103.3	$1,103.3	$1,075.1	$1,075.1
Marketable securities - short-term	239.3	240.3	197.5	199.2
Marketable securities - long-term	189.9	190.6	190.8	192.6
Convertible debt securities	12.4	12.4	—	—
Derivative financial instruments	10.9	9.4	3.9	3.9

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

Autodesk has marketable securities and financial instruments that are classified as either “available-for-sale securities” or “trading securities.” At October 31, 2011 and January 31, 2011, Autodesk’s short-term investment portfolio included $32.7 million and $31.3 million, respectively, of “trading securities” invested in a defined set of mutual funds directed by the participants in the Company’s Deferred Compensation Plan. At October 31, 2011, these securities had net unrealized gains of $0.9 million and a cost basis of $31.8 million. At January 31, 2011, these securities had net unrealized gains of $1.6 million and a cost basis of $29.7 million (see Note 11, “Deferred Compensation”).

Marketable securities and financial instruments classified as “available-for-sale securities” include the following securities at October 31, 2011 and January 31, 2011:

	October 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$126.9	$0.1	$—	$127.0
U.S. treasury securities	15.4	—	—	15.4
Certificates of deposit and time deposits	4.8	—	—	4.8
U.S. government agency securities	50.1	—	—	50.1
Municipal securities	10.0	—	—	10.0
Other	0.3	—	—	0.3

	$207.5	$0.1	$—	$207.6

Long-term available-for-sale securities:
Corporate debt securities	$131.1	$1.0	$(0.6)	$131.5
U.S. government agency securities	27.2	—	(0.1)	27.1
Taxable auction-rate securities	4.2	—	—	4.2
Convertible debt securities	12.4	—	—	12.4
Municipal securities	3.0	0.1	—	3.1
U.S. treasury securities	24.4	0.3	—	24.7

	$202.3	$1.4	$(0.7)	$203.0

	January 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Short-term available-for-sale securities:
Commercial paper and corporate securities	$47.6	$0.1	$—	$47.7
U.S. treasury securities	26.0	—	—	26.0
Certificates of deposit and time deposits	29.0	—	—	29.0
U.S. government agency securities	47.2	—	—	47.2
Sovereign debt	9.1	—	—	9.1
Municipal securities	8.6	—	—	8.6
Other	0.3	—	—	0.3

	$167.8	$0.1	$—	$167.9

Long-term available-for-sale securities:
Corporate debt securities	$152.6	$1.5	$(0.1)	$154.0
U.S. government agency securities	12.7	0.2	—	12.9
Taxable auction-rate securities	4.2	—	—	4.2
Municipal securities	4.7	—	—	4.7
U.S. treasury securities	12.7	0.1	—	12.8
Sovereign debt	3.9	0.1	—	4.0

	$190.8	$1.9	$(0.1)	$192.6

The sales or redemptions of “available-for-sale securities” resulted in no gross gains or losses during the three and nine month periods ended October 31, 2011 and 2010. The cost of securities sold is based on the specific identification method.

At October 31, 2011 and January 31, 2011, Autodesk owned an auction rate security with an estimated fair value of $4.2 million. Autodesk’s auction rate security is a variable rate debt instrument that has underlying securities with contractual maturities greater than ten years and interest rates that were structured to reset at auction every twenty-eight days. The security, which met Autodesk’s investment guidelines at the time the investment was made, has failed to settle in auction since August 2007 and has earned a premium interest rate since that time. While Autodesk expects to recover substantially all of its current holdings, net of reserves, in the auction rate security, it cannot predict when this will occur or the amount the Company will receive. Due to the lack of liquidity of this investment in an active market, it is included in non-current “marketable securities” on the accompanying Condensed Consolidated Balance Sheets. The Company will continue on a quarterly basis to evaluate its accounting for this investment.

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	October 31, 2011
	Cost	Fair Value
Due in less than 1 year	$207.5	$207.6
Due in 1 year through 5 years	198.1	198.8
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2

Total	$409.8	$410.6

As of October 31, 2011 and January 31, 2011, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates and market price risk which exist as part of ongoing business operations. Autodesk’s general practice is to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. These instruments have maturities between one to twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

Foreign currency contracts designated as cash flow hedges

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

The notional amount of these contracts was $401.9 million at October 31, 2011 and $345.5 million at January 31, 2011. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The entire net loss of $3.6 million remaining in “Accumulated other comprehensive income (loss)” as of October 31, 2011 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. Forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The notional amounts of foreign currency contracts were $24.1 million at October 31, 2011 and $56.1 million at January 31, 2011.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets”. Changes in the fair values of these instruments are recognized in income as “Interest and other income (expense), net.”

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets was as follows as of October 31, 2011 and January 31, 2011:

		Fair Value at
	Balance Sheet Location	October 31, 2011	January 31, 2011
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$7.4	$5.1
Derivatives not designated as hedging instruments	Other assets	5.1	—

Total derivative assets		$12.5	$5.1

Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$3.1	$1.2
Derivatives not designated as hedging instruments		—	—

Total derivative liabilities		$3.1	$1.2

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	$(1.0)	$(10.2)	$(3.6)	$2.7

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Net revenue	$0.8	$2.2	$(6.8)	$11.7
Operating expenses	1.5	0.5	5.9	1.0

Total	$2.3	$2.7	$(0.9)	$12.7

Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest and other income (expense), net	$0.1	$(0.1)	$0.1	$0.1

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2011 and 2010, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
Amount and Location of Gain (Loss) Recognized in Income on Derivative	2011	2010	2011	2010
Interest and other income (expense), net	$(2.6)	$1.0	$(0.6)	$0.4

5.	Fair Value Measurements

On a recurring basis, Autodesk measures the fair value of certain financial assets and liabilities, which consist of cash equivalents, marketable securities and financial instruments. Autodesk uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no transfers between fair value measurement levels during the nine months ended October 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of October 31, 2011:

	Fair Value Measurements at October 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$9.3	$454.3	$—	$463.6
Commercial paper	—	305.2	—	305.2
Money market funds	—	32.0	—	32.0
Marketable securities:
Commercial paper and corporate debt securities	258.5	—	—	258.5
U.S. government agency securities	77.2	—	—	77.2
U.S. treasury securities	40.1	—	—	40.1
Certificates of deposit and time deposits	—	4.8	—	4.8
Mutual funds	32.7	—	—	32.7
Municipal securities	13.1	—	—	13.1
Taxable auction-rate securities	—	—	4.2	4.2
Other	0.3	—	—	0.3
Convertible debt securities (2)	—	—	12.4	12.4
Derivative contracts (3)	—	7.4	5.1	12.5

Total	$431.2	$803.7	$21.7	$1,256.6

Liabilities
Derivative contracts (4)	$—	$3.1	$—	$3.1

Total	$—	$3.1	$—	$3.1

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes Autodesk’s investments and financial instruments measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value Measurements at January 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents (1):
Certificates of deposit and time deposits	$97.9	$285.4	$—	$383.3
Commercial paper	—	331.0	—	331.0
Money market funds	—	43.8	—	43.8
Marketable securities:
Commercial paper and corporate debt securities	191.6	10.0	—	201.6
U.S. government agency securities	60.1	—	—	60.1
U.S. treasury securities	38.8	—	—	38.8
Certificates of deposit and time deposits	25.0	4.0	—	29.0
Mutual funds	31.3	—	—	31.3
Sovereign debt	—	13.1	—	13.1
Municipal securities	13.4	—	—	13.4
Taxable auction-rate securities	—	—	4.2	4.2
Other	0.3	—	—	0.3
Foreign currency derivative contracts (2)	—	5.1	—	5.1

Total	$458.4	$692.4	$4.2	$1,155.0

Liabilities
Foreign currency derivative contracts (3)	$—	$1.2	$—	$1.2

Total	$—	$1.2	$—	$1.2

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk’s Level 1 securities are valued primarily using quoted market prices. Level 2 securities are valued primarily using alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency. The Company’s investments held in auction rate and convertible debt securities at October 31, 2011 and January 31, 2011 are designated as Level 3 because they are valued using probability weighted discounted cash flow models and some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2011 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Taxable Auction-Rate Securities	Convertible Debt Securities	Derivative Contracts	Total
Balance at January 31, 2011	$4.2	$—	$—	$4.2
Purchases	—	12.4	5.1	17.5

Balance at October 31, 2011	$4.2	$12.4	$5.1	$21.7

During the nine months ended October 31, 2011, there were no transfers in or out, issuances, settlements, sales or realized/unrealized gains (losses) within Level 3 assets.

6.	Stock-based Compensation Expense

Stock Plans

As of October 31, 2011, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2008 Employee Stock Plan, as amended and restated (“2008 Plan”), which is available only to employees, and the 2010 Outside Directors’ Option Plan, as amended (“2010 Plan”), which is available only to non-employee directors. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date. Additionally, there are seven expired or terminated plans with options outstanding.

The 2008 Plan was approved by Autodesk’s stockholders in November 2007 and was amended in June 2010. As amended, the 2008 Plan reserves 16.0 million shares of Autodesk common stock for issuance and will expire in June 2013. The 2008 Plan permits the grant of stock options, restricted stock units and restricted stock awards; however, no more than 2.5 million of the shares reserved for issuance under the 2008 Plan may be issued pursuant to awards of restricted stock and restricted stock units. Options and restricted stock units granted under the 2008 Plan vest over periods ranging from immediately upon grant to over a four year period, and options expire within seven to ten years from the date of grant. At October 31, 2011, the number of shares available for future issuance under the 2008 Plan was 9.4 million, of which 1.0 million shares were available for future grants of restricted stock.

The 2010 Plan, which was approved by Autodesk’s stockholders in June 2009, became effective in March 2010 and will expire in March 2020. The 2010 Plan permits the grant of stock options and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Options and awards granted under the 2010 Plan vest over periods ranging from one year to four years, and options expire within seven years from the date of grant. The 2010 Plan reserves 3.0 million shares of Autodesk common stock. At October 31, 2011, 2.6 million shares were available for future issuance.

At a special meeting to be held on January 6, 2012, Autodesk is requesting that its stockholders approve the Autodesk 2012 Employee Stock Plan (“2012 Employee Plan”) and the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors’ Plan”), which will replace the 2008 Plan and the 2010 Plan, respectively. If Autodesk’s stockholders approve the 2012 Employee Plan, the maximum aggregate number of shares of Common Stock which may be issued under the 2012 Employee Plan will be up to 21.2 million shares (which include shares then remaining in the 2008 plan as well as forfeited shares in certain prior employee stock plans). Upon approval of the 2012 Employee Plan, no further equity awards may be granted under the 2008 Plan. If Autodesk’s stockholders approve the 2012 Directors’ Plan, the number of shares of Common Stock reserved for issuance under the 2012 Directors’ Plan will be that number of shares remaining for issuance under the 2010 Plan as of as of January 6, 2012, not to exceed 2.6 million shares. Upon approval of the 2012 Directors’ Plan, no further equity awards may be granted under the 2010 Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the nine months ended October 31, 2011 is as follows:

	Number of Shares	Weighted average exercise price per share
	(in millions)
Options outstanding at January 31, 2011	30.4	$28.93
Granted	5.2	40.94
Exercised	(4.4)	24.97
Cancelled	(1.1)	33.40

Options outstanding at October 31, 2011	30.1	$31.42

Options exercisable at October 31, 2011	18.2	$31.12

Options available for grant at October 31, 2011	12.0

As of October 31, 2011, total compensation cost of $85.9 million related to non-vested options is expected to be recognized over a weighted average period of 1.9 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three and nine months ended October 31, 2011, and 2010.

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Pre-tax intrinsic value of options exercised(1)	$4.4	$15.1	$76.9	$31.5
Weighted average grant date fair value per share of stock options granted(2)	$10.45	$10.93	$14.06	$9.19

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.
(2)	The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

The following table summarizes information about options outstanding and exercisable at October 31, 2011:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$0.61 — $17.37	4.0		$12.89		6.0		$13.57
$17.39 — $29.49	3.1		26.46		6.8		27.68
$29.50 — $37.16	4.6		32.95		6.1		32.66
$37.26 — $41.62	2.2		38.65		6.2		40.49
$41.70 — $49.80	4.3		45.75		5.0		45.48

	18.2	2.3	$31.12	$122.1	30.1	4.1	$31.42	$189.1

(1)

Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $34.60 per share as of October 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2021.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the nine months ended October 31, 2011 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock at January 31, 2011	1,426.7	$30.43
Awarded	950.2	39.27
Released	(139.7)	35.12
Forfeited	(81.2)	31.51

Unreleased restricted stock at October 31, 2011	2,156.0	$33.98

During the nine months ended October 31, 2011, Autodesk granted approximately 934,200 restricted stock units under the 2008 Plan. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $6.9 million and $20.5 million during three and nine months ended October 31, 2011, respectively. Autodesk recorded stock-based compensation related to restricted stock units of $1.9 million and $5.8 million, during the three and nine months ended October 31, 2010, respectively. As of October 31, 2011, total compensation cost not yet recognized of $36.4 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.2 years. At October 31, 2011, the number of restricted stock units granted but unreleased was 2.1 million.

During the nine months ended October 31, 2011, Autodesk granted 16,000 restricted stock awards under the 2010 Plan. Restricted stock awards granted under the 2010 Plan vest on the date of the next annual meeting. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock awards is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.1 million and $0.5 million during the three and nine months ended October 31, 2011, respectively. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.1 million and $0.5 million during the three and nine months ended October 31, 2010, respectively. As of October 31, 2011, total compensation cost not yet recognized of $0.3 million related to non-vested restricted stock awards, is expected to be recognized over a weighted average period of 0.6 years. At October 31, 2011, the number of restricted stock awards granted but unreleased was 16,000.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At October 31, 2011, a total of 29.7 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2.0% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.0 million shares and 2.8 million shares under the ESP Plan during the three and nine months ended October 31, 2011, respectively, at average prices of $23.52 and $18.26 per share, respectively. During the three and nine months ended October 31, 2010, Autodesk issued 1.5 million and 3.2 million shares under the ESP Plan, respectively, at average prices of $14.91 and $14.77 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the three and nine months ended October 31, 2011, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $10.74 and $9.07 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the three and nine months ended October 31, 2010, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $7.60 and $7.22 per share, respectively.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2011 and 2010, respectively, as follows:

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Cost of license and other revenue	$0.9	$0.6
Marketing and sales	11.7	7.6
Research and development	8.9	5.7
General and administrative	4.1	3.1

Stock-based compensation expense related to stock awards and ESP Plan purchases	25.6	17.0
Tax benefit	(5.9)	(5.4)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$19.7	$11.6

	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010
Cost of license and other revenue	$2.8	$2.1
Marketing and sales	34.8	27.4
Research and development	27.6	21.2
General and administrative	13.6	11.6

Stock-based compensation expense related to stock awards and ESP Plan purchases	78.8	62.3
Tax benefit	(19.3)	(17.6)

Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$59.5	$44.7

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Three Months Ended October 31, 2011		Three Months Ended October 31, 2010
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	43 - 45%	40 - 44%	43 - 44%	39 - 47%
Range of expected lives (in years)	3.6 - 4.8	0.5 - 2.0	3.5 - 4.4	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	0.5 - 0.9%	0.1 - 0.3%	0.9 - 1.2%	0.2 - 0.5%
Expected forfeitures	7.8%	7.8%	10.5%	10.5%

	Nine Months Ended October 31, 2011		Nine Months Ended October 31, 2010
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	40 - 45%	34 - 44%	40 - 44%	33 - 47%
Range of expected lives (in years)	2.6 - 4.8	0.5 - 2.0	2.7 - 4.4	0.5 - 2.0
Expected dividends	0%	0%	0%	0%
Range of risk-free interest rates	0.5 - 1.9%	0.1 - 0.8%	0.9 - 1.9%	0.2 - 1.1%
Expected forfeitures	7.8 - 10.5%	7.8 - 10.5%	10.5 - 13.5%	10.5 - 13.5%

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

Autodesk’s effective tax rate was 20% and 21% during the three and nine months ended October 31, 2011, respectively, compared to 25% and 24% during the three and nine months ended October 31, 2010, respectively. Autodesk’s effective tax rate decreased during the three months ended October 31, 2011 as compared to the same period in the prior fiscal year primarily due to an increase in discrete tax benefits associated with changes in estimates related to Autodesk’s tax return filings in fiscal 2012 and tax detriment from a California tax rate change and related valuation allowance recorded in fiscal 2011 as well as an increase in tax benefits in fiscal 2012 from foreign earnings taxed at lower rates. Excluding the impact of discrete tax items primarily associated with changes in estimates related to tax return filings and stock-based compensation benefits of $3.3 million and $7.8 million in the three and nine months ended October 31, 2011 respectively, the effective tax rate for each of the three and nine months ended October 31, 2011 was 24% and was lower than the Federal statutory tax rate of 35%, primarily due to foreign income taxed at lower rates and research and development credits partially offset by the impact of non-deductible stock-based compensation expense.

As of October 31, 2011, the Company had $198.3 million of gross unrecognized tax benefits, excluding interest, of which approximately $184.3 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At October 31, 2011, Autodesk had net deferred tax assets of $172.9 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

8.	Acquisitions

During the nine months ended October 31, 2011, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition date. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

For acquisitions accounted for as business combinations, Autodesk allocated the fair value of the total consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration over the aggregate fair values as goodwill.

On March 1, 2011, Autodesk acquired Scaleform Corporation (“Scaleform”) for total cash consideration of $36.2 million. Scaleform was a privately held middleware and user interface tools company, whose technology has been licensed in the development of games across all major hardware platforms. Scaleform has been integrated into Autodesk’s Media and Entertainment segment.

On March 10, 2011, Autodesk acquired Blue Ridge Numerics, Inc (“Blue Ridge”) for total cash consideration of $41.2 million. Blue Ridge was a privately held company that designed and sold software that enables mechanical engineers to study fluid flow and thermal performance in virtual prototyping. Blue Ridge has been integrated into Autodesk’s Manufacturing segment.

On August 1, 2011, Autodesk acquired Instructables, Inc. (“Instructables”) for total cash consideration of $30.2 million. Instructables was a privately held web-based company specializing in user-created and uploaded instructions for do-it-yourself projects, on which other users can comment and rate for quality. Instructables has been integrated into Autodesk’s Platform Solutions and Emerging Business segment.

On August 24, 2011, Autodesk entered into a purchase agreement with Turbo Squid, Inc. (“Turbo Squid”) to acquire certain technology related assets for $26.0 million and entered into related cross-licensing and a commercial arrangement which is less than $0.2 million in expense per year. Additionally, Autodesk purchased the option to acquire Turbo Squid within a prescribed date range.

On October 14, 2011, Autodesk acquired Micro Application Packages Limited (“MAP”) for total cash consideration of $23.0 million. MAP was a privately held company specializing in software and services in the building information modeling (“BIM”) life cycle with the focus on fabrication. MAP has been integrated into Autodesk’s Architecture, Engineering and Construction segment.

During the nine months ended October 31, 2011, Autodesk also completed 13 other business combination and technology acquisitions for a total cash consideration of approximately $38.7 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk’s Condensed Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the nine months ended October 31, 2011:

	Scaleform	Blue Ridge	Instructables	MAP	Turbo Squid	Other
Developed technologies	$5.9	$6.0	$0.4	$2.5	$26.0	$19.2
Customer relationships	4.4	9.2	0.2	2.0	—	3.3
Trade name	1.4	1.1	1.6	0.9	—	0.6
User List	—	—	5.1	—	—	—
Patent	3.6	—	—	—	—	—
In-process research and development	0.6	0.6	—	—	—	—
Goodwill	22.6	22.3	24.4	12.7	—	15.9
Deferred Revenue	—	(1.2)	—	—	—	—
Deferred tax liability	(2.5)	(3.6)	(1.6)	(1.6)	—	—
Net tangible assets (liabilities)	0.2	6.8	0.1	6.5	—	(0.3)

Total	$36.2	$41.2	$30.2	$23.0	$26.0	$38.7

For Scaleform, Blue Ridge, Instructables, and MAP the allocation of purchase price consideration to the assets and liabilities is not yet finalized. The allocation of the purchase price consideration was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

9.	Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names and the related accumulated amortization were as follows:

	October 31, 2011	January 31, 2011
Developed technologies, at cost (1)	$374.3	$313.1
Customer relationships and trade names, at cost (2)	213.9	179.1

	588.2	492.2
Less: Accumulated amortization	(427.1)	(373.4)

Other intangible assets, net	$161.1	$118.8

(1)

Developed technologies include $1.2 million and zero of in-process research and development technology as of October 31, 2011 and January 31, 2011, respectively. In-process research and development is an indefinite lived asset that is held and tested at least annually for impairment until such time that it becomes fully developed technology. Once completed, the technology is amortized to expense over an applicable useful life.

(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

The weighted average amortization period for purchased technologies, customer relationships and trade names during fiscal 2012 was 4.6 years. As of October 31, 2011, expected future amortization expense for purchased technologies, customer relationships and trade names for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
Remainder of 2012	$18.3
2013	63.6
2014	45.2
2015	24.6
2016	6.8
2017	1.0
Thereafter	1.6

$161.1

10.	Goodwill

The change in the carrying amount of goodwill during the nine months ended October 31, 2011, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2011
Goodwill	$45.3	$224.2	$279.1	$154.7	$703.3
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	45.3	224.2	279.1	5.5	554.1

Addition arising from Scaleform acquisition	—	—	—	22.6	22.6
Addition arising from Blue Ridge acquisition	—	—	22.3	—	22.3
Addition arising from Instructables acquisition	24.4	—	—	—	24.4
Addition arising from MAP acquisition	—	12.7	—	—	12.7
Addition arising from other acquisitions	7.6	2.8	2.0	3.5	15.9
Effect of foreign currency translation, purchase accounting and other	0.1	0.9	0.9	—	1.9

Balance as of October 31, 2011
Goodwill	77.4	240.6	304.3	180.8	803.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)

	$77.4	$240.6	$304.3	$31.6	$653.9

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. A hypothetical 10% decrease in the fair value of any of Autodesk’s four reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of October 31, 2011 for the respective reporting units.

11.	Deferred Compensation

At October 31, 2011, Autodesk had marketable securities totaling $430.9 million, of which $32.7 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $32.7 million at October 31, 2011, of which $3.2 million was classified as current and $29.5 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2011 was $31.3 million. The total related deferred compensation liability at January 31, 2011 was $31.3 million, of which $3.4 million was classified as current and $27.9 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

12.	Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2011	January 31, 2011
Computer software, at cost	$132.1	$129.4
Computer hardware, at cost	149.6	123.7
Leasehold improvements, land and buildings, at cost	136.2	121.3
Furniture and equipment, at cost	48.3	43.6

	466.2	418.0
Less: Accumulated depreciation	(364.1)	(333.5)

Computer software, hardware, leasehold improvements, furniture and equipment, net	$102.1	$84.5

13.	Borrowing Arrangements

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., an affiliate of Citibank, which is one of the lead lenders and agent. At October 31, 2011, Autodesk had no outstanding borrowings on this line of credit. This facility expires in May 2016.

14.	Restructuring Reserve

During fiscal 2011, fiscal 2010 and fiscal 2009 Autodesk initiated restructuring plans (“Fiscal 2011 Plan,” “Fiscal 2010 Plan” and “Fiscal 2009 Plan,” respectively) in order to further reduce operating costs. These restructuring plans resulted in targeted global staff reductions of approximately 200, 430, and 700 positions for fiscal 2011, 2010 and 2009, respectively. No leased facilities were consolidated as part of the Fiscal 2011 Plan. The Fiscal 2010 Plan and Fiscal 2009 Plan resulted in the consolidation of 32 and 27 leased facilities, respectively.

In connection with our restructuring plans, we recorded a favorable adjustment for changes in previous estimates during the nine months ended October 31, 2011.

The following table sets forth the restructuring activities for the nine months ended October 31, 2011.

	Balance at January 31, 2011	Additions	Payments	Adjustments(1)	Balance at October 31, 2011
Fiscal 2011 Plan
Employee termination costs	$1.5	$—	$(1.5)	$—	$—
Fiscal 2010 Plan
Lease termination and asset costs	1.7	—	(0.9)	(0.2)	0.6
Fiscal 2009 Plan
Lease termination and asset costs	2.8	—	(0.7)	(1.3)	0.8
Other
Lease termination costs	2.6	—	(0.7)	(0.3)	1.6

Total	$8.6	$—	$(3.8)	$(1.8)	$3.0

Current portion(2)	$4.8				$1.5
Non-current portion(2)	3.8				1.5

Total	$8.6				$3.0

(1)	Adjustments include the impact of foreign currency translation.
(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

15.	Commitments and Contingencies

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

Autodesk has a stock repurchase program that is used largely to help offset the dilution to net income per share caused by the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from the Company’s business to stockholders. During the three and nine months ended October 31, 2011, Autodesk repurchased and retired 3.5 million and 7.7 million shares at an average repurchase price of $26.93 per share and $34.21 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $67.4 million and $26.9 million, respectively, during the three months ended October 31, 2011, as a result of the stock repurchases. Common stock and additional paid-in capital and retained earnings were reduced by $171.9 million and $91.8 million, respectively, during the nine months ended October 31, 2011.

At October 31, 2011, 16.7 million shares remained available for repurchase under repurchase plans approved by the Board of Directors. During the three and nine months ended October 31, 2011, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, stock issuance, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

17.	Comprehensive Income

The components of other comprehensive income (loss), net of taxes, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net income	$72.8	$53.6	$213.3	$150.4
Other comprehensive income
Net loss on derivative instruments, net of taxes	(3.3)	(13.0)	(2.8)	(10.0)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(1.4)	0.9	(0.4)	1.8
Net change in cumulative foreign currency translation gain (loss)	(6.2)	11.0	7.2	7.7

Total other comprehensive income (loss)	(10.9)	(1.1)	4.0	(0.5)

Total comprehensive income	$61.9	$52.5	$217.3	$149.9

Accumulated other comprehensive income (loss), net of taxes, was comprised of the following at October 31, 2011 and January 31, 2011:

	October 31, 2011	January 31, 2011
Net loss on derivative instruments	$(3.6)	$(0.8)
Net unrealized gain on available-for-sale securities	2.0	2.4
Unfunded portion of pension plans	(9.8)	(9.8)
Foreign currency translation adjustments	14.8	7.6

Accumulated other comprehensive income (loss)	$3.4	$(0.6)

18.	Net Income Per Share

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

	Three Months Ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Numerator:
Net income	$72.8	$53.6	$213.3	$150.4

Denominator:
Denominator for basic net income per share—weighted average shares	227.1	226.5	228.2	227.9
Effect of dilutive securities	3.6	5.9	5.5	5.5

Denominator for dilutive net income per share	230.7	232.4	233.7	233.4

Basic net income per share	$0.32	$0.24	$0.93	$0.66

Diluted net income per share	$0.32	$0.23	$0.91	$0.64

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended October 31, 2011 and 2010, 22.8 million and 20.2 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share. For the nine months ended October 31, 2011 and 2010, 11.9 million and 19.9 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

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

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for BIM, AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Revit family suites, AutoCAD Civil 3D, AutoCAD Architecture and AutoCAD Map 3D products.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net revenue:
Platform Solutions and Emerging Business	$209.7	$173.3	$618.7	$534.6
Architecture, Engineering and Construction	152.2	136.4	451.5	406.3
Manufacturing	133.5	116.7	392.5	337.3
Media and Entertainment	53.2	50.3	160.5	145.9

	$548.6	$476.7	$1,623.5	$1,424.1

Gross profit:
Platform Solutions and Emerging Business	$198.2	$164.1	$584.0	$505.6
Architecture, Engineering and Construction	137.5	124.5	408.8	368.8
Manufacturing	122.2	109.7	359.8	314.7
Media and Entertainment	43.2	38.9	129.6	112.6
Unallocated (1)	(12.1)	(9.0)	(30.6)	(25.8)

	$489.0	$428.2	$1,451.6	$1,275.9

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net revenue:
Americas
U.S.	$161.7	$142.8	$456.6	$409.4
Other Americas	38.7	36.5	116.3	99.5

Total Americas	200.4	179.3	572.9	508.9

Europe, Middle East and Africa	201.8	182.9	628.7	570.3

Asia Pacific
Japan	65.4	47.6	184.3	147.8
Other Asia Pacific	81.0	66.9	237.3	197.1

Total Asia Pacific	146.4	114.5	421.6	344.9

Total net revenue	$548.6	$476.7	$1,623.2	$1,424.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, the statements in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product type and geography) and operating expenses, the effect of unemployment and availability of credit, the effects of the U.S. debt downgrade and weak global economic conditions, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging activities on our financial results, the impact of natural disasters on our operations and financial results, our ability to successfully expand adoption of our products, and our ability to successfully increase sales of product suites as part of our overall sales strategy. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

We believe that expanding our customers’ portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three and nine months ended October 31, 2011, revenue from suites increased 36% and 33%, respectively, as compared to the same periods in the prior fiscal year. As a percentage of total net revenue suites revenue increased to 27% in both the three and nine months ended October 31, 2011 as compared to 23% in both the three and nine months ended October 31, 2010.

Expanding our geographic coverage is another key element of our growth strategy. While emerging markets are important for many global businesses, we believe they hold special opportunity for us. Much of the growth in the world’s construction and manufacturing is happening in emerging markets. Further, emerging markets face many of the challenges that our design technology can help address, for example infrastructure build-out. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries increased 15% and 17% during the three and nine months ended October 31, 2011, respectively, as compared to the same periods in the prior fiscal year. Revenue from emerging countries represented 16% of total net revenue for both the three and nine months ended October 31, 2011, as compared to 16% and 15% during the three and nine months ended October 31, 2010, respectively.

While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will acquire products, technology and businesses as compelling opportunities that promote our strategy become available. We have increased the number, pace and dollars spent on acquisitions in comparison to fiscal 2011 but remain informed by and dependent on our business needs, the availability of suitable sellers and technology, and our own financial condition.

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

Goodwill. As of October 31, 2011, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 10, “Goodwill,” in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes. We currently have $172.9 million of net deferred tax assets, primarily a result of state research and development credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made.

Overview of the Three and Nine Months Ended October 31, 2011

(in millions)	Three Months Ended October 31, 2011	As a % of Net Revenue	Three Months Ended October 31, 2010	As a % of Net Revenue
Net Revenue	$548.6	100%	$476.7	100%
Cost of revenue	59.6	11%	48.5	10%

Gross Profit	489.0	89%	428.2	90%
Operating expenses	398.8	73%	359.0	75%

Income from Operations	$90.2	16%	$69.2	15%

(in millions)	Nine Months Ended October 31, 2011	As a % of Net Revenue	Nine Months Ended October 31, 2010	As a % of Net Revenue
Net Revenue	$1,623.2	100%	$1,424.1	100%
Cost of revenue	171.6	11%	148.2	10%

Gross Profit	1,451.6	89%	1,275.9	90%
Operating expenses	1,187.8	73%	1,076.1	76%

Income from Operations	$263.8	16%	$199.8	14%

In both the three and nine months ended October 31, 2011, our business grew year over year as evidenced by our increases in revenue, gross profit and income from operations. Contributing to the year over year increases in revenue were increases in revenue from new seat license revenue and maintenance revenue. In addition, we experienced increases in revenue for most of our major products, all of our reportable segments, and all of our geographic areas during three and nine months ended October 31, 2011 as compared to the same periods in the prior fiscal year. The reasons for these increases are discussed below under the heading “Results of Operations.” In addition, we continued to control our operating costs, which led to year over year improvements in profitability. The 30% and 32% increase in income from operations in the three and nine months ended October 31, 2011, respectively, as compared to the same periods in the prior fiscal year, was due to the increase in our net revenue, while controlling the growth of operating expenses.

Our total operating margin increased as a percentage of revenue from 15% for the three months ended October 31, 2010 to 16% during the three months ended October 31, 2011. Our total operating margin increased as a percentage of revenue from 14% for the nine months ended October 31, 2010 to 16% during the nine months ended October 31, 2011. The increase in our operating margin was primarily because net revenue increased at a faster rate than the increase in our costs due to cost containment efforts that have continued through the year. Net revenue increased $71.9 million or 15% for the three months ended October 31, 2011, as compared to the same period in the prior fiscal year, while our operating expenses increased $39.8 million, or 11% for the three months ended October 31, 2011. Net revenue increased $199.1 million or 14% for the nine months ended October 31, 2011, as compared to the same period in the prior fiscal year, while our operating expenses increased $111.7 million, or 10% for the nine months ended October 31, 2011. The 11% and 10% increase in operating expenses in the three and nine months ended October 31, 2011, respectively, as compared to the three and nine months ended October 31, 2010 was due to an increase in salaries and benefits due to increased headcount and the return of employee costs which were temporarily suppressed in the prior year such as salary reductions, employee incentives and mandatory vacation, and other costs associated with higher revenue. These increases were partially offset by the decrease in restructuring charges of $10.3 million for the nine months ended October 31, 2011.

We generate a majority of our revenue in the U.S., Japan, Germany, the United Kingdom and France. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from foreign exchange rate changes during the three and nine months ended October 31, 2011, as compared to the same periods in the prior fiscal year. During the three and nine months ended October 31, 2011, net revenue increased 15% and 14%, respectively, compared to the same periods in the prior fiscal year; had applicable exchange rates from the three and nine months ended October 31, 2010 been in effect during the three and nine months ended October 31, 2011, and had we excluded foreign exchange hedge gains and losses from the three and nine months ended October 31, 2011 and 2010 (“on a constant currency basis”), net revenue would have increased 12% and 13%, respectively, compared to the same periods in the prior fiscal year. During the three and nine months ended October 31, 2011, total spend, defined as cost of revenue plus operating expenses, increased 12% and 11%, respectively, compared to the same periods in the prior fiscal year as reported and increased 9% and 8%, respectively, on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 16% of our total net revenue during the three and nine months ended October 31, 2011. Tech Data accounted for 15% and 16% of our total net revenue during the three and nine months ended October 31, 2010, respectively. On October 27, 2011, Tech Data purchased certain assets of Mensch und Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, and on a consolidated basis would have accounted for 20% and 22% of our revenue for the three and nine months ended October 31, 2011, respectively if the acquisition had occurred on February 1, 2011. We believe our business is not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

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

Revenue from flagship products was 57% and 58% of total net revenue during the three and nine months ended October 31, 2011, respectively, and increased 8% for both the three and nine months ended October 31, 2011, as compared to the same periods in the prior fiscal year. Revenue from suites was 27% of total net revenue for both the three and nine months ended October 31, 2011, and increased 36% and 33%, respectively, as compared to the same periods in the prior fiscal year. During the nine months ended October 2011, we released our new design and creation suites that include English language versions of our Autodesk Design Suite, Autodesk Factory Design Suite, Autodesk Product Design Suite, Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Infrastructure Design Suite and Autodesk Plant Design Suite, as well as a Japanese language version of our Autodesk Entertainment Creation Suite. Suites revenue and growth rates for suites consist primarily of revenue from our pre-existing suite families, such as Inventor and Revit suites. Revenue from new and adjacent products was 16% and 15% of total net revenue during the three and nine months ended October 31, 2011, respectively, and increased 11% and 8%, respectively, as compared to the same periods in the prior fiscal year. We anticipate, as our new and existing customers migrate from our stand-alone products, that our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.

At October 31, 2011, we had $1,534.2 million in cash and marketable securities. We completed the quarter ended October 31, 2011 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the fiscal year ended January 31, 2011. Our deferred revenue balance at October 31, 2011 included $552.9 million related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. We repurchased 3.5 million shares of our common stock for $94.3 million during the three months ended October 31, 2011 and

7.7 million shares of our common stock for $263.7 million during the nine months ended October 31, 2011. Comparatively, we repurchased 2.5 million shares of our common stock for $74.9 million during the three months ended October 31, 2010 and we repurchased 7.0 million shares of our common stock for $204.1 million during the nine months ended October 31, 2010.

Results of Operations

Net Revenue

	Three Months Ended October 31, 2011	Increase compared to prior fiscal year		Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	Increase compared to prior fiscal year		Nine Months Ended October 31, 2010
(in millions)		$	%			$	%
Net Revenue:
License and other	$331.4	$49.4	18%	$282.0	$987.4	$144.9	17%	$842.5
Maintenance	217.2	22.5	12%	194.7	635.8	54.2	9%	581.6

	$548.6	$71.9	15%	$476.7	$1,623.2	$199.1	14%	$1,424.1

Net Revenue by Geographic Area:
Americas	$200.4	$21.1	12%	$179.3	$572.9	$64.0	13%	$508.9
Europe, Middle East and Africa	201.8	18.9	10%	182.9	628.7	58.4	10%	570.3
Asia Pacific	146.4	31.9	28%	114.5	421.6	76.7	22%	344.9

	$548.6	$71.9	15%	$476.7	$1,623.2	$199.1	14%	$1,424.1

Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$209.7	$36.4	21%	$173.3	$618.7	$84.1	16%	$534.6
Architecture, Engineering and Construction	152.2	15.8	12%	136.4	451.5	45.2	11%	406.3
Manufacturing	133.5	16.8	14%	116.7	392.5	55.2	16%	337.3
Media and Entertainment	53.2	2.9	6%	50.3	160.5	14.6	10%	145.9

	$548.6	$71.9	15%	$476.7	$1,623.2	$199.1	14%	$1,424.1

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses and upgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services and collaborative project management services.

Total license and other revenue increased 18% during the three months ended October 31, 2011, as compared to the three months ended October 31, 2010. This increase was primarily due to the 11% increase in revenue from commercial new seat licenses during the three months as compared to the same period in the prior fiscal year. During the three months ended October 31, 2011, the 11% increase in commercial new seat licenses was due to the increase in the number of seats sold. Commercial new seat license revenue, as a percentage of license and other revenue, was 66% and 70% for the three months ended October 31, 2011 and 2010, respectively.

Total license and other revenue increased 17% during the nine months ended October 31, 2011, as compared to the nine months ended October 31, 2010. This increase was primarily due to the 15% increase in revenue from commercial new seat licenses during the nine months as compared to the same period in the prior fiscal year. During the nine months ended October 31, 2011, 11 percentage points of the 15% increase in commercial new seat licenses was due to the increase in the number of seats sold and 4 percentage points was due to an increase in the average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 67% and 69% for the nine months ended October 31, 2011 and 2010, respectively.

Also contributing to the increase in license and other revenue during the three and nine months ended October 31, 2011, as compared to the same periods in the prior fiscal year, was an increase in upgrade revenue, of 17% and 29%, respectively. Upgrade revenue was higher during the three months ended October 31, 2011 as compared to the same period in the prior fiscal year due to an increase in large enterprise transactions, customers migrating from stand alone products to suites and a promotion that was run related to the education solutions suites. Upgrade revenue was higher during the nine months ended October 31, 2011, as compared to the same period of the prior fiscal year, primarily due to an ACAD LT upgrade promotion during the first quarter of fiscal 2012 and the promotion related to the education solutions suites in the third quarter of fiscal 2012 mentioned above.

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

Maintenance revenue increased 12% during the three months ended October 31, 2011, as compared to the three months ended October 31, 2010, primarily due to an 11% increase in commercial maintenance revenue. The 11% increase in commercial maintenance revenue was due to an 8 percentage point increase from commercial enrollment during the corresponding maintenance contract term and a 3 percentage point increase from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both the three months ended October 31, 2011 and 2010.

Maintenance revenue increased 9% during the nine months ended October 31, 2011, as compared to the nine months ended October 31, 2010, primarily due to a 9% increase in commercial maintenance revenue. The 9% increase in commercial maintenance revenue was due to a 7 percentage point increase from commercial enrollment during the corresponding maintenance contract term and a 2 percentage point increase from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for the both the nine months ended October 31, 2011 and 2010. Total subscription program enrollment at both October 31, 2011 and January 31, 2011 consisted of about 3.1 and 2.9 million users, respectively.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. Net maintenance billings increased 18% and 20% during the three and nine months ended October 31, 2011, respectively, as compared to the three and nine months ended October 31, 2010. This increase was due to an increase in maintenance renewals, new multi-year maintenance contracts, and the impact from the upgrade promotions mentioned above in “License and Other Revenue.”

Deferred revenue at October 31, 2011 and January 31, 2011, was $619.9 million and $587.9 million, respectively. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $5.5 million during the nine months ended October 31, 2011 from $27.5 million at January 31, 2011 to $22.0 million at October 31, 2011. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 12% during the three months ended October 31, 2011, as compared to the same period in the prior fiscal year. This increase in net revenue in the Americas was primarily due to a 53% increase in upgrade revenue, primarily driven by a promotion related to our education solutions suites, and a 9% increase in maintenance revenue. Net revenue in the Americas geography increased by 13% during the nine months ended October 31, 2011, as compared to the same period in the prior fiscal year. This increase was primarily due to a 12% increase in new seat revenue and a 52% increase in upgrade revenue, primarily driven by a promotion related to our education solution suites, in the Americas during the nine months ended October 31, 2011 as compared to the nine months ended October 31, 2010. Maintenance revenue increased 9% during the nine months ended October 31, 2011 as compared to the same period in the prior fiscal year.

Net revenue in the EMEA geography increased by 10%, or 8% on a constant currency basis, during the three months ended October 31, 2011 as compared to the same period in the prior fiscal year. The increase was primarily due to a 15% increase in new seat revenue and a 10% increase in maintenance revenue in the EMEA geography during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010. The increase in our revenue in this geography was led by the United Kingdom, Germany and France. Net revenue in the EMEA geography increased by 10%, or 11% on a constant currency basis, during the nine months ended October 31, 2011 as compared to the same period in the prior fiscal year. The increase was primarily due to a 14% increase in new seat revenue and a 5% increase in maintenance revenue in this geography during the nine months ended October 31, 2011 as compared to the nine months ended October 31, 2010. The increase in our revenue in this geography was led by the Russian Federation, the United Kingdom and Belgium.

Net revenue in the APAC geography increased by 28%, or 19% on a constant currency basis, during the three months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 20% increase in new seat revenue and a 21% increase in maintenance revenue. Net revenue expansion in this geography during the three months ended October 31, 2011 was led by Japan, Australia and South Korea. Net revenue in the APAC geography increased by 22%, or 15% on a constant currency basis, during the nine months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 19% increase in new seat revenue and 21% increase in maintenance revenue. Net revenue expansion in this geography during the nine months ended October 31, 2011 was led by Japan, Australia and South Korea. Net revenue in the APAC geography during the three and nine months ended October 31, 2011 also benefited from a large transaction with revenue recognized of approximately $11.0 million, which was recorded in our Platform Solutions and Emerging Business segment.

Net revenue in emerging economies increased 15% during the three months ended October 31, 2011 as compared to the same period in the prior fiscal year, primarily due to revenue increases from the Russian Federation, China and India. This growth was a significant factor in our international sales growth during the three months ended October 31, 2011. Revenue from emerging economies represented 16% of total net revenue for both the three months ended October 31, 2011 and 2010. Net revenue in emerging economies increased 17% during the nine months ended October 31, 2011 as compared to the same period in the prior fiscal year, primarily due to revenue from the Russian Federation, India and Mexico. This growth was a significant factor in our international sales growth during the nine months ended October 31, 2011. Revenue from emerging economies represented 16% and 15% of total net revenue during the nine months ended October 31, 2011 and 2010, respectively.

International net revenue represented 71% and 72% of our total net revenue for the three and nine months ended October 31, 2011, respectively, as compared to 70% and 71% during the respective periods of the prior fiscal year. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Net revenue from Japan was $65.4 million and $184.3 million for the three and nine months ended October 31, 2011, respectively, or approximately 12% and 11% of our total net revenue, during the three and nine months ended October 31, 2011, respectively. Although we believe the impact of the disasters in Japan in March 2011 on our future financial results will be immaterial, the pace of recovery has created an element of uncertainty on our future financial results. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, the U.S. debt downgrade and weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

Net revenue for PSEB, which includes our Autodesk Design Suite, increased 21% during the three months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 17% increase in revenue from our AutoCAD LT products. During the nine months ended October 31, 2011, net revenue for PSEB increased 16% as compared to the same period of the prior fiscal year primarily due to a 13% increase in revenue from our AutoCAD LT products. Net revenue in PSEB during the three and nine months ended October 31, 2011 also benefited from a large transaction in the APAC geography that is mentioned above.

Net revenue for AEC increased 12% during the three months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 24% increase in revenue from our Revit family of products, which includes our Autodesk Building Design Suite. During the nine months ended October 31, 2011, net revenue for AEC increased 11% as compared to the same period of the prior fiscal year primarily due to a 19% increase in revenue from our Revit family of products which includes our Autodesk Building Design Suite.

Net revenue for MFG increased 14% during the three months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 14% increase in revenue from our Inventor family of products, which includes the Autodesk Product Design Suite. During the nine months ended October 31, 2011, net revenue for MFG increased 16% as compared to the same period of the prior fiscal year primarily due to a 16% increase in revenue from our Inventor family of products, which includes the Autodesk Product Design Suite.

Net revenue for M&E increased 6% during the three months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to a 15% increase in revenue from our Animation product group, which includes our Autodesk Entertainment Creation Suite, offset by a 13% decrease in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 13% increase in Autodesk Maya related products. During the nine months ended October 31, 2011, net revenue for M&E increased 10% as compared to the same period in the prior fiscal year, primarily due to a 16% increase in revenue from our Animation product group, offset by a 3% decrease in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 17% increase in revenue from Autodesk Maya related products.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended October 31, 2011	Increase compared to prior fiscal year		Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	Increase compared to prior fiscal year		Nine Months Ended October 31, 2010
(in millions)		$	%			$	%
Cost of revenue:
License and other	$50.5	$10.2	25%	$40.3	$138.8	$16.8	14%	$122.0
Maintenance	9.1	0.9	11%	8.2	32.8	6.6	25%	26.2

	$59.6	$11.1	23%	$48.5	$171.6	$23.4	16%	$148.2

As a percentage of net revenue	11%			10%	11%			10%

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

Cost of license and other revenue increased 25% and 14% during the three and nine months ended October 31, 2011, respectively, as compared to the same periods in the prior fiscal year, primarily due to increased support costs and lower margin consulting engagements.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue increased 11% and 25% during the three and nine months ended October 31, 2011, respectively, as compared to the same periods in the prior fiscal year, due to an increase in maintenance support headcount and increased annual fulfillment costs related to supplying USB flash drives of our suites products.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense. We expect cost of revenue to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011.

Marketing and Sales

	Three Months Ended October 31, 2011	Increase compared to prior fiscal year		Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	Increase compared to prior fiscal year		Nine Months Ended October 31, 2010
(in millions)		$	%			$	%
Marketing and sales	$206.2	$21.1	11%	$185.1	$609.1	$60.0	11%	$549.1
As a percentage of net revenue	38%			39%	38%			39%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, and the expense of travel, entertainment and training for such personnel, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment. Marketing and sales expenses increased 11% for both the three and nine months ended October 31, 2011, as compared to the same periods in the prior fiscal year, primarily due to higher employee-related costs related to salaries and fringe benefits primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012. We expect marketing and sales expense to slightly increase in absolute dollars, but to decrease as a percentage of net revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011.

Research and Development

	Three Months Ended October 31, 2011	Increase compared to prior fiscal year		Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	Increase compared to prior fiscal year		Nine Months Ended October 31, 2010
(in millions)		$	%			$	%
Research and development	$141.2	$18.4	15%	$122.8	$417.0	$47.7	13%	$369.3
As a percentage of net revenue	26%			26%	26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors. Research and development expenses increased 15% and 13% during the three and nine months ended October 31, 2011, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in salaries and fringe benefits primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012. We expect research and development expense to increase in absolute dollars and increase as a percentage of net revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011.

General and Administrative

	Three Months Ended October 31, 2011	Increase compared to prior fiscal year		Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	Increase compared to prior fiscal year		Nine Months Ended October 31, 2010
(in millions)		$	%			$	%
General and administrative	$51.4	$0.3	1%	$51.1	$163.0	$14.3	10%	$148.7
As a percentage of net revenue	9%			11%	10%			10%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, as well as professional fees for legal and accounting services, amortization of acquisition related customer relationships and trade names, expense of travel, entertainment and training, expense of communication and the cost of supplies and equipment. General and administrative expenses increased 1% and 10% during the three and nine months ended October 31, 2011, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in amortization of acquisition related customer relationships and trade names and an increase in salaries and fringe benefits primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012. We expect general and administrative expenses to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011.

Restructuring Charges

	Three Months Ended October 31, 2011	Decrease compared to prior fiscal year		Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	Decrease compared to prior fiscal year		Nine Months Ended October 31, 2010
(in millions)		$	%			$	%
Restructuring	$—	$—	0%	$—	$(1.3)	$(10.3)	-114%	$9.0
As a percentage of net revenue	0%			0%	0%			1%

In connection with our restructuring plans, we recorded a favorable adjustment for changes in previous estimates during the nine months ended October 31, 2011. During the three and nine months ended October 31, 2010, we reduced the number of employees by approximately 20 and 190 positions globally, respectively, and recorded restructuring charges of zero and $9.0 million, respectively, which related to one-time employee termination benefits. See Note 14, “Restructuring Reserve,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in millions)	2011	2010	2011	2010
Interest and investment income, net	$0.5	$3.1	$3.6	$6.7
Gain/(loss) on foreign currency	0.3	(1.1)	0.2	(11.2)
Other income	0.3	0.5	2.4	3.7

Interest and other income (expense), net	$1.1	$2.5	$6.2	$(0.8)

Interest and other income (expense), net, decreased $1.4 million during the three months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to the decrease of $2.6 million in interest and investment income, partially offset by gains on foreign currency. The $0.3 million gain and $1.1 million loss on foreign currency in the three months ended October 31, 2011 and 2010, respectively, is primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. Interest and other income (expense), net, increased $7.0 million during the nine months ended October 31, 2011, as compared to the same period in the prior fiscal year, primarily due to gains on foreign currency. The $0.2 million gain and the $11.2 million loss on foreign currency in the nine months ended October 31, 2011 and 2010, respectively, is primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of the gain (loss) on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 20% and 21% during the three and nine months ended October 31, 2011, respectively, compared to 25% and 24% during the three and nine months ended October 31, 2010, respectively. Our effective tax rate decreased during the three months ended October 31, 2011 as compared to the same period in the prior fiscal year primarily due to an increase in discrete tax benefits associated with changes in estimates related to Autodesk’s tax return filings in fiscal 2012 and tax detriment from a California tax rate change and related valuation allowance recorded in fiscal 2011 as well as an increase in tax benefits in fiscal 2012 from foreign earnings taxed at lower rates. Excluding the impact of discrete tax items primarily associated with changes in estimates related to tax return filings and stock-based compensation benefits of $3.3 million and $7.8 million in the three and nine months ended October 31, 2011, respectively, the effective tax rate for both the three and nine months ended October 31, 2011 was 24%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates and research and development credits partially offset by the impact of non-deductible stock-based compensation expense.

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

At October 31, 2011, we had net deferred tax assets of $172.9 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2011, and 2010, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
	(Unaudited)		(Unaudited)
Gross profit	$489.0	$428.2	$1,451.6	$1,275.9
Non-GAAP gross profit	$501.0	$437.2	$1,482.1	$1,301.8
Gross margin	89%	90%	89%	90%
Non-GAAP gross margin	91%	92%	91%	91%
Income from operations	$90.2	$69.2	$263.8	$199.8
Non-GAAP income from operations	$135.1	$100.3	$393.0	$312.7
Operating margin	16%	15%	16%	14%
Non-GAAP operating margin	25%	21%	24%	22%
Net income	$72.8	$53.6	$213.3	$150.4
Non-GAAP net income	$102.1	$75.0	$299.3	$227.7
Diluted earnings per share (1)	$0.32	$0.23	$0.91	$0.64
Non-GAAP diluted earnings per share (1)	$0.44	$0.32	$1.28	$0.97

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Gross profit	$489.0	$428.2	$1,451.6	$1,275.9
Stock-based compensation expense	0.9	0.6	2.8	2.1
Amortization of purchased intangibles (1)	11.1	8.4	27.7	23.8

Non-GAAP gross profit	$501.0	$437.2	$1,482.1	$1,301.8

Gross margin	89%	90%	89%	90%
Stock-based compensation expense	0%	0%	0%	0%
Amortization of purchased intangibles	2%	2%	2%	1%

Non-GAAP gross margin	91%	92%	91%	91%

Income from operations	$90.2	$69.2	$263.8	$199.8
Stock-based compensation expense	25.6	17.0	78.8	62.3
Amortization of purchased intangibles (1)	19.3	14.1	51.7	41.6
Restructuring charges	—	—	(1.3)	9.0

Non-GAAP income from operations	$135.1	$100.3	$393.0	$312.7

Operating margin	16%	15%	16%	14%
Stock-based compensation expense	5%	3%	5%	4%
Amortization of purchased intangibles (1)	4%	3%	3%	3%
Restructuring charges	0%	0%	0%	1%

Non-GAAP operating margin	25%	21%	24%	22%

Net income	$72.8	$53.6	$213.3	$150.4
Stock-based compensation expense	25.6	17.0	78.8	62.3
Amortization of purchased intangibles (1)	19.3	14.1	51.7	41.6
Restructuring charges	—	—	(1.3)	9.0
Discrete tax provision items	(4.2)	0.3	(7.4)	(1.3)
Income tax effect of non-GAAP adjustments	(11.4)	(10.0)	(35.8)	(34.3)

Non-GAAP net income	$102.1	$75.0	$299.3	$227.7

Diluted net income per share (2)	$0.32	$0.23	$0.91	$0.64
Stock-based compensation expense	0.11	0.07	0.34	0.26
Amortization of purchased intangibles (1)	0.08	0.06	0.22	0.18
Restructuring charges	—	—	(0.01)	0.04
Discrete tax provision items	(0.02)	—	(0.03)	(0.01)
Income tax effect of non-GAAP adjustments	(0.05)	(0.04)	(0.15)	(0.14)

Non-GAAP diluted net income per share (2)	$0.44	$0.32	$1.28	$0.97

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships and trade names for acquisitions subsequent to December 2005.
(2)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

At October 31, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,534.2 million and net accounts receivable of $259.2 million. In addition, at October 31, 2011 we had a line of credit facility that permitted unsecured short-term borrowings of up to $400.0 million that we entered into in May 2011 and replaced our $250.0 million line of credit facility that would have expired in August 2012. During the three and nine months ended October 31, 2011 and 2010, we had no borrowings or repayments under our current or prior line of credit facility. This credit facility is available for working capital and general corporate purposes and expires in May 2016.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,466.9 million at January 31, 2011 to $1,534.2 million at October 31, 2011 is principally the result of cash generated from operations and to a lesser extent, the proceeds from the issuance of common stock following stock option exercises. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock, business combinations, capital expenditures, including developed technologies, and other investing activities. Cash generated from operations was positively impacted by higher net revenue.

The primary source for net cash provided by operating activities of $398.3 million for the nine months ended October 31, 2011 was net income of $213.3 million increased by the effect of non-cash expenses totaling $164.0 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $55.3 million. The primary source of working capital was an increase in deferred revenue, a decrease in accounts receivable and an increase in accounts payable. Our days sales outstanding in trade receivables was 43 at October 31, 2011 compared to 55 days at January 31, 2011. The days sales outstanding decrease relates primarily to seasonality in our subscription contract renewals; subscription billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were for the purchase of shares under the Employee Stock Purchase Plan (“ESP Plan”) and payment of the reduction of the accrued expenses primarily related to our fiscal 2011 employee bonus accrual and fourth quarter fiscal 2011 commissions. At October 31, 2011, our short-term investment portfolio had an estimated fair value of $240.3 million and a cost basis of $239.3 million. The portfolio fair value consisted of $127.0 million invested in commercial paper and corporate securities, $50.1 million invested in U.S. government agency securities, $32.7 million invested in mutual funds, $15.4 million invested in U.S. treasury securities, $10.0 million invested in municipal securities, $4.8 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year and $0.3 million invested in other short-term securities.

At October 31, 2011, $32.7 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 11, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; capital expenditures; and funding restructuring costs.

As of October 31, 2011, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Our existing cash, cash equivalents and investment balances may decline in fiscal 2012 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing credit facility at December 6, 2011 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $426.0 million and $401.6 million at October 31, 2011 and January 31, 2011, respectively.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is largely to help offset the dilution to net income per share caused by the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. In December 2007, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares; at October 31, 2011, all shares have been repurchased under this plan. In December 2010, the Board of Directors approved an additional plan which authorized the repurchase of 20.0 million shares; at October 31, 2011, 3.3 million repurchases have been made under this plan. These plans do not have a fixed expiration date. During the three and nine months ended October 31, 2011, we repurchased 3.5 million and 7.7 million shares of our common stock, respectively. At October 31, 2011, 16.7 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 16, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended October 31, 2011:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1—August 31	1,276.0	$26.27	1,276.0	18,966.5
September 1—September 30	2,226.5	27.31	2,226.5	16,740.0
October 1—October 31	—	—	—	16,740.0

Total	3,502.5	$26.93	3,502.5	16,740.0

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)

These amounts correspond to the plans approved by the Board of Directors in December 2007 and December 2010 that each authorized the repurchase of 20.0 million shares. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended October 31, 2011.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of October 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Upgrade—In an upgrade, a customer pays an incremental fee at currently available prices toward the purchase of the latest version of the same product. Upgrades are available only for licenses of software that are three versions prior to the latest version available or newer; the license to the previous version of the product is terminated. A similar exchange and termination of a previous version of a product that is four versions prior to the latest version available or older, is recorded as commercial new revenue. An upgrade also includes a crossgrade where a customer pays an incremental fee at currently available prices toward the purchase of a different product; the license to the previous product is terminated.

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

Constant currency growth rates—We attempt to represent the changes in the underlying business operations by eliminating fluctuations caused by changes in foreign currency exchange rates as well as eliminating hedge gains or losses recorded within the current and comparative period. Our constant currency methodology removes all hedging gains and losses from the calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2011 and January 31, 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $426.0 million and $401.6 million at October 31, 2011 and January 31, 2011, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2011 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2011 and January 31, 2011 would increase the fair value of our foreign currency contracts by $36.4 million and $31.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2011 and January 31, 2011 would decrease the fair value of our foreign currency contracts by $21.5 million and $26.6 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At October 31, 2011, we had $1,231.6 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $941.0 million, if interest rates were to change by 10%, this would result in a $0.1 million change in annual interest income. Further, at October 31, 2011, we had approximately $308.5 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $2.1 million and $4.1 million respectively, over a twelve month period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These actions may impact, and over the past several years have negatively impacted, our business, financial results and financial condition. In addition, these factors may cause, and over the past several years have caused, us to restructure our business and in turn incur restructuring charges as well as take impairment charges on some of our long-term assets. In addition, the improvement of our financial performance over the past several fiscal quarters may be negatively impacted by:

•	lack of credit available to and the insolvency of key channel partners, impairing our distribution channels and cash flows;

•	counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves and third-party fulfillment of hedging transactions;

•	counterparty failures negatively affecting our insured risks;

•	inability of banks to honor our existing line of credit, which could increase our borrowing expenses or eliminate our ability to obtain short-term financing; and

•	decreased borrowing and spending by our end users on small and large projects in the industries we serve, thereby reducing demand for our products.

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

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our financial results in Europe during our third quarter are usually affected by a slower summer period, and our Asia Pacific operations typically experience seasonal slowing in our third and fourth quarters.

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

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity investments. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the diversion of management’s time and attention. Our recent increase in the number of acquisitions further exacerbates these risks.

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

If we do not maintain good relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, is negatively impacted by the recent consolidation between two important distributors, or is not provided the right mix of incentives to sell our products, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and nine months ended October 31, 2011, approximately 85% and 86%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 16% of our total net revenue for both the three and nine months ended October 31, 2011, as compared to 15% and 16% for the three and nine months ended October 31, 2010, respectively.

On October 27, 2011, Tech Data purchased certain assets of Mensch und Maschine Software (“MuM”) in Europe. MuM has been a European distributor of our products in that region. The acquisition concentrates additional sales through Tech Data and on a consolidated basis would have accounted for 20% and 22% of our revenue for the three and nine months ended October 31, 2011, respectively if the acquisition had occurred on February 1, 2011. Although we believe that we are not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

We derive a substantial portion of our net revenue from sales of licenses of a small number of our products, including AutoCAD software, products based on AutoCAD, which includes our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and nine months ended October 31, 2011, combined revenue from our AutoCAD and AutoCAD LT products represented 31% and 33%, respectively, of our total net revenue.

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

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our condensed consolidated financial position, results of operations and cash flows. In addition, as we evolve and change our business and sales models, we are currently unable to determine how these potential changes may impact our new models, particularly in the area of revenue recognition.

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

There were no sales of unregistered securities during the three months ended October 31, 2011.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

10.1 *	Relocation Policy Addendum for Mark Hawkins (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

Exhibit No.	Description

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 6, 2011

AUTODESK, INC.
(Registrant)

/s/ PAMELA J. STRAYER
Pamela J. Strayer
Vice President and Corporate Controller
(Principal Accounting Officer)