Form 10-K
period 2012-01-31
AUTODESK INC
filed 2012-03-15
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 0-14338
_____________________________________________________________
AUTODESK, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2819853
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

111 McInnis Parkway, San Rafael, California	94903
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 507-5000
 _____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 227.9 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 29, 2011, the last trading day of our second fiscal quarter) was approximately $7.8 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2012, registrant had outstanding approximately 227.3 million shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2012.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; our belief that the strength of our channel network, technological leadership, brand recognition, breadth of product line and large installed base are benefitting us as global economies recover; expected trends in certain financial metrics; expected market trends, including the growth of cloud, mobile and social computing; our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and our ability to successfully increase sales of product suites as part of our overall sales strategy; our belief that emerging economies continue to present long-term growth opportunities for us; the impact of our restructuring activities; the sufficiency of our cash to meet our working capital and operating resource expenditure requirements over the next 12 months and our ability to generate sufficient future taxable income in appropriate tax jurisdictions to realize our net deferred tax assets. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities Exchange Commission. We assume no obligation to update forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1. BUSINESS
Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.
GENERAL
We are a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; manufacturing; and digital media and entertainment industries. Our sophisticated software products enable our customers to experience their ideas before they are real by allowing them to imagine, design and create their ideas and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities allow our customers to optimize and improve their designs, help save time and money, improve quality and foster innovation. Our software products are sold globally, both directly to customers and through a network of resellers and distributors.
Segments
We are organized into four reportable operating segments:

•	Platform Solutions and Emerging Business (“PSEB”), which accounted for 38% of our net revenue in fiscal 2012,

•	Architecture, Engineering and Construction (“AEC”), which accounted for 28% of our net revenue in fiscal 2012,

•	Manufacturing (“MFG”), which accounted for 24% of our net revenue in fiscal 2012; and,

•	Media and Entertainment (“M&E”), which accounted for 10% of our net revenue in fiscal 2012.
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

The principal products and services of these segments include the following:

•
Flagship products, which accounted for approximately 58% of our net revenue in fiscal 2012, are our core standalone horizontal, vertical and model-based design products including AutoCAD, AutoCAD LT, AutoCAD Civil 3D, AutoCAD Mechanical, AutoCAD Architecture, Autodesk 3ds Max and Autodesk Maya.

•
Suites, which accounted for approximately 27% of our net revenue in fiscal 2012, are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective, including Autodesk Product Design Suites, Autodesk Building Design Suites, Autodesk Educational Suites and Autodesk Entertainment Creation Suites.

•
New and Adjacent products, which accounted for approximately 16% of our net revenue in fiscal 2012, are new product offerings as well as products that are not considered flagship or suites including Autodesk Creative Finishing products, Autodesk Moldflow products, Autodesk Navisworks products and Autodesk Robot Structural Analysis.

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
PRODUCTS
The principal product offerings from Autodesk’s different segments are as follows:
PSEB
Our PSEB segment includes our design product, AutoCAD. Our AutoCAD product is a platform product that underpins our design product offerings for all the industries we serve. For example, our AEC and MFG segments offer tailored versions of AutoCAD software for the industries they serve. Our AutoCAD product also provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB’s revenue primarily includes revenue from sales of licenses of our design products, AutoCAD and AutoCAD LT, as well as the Autodesk Design Suite and many other design and consumer products. The segment’s principal product offerings included the following during fiscal 2012:
•AutoCAD
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
AEC
Our AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Our AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, collaboration and project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordinated information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. The segment’s principal product offerings included the following during fiscal 2012:

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
MFG
Our MFG segment provides manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Our solutions for digital prototyping are scalable, attainable, cost-effective and allow for real-world simulation, enabling a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s principal product offerings included the following during fiscal 2012:

•	Autodesk Inventor
Autodesk Inventor allows manufacturers to go beyond 3D design to digital prototyping by giving engineers a comprehensive and flexible set of tools for 3D mechanical design, simulation, analysis, tooling, visualization and documentation. With Autodesk Inventor, engineers can integrate AutoCAD drawings and model-based design data into a single digital model, creating a virtual representation of a final product that enables them to validate the form, fit, and function of the product before it is ever built. Digital prototyping with Autodesk Inventor enables manufacturers to design, visualize, and simulate products digitally, helping them to build better products, reduce development costs, and get to market faster.

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
M&E
Our M&E segment is comprised of two product groups: Animation and Creative Finishing. Animation products are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Creative Finishing products are primarily sold as turnkey solutions for editing, finishing and visual effects design, and color grading. Principal product offerings in our M&E segment’s Animation and Creative Finishing product groups included the following during fiscal 2012:
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
Design and Creation Suites
In addition to the principal product segment offerings above, we also offer design and creation suites that combine multiple products across segments.  Our new design and creation suites were introduced during the second quarter of fiscal 2012 and provide comprehensive workflows for specific needs in building design, product design, entertainment creation and more. These compatible sets of tools offer interoperability and capabilities that leverage the familiarity of our leading design and visualization solutions, in a single economical and convenient package. Our new design and creation suites include the following product classes: Autodesk Design Suites, Building Design Suites, Entertainment Creation Suites, Factory Design Suites, Infrastructure Design Suites, Plant Design Suites and Product Design Suites.
PRODUCT DEVELOPMENT AND INTRODUCTION
The technology industry is characterized by rapid technological change in computer hardware, operating systems and software. In addition, our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance of our software. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products. We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. Research and development expenditures were $566.5 million or 26% of fiscal 2012 net revenue, $496.2 million or 25% of fiscal 2011 net revenue and $457.5 million or 27% of fiscal 2010 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.
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

In addition, our business and our customers benefit from our relationships with a network of over 3,600 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.
For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”
MARKETING AND SALES
We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 2,000 resellers and distributors worldwide. For fiscal 2012, approximately 84% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Sales through our largest distributor, Tech Data Corporation and its affiliates, accounted for 17%, 16% and 14% of our net revenue for fiscal years 2012, 2011 and 2010, respectively. On October 27, 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 21%, 22% and 21% of our net revenue for fiscal years 2012, 2011 and 2010, if the acquisition had taken place at the beginning of fiscal 2010. We believe our business is not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor or reseller accounted for 10% or more of our revenue.
Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2012 net revenue in the Americas, EMEA and APAC was $798.5 million, $862.2 million and $554.9 million, respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.
We also work directly with reseller and distributor sales organizations, computer manufacturers, other software developers and peripherals manufacturers in cooperative advertising, promotions and trade-show presentations. We employ mass-marketing techniques such as webcasts, seminars, telemarketing, direct mailings, advertising in business and trade journals and social media. We have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.
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
Upgrade pricing offers customers who are not on our maintenance program an opportunity to purchase upgrades to the most current version of the same product for an incremental fee at current available prices, but only to the extent that they are still on an Autodesk-supported version of our product. An upgrade also includes a crossgrade where a customer pays an incremental fee at currently available prices toward the purchase of a different product, which generally has a higher price. The cost of an upgrade is less than the cost of purchasing a new license. During fiscal 2012, customers could upgrade from software that is three versions prior to the latest version available or newer at a percentage of a full license; the license of the previous version of the product is terminated. Revenue from upgrades are reported on our Consolidated Statements of Operations in

“License and other.”
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
DEVELOPER PROGRAMS
One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products. Over 3,600 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.
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
Our competitors range from large, global, publicly traded companies to small, geographically focused firms to solutions produced in-house by their users. Our primary global competitors in these segments include Adobe Systems Incorporated, ANSYS, Inc., Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Google Inc., Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, Nemetschek AG, Parametric Technology Corporation, Siemens Product Lifecycle Software, Inc., and Trimble Navigation Limited.
Our M&E segment also competes with a wide range of different companies from large, global, publicly-traded companies to small private entities. Large organizations that produce products that compete in some or all of our markets include Adobe Systems Incorporated, Apple Inc., Avid Technology, Inc., SONY Corporation and Thomson, among others. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger businesses. As a result, some of our competitors also own subsidiaries that are our customers or our partners in developing or bringing to market some of our solutions. In addition to traditional competitors in developed economies, we encounter new competitors in emerging economies.
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
PRODUCTION AND SUPPLIERS
Production of our PSEB, AEC, MFG and certain M&E software products involves duplication of the software media and, for certain products, the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products such as DVDs and USB flash drives are available from multiple sources. We offer our maintenance customers an electronic software download option for selected product updates. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. For certain products, user manuals are made available by request only as we work toward reducing our cost of shipping and production as well as the use of natural resources. User manuals and packaging materials are produced to our specifications by outside sources. Production is either performed in leased facilities operated by us or by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES
As of January 31, 2012, we employed approximately 7,500 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, could negatively impact our business in the future.
ACQUISTIONS
Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses or certain technology related assets focused in specific markets or industries. For the three years ended January 31, 2012, 2011 and 2010, we acquired a number of companies and certain technology related assets, some of which were accounted for as business combinations. The following acquisitions have had a significant impact on our business:

Date of closing	Company	Details
December 2011	T-Splines, Inc. ("T-Splines")
The T-Splines acquisition strengthens our Digital Prototyping portfolio with more flexible free-form modeling and will help achieve closer integration between industrial design and engineering workflows. T-Splines has been integrated into, and the related goodwill was assigned to the MFG segment.

October 2011	Micro Application Packages Limited ("MAP")
The MAP acquisition expands our portfolio for MEP contractors and fabricators by providing tools for the manufacturing, fabrication and installation of MEP systems. MAP has been integrated into, and the related goodwill was assigned to the AEC segment.

August 2011	Turbo Squid, Inc. (“Turbo Squid”)	The acquisition of certain technology assets from Turbo Squid strengthens our online marketplace platform for our design application users.
August 2011	Instructables, Inc. ("Instructables")
The Instructables acquisition assists makers of all types by linking Instructables' vibrant online community to our software tools and services, such as SketchBook, 123D and Homestyler that allow anyone to explore design ideas and bring them to life. Instructables has been integrated into, and the related goodwill was assigned to the PSEB segment.

March 2011	Blue Ridge Numerics, Inc. ("Blue Ridge")
The Blue Ridge acquisition broadens our solution for Digital Prototyping to provide customers with a spectrum of computational fluid dynamics (CFD) capabilities that help automate fluid flow and thermal simulation decision-making for designs, while eliminating costly physical prototyping cycles. Blue Ridge has been integrated into, and the related goodwill was assigned to the MFG segment.

March 2011	Scaleform Corporation ("Scaleform")
The Scaleform acquisition furthers Autodesk's ability to provide customers with more complete workflows to more rapidly develop immersive 3D and casual game experiences. Scaleform has been integrated into, and the related goodwill was assigned to the M&E segment.

November 2009	PlanPlatform Ltd. (“PlanPlatform”)
The PlanPlatform acquisition accelerates our software as a service technology platform and provided a design team with knowledge of web-based design applications. PlanPlatform has been integrated into, and the related goodwill was assigned to the PSEB segment.

BACKLOG
We have historically reported backlog as consisting of software license product orders that have not yet shipped, and deferred revenue consisting primarily of deferred maintenance revenue from our maintenance program. We no longer consider deferred revenue as part of backlog. For further discussion of deferred revenue, see the Maintenance Revenue section of Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
We typically ship products shortly after receipt of an order, which is common in the software industry. Our backlog is primarily comprised of current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period.
Backlog was $27.1 million at January 31, 2012 compared to $27.5 million at January 31, 2011. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors not related to future trends or events such as the order fulfillment process, the method of software delivery or the linearity of our business within the fiscal period.

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
Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture and AutoCAD Mechanical), Civil 3D, Maya, Plant 3D, and Revit products (standalone).
New and Adjacent—Autodesk new and adjacent products include Autodesk's new product offerings as well as products that are not included in flagship or suites. New and adjacent includes the following services and products: Autodesk Alias Design products, Autodesk Consulting, Autodesk Buzzsaw, Autodesk Constructware, Autodesk consumer products, Autodesk Creative Finishing products, Autodesk Moldflow products, Autodesk Navisworks, Autodesk Simulation, Autodesk Vault products and all other products.
Suites—Autodesk design suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Our new design and creation suites include: Autodesk Design Suite, Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Factory Design Suite, Autodesk Infrastructure Design Suite, Autodesk Plant Design Suite, and Autodesk Product Design Suite. Our previously established suites include: Autodesk Inventor family suites, Autodesk Revit family suites, and education solutions suites.
Upgrade—Upgrades allow customers to pay an incremental fee at currently available prices toward the purchase of the latest version of the same product. Upgrades are available only for licenses of software that are up to three versions prior to the latest version available; an upgrade terminates the license to the previous version of the product. A similar exchange and termination of a previous version of a product that is four versions prior to the latest version available, is recorded as commercial new revenue. Upgrades also includes crossgrades where a customer pays an incremental fee at currently available prices toward the purchase of a different product; the license to the previous product is terminated.

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
As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt and extreme volatility in many financial instrument markets. Although some of these conditions appear to be abating there are a number of mixed indicators and it is not yet clear whether a sustainable recovery is occurring or a renewed slow-down is taking place.
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
Our quarterly financial results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions, including the impact of sales in particular geographies, including emerging economies,

•	the ability of governments around the world to meet their financial and debt obligations, and finance infrastructure projects,

•	lower growth or contraction of our upgrade or maintenance programs,

•	fluctuations in foreign currency exchange rates and the success of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites (“suites”),

•	failure to maintain our revenue growth and profitability,

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

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

•	changes in sales compensation practices,

•	dependence on and the timing of large transactions,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements, and

•	natural disasters such as the earthquakes and tsunami in Japan in March 2011.
We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic conditions. In particular, our financial results in Europe during our third quarter are usually affected by a slower summer period, and our Asia Pacific operations typically experience seasonal slowing in our third and fourth quarters.

Our operating expenses are based in part on our expectations for future revenue and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on our profitability. Greater than anticipated expenses or a failure to maintain rigorous cost controls would also negatively affect profitability. Further, gross margins may be adversely affected if our sales of Creative Finishing products and consulting services, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products and services.
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
We sell our software products both directly to end-users and through a network of distributors and resellers. For the fiscal year ended January 31, 2012, approximately 84%, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.
We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 17%, 16% and 14% of our total net revenue for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.
On October 27, 2011, Tech Data purchased certain assets of Mensch und Maschine Software (“MuM”) in Europe. MuM has been a European distributor of our products in that region. The acquisition concentrates additional sales through Tech Data and on a consolidated basis would have accounted for 21% of our revenue for the fiscal year ended January 31, 2012, respectively if the acquisition had occurred on February 1, 2011. Although we believe that we are not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.
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
Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers' attach and renewal rates may decline or fluctuate as a result of a number of factors, including overall global economy, the health of their businesses, and the perceived value of the maintenance program. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, our maintenance revenue will decline and our financial results will suffer.
In addition, a portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers' attach rates do not change, will have a negative impact on our future maintenance revenue. This in turn would impact our business and harm our financial results.
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
Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

Our business could suffer as a result of risks, costs and charges associated with strategic acquisitions and investments.
We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the diversion of management's time and attention. Our recent increase in the number of acquisitions further exacerbates these risks.
In addition, such acquisitions and investments involve other risks such as:

•	the inability to retain customers, vendors, distributors, business partners, and other entities associated with the acquired business;

•	the potential impact on relationships with existing customers, vendors, distributors as business partners as a result of acquiring another business;

•	the potential that due diligence of the acquired business or product does not identify significant problems;

•	the potential any one or multiple of the investments become impaired in a given reporting period;

•	the potential for incompatible business cultures; and

•	significant transaction or integration-related costs.
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
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•	changes in estimates of future results or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	shortfalls in our expected financial results, including net revenue, earnings or key performance metrics;

•	quarterly variations in our or our competitors' results of operations;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	general socio-economic, political or market conditions; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.
Significant changes in the price of our common stock could expose us to additional costly and time-consuming litigation. Historically, after periods of volatility in the market price of a company's securities, a company becomes more susceptible to securities class action litigation. This type of litigation is often expensive and diverts management's attention and resources.
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
Further, given the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products and the rapid evolution of cloud computing, mobile devices, new computing platforms and other technologies, our executive management team must act quickly, continuously and with vision. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve, fail to internalize and execute on that strategy, we may fail to meet our customers' expectations, fail to compete with our competitors' products and technology and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.
From time to time we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.
As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, and expanding our portfolio of suites and our offering of software as a service, and realign our internal resources in an effort to improve efficiency. We may take such actions without clear indications that they will prove successful. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers' needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.
Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products including suites, if these products are not successful, our net revenue will be adversely affected.
We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which includes our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the fiscal year ended January 31, 2012, combined revenue from our AutoCAD and AutoCAD LT products, not including Suites having AutoCAD or AutoCAD LT as a component, represented 33% of our total net revenue.

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
We are involved in legal proceedings and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity and regulatory inquiries. Like many other high technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices, and the business practices of others in our industry, have increased in recent years. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. While outcomes of such actions vary, any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results could be negatively impacted.
A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and computer systems. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and the like) that could attack our products and computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely mitigate this risk. Like all software products, our software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively impacted.
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
While we have determined that our internal control over financial reporting was effective as of January 31, 2012, as indicated in our Management Report on Internal Control over Financial Reporting, included in this Annual Report on Form 10‑K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.
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
In addition, the SEC has not yet made a determination regarding how or if IFRS will be incorporated into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on the way in which we report financial results.
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
Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country's or region's demand for our products, thereby negatively impacting our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease 1,935,000 square feet of office space in 109 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 25,000 square feet of office space in two locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 284,000 square feet under leases that have expiration dates ranging from February 2012 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.
All facilities are in good condition. Our facilities, excluding those in restructuring, are operating at capacities averaging 82% occupancy worldwide as of January 31, 2012. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows or financial position in a particular period, however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2012
First Quarter	$45.55	$38.47
Second Quarter	45.99	34.34
Third Quarter	35.83	23.41
Fourth Quarter	36.60	29.80
Fiscal 2011
First Quarter	$34.72	$22.95
Second Quarter	34.89	24.05
Third Quarter	36.20	27.36
Fourth Quarter	42.03	33.77
Dividends
We did not declare any cash or stock dividends in either fiscal 2012 or fiscal 2011. We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.
Stockholders
As of January 31, 2012, the number of common stockholders of record was 579. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Issuer Purchases of Equity Securities
The purpose of Autodesk’s stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuances, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. In December 2007, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares; during fiscal 2012 all shares have been repurchased under this plan. In December 2010, the Board of Directors approved an additional plan which authorized the repurchase of 20.0 million shares. These plans do not have a fixed expiration date. During the three and twelve months ended January 31, 2012, we repurchased 2.0 million and 9.7 million shares of our common stock, respectively. At January 31, 2012, 14.7 million shares remained available for repurchase under the existing repurchase authorizations. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock under the stock repurchase programs in open-market transactions during the quarter ended January 31, 2012:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	503.3	$31.18	503.3	16,236.7
December 1 - December 31	1,496.7	31.99	1,496.7	14,740.0
January 1 - January 31	—	—	—	14,740.0
Total	2,000.0	$31.79	2,000.0
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase programs approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in December 2010 that authorizes the repurchase of 20.0 million shares. This plan does not have a fixed expiration date.
There were no sales of unregistered securities during the three months ended January 31, 2012.
Company Stock Performance
The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Software Index.

Comparison of Five Year Cumulative Total Stockholder Return(1)

$140
$120
$100
$80
$60
$40
$20
$0
1/07
1/08
1/09
1/10
1/11
1/12
Autodesk, Inc.
S&P 500
Dow Jones US Software

 ____________________

(1)
Assumes $100 invested on January 31, 2007, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the years ended January 31, 2012, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended January 31, 2009 and 2008 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$2,215.6	$1,951.8	$1,713.7	$2,315.2	$2,171.9
Income from operations	355.6	271.4	65.6	244.5	445.6
Provision for income taxes	(77.6)	(60.0)	(26.7)	(68.9)	(113.8)
Net income(1)	285.3	212.0	58.0	183.6	356.2
Cash flow from operations	573.5	540.8	246.8	593.9	708.5
Common Stock Data:
Basic net income per share	$1.25	$0.93	$0.25	$0.81	$1.55
Diluted net income per share	1.22	0.90	0.25	0.80	1.47
Dividends paid per share	—	—	—	—	—
Income from operations includes the following items(2):
Stock-based compensation expense	$108.8	$80.7	$93.6	$89.5	$99.3
Amortization of acquisition related intangibles	70.3	55.9	58.4	46.6	20.2
Restructuring charges	(1.3)	10.8	48.2	40.2	—
Impairment	—	—	21.0	128.9	—
In-process research and development	—	—	—	26.9	5.5
Employee tax reimbursement related to voluntary stock option review	—	—	—	—	13.7
Provision for income taxes includes the following item:
Establishment of valuation allowance on deferred tax assets	$—	$—	$21.0	$—	$—
At Year End
Total assets	$3,227.8	$2,787.6	$2,447.2	$2,420.7	$2,212.2
Long-term liabilities	390.8	308.5	269.7	309.9	251.4
Stockholders’ equity	1,882.9	1,609.3	1,473.5	1,310.7	1,230.5
 ____________________

(1)	Net income includes the items identified below in “Income from operations” net of tax.

(2)	These items are recorded on a pre-tax basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed below in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product type and geography) and operating expenses, the effect of unemployment and availability of credit, the effects of the U.S. credit downgrade and weak global economic conditions, our backlog, expected trends in certain financial metrics, expected market trends, including the growth of cloud, mobile and social computing, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging activities on our financial results, the impact of natural disaster on our operations and financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and our ability to successfully increase sales of product suites as part of our overall sales strategy, our belief that the strength of our channel network, technological leadership, brand recognition, breadth of product line, and large installed base are benefiting us as global economies recover, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results, and the impact of our restructuring activities. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
Strategy
Autodesk’s vision is to help people imagine, design and create a better world. We do this by developing software for the world’s designers, architects, engineers, and digital artists—the people who create the world's products, buildings, infrastructure, films, and games. Autodesk serves customers in three primary markets: architecture, engineering and construction; manufacturing; and digital media and entertainment.
Our goal is to provide our customers with the world’s most valuable, innovative, and engaging software and services. Our product and services portfolio allow our customers to digitally visualize, simulate, and analyze their projects, helping them to better understand the consequences of their design decisions; save time, money, and resources; and become more innovative.
Today, complex challenges such as globalization, urbanization, and sustainable design are driving our customers to new levels of performance and competitiveness, and we are committed to helping them address those challenges and take advantage of new opportunities. To achieve these goals, we are capitalizing on two of our strongest competitive advantages: our ability to bring advanced technology to mainstream markets, and the breadth and depth of our product portfolio.
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
In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, faculty and students is a key competitive advantage. This network of relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with Autodesk products and extend them for a variety of specialized applications. Users with expertise in our products are broadly and globally available from educational institutions and in the existing workforce. We offer extensive educational programs, including student versions of software, curricula, and faculty development. We have an extensive global community of students who are experienced with our software and poised to become the next generation of professional users – thus reducing the cost of training and providing fresh talent for our customers. Our global network of distributors, resellers, third party developers, customers, educational institutions and students has been developed over our twenty-nine year history. We believe it is an enduring competitive advantage that is difficult for others to replicate.
We continually strive to increase the business value of our design tools to our customers in a number of ways. First, we seek to address an increasing portion of our customers' workflow with products that extend the value of our customers' digital design information into visualization, analysis and simulation. Second, we seek to improve our product interoperability and usability, thus improving our customers' productivity and effectiveness. Third, we continue to develop new ways to deliver capability and value to our customers, such as product suites, cloud-based services, and delivery of our solutions on mobile devices and new hardware platforms. Fourth, we extend our customers' workflow with products for adjacent users and for the “customers of our customers,” thus increasing the value of the design information our customers produce. Finally, we continue to develop new lines of consumer products and services that are delivered and experienced through the Web, tablets, and mobile devices providing our advanced visualization technologies to consumers—a whole new category of Autodesk customer.
Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. Our growth strategy is predicated upon leading the transition in the industries we serve into the cloud in three ways:

•
Grow. We believe sufficient opportunity remains in our PC-based software business and intend to continue to grow this business. In particular we are offering product suites with improved interoperability and usability to enhance our customers' productivity. We are continuing to drive maintenance and new licensing models to better match the business needs of our customers. We will continue emphasis on developing direct relationships with large, global customers and growing in emerging economies.

•
Transform. At the same time we grow our desktop software business, we are migrating many of our products to the cloud. This entails development of new cloud computing infrastructure and restructuring our applications to leverage the cloud. We are also developing new capabilities that are enabled by the cloud such as collaborative PLM and on line simulation. Our goal is to lead our industry in transitioning to the cloud.

•
Expand. We believe that the combination of cloud, mobile, and social computing affords us the opportunity to expand our business into new markets. Our consumer business is an example of this where we have added new customers. We intend to continue to develop businesses such as this to both add new customers and find new capabilities to incorporate in our core business.

We believe that expanding our customers' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For fiscal 2012, revenue from Suites increased 31%, as compared to the prior fiscal year. As a percentage of revenue, suites increased to 27% in fiscal 2012 as compared to 23% in fiscal 2011.
Expanding our geographic coverage is another key element of our growth strategy. While emerging economies are important for all global businesses, we believe they hold special opportunity for Autodesk. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. We believe that emerging economies continue to present long-term growth opportunities for us and revenue from emerging countries increased 16% during fiscal 2012 as compared to fiscal 2011. Revenue from emerging countries represented 16% and 15% of fiscal 2012 and fiscal 2011 net revenue, respectively. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.
Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will acquire products, technology and businesses as compelling opportunities become available. In fiscal 2012, we increased the number, pace and dollars spent on acquisitions in comparison to fiscal 2011, but our decision to acquire businesses or technology is dependent on our business needs, the availability of suitable sellers and technology, and our own financial condition.

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
For multiple element arrangements, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If we do not have VSOE of an undelivered software license, we defer revenue recognition on the entire sales arrangement until all elements for which we do not have VSOE are delivered. If we do not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual service period in the arrangement. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.
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
Marketable Securities.    At January 31, 2012 we had $447.2 million of short and long-term marketable securities. Marketable securities are stated at fair value. As described in Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements, we estimate the fair value of our marketable securities each quarter. Fair value is defined as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash and cash equivalents and the majority of our marketable securities, which we consider to be Level 1 assets and Level 2 assets. However, determining the fair value of marketable securities when observable inputs are not available (Level 3) requires significant judgment. For example we use a discounted cash flow model to estimate the fair value of our convertible debt securities because an active market does not exist for these securities which have been issued by private corporations. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

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
As of January 31, 2012, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.
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
We assess recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If impairment indicators were present based on our undiscounted cash flow models, which include assumptions regarding projected cash flows, we would perform a discounted cash flow analysis to assess impairments on long-lived assets. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of any impairment charge. Impairment charges, if any, result in situations where any fair values of these assets are less than their carrying values.
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
Income Taxes.    We currently have $165.9 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors, including intercompany transfer pricing adjustments. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and may have a significant impact on our effective tax rate.
Stock-Based Compensation.    We measure stock-based compensation cost at the grant date fair value of the award, and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock-based payment awards (including grants of stock options and employee stock purchases related to the employee stock purchase plan) using the Black-Scholes-Merton option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The variables used in the model are reviewed on a quarterly basis and adjusted, as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our commons stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statements of Operations.
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
Overview of Fiscal 2012

	Fiscal Year Ended	As a % of Net Revenue	Fiscal Year Ended	As a % of Net Revenue
	January 31, 2012		January 31, 2011
	(in millions)
Net Revenue	$2,215.6	100%	$1,951.8	100%
Cost of revenue	229.1	10%	196.6	10%
Gross Profit	1,986.5	90%	1,755.2	90%
Operating expenses	1,630.9	74%	1,483.8	76%
Income from Operations	$355.6	16%	$271.4	14%
Our business grew year over year as evidenced by our increases in revenue, gross profit and income from operations. During fiscal 2012, as compared to fiscal 2011, net revenue increased 14%, gross profit increased 13% and income from operations increased 31%. Contributing to the year over year increases in revenue were increases in revenue from new seat licenses, maintenance revenue, revenue for most of our major products, all of our reportable segments, and all of our geographies during fiscal 2012 as compared to the prior fiscal year. The reasons for these increases are discussed below under the heading "Results from Operations." In addition, we continued to make progress in controlling our operating costs, which led to year over year improvements in profitability. The 31% increase in income from operations in fiscal 2012, as compared to fiscal 2011, was due to the increase in our net revenue, while controlling the growth of operating expenses.
Our total operating margin increased as a percentage from 14% for fiscal 2011 to 16% for fiscal 2012. The increase in our operating margin was primarily due to net revenue increasing at a faster rate than the increase in our costs due to our cost containment efforts during fiscal 2012. Net revenue increased $263.8 million or 14% for fiscal 2012, as compared to fiscal 2011, while our operating expenses increased $147.1 million, or 10% for fiscal 2012. The 10% increase in operating expenses in fiscal 2012, as compared to fiscal 2011, was due to an increase in salaries and benefits related to increased headcount and the return of employee costs which were temporarily suppressed in the prior year through salary reductions, employee incentives reductions and mandatory vacation, and other costs associated with higher revenue. These increases were partially offset by the decrease in restructuring charges of $12.1 million.
We believe net revenue for fiscal 2013 will increase by approximately 10% compared to fiscal 2012. We anticipate fiscal 2013 operating margin will increase by approximately 130 basis points compared to fiscal 2012.
We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom and France. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from foreign exchange rate changes during fiscal 2012, as compared to fiscal 2011. Had applicable exchange rates from fiscal 2011 been in effect during fiscal 2012 and had we excluded foreign exchange hedge gains and losses from fiscal 2012, (“on a constant currency basis”), net revenue would have increased 12% compared to the prior fiscal year. During fiscal 2012, total spend, defined as cost of revenue plus operating expenses, increased 11% compared to the prior fiscal year as reported and increased 13% on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.
We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 17% and 16% of our consolidated net revenue during fiscal year 2012 and 2011, respectively. On October 27, 2011, Tech Data purchased certain assets of Mensch und Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 21% and 22% of our net revenue for fiscal years 2012 and 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2011.We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.
Our primary goals for fiscal 2013 are to grow revenue and improve our operating margin percentage by delivering our market-leading products and solutions to our customers and investing in product functionality and new product lines, including suites offerings. However, there can be no assurance that we will achieve our financial goals and improve our financial results. Additionally, we believe that unemployment rates and the availability of credit to major industries we serve are important indicators for our business; if global economic conditions deteriorate we may not achieve our financial goals.
Revenue from flagship products was 58% of total net revenue during fiscal 2012, respectively, and increased 8% for fiscal 2012, as compared to fiscal 2011. Revenue from suites was 27% of total net revenue for fiscal 2012, and increased 31% as compared to fiscal 2011. During fiscal 2012, we released our new design and creation suites that include English language versions of our Autodesk Design Suite, Autodesk Factory Design Suite, Autodesk Product Design Suite, Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Infrastructure Design Suite and Autodesk Plant Design Suite, as well as a Japanese language version of our Autodesk Entertainment Creation Suite. Suites revenue and growth rates for suites consist primarily of revenue from our pre-existing suite families, such as Inventor and Revit suites. Revenue from new and adjacent products was 16% of total net revenue during the fiscal 2012, and increased 8% as compared to fiscal 2011. We anticipate, as our new and existing customers migrate from our stand-alone products, that our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.
At January 31, 2012, we had $1,604.1 million in cash and marketable securities. We completed fiscal 2012 with a higher deferred revenue balance and a higher accounts receivable balance as compared to fiscal 2011. Our deferred revenue balance at January 31, 2012 included $633.3 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. Our maintenance contracts are for a term of one year, but may be two or three year, or occasionally as long as five year terms. We repurchased 9.7 million shares of our common stock for $327.4 million during fiscal 2012. Comparatively, we repurchased 9.0 million shares of our common stock for $280.3 million during fiscal 2011.

Results of Operations
Net Revenue

	Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2010

		$	%		$	%
	(in millions)
Net Revenue:
License and other	$1,357.6	$185.5	16%	$1,172.1	$191.4	20%	$980.7
Maintenance	858.0	78.3	10%	779.7	46.7	6%	733.0
	$2,215.6	$263.8	14%	$1,951.8	$238.1	14%	$1,713.7
Net Revenue by Geographic Area:
Americas	$798.5	$97.0	14%	$701.5	$47.1	7%	$654.4
Europe, Middle East and Africa	862.2	79.4	10%	782.8	111.7	17%	671.1
Asia Pacific	554.9	87.4	19%	467.5	79.3	20%	388.2
	$2,215.6	$263.8	14%	$1,951.8	$238.1	14%	$1,713.7
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$833.1	$116.9	16%	$716.2	$92.2	15%	$624.0
Architecture, Engineering and Construction	626.4	58.4	10%	568.0	54.7	11%	513.3
Manufacturing	540.3	70.3	15%	470.0	83.1	22%	386.9
Media and Entertainment	215.8	18.2	9%	197.6	8.5	4%	189.1
Other	—	—	—	—	(0.4)	(100)%	0.4
	$2,215.6	$263.8	14%	$1,951.8	$238.1	14%	$1,713.7
Fiscal 2012 Net Revenue Compared to Fiscal 2011 Net Revenue
License and Other Revenue
License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses and upgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services and hosted technology solutions.
Total license and other revenue increased 16% during fiscal 2012 as compared to fiscal 2011. This increase was primarily due to the 16% increase in revenue from commercial new seat licenses during fiscal 2012 as compared to fiscal 2011. During fiscal 2012, 13 percentage points of the 16% increase was due to the increase in the number of seats sold, and 3 percentage points was due to an increase in the average net revenue per seat. Commercial new seat revenue, as a percentage of license and other revenue, was 67% for both fiscal 2012 and 2011.
Also contributing to the increase in license and other revenue during fiscal 2012, as compared to fiscal 2011, was the 14% increase in upgrade revenue. Upgrade revenue increased during fiscal 2012 in comparison to fiscal 2011 primarily due to an ACAD LT upgrade promotion during the first quarter of fiscal 2012, an increase in large enterprise transactions, customers migrating from stand-alone products to suites and a promotion that was run related to the education solutions suites.
Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $0.4 million during fiscal 2012 from $27.5 million at January 31, 2011 to $27.1 million at January 31, 2012. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.
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
Maintenance revenue increased 10% during fiscal 2012, as compared to fiscal 2011, primarily due to a 10% increase in commercial maintenance revenue. The 10% increase in commercial maintenance revenue was due to an 8 percentage point increase in commercial enrollment during the corresponding maintenance contract term and a 2 percentage point increase in net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both fiscal 2012 and 2011. Total subscription program enrollment at January 31, 2012 and 2011 consisted of about 3.2 million users and 2.9 million users, respectively.
Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. Our maintenance contracts are for a term of predominantly one year, but may be two or three year, or occasionally as long as five year, terms. Net maintenance billings increased 19% during fiscal 2012 as compared to fiscal 2011. This increase was due to an increase in maintenance renewals, new multi-year maintenance contracts, and the impact from the upgrade promotions mentioned above in "License and Other Revenue."
Deferred revenue for fiscal 2012 and 2011 was $719.2 million and $587.9 million, respectively. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from hosted technology solutions, consulting services and deferred license sales.
Net Revenue by Geographic Area
Net revenue in the Americas geography increased by 14% both as reported and constant currency basis, during fiscal 2012, as compared to fiscal 2011. This increase was primarily due to a 14% increase in revenue from new seats during fiscal 2012 as compared to fiscal 2011. Maintenance revenue increased 10% during fiscal 2012 as compared to fiscal 2011. This increase in our revenue in this geography was led by the U.S. and Canada.
Net revenue in the EMEA geography increased by 10% both as reported and constant currency basis, during fiscal 2012 as compared to fiscal 2011. The increase was primarily due to a 14% increase in new seat revenue and a 6% increase in maintenance revenue. The increase in our revenue in this geography was led by the Russian Federation, Belgium, United Kingdom and Germany.
Net revenue in the APAC geography increased by 19%, or 12% on a constant currency basis, during fiscal 2012, as compared to fiscal 2011, primarily due to a 20% increase in new seat revenue and a 21% increase in maintenance revenue. Net revenue expansion in the APAC geography during fiscal 2012 occurred in virtually all countries, led by Japan and followed by Australia and South Korea.
Net revenue in emerging economies increased by 16%, or 13% on a constant currency basis, during fiscal 2012 as compared to fiscal 2011, primarily due to revenue from the Russian Federation, India, Mexico, and Brazil. This growth was a significant factor in our international sales growth during fiscal 2012. Revenue from emerging economies represented 16% of net revenue for fiscal 2012 and 15% for fiscal 2011.
International net revenue represented 72% and 71% of our net revenue in fiscal 2012 and fiscal 2011, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, the U.S. credit-rating downgrade and weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.
Net Revenue by Operating Segment
We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

Net revenue for PSEB, which includes our Autodesk Design Suite, increased 16% during fiscal 2012, as compared to fiscal 2011, primarily due to a 15% increase in revenue from our AutoCAD LT products.
Net revenue for AEC increased 10% during fiscal 2012, as compared to fiscal 2011, primarily due to a 10% increase in revenue from our Revit family of products.
Net revenue for MFG increased 15% during fiscal 2012, as compared to fiscal 2011, primarily due to a 14% increase in revenue from our Autodesk Inventor family of products and a 24% increase in our AutoCAD Electrical products.
Net revenue for M&E increased 9% during fiscal 2012, as compared to fiscal 2011, primarily due to a 15% increase in revenue from our Animation product group, which includes our Autodesk Entertainment Creation Suite, offset by a 3% decrease in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 13% increase in revenue from Autodesk Maya related products.
Fiscal 2011 Net Revenue Compared to Fiscal 2010 Net Revenue
License and Other Revenue
Total license and other revenue increased 20% during fiscal 2011 as compared to fiscal 2010. This increase was primarily due to the 31% increase in commercial new seat revenue during fiscal 2011 as compared to fiscal 2010. During fiscal 2011, 28 percentage points of the 31% increase was due to the increase in the number of seats sold, and 3 percentage points was due to higher average net revenue per seat. Commercial new seat revenue, as a percentage of license and other revenue, was 67% and 61% for fiscal 2011 and 2010, respectively.
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
Maintenance Revenue
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
Deferred revenue at January 31, 2011 and January 31, 2010, was $587.9 million and $516.5 million, respectively.
Net Revenue by Geographic Area
Net revenue in the Americas geography increased by 7% both as reported and on a constant currency basis, during fiscal 2011, as compared to fiscal 2010. This increase was primarily due to a 33% increase in revenue from new seats during fiscal 2011 as compared to fiscal 2010. Maintenance revenue increased 3% during fiscal 2011 as compared to fiscal 2010. The Americas was affected by slower economic growth than our other geographies, which impacted growth rates for all of our products during fiscal 2011.
Net revenue in the EMEA geography increased by 17%, or 13% on a constant currency basis, during fiscal 2011 as compared to fiscal 2010. The increase was primarily due to a 24% increase in new seat revenue and a 9% increase in maintenance revenue. The EMEA geography’s increase in revenue during fiscal 2011 was primarily due to economic expansion in virtually all countries in that geography. The increase in our revenue in that geography was led by Germany, France, the United Kingdom and Belgium.

Net revenue in the APAC geography increased by 20%, or 16% on a constant currency basis, during fiscal 2011, as compared to fiscal 2010, primarily due to a 24% increase in new seat revenue and a 48% increase in upgrade revenue. Net revenue expansion in the APAC geography during fiscal 2011 occurred in virtually all countries, led by Japan and followed by South Korea, Australia and India.
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
Net revenue for M&E increased 4% during fiscal 2011, as compared to fiscal 2010, primarily due to a 5% increase in revenue from our Animation product group and a 3% increase in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 4% increase in revenue from Autodesk 3ds Max.
Cost of Revenue and Operating Expenses
Cost of Revenue

	Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2010

		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$187.1	$24.9	15%	$162.2	$(9.8)	(6)%	$172.0
Maintenance	42.0	7.6	22%	34.4	14.6	74%	19.8
	$229.1	$32.5	17%	$196.6	$4.8	3%	$191.8
As a percentage of net revenue	10%			10%			11%
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
Cost of license and other revenue increased 15% during fiscal 2012, as compared to fiscal 2011 primarily due to increased support costs and lower margin consulting engagements. Cost of license and other revenue decreased 6% during fiscal 2011, as compared to fiscal 2010 primarily due to savings on shipping and handling costs resulting from the switch to a lower cost vendor as well as an increase in electronic order fulfillment.
Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue increased 22% during fiscal 2012 as compared to fiscal 2011 due to an increase in maintenance support headcount and increased annual fulfillment costs related to supplying USB flash drives of our suites products. Cost of maintenance revenue increased 74% during fiscal 2011 as compared to fiscal 2010 due to an increase in maintenance support headcount. These increases were partially offset by savings on freight and materials costs as fewer maintenance customers require physical shipments than in the past due to electronic fulfillment.
Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense. We expect cost of revenue to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during fiscal 2013, as compared to fiscal 2012.
Marketing and Sales

	Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2010

		$	%		$	%
	(in millions)
Marketing and sales	$842.6	$66.6	9%	$776.0	$44.1	6%	$731.9
As a percentage of net revenue	38%			40%			43%
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

Marketing and sales expenses increased 9% during fiscal 2012, as compared to fiscal 2011, primarily due to higher employee-related costs related to salaries and fringe benefits primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012. Marketing and sales expenses increased 6% during fiscal 2011, as compared to fiscal 2010, primarily due to higher employee-related costs related to variable compensation, including commissions, bonuses and related fringe benefits. Variable compensation expenses increased as a result of exceeding our fiscal 2011 target revenue growth and operating margins growth targets more than we did in fiscal 2010. Our annual incentive plans are based on forecasted revenue and operating margin, with current year targets set at the beginning of the fiscal year. These increases were partially offset by the decrease in advertising and promotion spending and stock-based compensation expense.

We expect to balance our need to invest in the marketing and sales of our products with our desire to actively manage our sales and marketing operating expenses. As a result, we expect marketing and sales expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue in fiscal 2013, as compared to fiscal 2012.
Research and Development

	Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2010

		$	%		$	%
	(in millions)
Research and development	$566.5	$70.3	14%	$496.2	$38.7	8%	$457.5
As a percentage of net revenue	26%			25%			27%
Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 14% during fiscal 2012, as compared to fiscal 2011, primarily due to an increase in salaries and fringe benefits primarily associated with increased headcount and the reinstatement of merit increases in fiscal 2012, and to an increase in professional service fees in fiscal 2012 as compared to fiscal 2011. Research and development expenses increased 8% during fiscal 2011, as compared to fiscal 2010, primarily due to an increase in bonuses, salaries and benefits.

We expect research and development expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during fiscal 2013, as compared to fiscal 2012, as we continue to invest in product development and acquire new technology in fiscal 2013.
General and Administrative

	Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2010

		$	%		$	%
	(in millions)
General and administrative	$223.1	$22.3	11%	$200.8	$3.1	2%	$197.7
As a percentage of net revenue	10%			10%			12%
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

General and administrative expenses increased 11% from fiscal 2011 to fiscal 2012 primarily due to an increase in amortization of acquisition related customer relationships and trade names and the increase in salaries primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012. General and administrative expenses increased 2% from fiscal 2010 to fiscal 2011 primarily due to an increase in bonuses and salaries partially offset by a decrease in stock based compensation expense.

We expect general and administrative expense to increase in absolute dollars, but remain consistent as a percentage of net revenue during fiscal 2013, as compared to fiscal 2012.
Restructuring

	Fiscal Year Ended January 31, 2012	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2011	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2010

		$	%		$	%
	(in millions)
Restructuring	$(1.3)	$(12.1)	(112)%	$10.8	$(37.4)	(78)%	$48.2
As a percentage of net revenue	—%			1%			3%
During fiscal 2011, 2010 and 2009 we initiated restructuring plans in order to further reduce operating costs. These restructuring plans resulted in targeted global staff reductions of approximately 200, 430 and 700 positions for fiscal 2011, 2010 and 2009, respectively. No leased facilities were consolidated as part of the fiscal 2011 restructuring plan. The fiscal 2010 and 2009 restructuring plans resulted in the consolidation of approximately 32 and 27 leased facilities, respectively. In connection with these restructuring programs, we recorded a favorable adjustment for changes in previous estimates of $1.3 million in fiscal 2012 and we recorded restructuring related charges of $10.8 million and $48.2 million during fiscal 2011 and

2010, respectively. The one-time termination benefits for these three restructuring programs were substantially paid as of January 31, 2011. We expect to pay the facility-related liabilities through fiscal 2018. See Note 15, “Restructuring Reserves,” in Notes to Consolidated Financial Statements for further discussion.
Impairment of Goodwill and Intangibles

	Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2010

		$	%		$	%
	(in millions)
Impairment of goodwill	$—	$—	—%	$—	$(21.0)	(100)%	$21.0
As a percentage of net revenue	—%			—%			1%
We did not record an impairment charge during fiscal 2012 or 2011. During fiscal 2010, we recorded an impairment charge of $21.0 million representing the entire goodwill balance of our M&E segment as of April 30, 2009. This goodwill balance related to our M&E segment’s fourth quarter fiscal 2009 acquisition of substantially all of the assets of Softimage.
Should our revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded to goodwill. As of January 31, 2012, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. See Note 1, “Business and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements for further discussion.
Interest and Other Income, Net
The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(in millions)
Interest and investment income, net	$5.7	$10.9	$10.0
Gain (loss) on foreign currency	(1.1)	(14.0)	5.0
Other income	2.7	3.7	4.1
Interest and other income, net	$7.3	$0.6	$19.1
Interest and other income, net, increased $6.7 million during fiscal 2012, as compared to fiscal 2011, primarily due to improved foreign currency remeasurements. The loss on foreign currency in fiscal 2012 and 2011 is primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of gain (loss) on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.
Interest and investment income, net, fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The decrease in Interest and investment income, net, during fiscal 2012 as compared to fiscal 2011 is primarily due to the decrease in the fair value of our trading securities that are marked to market each period.
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
Our effective tax rate was 21% and 22% during fiscal 2012 and 2011, respectively. Our effective tax rate decreased one percentage point from fiscal 2011 to fiscal 2012 primarily due to an increase in tax benefits from foreign earnings taxed at different rates in fiscal 2012 compared to fiscal 2011, partially offset by tax benefits associated with closure of audits in fiscal

2011.
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
Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, U.S. Manufacturer's deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax laws including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings. A significant amount of our earnings is generated by our Europe and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.
At January 31, 2012, we had net deferred tax assets of $165.9 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.
For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 35%, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.
Other Financial Information
In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2012, 2011 and 2010, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	January 31, 2012	January 31, 2011	January 31, 2010
		(Unaudited)
Gross profit	$1,986.5	$1,755.2	$1,521.9
Non-GAAP gross profit	$2,028.4	$1,790.0	$1,557.9
Gross margin	90%	90%	89%
Non-GAAP gross margin	92%	92%	91%
Income from operations	$355.6	$271.4	$65.6
Non-GAAP income from operations	$533.4	$418.8	$286.8
Operating margin	16%	14%	4%
Non-GAAP operating margin	24%	21%	17%
Net income	$285.3	$212.0	$58.0
Non-GAAP net income	$405.4	$310.4	$229.2
Diluted earnings per share	$1.22	$0.90	$0.25
Non-GAAP diluted earnings per share	$1.74	$1.32	$0.99
For our internal budgeting and resource allocation process, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential. In addition, these non-GAAP financial measures facilitate comparisons to our and our competitors' historical results and operating guidance. We also use these measures for purposes of determining company-wide incentive compensation.
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

	Fiscal Year Ended January 31,
	2012	2011	2010
	(Unaudited)
Gross profit	$1,986.5	$1,755.2	$1,521.9
Stock-based compensation expense	3.9	2.9	3.1
Amortization of purchased intangibles(1)	38.0	31.9	32.9
Non-GAAP gross profit	$2,028.4	$1,790.0	$1,557.9
Gross margin	90%	90%	89%
Stock-based compensation expense	—%	—%	—%
Amortization of purchased intangibles	2%	2%	2%
Non-GAAP gross margin	92%	92%	91%
Income from operations	$355.6	$271.4	$65.6
Stock-based compensation expense	108.8	80.7	93.6
Amortization of purchased intangibles(1)	70.3	55.9	58.4
Impairment of goodwill	—	—	21.0
Restructuring charges	(1.3)	10.8	48.2
Non-GAAP income from operations	$533.4	$418.8	$286.8
Operating margin	16%	14%	4%
Stock-based compensation expense	5%	4%	5%
Amortization of purchased intangibles(1)	3%	3%	4%
Impairment of goodwill	—%	—%	3%
Restructuring charges	—%	—%	1%
Non-GAAP operating margin	24%	21%	17%
Net income	$285.3	$212.0	$58.0
Stock-based compensation expense	108.8	80.7	93.6
Amortization of purchased intangibles(1)	70.3	55.9	58.4
Impairment of goodwill	—	—	21.0
Restructuring charges	(1.3)	10.8	48.2
Establishment of valuation allowance on deferred tax assets	—	—	21.0
Discrete tax provision items	(6.8)	(6.0)	(13.1)
Income tax effect of non-GAAP adjustments	(50.9)	(43.0)	(57.9)
Non-GAAP net income	$405.4	$310.4	$229.2
Diluted net income per share	$1.22	$0.90	$0.25
Stock-based compensation expense	0.47	0.34	0.40
Amortization of purchased intangibles(1)	0.30	0.24	0.25
Impairment of goodwill	—	—	0.09
Restructuring charges	(0.01)	0.05	0.21
Establishment of valuation allowance on deferred tax assets	—	—	0.09
Discrete tax provision items	(0.03)	(0.03)	(0.04)
Income tax effect of non-GAAP adjustments	(0.21)	(0.18)	(0.26)
Non-GAAP diluted net income per share	$1.74	$1.32	$0.99
____________________

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships, and trade names for acquisitions subsequent to December 2005.

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
Amortization of purchased intangibles.    We incur amortization of acquisition-related purchased intangible assets in connection with acquisitions of certain businesses and technologies. The amortization of purchased intangibles varies depending on the level of acquisition activity and management finds it useful to exclude these variable charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.
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
At January 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,604.1 million and net accounts receivable of $395.1 million. In addition, we have a line of credit facility that permitted unsecured short-term borrowings of up to $400.0 million that we entered into in May 2011, which replaced our previous $250.0 million line of credit facility that would have expired in August 2012. During fiscal 2012, we had no borrowings or repayments under our current or prior line of credit facility. This credit facility is available for working capital and general corporate purposes and expires in May 2016.
Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.
The increase in our cash, cash equivalents and marketable securities to $1,604.1 million at January 31, 2012 from $1,466.9 million at January 31, 2011 is principally the result of cash generated from operations and to a lesser extent, the proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock, acquisitions including business combinations and technology purchases, capital expenditures, and other investing activities. Cash generated from operations was positively impacted by higher net revenue.
The primary source for net cash provided by operating activities of $573.5 million for fiscal 2012 was net income of$285.3 million increased by the effect of non-cash expenses totaling $224.3 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $96.7 million. The primary source of working capital was an increase in deferred revenue due to higher maintenance billings and an increase in accounts payable for fiscal 2012 compared to fiscal 2011. The primary working capital uses of cash were increases in accounts receivable due to higher billings and the reduction of accrued expenses primarily related to accrued commissions in fiscal 2012 compared to fiscal 2011. Our days sales outstanding in trade receivables was 61 at January 31, 2012 compared to 55 at January 31, 2011. The increase in days sales outstanding is due to higher billings in the last month of fiscal 2012 compared to the last month of fiscal 2011.
At January 31, 2012, our short-term investment portfolio had an estimated fair value of $254.4 million and a cost basis of $252.6 million. The portfolio fair value consisted of $143.8 million invested in commercial paper and corporate securities, $38.2 million invested in U.S. government agency securities, $31.5 million invested in mutual funds, $5.2 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $30.7 million invested in U.S treasury securities, $4.7 million invested in municipal securities and $0.3 million invested in other short-term securities.
At January 31, 2012, $31.5 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).
Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; stock repurchases; and capital expenditures, including the purchase and implementation of internal-use software applications.
Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will acquire products, technology and businesses as compelling opportunities become available. In fiscal 2012, we increased the number, pace and dollars spent on acquisitions in comparison to fiscal 2011, but our decision to acquire businesses or technology is dependent on our business needs, the availability of suitable sellers and technology, and our own financial condition.
Our cash, cash equivalent and marketable securities balances are primarily denominated and held in U.S. dollar and are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. We believe that such dispersion meets our business and liquidity needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
Our existing cash, cash equivalents and investment balances may decline in fiscal 2013 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Our existing credit facility at March 15, 2012 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes.
Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2012 and 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds,

Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $494.7 million and $401.6 million at January 31, 2012 and 2011, respectively.
Contractual Obligations
The following table summarizes our significant financial contractual obligations at January 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Thereafter
			(in millions)
Operating lease obligations	$237.6	$49.4	$74.4	$53.9	$59.9
Purchase obligations	53.5	45.9	7.6	—	—
Deferred compensation obligations	31.5	3.2	7.6	5.0	15.7
Pension obligations	18.1	2.0	4.6	3.6	7.9
Other obligations(1)	36.0	16.9	13.0	4.8	1.3
Total(2)	$376.7	$117.4	$107.2	$67.3	$84.8
____________________

(1)	Other obligations include future sabbatical obligations and asset retirement obligations.

(2)
This table generally excludes amounts already recorded on the balance sheet as current liabilities, certain purchase obligations as discussed below, long term deferred revenue and amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities (see Note 4, “Income Taxes” to the Notes to Consolidated Financial Statements).

Operating lease obligations consist primarily of obligations for facilities, net of sublease income, computer equipment and other equipment leases.
Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to hosting services agreements, IT infrastructure costs, and marketing costs.
Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Note 6, “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.
Pension obligations relate to our obligations for pension plans outside of the U.S. See Note 14, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.
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
Issuer Purchases of Equity Securities
The purpose of the stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. There were 2.0 million repurchases of our common stock during the three months ended January 31, 2012; during the fiscal year ended January 31, 2012 we repurchased 9.7 million shares of our common stock. At January 31, 2012, 14.7 million shares remained available for repurchase under the existing repurchase authorization. This program does not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.
Off-Balance Sheet Arrangements
Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of January 31, 2012 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange risk
Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2012 and 2011, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $494.7 million and $401.6 million at January 31, 2012 and 2011, respectively.
We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2012 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2012 and 2011 would increase the fair value of our foreign currency contracts by $45.3 million and $31.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2012 and 2011 would decrease the fair value of our foreign currency contracts by $24.3 million and $26.6 million, respectively.
Interest rate risk
Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At January 31, 2012, we had $1,300.8 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $1,236.5 million, if interest rates were to change by 10%, this would result in a $0.2 million change in annual interest income. Further, at January 31, 2012, we had approximately $211.5 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $2.0 million and $4.0 million respectively, over a twelve month period. At January 31, 2011, we had $1,149.9 million of cash equivalents and marketable securities. With an average investment balance for the quarter of approximately $810.0 million, if interest rates were to change by 10%, this would result in a $0.2 million change in annual interest income. Further, at January 31, 2011, we had approximately $285.0 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $0.9 million and $1.8 million respectively, over a twelve month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended January 31,
	2012	2011	2010
	(in millions, except per share data)
Net revenue:
License and other	$1,357.6	$1,172.1	$980.7
Maintenance	858.0	779.7	733.0
Total net revenue	2,215.6	1,951.8	1,713.7
Cost of revenue:
Cost of license and other revenue	187.1	162.2	172.0
Cost of maintenance revenue	42.0	34.4	19.8
Total cost of revenue	229.1	196.6	191.8
Gross profit	1,986.5	1,755.2	1,521.9
Operating expenses:
Marketing and sales	842.6	776.0	731.9
Research and development	566.5	496.2	457.5
General and administrative	223.1	200.8	197.7
Impairment of goodwill	—	—	21.0
Restructuring (benefits) charges	(1.3)	10.8	48.2
Total operating expenses	1,630.9	1,483.8	1,456.3
Income from operations	355.6	271.4	65.6
Interest and other income, net	7.3	0.6	19.1
Income before income taxes	362.9	272.0	84.7
Provision for income taxes	(77.6)	(60.0)	(26.7)
Net income	$285.3	$212.0	$58.0
Basic net income per share	$1.25	$0.93	$0.25
Diluted net income per share	$1.22	$0.90	$0.25
Weighted average shares used in computing basic net income per share	227.7	227.6	228.7
Weighted average shares used in computing diluted net income per share	233.3	234.2	232.1

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2012	January 31, 2011
	(in millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,156.9	$1,075.1
Marketable securities	254.4	199.2
Accounts receivable, net	395.1	318.4
Deferred income taxes	30.1	56.8
Prepaid expenses and other current assets	59.4	64.8
Total current assets	1,895.9	1,714.3
Marketable securities	192.8	192.6
Computer equipment, software, furniture and leasehold improvements, net	104.5	84.5
Purchased technologies, net	84.6	57.2
Goodwill	682.4	554.1
Deferred income taxes, net	135.8	90.7
Other assets	131.8	94.2
	$3,227.8	$2,787.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89.3	$76.8
Accrued compensation	183.9	193.1
Accrued income taxes	14.4	28.6
Deferred revenue	582.3	496.2
Other accrued liabilities	84.2	75.1
Total current liabilities	954.1	869.8
Deferred revenue	136.9	91.7
Long term income taxes payable	174.8	139.1
Other liabilities	79.1	77.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2012 and 2011	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 225.9 outstanding at January 31, 2012 and 227.0 outstanding at January 31, 2011	1,365.4	1,267.2
Accumulated other comprehensive income (loss)	5.9	(0.6)
Retained earnings	511.6	342.7
Total stockholders’ equity	1,882.9	1,609.3
	$3,227.8	$2,787.6

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2012	2011	2010
	(in millions)
Operating Activities
Net income	$285.3	$212.0	$58.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.5	105.4	111.5
Stock-based compensation expense	108.8	80.7	93.6
Excess tax benefits from stock-based compensation	(31.5)	—	—
Impairment of goodwill	—	—	21.0
Restructuring (benefits) charges, net	(1.3)	10.8	48.2
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(71.8)	(40.7)	37.3
Deferred income taxes	(33.8)	(2.1)	(13.5)
Prepaid expenses and other current assets	17.7	(12.9)	4.4
Accounts payable and accrued liabilities	2.6	83.7	(80.3)
Deferred revenue	129.6	71.5	(34.0)
Accrued income taxes	52.4	32.4	0.6
Net cash provided by operating activities	573.5	540.8	246.8
Investing Activities
Purchases of marketable securities	(614.2)	(507.2)	(568.9)
Sales of marketable securities	149.5	135.3	26.4
Maturities of marketable securities	409.6	275.4	328.7
Acquisitions, net of cash acquired	(221.7)	(13.5)	(26.1)
Capital Expenditures	(63.0)	(28.3)	(31.7)
Other investing activities	(30.5)	(4.0)	(11.4)
Net cash used in investing activities	(370.3)	(142.3)	(283.0)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	176.1	120.9	70.0
Repurchases of common stock	(327.4)	(280.3)	(63.2)
Draws on line of credit	—	—	2.2
Repayments of line of credit	—	—	(54.3)
Excess tax benefits from stock-based compensation	31.5	—	—
Net cash used in financing activities	(119.8)	(159.4)	(45.3)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(2.7)	2.6
Net increase (decrease) in cash and cash equivalents	81.8	236.4	(78.9)
Cash and cash equivalents at beginning of fiscal year	1,075.1	838.7	917.6
Cash and cash equivalents at end of fiscal year	$1,156.9	$1,075.1	$838.7
Supplemental cash flow information:
Net cash paid during the year for income taxes	$63.0	$32.5	$42.1
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Comprehensive Income	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2009	226.4	$1,080.4		$(11.2)	$241.5	$1,310.7
Common shares issued under stock plans	5.2	70.4		—	—	70.4
Stock-based compensation expense	—	93.6		—	—	93.6
Tax benefits from employee stock plans	—	(3.7)		—	—	(3.7)
Comprehensive income:
Net income	—	—	$58.0	—	58.0	58.0
Other comprehensive income, net of tax:
Net gain on derivative instruments, net of tax	—	—	2.5	—	—	—
Change in net unrealized gain on marketable securities, net of tax	—	—	1.5	—	—	—
Change in unfunded portion of pension plans			(5.9)
Net change in cumulative foreign currency translation gain	—	—	9.6	—	—	—
Other comprehensive income	—	—	7.7	7.7	—	7.7
Comprehensive income	—	—	$65.7	—	—	—
Repurchase and retirement of common shares	(2.7)	(36.4)		—	(26.8)	(63.2)
Balances, January 31, 2010	228.9	1,204.3		(3.5)	272.7	1,473.5
Common shares issued under stock plans	7.1	120.9		—	—	120.9
Stock-based compensation expense	—	80.7		—	—	80.7
Tax benefits from employee stock plans	—	(0.4)		—	—	(0.4)
Comprehensive income:
Net income	—	—	$212.0	—	212.0	212.0
Other comprehensive income, net of tax:
Net loss on derivative instruments, net of tax	—	—	(3.1)	—	—	—
Change in net unrealized gain on marketable securities, net of tax	—	—	0.9	—	—	—
Change in unfunded portion of pension plans	—	—	(3.9)	—	—	—
Net change in cumulative foreign currency translation gain	—	—	9.0	—	—	—
Other comprehensive income	—	—	2.9	2.9	—	2.9
Comprehensive income	—	—	$214.9	—	—	—
Repurchase and retirement of common shares	(9.0)	(138.3)		—	(142.0)	(280.3)
Balances, January 31, 2011	227.0	1,267.2		(0.6)	342.7	1,609.3
Common shares issued under stock plans	8.6	176.1	—	—	—	176.1
Stock-based compensation expense	—	108.8	—	—	—	108.8
Tax benefits from employee stock plans	—	24.3	—	—	—	24.3
Comprehensive income:
Net income	—	—	$285.3	—	285.3	285.3
Other comprehensive income, net of tax:
Net gain on derivative instruments, net of tax	—	—	10.0	—	—	—
Change in net unrealized gain on marketable securities, net of tax	—	—	0.2	—	—	—
Change in unfunded portion of pension plans	—	—	1.2	—	—	—
Net change in cumulative foreign currency translation gain	—	—	(4.9)	—	—	—
Other comprehensive income	—	—	6.5	6.5	—	6.5
Comprehensive income	—	—	$291.8	—	—	—
Repurchase and retirement of common shares	(9.7)	(211.0)		—	(116.4)	(327.4)
Balances, January 31, 2012	225.9	$1,365.4		$5.9	$511.6	$1,882.9

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Tables in millions of dollars, except per share data, unless otherwise indicated)

1.    Business and Summary of Significant Accounting Policies
Business
Autodesk, Inc. (“Autodesk” or the “Company”) is a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. The Company serves customers in the architecture, engineering and construction; manufacturing; and digital media and entertainment industries. The Company’s sophisticated software products enable its customers to experience their ideas before they are real by allowing them to imagine, design, and create their ideas and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities allow Autodesk’s customers to optimize and improve their designs, help save time and money, improve quality and foster innovation. Autodesk software products are sold globally, both directly to customers and through a network of resellers and distributors.
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
Examples of significant estimates and assumptions made by management involve the determination of the fair value of goodwill, financial instruments, long-lived assets and other intangible assets, the realizability of deferred tax assets and the fair value of stock awards (see “Stock-Based Compensation Expense” within this Note 1 and Note 3 “Employee and Director Stock Plans,” for further discussion). The Company also make assumptions, judgments and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies.
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
Derivative Financial Instruments
Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk’s general practice is to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. These instruments have maturities between one to 12 months in the future. Autodesk does not enter into any derivative instruments for trading or speculative purposes.
The bank counterparties in all contracts expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on Autodesk’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. However, Autodesk does not have any master netting arrangements in place with collateral features.

Autodesk accounts for its derivative instruments as either assets or liabilities on the balance sheet and carries them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings. See Note 2, "Financial Instruments" for information regarding Autodesk's hedging activities.
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
All of Autodesk’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk did not record any other-than temporary impairment charges during fiscal 2012 and fiscal 2011. For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 2, “Financial Instruments.”
Accounts Receivable, Net
Accounts receivable, net, consisted of the following as of January 31:

	2012	2011
Trade accounts receivable	$433.9	$363.0
Less: Allowance for doubtful accounts	(5.5)	(4.2)
Product returns reserve	(5.8)	(10.6)
Partner programs and other obligations	(27.5)	(29.8)
Accounts receivable, net	$395.1	$318.4
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

Geographical concentrations of consolidated cash, cash equivalents and marketable securities held by Autodesk as of January 31:

	2012	2011
United States	11%	14%
Other Americas	1%	1%
Europe, Middle East and Africa (“EMEA”)	51%	49%
Asia Pacific (“APAC”)	37%	36%
Autodesk's primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). The Company's cash and cash equivalents are held by diversified financial institutions globally. Citicorp USA, Inc., an affiliate of Citibank, is one of the lead lenders and agent in the syndicate of Autodesk's $400.0 million line of credit facility.
Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 17%, 16% and 14% of our net revenue for fiscal years ended 2012, 2011 and 2010, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk's Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In addition, Tech Data accounted for 21% and 16% of trade accounts receivable at January 31, 2012 and 2011, respectively. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 21%, 22% and 21% of our net revenue for fiscal years 2012, 2011 and 2010, if the acquisition had taken place at the beginning of fiscal 2010.
Computer Equipment, Software, Furniture and Leasehold Improvements, Net
Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $43.7 million in fiscal 2012, $47.6 million in fiscal 2011 and $50.4 million in fiscal 2010.
Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2012	2011
Computer software, at cost	$133.5	$129.4
Computer hardware, at cost	153.3	123.7
Leasehold improvements, land and buildings, at cost	139.5	121.3
Furniture and equipment, at cost	47.7	43.6
	474.0	418.0
Less: Accumulated depreciation	(369.5)	(333.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$104.5	$84.5

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years.
Software Development Costs
Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a one year period, if material. Autodesk had no capitalized software development costs at January 31, 2012 and January 31, 2011.

Other Intangible Assets, Net
Other intangible assets include purchased technologies, customer relationships, trade names and the related accumulated amortization. These assets are shown as “Purchased technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from two to seven years. Amortization expense for purchased technologies, customer relationships, trade names, patents, and user lists was $71.8 million in fiscal 2012, $57.8 million in fiscal 2011 and $61.2 million in fiscal 2010.
Other intangible assets and related accumulated amortization at January 31 were as follows:

	2012	2011
Purchased technologies, at cost(1)	$378.7	$313.1
Customer relationships, trade names, patents, and user lists, at cost(2)	215.3	179.1
	594.0	492.2
Less: Accumulated amortization	(445.2)	(373.4)
Other intangible assets, net	$148.8	$118.8
____________________

(1)
Purchased technologies include $1.2 million and zero of in-process research and development technology as of January 31, 2012 and January 31, 2011, respectively. In-process research and development is an indefinite lived asset that is held and tested at least annually for impairment until such time that it becomes fully developed technology. Once development is completed, the technology is amortized to expense over an applicable useful life.

(2)	Included as a net balance in “Other assets” in the Consolidated Balance Sheet. Customer relationships and trade names include the effects of foreign currency translation.

The weighted average amortization period for purchased technologies, customer relationships and trade names during fiscal 2012 was 5.4 years. Expected future amortization expense for purchased technologies, customer relationships and trade names for each of the fiscal years ended thereafter is as follows:

Year ending January 31,
2013	$65.7
2014	47.1
2015	25.5
2016	7.9
2017	1.0
Thereafter	1.6
Total	$148.8
Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. There was no impairment of goodwill during the year ended January 31, 2012. A hypothetical 10% decrease in the fair value of Autodesk’s Platform Solutions and Emerging Business; Manufacturing; Architecture, Engineering and Construction; or Media and Entertainment reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of January 31, 2012 for the respective reporting units.

During the fiscal year ended 2010, Autodesk recorded an impairment charge of $21.0 million, representing the entire goodwill balance of the Media and Entertainment (“M&E”) segment as of April 30, 2009. Should revenue and cash flow projections decline significantly in the future, additional impairment charges may be recorded to goodwill.
The change in the carrying amount of goodwill during the year ended January 31, 2012 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2011
Goodwill	$45.3	$224.2	$279.1	$154.7	$703.3
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	45.3	224.2	279.1	5.5	554.1
Scaleform acquisition	—	—	—	22.6	22.6
Blue Ridge acquisition	—	—	22.3	—	22.3
Instructables acquisition	24.4	—	—	—	24.4
Micro Application Packages Limited acquisition	—	12.7	—	—	12.7
T-Splines acquisition	—	—	19.8	—	19.8
Goodwill acquired from other acquisitions	7.6	12.0	2.0	6.7	28.3
Effect of foreign currency translation, purchase accounting adjustments and other	(0.7)	(1.2)	0.1	—	(1.8)
Balance as of January 31, 2012
Goodwill	76.6	247.7	323.3	184.0	831.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$76.6	$247.7	$323.3	$34.8	$682.4
The change in the carrying amount of goodwill during the year ended January 31, 2011 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2010
Goodwill	$40.2	$224.8	$277.9	$149.2	$692.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	40.2	224.8	277.9	—	542.9
Goodwill acquired during the year	4.6	—	—	5.5	10.1
Effect of foreign currency translation, purchase accounting adjustments and other	0.5	(0.6)	1.2	—	1.1
Balance as of January 31, 2011
Goodwill	45.3	224.2	279.1	154.7	703.3
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$45.3	$224.2	$279.1	$5.5	$554.1
Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocation during fiscal 2012 and 2011.
Impairment of Long-Lived Assets
At least annually or more frequently as circumstances dictate, Autodesk assesses the recoverability of its long-lived intangible assets by comparing their carrying amounts to future undiscounted cash flows the assets are expected to generate. If certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. There was no impairment of long-lived assets during the years ended January 31, 2012 and 2011.
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
Revenue Recognition
Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. For multiple element arrangements, Autodesk allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of an undelivered software license, revenue recognition is deferred on the entire sales arrangement until all elements for which Autodesk does not have VSOE are delivered. If Autodesk does not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual service period in the arrangement. Revenue recognition for significant lines of business is discussed further below.
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
License and other revenue are comprised of two components: (1) all forms of product license revenue and (2) other revenue:
(1) All Forms of Product License Revenue
Product license revenue includes: software license revenue from the sale of new seat licenses, upgrades, product revenue for Creative Finishing and revenue from on-demand collaboration software and services. Autodesk’s existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at current available prices. An existing customer also has the option to upgrade to a different product, which generally has a higher price, for a premium fee.
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

Taxes Collected from Customers
Autodesk nets taxes collected from customers against those remitted to government authorities in the consolidated financial statements. Accordingly, taxes collected from customers are not reported as revenue.
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenue for all periods presented.
Stock-based Compensation Expense
On the date of grant, Autodesk measures the fair value of all stock-based payments (including grants of stock options, employee stock purchases related to the employee stock purchase plan (“ESP Plan”), and restricted stock) to employees and directors and records the related expense in Autodesk’s Consolidated Statements of Operations. Share-based compensation cost for stock options and employee stock purchases related to the ESP Plan ("stock-based awards") are estimated at the grant date based on the fair-value as calculated using the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation cost for restricted stock is measured based on the closing fair market value of the Company's common stock on the date of grant. The estimated fair value of stock-based awards and restricted stock is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense for fiscal 2012, 2011 and 2010, respectively, as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Cost of license and other revenue	$3.9	$2.9	$3.1
Marketing and sales	48.3	35.5	41.1
Research and development	38.1	27.4	30.0
General and administrative	18.5	14.9	19.4
Stock-based compensation expense related to stock awards and ESP Plan purchases	108.8	80.7	93.6
Tax benefit	(27.1)	(22.0)	(22.2)
Stock-based compensation expense related to stock awards and ESP Plan purchases	$81.7	$58.7	$71.4
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
Autodesk uses the BSM option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2012		January 31, 2011		January 31, 2010
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	40 - 49%	34 - 44%	40 - 45%	33 - 47%	43 - 55%	43 - 73%
Range of expected lives (in years)	2.6 - 4.8	0.5 - 2.0	2.6 - 4.4	0.5 - 2.0	2.7 - 4.0	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.5 - 1.9%	0.1 - 0.8%	0.8 - 1.9%	0.2 - 1.1%	1.0 - 2.4%	0.2 - 1.0%
Expected forfeitures	7.8 - 10.5%	7.8 - 10.5%	10.5 - 13.5%	10.5 - 13.5%	13.5%	13.5%

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
Autodesk did not pay cash dividends in fiscal 2012, 2011 or 2010 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model.
The risk-free interest rate used in the BSM option pricing model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.
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
Advertising Expenses
Advertising costs are expensed as incurred. Total advertising expenses incurred were $21.3 million in fiscal 2012, $18.8 million in fiscal 2011 and $18.4 million in fiscal 2010.
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
Accounting Standards in Fiscal 2012
With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the fiscal year ended January 31, 2012, that are of significance, or potential significance, to the Company.
Accounting Standards Adopted
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-29 regarding Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations.” This ASU updates accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance was effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Autodesk adopted the new disclosures under ASU 2010-29 effective February 1, 2011. The adoption of this ASU did not have an impact on Autodesk's consolidated statements of financial position, results of operations or cash flows. The impact of ASU 2010-29 on Autodesk's future disclosures will be dependent on the size of the business combinations that it consummates in future periods.
In December 2010, the FASB issued ASU 2010-28 regarding ASC Topic 350 “Intangibles - Goodwill and Other.” This ASU updates accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance was effective for public entities, for impairment tests performed during entities' fiscal years (and interim periods within those years) that begin after December 15, 2010. Autodesk adopted the changes under ASU 2010-28 effective February 1, 2011. The adoption of this ASU did not have a material impact on Autodesk's consolidated statements of financial position, results of operations or cash flows.
In January 2010, the FASB issued ASU 2010-06 regarding ASC Topic 820 “Fair Value Measurements and Disclosures.” This ASU requires additional disclosure regarding significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, this ASU requires the Company to separately present information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan asset (Subtopic 715-20). The changes under ASU 2010-06 were effective for Autodesk's fiscal year beginning February 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which Autodesk adopted February 1, 2011. The adoption of this ASU did not have a material impact on Autodesk's consolidated statements of financial position, results of operations or cash flows.
In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition-Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 985-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. The changes under ASU 2009-13 and 2009-14 were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Autodesk adopted the changes under ASU 2009-13 and 2009-14 effective February 1, 2011. The adoption of this ASU did not have a material impact on Autodesk's consolidated statements of financial position, results of operations or cash flows.
Recently Issued Accounting Standards
In December 2011, the FASB issued ASU 2011-11 regarding ASC Topic 210 "Balance Sheet: Disclosure about Offsetting Assets and Liabilities." This ASU requires that entities disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. This ASU will be effective for Autodesk's fiscal year beginning February 1, 2013. Autodesk believes that the adoption of this ASU may impact future disclosures but will not impact its consolidated statements of financial position, results of operations or cash flows.
In September 2011, the FASB issued ASU 2011-08 regarding ASC Topic 350 “Intangibles - Goodwill and Other.” This ASU allows for the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. This ASU will be effective for Autodesk's fiscal year beginning February 1, 2012. Autodesk believes that the adoption of this ASU will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05 regarding ASC Topic 220 “Comprehensive Income.” This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12 in order to defer new requirements around the presentation of reclassification adjustments on the face of the financial statements between accumulated other comprehensive income and the components of net income and other comprehensive income originally issued in ASU 2011-05. Both ASUs will be effective for Autodesk's fiscal year beginning February 1, 2012. Autodesk currently believes that these new accounting pronouncements will impact the presentation of other comprehensive income but will not impact its consolidated financial position, results of operations or cash flow.
In May 2011, FASB issued ASU 2011-04 regarding ASC Topic 820 “Fair Value Measurement.” This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU will be effective for Autodesk's fiscal year beginning February 1, 2012. Early adoption is not permitted. Autodesk believes that the adoption of this ASU will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

2.    Financial Instruments
The following tables summarizes the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2012 and 2011.

	January 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$493.6	$—	$—	$493.6	$11.3	$482.3	$—
Commercial paper	297.9	—	—	297.9	—	297.9	—
Money market funds	62.1	—	—	62.1	—	62.1	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	143.7	0.1	—	143.8	35.3	108.5	—
Certificates of deposit and time deposits	5.2	—	—	5.2	—	5.2	—
U.S. treasury securities	30.7	—	—	30.7	30.7	—	—
U.S. government agency securities	38.2	—	—	38.2	38.2	—	—
Municipal securities	4.7	—	—	4.7	4.7	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	29.8	1.8	(0.1)	31.5	31.5	—	—
Long-term available for sale
Corporate debt securities	107.8	1.0	(0.2)	108.6	108.6	—	—
U.S. treasury securities	23.6	0.2	—	23.8	23.8	—	—
U.S. government agency securities	51.4	0.2	—	51.6	51.6	—	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.3	—	—	18.3	—	—	18.3
Derivative contracts (3)	11.6	6.5	(2.2)	15.9	—	9.7	6.2
Total	$1,327.7	$9.8	$(2.5)	$1,335.0	$340.6	$965.7	$28.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

	January 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$383.3	$—	$—	$383.3	$97.9	$285.4	$—
Commercial paper	331.0	—	—	331.0	—	331.0	—
Money market funds	43.8	—	—	43.8	—	43.8	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	47.6	0.1	—	47.7	37.7	10.0	—
Certificates of deposit and time deposits	29.0	—	—	29.0	25.0	4.0	—
U.S. treasury securities	26.0	—	—	26.0	26.0	—	—
U.S. government agency securities	47.2	—	—	47.2	47.2	—	—
Sovereign debt	9.1	—	—	9.1	—	9.1	—
Municipal securities	8.6	—	—	8.6	8.6	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	29.7	1.7	(0.1)	31.3	31.3	—	—
Long-term available for sale
Corporate debt securities	152.6	1.5	(0.1)	154.0	154.0	—	—
U.S. treasury securities	12.7	0.1	—	12.8	12.8	—	—
U.S. government agency securities	12.7	0.2	—	12.9	12.9	—	—
Municipal securities	4.7	—	—	4.7	4.7	—	—
Sovereign debt	3.9	0.1	—	4.0	—	4.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Derivative contracts (2)	3.9	1.9	(1.9)	3.9	—	3.9	—
Total	$1,150.3	$5.6	$(2.1)	$1,153.8	$458.4	$691.2	$4.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the year ended January 31, 2012.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or

Level 2 of the fair value hierarchy. Autodesk values it's available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in auction rate securities, convertible debt securities and derivative contracts which are valued using probability weighted discounted cash flow models and some of the inputs to the models are unobservable in the market.
A reconciliation of the change in Autodesk’s Level 3 items for the fiscal years ended January 31, 2012 and 2011 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Money Market Funds	Taxable Auction-Rate Securities	Total
Balance at January 31, 2010	$—	$—	$10.0	$7.6	$17.6
Transfers into (out of) Level 3	—	—	—	—	—
Redemptions	—	—	(11.7)	(3.4)	(15.1)
Total realized/unrealized gains (losses) included in earnings	—	—	1.7	—	1.7
Balance at January 31, 2011	—	—	—	4.2	4.2
Purchases	6.2	18.3	—	—	24.5
Transfers into (out of) Level 3	—	—	—	—	—
Redemptions	—	—	—	—	—
Total realized/unrealized gains (losses) included in earnings	—	—	—	—	—
Balance at January 31, 2012	$6.2	$18.3	$—	$4.2	$28.7
The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2012
	Cost	Fair Value
Due in 1 year	$222.8	$222.9
Due in 1 year through 5 years	205.7	206.9
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2
Total	$432.7	$434.0
As of January 31, 2012 and 2011, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

The sales or redemptions of “available-for-sale securities” in fiscal 2012 and fiscal 2010 resulted in no gains or losses. The sales or redemptions of “available-for-sale securities” for fiscal 2011 resulted in a gain of $1.7 million and no losses. The cost of securities sold is based on the specific identification method. Proceeds from the sale and maturity of marketable securities were $559.1 million in fiscal 2012, $410.7 million in fiscal 2011 and $355.1 million in fiscal 2010.
Derivative Financial Instruments
Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk's general practice is to hedge a majority of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. These instruments have maturities between one to twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

The bank counterparties in all contracts expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company's minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on Autodesk's on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, Autodesk does not have any master netting arrangements in place with collateral features.
Foreign currency contracts designated as cash flow hedges
Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income (loss)” to “Interest and other income (expense), net” in the Company's Consolidated Financial Statements at that time.
The net notional amount of these contracts was $419.6 million at January 31, 2012 and $345.5 million at January 31, 2011. Balances presented below are presented as net settled. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $9.2 million remaining in “Accumulated Other Comprehensive Income (Loss)” as of January 31, 2012 is expected to be recognized into earnings within the next twelve months.
Derivatives not designated as hedging instruments
Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts were $75.1 million at January 31, 2012 and $56.1 million at January 31, 2011.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in income as “Interest and other income (expense), net.”

Fair Value of Derivative Instruments:
The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2012 and January 31, 2011:

	Balance Sheet Location	Fair Value at
		January 31, 2012	January 31, 2011
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$11.9	$5.1
Derivatives not designated as hedging instruments	Other assets	6.2	—
Total derivative assets		$18.1	$5.1
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$2.2	$1.2
Total derivative liabilities		$2.2	$1.2
The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2012	2011
Amount of gain (loss) recognized in accumulated other comprehensive income ("OCI") on derivatives (effective portion)	$12.8	$11.8
Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Net revenue	$(1.9)	$13.0
Operating expenses	4.6	2.1
Total	$2.7	$15.1
Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest and other income (expense), net	$0.3	$0.1
The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Foreign Exchange Contracts
	Fiscal Year Ended January 31,
	2012	2011
Amount and Location of Gain (Loss) Recognized in Income on Derivative
Interest and other income, net	$(1.3)	$2.3

3.    Employee and Director Stock Plans
Stock Plans
As of January 31, 2012, Autodesk maintained two active stock option plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.
The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan") and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2012, no options or restricted stock have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2008 Stock Plan vest over periods ranging from immediately upon grant to over a four year period and options expire within four to ten years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2012, 15.4 million shares were available for future issuance under the 2012 Employee Plan.
The 2012 Director's Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2012, no options or restricted stock have been granted under the 2012 Directors' Plan. Options and restricted stock that were granted under the 2010 Outside Directors' Plan vest over periods ranging from one year to over a four year period and options expire within seven years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2012, 2.6 million shares were available for future issuance under the 2012 Director's Plan.
The following sections summarize activity under Autodesk’s stock plans.
Stock Options:
A summary of stock option activity for the fiscal year ended January 31, 2012 is as follows:

	Number of Shares	Weighted average exercise price per share
	(in millions)
Options outstanding at January 31, 2011	30.4	$28.93
Granted	5.4	40.71
Exercised	(5.3)	24.85
Canceled	(2.1)	36.29
Options outstanding at January 31, 2012	28.4	$31.39
Options exercisable at January 31, 2012	16.7	$30.98
Options vested and exercisable as of January 31, 2012 and expected to vest thereafter (1)	27.7	$31.25
Options available for grant at January 31, 2012	18.0
——————
(1) Options expected to vest reflect an estimated forfeiture rate. The weighted average remaining contractual life for these options is 3.9 years and the aggregate intrinsic value is $199.3 million.

As of January 31, 2012, total compensation cost of $74.9 million related to non-vested options is expected to be recognized over a weighted average period of 1.7 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the fiscal years ended January 31, 2012, 2011 and 2010.

	Fiscal year ended January 31,
	2012	2011	2010
Intrinsic value of options exercised (1)	$85.7	$61.9	$18.8
Weighted average grant date fair value per share of stock options granted (2)	$14.04	$9.30	$6.13
——————
(1) The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.
(2) The weighted average grant date fair value per share of stock options granted is calculated, as of the stock option grant date, using the BSM option pricing model.

The following table summarizes information about options outstanding and exercisable at January 31, 2012:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$2.28 - $17.37	3.8		$12.94		5.8		$13.61
$17.39 - $29.49	2.6		25.81		6.1		27.64
$29.50 - $37.16	4.4		32.94		6.0		32.72
$37.26 - $41.62	2.0		38.40		5.9		40.46
$42.01 - $49.80	3.9		45.69		4.6		45.42
	16.7	2.1	$30.98	$127.7	28.4	4.0	$31.39	$201.3
____________________

(1)
Represents the total intrinsic value, based on Autodesk’s closing stock price of $36.00 per share as of January 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through December 2021.
Restricted Stock:
A summary of restricted stock award and restricted stock unit activity for the fiscal year ended January 31, 2012 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value
	(in thousands)
Unreleased restricted stock at January 31, 2011	1,426.8	$30.43
Granted	1,610.5	37.07
Released	(707.6)	25.95
Canceled	(145.6)	32.37
Unreleased restricted stock at January 31, 2012	2,184.1	$36.65
During the fiscal year ended January 31, 2012, Autodesk granted approximately 1,594.5 thousand restricted stock units.

The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $29.1 million and $8.9 million during fiscal years ended January 31, 2012 and 2011, respectively. As of January 31, 2012, total compensation cost not yet recognized of $47.7 million related to non-vested awards, is expected to be recognized over a weighted average period of 1.6 years. At January 31, 2012, the number of units granted but unreleased was 2,170.6 thousand.
During the fiscal year ended January 31, 2012, Autodesk granted approximately 16,000 restricted stock awards. Restricted stock awards vest on the date of the next annual meeting. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock awards is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.6 million and $0.7 million during fiscal years ended January 31, 2012 and 2011, respectively. As of January 31, 2011, total compensation cost not yet recognized of $0.2 million related to non-vested awards, is expected to be recognized over a weighted average period of 0.4 years. At January 31, 2012, the number of awards granted but unreleased was 13,500.
1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)
Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At January 31, 2012, a total of 29.7 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.
Autodesk issued 2.8 million shares under the ESP Plan at an average price of $18.26 per share in fiscal 2012, 3.2 million shares at an average price of $14.77 per share in fiscal 2011, and 3.1 million shares at an average price of $14.41 per share in fiscal 2010. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2012, 2011 and 2010, calculated as of the award grant date using the BSM option pricing model, was $9.95, $10.11 and $7.19 per share, respectively. Autodesk recorded $23.8 million, $18.2 million and $26.6 million of compensation expense associated with the ESP Plan in fiscal 2012, 2011 and 2010, respectively.
Equity Compensation Plan Information
The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2012 (number of securities in millions).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	30.2	$29.38	47.7	(1)
Equity compensation plans not approved by security holders(2)	0.4	$11.03	—
Total	30.6	$29.15	47.7
____________________

(1)	Included in this amount are 29.7 million securities available for future issuance under Autodesk’s ESP Plan.

(2)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

4.    Income Taxes
The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2012	2011	2010
Federal:
Current	$54.3	$16.0	$12.3
Deferred	(34.5)	(8.2)	(33.0)
State:
Current	4.9	(1.5)	3.0
Deferred	1.3	7.4	7.1
Foreign:
Current	55.9	48.4	34.1
Deferred	(4.3)	(2.1)	3.2
	$77.6	$60.0	$26.7
During fiscal year 2012, the Company reduced its current federal and state taxes payable by $31.3 million primarily related to excess tax benefits from non-qualified stock options, offsetting additional paid-in capital. Pursuant to accounting standards related to stock-based compensation, the Company has unrecorded excess stock option tax benefits of $150.1 million as of January 31, 2012. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $383.7 million in fiscal 2012, $321.1 million in fiscal 2011, and $253.9 million in fiscal 2010.
The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2012	2011	2010
Income tax provision at U.S. Federal statutory rate	$127.0	$95.2	$29.7
State income tax expense (benefit), net of the U.S. Federal benefit	2.8	1.4	(0.6)
Foreign income taxed at rates different from the U.S. statutory rate	(61.5)	(39.7)	(22.7)
U.S. valuation allowance	1.7	2.8	14.9
Non-deductible stock-based compensation	12.8	7.9	11.7
Research and development tax credit benefit	(6.0)	(5.6)	(4.7)
Tax benefit from closure of income tax audits and decreases in uncertain tax positions	(0.4)	(2.8)	(2.5)
Officer compensation in excess of $1.0 million	1.9	0.5	0.3
Goodwill impairment	—	—	—
Non-deductible in-process research and development charge	—	—	—
Other	(0.7)	0.3	0.6
	$77.6	$60.0	$26.7

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2012	2011
Nonqualified stock options	$71.6	$69.0
Research and development tax credit carryforwards	49.3	64.0
Foreign tax credit carryforwards	0.1	16.6
Accrued compensation and benefits	35.6	33.7
Other accruals not currently deductible for tax	31.1	20.8
Purchased technology and capitalized software	20.6	25.3
Fixed assets	15.9	15.1
Tax loss carryforwards	12.4	6.3
Other	3.7	2.6
Total deferred tax assets	240.3	253.4
Less: valuation allowance	(47.5)	(42.9)
Net deferred tax assets	192.8	210.5
Tax method change on advanced payments	(6.3)	(9.4)
Unremitted earnings of foreign subsidiaries	(20.6)	(53.6)
Total deferred tax liability	(26.9)	(63.0)
Net deferred tax assets	$165.9	$147.5
The valuation allowance increased by $4.6 million, $3.9 million and $14.3 million in fiscal 2012, 2011 and 2010, respectively. The fiscal 2012, fiscal 2011, and fiscal 2010 changes in valuation allowance were related to California and Canadian deferred taxes. During the first quarter of fiscal 2010, the State of California enacted legislation significantly altering California tax law. As a result of the newly enacted legislation, Autodesk expects that in fiscal years 2012 and beyond, income subject to tax in California will be less than under prior tax law and accordingly, deferred tax assets are less likely to be realized.
No provision has been made for federal income taxes on unremitted earnings of certain Autodesk's foreign subsidiaries (cumulatively $1,290.1 million at January 31, 2012) because Autodesk plans to reinvest such earnings indefinitely. At January 31, 2012, the net unrecognized deferred tax liability for these earnings was approximately $390.9 million.
Realization of the Company's net deferred tax assets of $165.9 million is dependent upon the Company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.
As of January 31, 2012, Autodesk had $34.2 million of cumulative federal tax loss carryforwards and $306.9 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These federal and state tax loss carryforwards will expire beginning fiscal 2013 through fiscal 2032 and fiscal 2013 through fiscal 2032, respectively.
As of January 31, 2012, Autodesk had $77.8 million of cumulative federal research tax credit carryforwards, $34.3 million of cumulative California state research tax credit carryforwards and $50.1 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal credit carryforwards will expire beginning fiscal 2013 through fiscal 2032, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2023 through fiscal 2032. Autodesk also has $60.0 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2020 through fiscal 2022.
Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.
As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal 2016 and 2019, respectively. with extensions available with incremental business and employment actions. The income tax benefits attributable to the tax status of these business arrangements are estimated to be $10.4 million in fiscal 2012 ($0.046 basic net income per share) and zero in both fiscal 2011 and 2010. The income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.
During fiscal 2012, Autodesk recognized income tax expense of $4.4 million related to California taxes, including an increase in the valuation allowance against California deferred taxes.  Autodesk also recognized tax benefits of $4.0 million related to changes in estimates as a result of U.S. and foreign tax return filings.
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
As of January 31, 2012, the Company had $201.1 million of gross unrecognized tax benefits, of which $187.8 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2012	2011	2010
Gross unrecognized tax benefits at the beginning of the fiscal year	$188.4	$178.2	$169.4
Increases for tax positions of prior years	0.4	2.0	3.1
Decreases for tax positions of prior years	(0.4)	(3.5)	(1.9)
Increases for tax positions related to the current year	14.3	13.9	11.1
Decreases for lapse of statute of limitations/audit settlements	(1.6)	(2.2)	(3.5)
Gross unrecognized tax benefits at the end of the fiscal year	$201.1	$188.4	$178.2
It is the Company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.4 million, $1.9 million and $2.2 million, net of tax benefit, accrued for interest and zero accrued for penalties related to unrecognized tax benefits as of January 31, 2012, 2011 and 2010, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. The Company's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2012 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2003 to 2012.
5.    Acquisitions
During the fiscal year ended January 31, 2012, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statement of Operations since their respective acquisition date. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk's Consolidated Financial Statements.
For acquisitions accounted for as business combinations, Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill.
On March 1, 2011, Autodesk acquired Scaleform Corporation (“Scaleform”) for total cash consideration of $36.2 million.

Scaleform was a privately held middleware and user interface tools company, whose technology has been licensed in the development of games across all major hardware platforms. Scaleform has been integrated into, and the related goodwill was assigned to Autodesk's Media and Entertainment segment.
On March 10, 2011, Autodesk acquired Blue Ridge Numerics, Inc. (“Blue Ridge”) for total cash consideration of $41.2 million. Blue Ridge was a privately held company that designed and sold software that enables mechanical engineers to study fluid flow and thermal performance in virtual prototyping. Blue Ridge has been integrated into, and the related goodwill was assigned to Autodesk's Manufacturing segment.
On August 1, 2011, Autodesk acquired Instructables, Inc. (“Instructables”) for total cash consideration of $30.2 million. Instructables was a privately held web-based company specializing in user-created and uploaded instructions for do-it-yourself projects, on which other users can comment and rate for quality. Instructables has been integrated into, and the related goodwill was assigned to Autodesk's Platform Solutions and Emerging Business segment.
On August 24, 2011, Autodesk entered into a purchase agreement with Turbo Squid, Inc. (“Turbo Squid”) to acquire certain technology related assets for $26.0 million and entered into related cross-licensing and a commercial arrangement which is less than $0.2 million in expense per year. Additionally, Autodesk purchased the option to acquire Turbo Squid within a prescribed date range.
On October 14, 2011, Autodesk acquired Micro Application Packages Limited (“MAP”) for total cash consideration of $23.0 million. MAP was a privately held company specializing in software and services in the building information modeling (“BIM”) life cycle with the focus on fabrication. MAP has been integrated into, and the related goodwill was assigned to Autodesk's Architecture, Engineering and Construction segment.
On December 21, 2011, Autodesk acquired certain technology-related assets of T-Splines, Inc. ("T-Splines") for total cash consideration of $23.0 million. T-Splines is a privately-held company, that develops surface modeling software for industrial designers and CAD professionals. The assets of T-Splines have been integrated into, and the related goodwill was assigned to Autodesk's Manufacturing segment.
During the fiscal year ended January 31, 2012, Autodesk also completed 17 other business combination and technology acquisitions for a total cash consideration of approximately $54.8 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2012:

	Scaleform	Blue Ridge	Instructables	MAP	Turbo Squid	T-Splines	Other
Developed technologies	$5.9	$6.0	$0.4	$2.5	$26.0	$2.1	$21.7
Customer relationships	4.4	9.2	0.2	2.0	—	0.7	3.9
Trade name	1.4	1.1	1.6	0.9	—	0.4	1.2
User List	—	—	5.1	—	—	—	—
Patent	3.6	—	—	—	—	—	—
In-process research and development	0.6	0.6	—	—	—	—	—
Goodwill	22.6	22.3	24.4	12.7	—	19.8	28.3
Deferred Revenue	—	(1.2)	—	—	—	—	—
Deferred tax asset (liability)	(2.5)	(3.6)	(1.6)	(1.6)	—	—	0.2
Net tangible assets (liabilities)	0.2	6.8	0.1	6.5	—	—	(0.5)
Total	$36.2	$41.2	$30.2	$23.0	$26.0	$23.0	$54.8
For Instructables and MAP the allocation of purchase price consideration to the assets and liabilities is not yet finalized. The allocation of the purchase price consideration was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

During the fiscal year ended January 31, 2011, the Company acquired two entities, neither of which were individually material, for total consideration of $13.5 million.

6.    Deferred Compensation
At January 31, 2012, Autodesk had marketable securities totaling $447.2 million, of which $31.5 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $31.5 million at January 31, 2012, of which $3.2 million was classified as current and $28.3 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2011 was $31.3 million. The total related deferred compensation liability at January 31, 2011 was $31.3 million, of which $3.4 million was classified as current and $27.9 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.    Borrowing Arrangements
During the fiscal year ended January 31, 2012, Autodesk entered into a credit agreement that provides for a $400.0 million unsecured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million. In connection with the execution of this new credit agreement, Autodesk terminated a $250.0 million U.S. line of credit facility on May 26, 2011 that would have expired in August 2012. The new credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk's assets, and restrict the Company's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. At January 31, 2012 and January 31, 2011, Autodesk had no outstanding borrowings on either its prior or current line of credit. The new facility expires in May 2016.

8    Commitments and Contingencies
Lease commitments
Autodesk leases office space and computer equipment under non-cancellable operating lease agreements that expire at various dates through 2023. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. At January 31, 2012, the aggregate future minimum lease payments required were as follows:

2013	$50.8
2014	41.4
2015	34.9
2016	30.0
2017	23.9
Thereafter	59.9
240.9
Less: Sublease income	3.3
$237.6
Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Rent expense	$53.0	$52.1	$56.8
Purchase commitments
In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2012 were approximately $53.5 million for periods through fiscal 2015. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services.
Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $16.5 million in fiscal 2012, $12.8 million in fiscal 2011 and $16.5 million in fiscal 2010.
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
Legal Proceedings
Autodesk is involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company's results of operations, cash flows or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

9.    Stockholders' Equity
Preferred Stock
Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2012, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.
Common Stock Repurchase Programs
Autodesk has a stock repurchase program that is used largely to help offset the dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from the Company's business to stockholders. During fiscal 2012, Autodesk repurchased and retired 9.7 million shares at an average repurchase price of $33.71 per share, 9.0 million shares in fiscal 2011 at an average repurchase price of $31.13 per share and 2.7 million shares in fiscal 2010 at an average repurchase price of $23.63. Common stock and additional paid-in capital and retained earnings were reduced by $211.0 million and $116.4 million, respectively for the year ended January 31, 2012 and $138.3 million and $142.0 million, respectively, for the year ended January 31, 2011, as a result of the stock repurchases.
At January 31, 2012, 14.7 million shares remained available for repurchase under repurchase plans approved by the

Board of Directors. In fiscal 2012, 2011 and 2010, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, stock issuance, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

10.   Interest and Other Income, net
Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2012	2011	2010
Interest and investment income, net	$5.7	$10.9	$10.0
Gain (loss) on foreign currency	(1.1)	(14.0)	5.0
Other Income	2.7	3.7	4.1
Interest and other income, net	$7.3	$0.6	$19.1

11.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), net of taxes, was comprised of the following at January 31:

	January 31,
	2012	2011	2010
Net gain (loss) on derivative instruments	$9.2	$(0.8)	$2.3
Net unrealized gain on available-for-sale securities	2.6	2.4	1.5
Unfunded portion of pension plans	(8.6)	(9.8)	(5.9)
Foreign currency translation adjustments	2.7	7.6	(1.4)
Accumulated other comprehensive income (loss)	$5.9	$(0.6)	$(3.5)

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

	Fiscal Year Ended January 31,
	2012	2011	2010
Numerator:
Net income	$285.3	$212.0	$58.0
Denominator:
Denominator for basic net income per share—weighted average shares	227.7	227.6	228.7
Effect of dilutive securities	5.6	6.6	3.4
Denominator for dilutive net income per share	233.3	234.2	232.1
Basic net income per share	$1.25	$0.93	$0.25
Diluted net income per share	$1.22	$0.90	$0.25
The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For the fiscal years ended January 31, 2012, 2011 and 2010, 12.9 million, 19.3 million and 21.3 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2012	2011	2010
Net revenue:
Platform Solutions and Emerging Business	$833.1	$716.2	$624.0
Architecture, Engineering and Construction	626.4	568.0	513.3
Manufacturing	540.3	470.0	386.9
Media and Entertainment	215.8	197.6	189.1
Other(1)	—	—	0.4
	$2,215.6	$1,951.8	$1,713.7
Gross profit:
Platform Solutions and Emerging Business	$788.0	$678.9	$589.7
Architecture, Engineering and Construction	569.7	517.6	465.2
Manufacturing	496.1	439.5	358.4
Media and Entertainment	174.6	153.9	144.4
Unallocated(2)	(41.9)	(34.7)	(35.8)
	$1,986.5	$1,755.2	$1,521.9
Depreciation and amortization:
Platform Solutions and Emerging Business	$1.8	$3.0	$3.1
Architecture, Engineering and Construction	0.7	1.6	1.8
Manufacturing	1.7	2.3	2.5
Media and Entertainment	0.5	1.1	1.8
Unallocated	110.8	97.4	102.3
	$115.5	$105.4	$111.5
____________________

(1)	Other primarily consisted of revenue from Autodesk’s Location Services division, which Autodesk disposed of in February 2009.

(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.
Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2012	2011	2010
Net revenue:
Americas
U.S.	$631.0	$561.6	$527.5
Other Americas	167.5	139.9	126.9
Total Americas	798.5	701.5	654.4
Europe, Middle East and Africa	862.2	782.8	671.1
Asia Pacific
Japan	240.5	200.6	171.1
Other Asia Pacific	314.4	266.9	217.1
Total Asia Pacific	554.9	467.5	388.2
Total net revenue	$2,215.6	$1,951.8	$1,713.7

	January 31,
	2012	2011
Long-lived assets(1):
Americas
U.S.	$792.5	$571.2
Other Americas	39.2	65.6
Total Americas	831.7	636.8
Europe, Middle East and Africa
Switzerland	37.7	42.8
Other Europe, Middle East and Africa	83.4	68.5
Total Europe, Middle East and Africa	121.1	111.3
Asia Pacific	50.5	41.9
Total long-lived assets	$1,003.3	$790.0
____________________

(1)	Long-lived assets exclude investments in subsidiaries, deferred tax assets and marketable securities.

14.    Retirement Benefit Plans
Pretax Savings Plan
Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $7.3 million in fiscal 2012, $6.7 million in fiscal 2011 and $7.1 million in fiscal 2010. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.
Other Plans
Autodesk provides certain defined benefit pension plans to employees primarily located in countries outside of the U.S. The Company deposits funds for specific plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrues for the unfunded portion of the obligation, where material. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability related to the funded status of the plans was approximately $18.0 million and $18.2 million as of January 31, 2012 and 2011, respectively. The projected benefit obligation was $52.8 million and $47.3 million as of January 31, 2012 and 2011, respectively. The related fair value of plan assets was $34.8 million and $29.1 million as of January 31, 2012 and 2011, respectively. Our practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Our contributions were approximately $4.2 million, $3.5 million and $3.4 million in fiscal 2012, 2011 and 2010, respectively. As of January 31, 2012, our estimated future benefit payments are an aggregate $10.2 million for fiscal 2013 through fiscal 2017 and an aggregate of $7.9 million for fiscal 2018 through fiscal 2022. Autodesk recorded $8.2 million and $9.8 million of unrealized changes in the unfunded portion of Autodesk’s defined benefit plans in fiscal 2012 and fiscal 2011, respectively.
Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $20.4 million in fiscal 2012, $13.6 million in fiscal 2011 and $13.4 million in fiscal 2010.
In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 6, “Deferred Compensation,” for further discussion.

15.    Restructuring Reserves
During fiscal 2011, 2010 and 2009 Autodesk initiated restructuring plans (“Fiscal 2011 Plan,” “Fiscal 2010 Plan” and “Fiscal 2009 Plan,” respectively) in order to further reduce operating costs. These restructuring plans resulted in targeted global staff reductions of approximately 200, 430, and 700 positions in fiscal 2011, 2010 and 2009, respectively. No leased facilities were consolidated as part of the Fiscal 2011 Plan. The Fiscal 2010 Plan and Fiscal 2009 Plan resulted in the consolidation of 32 and 27 leased facilities, respectively. In connection with our restructuring plans, we recorded a favorable adjustment for changes in previous estimates during fiscal 2012.

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2012 and 2011.

	Balances, January 31, 2011	Additions	Payments	Adjustments(1)	Balances, January 31, 2012
Fiscal 2011 Plan
Employee termination costs	$1.5	$—	$(1.5)	$—	$—
Fiscal 2010 Plan
Employee termination costs	—	—			—
Lease termination and asset costs	1.7	—	(1.1)	(0.3)	0.3
Fiscal 2009 Plan
Employee termination costs	—	—	—	—	—
Lease termination and asset costs	2.8	—	(0.9)	(1.3)	0.6
Other
Employee termination costs	—	—	—	—	—
Lease termination costs	2.6	—	(0.8)	(0.3)	1.5
Total	$8.6	$—	$(4.3)	$(1.9)	$2.4
Current portion(2)	$4.8				$1.1
Non-current portion(2)	3.8				1.3
Total	$8.6				$2.4
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

	Balances, January 31, 2010	Additions	Payments	Adjustments(1)	Balances, January 31, 2011
Fiscal 2011 Plan
Employee termination costs	$—	$12.4	$(10.6)	$(0.3)	$1.5
Fiscal 2010 Plan
Employee termination costs	0.8	—	(0.8)	—	—
Lease termination and asset costs	6.1	0.3	(4.3)	(0.4)	1.7
Fiscal 2009 Plan
Employee termination costs	1.0	—	(0.2)	(0.8)	—
Lease termination and asset costs	8.2	1.0	(4.6)	(1.8)	2.8
Other
Employee termination costs	0.4	—	(0.3)	(0.1)	—
Lease termination costs	2.9	—	(0.2)	(0.1)	2.6
Total	$19.4	$13.7	$(21.0)	$(3.5)	$8.6
Current portion(2)	$11.4				$4.8
Non-current portion(2)	8.0				3.8
Total	$19.4				$8.6
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

16.    Selected Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for fiscal 2012 and 2011 is as follows:

2012	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$528.3	$546.3	$548.6	$592.4	$2,215.6
Gross profit	473.7	488.9	489.0	534.9	1,986.5
Income from operations	78.6	95.0	90.2	91.8	355.6
Provision for income taxes	(15.2)	(23.0)	(18.5)	(20.9)	(77.6)
Net income	69.3	71.2	72.8	72.0	285.3
Basic net income per share	$0.30	$0.31	$0.32	$0.32	$1.25
Diluted net income per share	$0.29	$0.30	$0.32	$0.31	$1.22
Income from operations includes the following items:
Stock-based compensation expense	$25.9	$27.3	$25.6	$30.0	$108.8
Amortization of acquisition related intangibles	14.6	17.8	19.3	18.6	70.3
Restructuring benefits	—	(1.3)	—	—	(1.3)

2011	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$474.6	$472.8	$476.7	$527.7	$1,951.8
Gross profit	423.3	424.4	428.2	479.3	1,755.2
Income from operations	50.8	79.8	69.2	71.6	271.4
Provision for income taxes	(10.5)	(20.0)	(18.1)	(11.4)	(60.0)
Net income	36.9	59.9	53.6	61.6	212.0
Basic net income per share	$0.16	$0.26	$0.24	$0.27	$0.93
Diluted net income per share	$0.16	$0.25	$0.23	$0.26	$0.90
Income from operations includes the following items:
Stock-based compensation expense	$24.3	$21.0	$17.0	$18.4	$80.7
Amortization of acquisition related intangibles	13.9	13.6	14.1	14.3	55.9
Restructuring charges	7.1	1.9	—	1.8	10.8

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Autodesk, Inc.
We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Francisco, California
March 15, 2012

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Autodesk, Inc.
We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended January 31, 2012 of Autodesk, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Francisco, California
March 15, 2012

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, as of January 31, 2012, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
As a result of the recent internal realignment and changes in responsibilities, our Board has re-evaluated our executive officers. The following sets forth certain information as of March 15, 2012 regarding our executive officers.

Name	Age	Position
Carl Bass	54	President and Chief Executive Officer
Mark J. Hawkins	52	Executive Vice President and Chief Financial Officer
Jan Becker	59	Senior Vice President, Human Resources and Corporate Real Estate
Steven Blum	47	Senior Vice President, Worldwide Sales and Services
Pascal W. Di Fronzo	47	Senior Vice President, General Counsel and Secretary
Carl Bass joined Autodesk in September 1993 and serves as President and Chief Executive Officer. Mr. Bass was named Chief Executive Officer in May 2006. Mr. Bass served as Interim Chief Financial Officer from August 2008 to April 2009. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. He has also held other executive positions within Autodesk.
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
Steven Blum joined Autodesk in January 2003 and has served as Senior Vice President, Worldwide Sales and Services since February 2011. Prior to this position, Mr. Blum was Senior Vice President of Americas Sales at Autodesk from January 2003 to February 2011. Prior to joining Autodesk, Mr. Blum was Executive Vice President of Sales and Account Management for Parago, Inc., and Vice President of America's sales for Mentor Graphics.
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
2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2012, 2011 and 2010, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.
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
(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Year
	(in millions)
Fiscal Year ended January 31, 2012
Allowance for doubtful accounts	$4.2	$2.4	$1.1	$5.5
Product returns reserves	10.6	32.7	37.5	5.8
Restructuring	8.6	—	6.2	2.4
Fiscal Year ended January 31, 2011
Allowance for doubtful accounts	$4.6	$(0.3)	$0.1	$4.2
Product returns reserves	11.8	38.9	40.1	10.6
Restructuring	19.4	13.7	24.5	8.6
Fiscal Year ended January 31, 2010
Allowance for doubtful accounts	$8.6	$1.7	$5.7	$4.6
Product returns reserves	12.5	42.9	43.6	11.8
Restructuring	43.9	48.9	73.4	19.4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/S/ CARL BASS
Carl Bass
President and Chief Executive Officer
Dated:	March 15, 2012

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 15, 2012.

Signature	Title
/s/ CARL BASS	President and Chief Executive Officer (Principal Executive Officer)
Carl Bass

/s/ MARK J. HAWKINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer )
Mark J. Hawkins

/s/ PAMELA J. STRAYER	Vice President and Corporate Controller (Principal Accounting Officer )
Pamela J. Strayer

/s/ CRAWFORD W. BEVERIDGE	Director (Non-executive Chairman of the Board)
Crawford W. Beveridge

/s/ J. HALLAM DAWSON	Director
J. Hallam Dawson

/s/ PER-KRISTIAN HALVORSEN	Director
Per-Kristian Halvorsen

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ CHARLES ROBEL	Director
Charles Robel

/s/ STACY J. SMITH	Director
Stacy J. Smith

/s/ STEVEN M. WEST	Director
Steven M. West

Index to Exhibits

Exhibit No.	Description
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

Exhibit No.	Description
10.15*	Registrant's 2012 Employee Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on January 6, 2012)

10.16*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.17*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.18*
Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.19*	Text of amendment to certain stock option agreements (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 22, 2006)

10.20*	Amendments to certain stock option agreements (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.21*	Registrant’s 2010 Outside Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009)

10.22*
Autodesk, Inc. 2010 Outside Directors’ Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

10.23*
Autodesk, Inc. 2010 Outside Directors’ Stock Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

10.24*	Registrant's 2012 Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on January 6, 2012)

10.25*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.26*	Form of Promise to Make Cash Payment and Option Amendment (U.S. Employees) (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.27*	Form of Promise to Make Cash Payment and Option Amendment (Canadian Employees) (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

10.28*	Registrant’s Executive Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 14, 2010)

10.29*
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

10.30*
Participants, target awards and payout formulas for fiscal year 2012 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 29, 2011)

10.31*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current report on Form 8-K filed on December 15, 2010)

10.32*
Description of annual cash compensation paid to non-employee directors (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on June 14, 2006 and Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 18, 2009)

10.33*
Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.34*
Second Amended and Restated Employment Agreement between Registrant and Carl Bass dated March 8, 2012 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 13, 2012)

10.35*	Relocation Policy Addendum for Mark Hawkins (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 21, 2011)

Exhibit No.	Description

10.36*
Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008)

10.37*	Amendment to Registrant's Equity Incentive Deferral Plan effective as of February 17, 2012 (filed herewith)

10.38
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.39
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended January 31, 2010)

10.40	Credit Agreement between Registrant and CITIBANK, N.A. dated as of May 26, 2011 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 27, 2011)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
 ____________________

*	Denotes a management contract or compensatory plan or arrangement.

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