Form 10-Q
period 2012-04-30
AUTODESK INC
filed 2012-06-01
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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

As of May 25, 2012, registrant had outstanding approximately 229.8 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2012	2011
Net revenue:
License and other	$361.0	$323.0
Maintenance	227.6	205.3
Total net revenue	588.6	528.3
Cost of revenue:
Cost of license and other revenue	47.1	42.6
Cost of maintenance revenue	11.7	12.0
Total cost of revenue	58.8	54.6
Gross profit	529.8	473.7
Operating expenses:
Marketing and sales	223.2	201.9
Research and development	152.7	136.6
General and administrative	59.9	56.6
Total operating expenses	435.8	395.1
Income from operations	94.0	78.6
Interest and other income, net	3.5	5.9
Income before income taxes	97.5	84.5
Provision for income taxes	(18.6)	(15.2)
Net income	$78.9	$69.3
Basic net income per share	$0.35	$0.30
Diluted net income per share	$0.34	$0.29
Weighted average shares used in computing basic net income per share	228.1	228.2
Weighted average shares used in computing diluted net income per share	234.1	237.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2012	2011
Net income	$78.9	$69.3
Other comprehensive income, net of tax and reclassifications:
Net loss on derivative instruments	(3.4)	(7.8)
Change in net unrealized gain on available-for-sale securities,	0.9	0.7
Net change in cumulative foreign currency translation gain	0.3	12.5
Total other comprehensive income (loss)	(2.2)	5.4
Total comprehensive income	$76.7	$74.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,074.5	$1,156.9
Marketable securities	437.5	254.4
Accounts receivable, net	300.6	395.1
Deferred income taxes	38.7	30.1
Prepaid expenses and other current assets	60.8	59.4
Total current assets	1,912.1	1,895.9
Marketable securities	284.1	192.8
Computer equipment, software, furniture and leasehold improvements, net	104.0	104.5
Purchased technologies, net	74.8	84.6
Goodwill	682.9	682.4
Deferred income taxes, net	129.3	135.8
Other assets	129.8	131.8
	$3,317.0	$3,227.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88.9	$89.3
Accrued compensation	127.8	183.9
Accrued income taxes	17.4	14.4
Deferred revenue	584.7	582.3
Other accrued liabilities	56.7	84.2
Total current liabilities	875.5	954.1
Deferred revenue	142.2	136.9
Long term income taxes payable	171.7	174.8
Other liabilities	82.3	79.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,496.2	1,365.4
Accumulated other comprehensive income	3.7	5.9
Retained earnings	545.4	511.6
Total stockholders’ equity	2,045.3	1,882.9
	$3,317.0	$3,227.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2012	2011
Operating activities:
Net income	$78.9	$69.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.2	24.5
Stock-based compensation expense	33.4	25.9
Excess tax benefits from stock-based compensation	(9.9)	—
Changes in operating assets and liabilities, net of business combinations	7.7	8.7
Net cash provided by operating activities	139.3	128.4
Investing activities:
Purchases of marketable securities	(447.8)	(169.7)
Sales of marketable securities	48.8	34.6
Maturities of marketable securities	128.5	96.5
Capital expenditures	(11.5)	(23.2)
Acquisitions, net of cash acquired	—	(76.4)
Other investing activities	(5.0)	(14.5)
Net cash used in investing activities	(287.0)	(152.7)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	153.0	111.3
Repurchases of common stock	(99.2)	(68.6)
Excess tax benefits from stock-based compensation	9.9	—
Net cash provided by financing activities	63.7	42.7
Effect of exchange rate changes on cash and cash equivalents	1.6	(2.1)
Net increase in cash and cash equivalents	(82.4)	16.3
Cash and cash equivalents at beginning of fiscal year	1,156.9	1,075.1
Cash and cash equivalents at end of period	$1,074.5	$1,091.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2012, and for the three months ended April 30, 2012, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2013, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed on March 15, 2012.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2012, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Three Months Ended April 30,2012

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08 regarding Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other.” This ASU allows for the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. Autodesk adopted ASU 2011-08 effective February 1, 2012. The adoption of this ASU did not have a material impact on Autodesk's consolidated statements of financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 regarding ASC Topic 220 “Comprehensive Income.” This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Autodesk adopted ASU 2011-05 and ASU 2011-12 effective February 1, 2012. This accounting pronouncement impacted the presentation of other comprehensive income but did not impact Autodesk's consolidated financial position, results of operations or cash flow.

In May 2011, FASB issued ASU 2011-04 regarding ASC Topic 820 “Fair Value Measurement.” This ASU amends the fair value measurement guidance and includes enhanced disclosure requirements primarily around Level 3 fair value measurements based on unobservable inputs. Autodesk adopted ASU 2011-4 effective February 1, 2012. The adoption of this ASU did not have a material impact on Autodesk's consolidated statements of financial position, results of operations or cash flows.

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

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 22% of Autodesk’s total net revenue for the three months ended April 30, 2012, and 17% of Autodesk's total net revenue for the three months periods ended April 30, 2011. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 23% of Autodesk’s total net revenue for the three months periods ended April 30, 2011, if the acquisition had taken place at the beginning of fiscal 2012. In addition, Tech Data accounted for 21% and 21% of trade accounts receivable at April 30, 2012 and January 31, 2012, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2012 and January 31, 2012:

	April 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$298.9	$—	$—	$298.9	$19.5	$279.4	$—
Commercial paper	256.7	—	—	256.7	—	256.7	—
U.S. government agency securities	1.0	—	—	1.0	1.0	—	—
Money market funds	185.2	—	—	185.2	—	185.2	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	158.4	—	—	158.4	31.6	126.8	—
Certificates of deposit and time deposits	155.1	—	—	155.1	—	155.1	—
U.S. treasury securities	29.9	—	—	29.9	29.9	—	—
U.S. government agency securities	53.3	—	—	53.3	53.3	—	—
Municipal securities	5.8	—	—	5.8	5.8	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	32.0	2.7	—	34.7	34.7	—	—
Long-term available for sale
Corporate debt securities	123.4	1.0	(0.1)	124.3	124.3	—	—
U.S. treasury securities	96.5	0.3	—	96.8	96.8	—	—
U.S. government agency securities	51.8	0.1	—	51.9	51.9	—	—
Municipal securities	5.8	0.1	—	5.9	5.9	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	20.2	2.0	(3.3)	18.9	—	—	18.9
Derivative contracts (3)	12.2	7.7	(0.5)	19.4	—	7.8	11.6
Total	$1,491.7	$13.9	$(3.9)	$1,501.7	$455.0	$1,012.0	$34.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$493.6	$—	$—	$493.6	$11.3	$482.3	$—
Commercial paper	297.9	—	—	297.9	—	297.9	—
Money market funds	62.1	—	—	62.1	—	62.1	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	143.7	0.1	—	143.8	35.3	108.5	—
Certificates of deposit and time deposits	5.2	—	—	5.2	—	5.2	—
U.S. treasury securities	30.7	—	—	30.7	30.7	—	—
U.S. government agency securities	38.2	—	—	38.2	38.2	—	—
Municipal securities	4.7	—	—	4.7	4.7	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	29.8	1.8	(0.1)	31.5	31.5	—	—
Long-term available for sale
Corporate debt securities	107.8	1.0	(0.2)	108.6	108.6	—	—
U.S. treasury securities	23.6	0.2	—	23.8	23.8	—	—
U.S. government agency securities	51.4	0.2	—	51.6	51.6	—	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.3	—	—	18.3	—	—	18.3
Derivative contracts (3)	11.6	6.5	(2.2)	15.9	—	9.7	6.2
Total	$1,327.7	$9.8	$(2.5)	$1,335.0	$340.6	$965.7	$28.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three months ended April 30, 2012.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in auction rate securities, convertible debt securities and derivative contracts which are valued using probability weighted discounted cash flow models and some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2012 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2012	$6.2	$18.3	$4.2	$28.7
Purchases	1.0	1.9	—	2.9
Transfers into (out of) Level 3	—	—	—	—
Redemptions	—	—	—	—
Total unrealized gains (losses)	4.4	(1.3)	—	3.1
Balance at April 30, 2012	$11.6	$18.9	$4.2	$34.7

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	April 30, 2012
	Cost	Fair Value
Due in 1 year	$402.8	$402.8
Due in 1 year through 5 years	298.7	298.8
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2
Total	$705.7	$705.8

As of April 30, 2012 and January 31, 2012, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

The sales or redemptions of “available-for-sale securities” in the three months periods ended April 30, 2012 and 2011 resulted in no gains or losses. Proceeds from the sale and maturity of marketable securities three months periods ended April 30, 2012 and 2011 were $177.3 million and $131.1 million, respectively.

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

Foreign currency contracts designated as cash flow hedges

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income (loss)” to “Interest and other income (expense), net” in the Company's Condensed Consolidated Financial Statements at that time.

The net notional amount of these contracts are presented net settled and were $415.8 million at April 30, 2012 and $419.6 million at January 31, 2012. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $5.8 million remaining in “Accumulated Other Comprehensive Income (Loss)” as of April 30, 2012 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $62.3 million at April 30, 2012 and $75.1 million at January 31, 2012.

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

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2012 and January 31, 2012:

	Balance Sheet Location	Fair Value at
		April 30, 2012	January 31, 2012
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$8.2	$11.9
Derivatives not designated as hedging instruments	Other assets	11.6	6.2
Total derivative assets		$19.8	$18.1
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$0.4	$2.2
Total derivative liabilities		$0.4	$2.2

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months periods ended April 30, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2012	2011
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$1.5	$(9.6)
Amount and Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Net revenue	$6.3	$(3.8)
Operating expenses	(1.5)	1.9
Total	$4.8	$(1.9)
Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest and other income (expense), net	$0.1	$(0.3)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months periods ended April 30, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Foreign Exchange Contracts
	Three Months Ended April 30,
	2012	2011
Amount and Location of Gain (Loss) Recognized in Income on Derivative
Interest and other income, net	$1.0	$(1.7)

5. Stock-based Compensation Expense

Stock Plans

As of April 30, 2012, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders in January 2012. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of April 30, 2012, 2.6 million options or restricted stock units have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Stock Plan vest over periods ranging from immediately upon grant to over a three year period and options expire ten years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At April 30, 2012, 13.9 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders in January 2012. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of April 30, 2012, no options or restricted stock have been granted under the 2012 Directors' Plan. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Employee Plan will expire on June 30, 2022. At April 30, 2012, 2.6 million shares were available for future issuance under the 2012 Director's Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the three months ended April 30, 2012 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2012	28.4	$31.39
Granted	0.1	36.66
Exercised	(4.5)	26.65
Canceled	(1.6)	37.77
Options outstanding at April 30, 2012	22.4	$31.92	4.3	$202.1
Options vested and exercisable at April 30, 2012	15.7	$30.81	3.1	$161.9
Options vested and exercisable as of April 30, 2012 and expected to vest thereafter (1)	22.0	$31.82	4.3	$200.6
Options available for grant at April 30, 2012	13.9
 _______________
(1) Options expected to vest reflect an estimated forfeiture rate.

As of April 30, 2012, total compensation cost of $65.2 million related to non-vested options is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three months ended April 30, 2012, and 2011.

	Three Months Ended
	April 30, 2012	April 30, 2011
Pre-tax intrinsic value of options exercised (1)	$60.3	$59.6
Weighted average grant date fair value per share of stock options granted (2)	$13.43	$14.40
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)	The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

The following table summarizes information about options outstanding and exercisable at April 30, 2012:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $17.39	4.0		$13.46		4.6		$13.79
$17.53 - $29.49	2.8		26.97		4.8		27.80
$29.50 - $38.55	3.5		32.79		4.6		32.90
$39.69 - $43.81	1.7		41.69		4.6		41.88
$45.20 - $49.80	3.7		45.76		3.8		45.76
	15.7	3.1	$30.81	$161.9	22.4	4.3	$31.92	$202.1
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $39.37 per share as of April 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through April 2022.

Restricted Stock:

A summary of restricted stock unit and restricted stock award activity for the three months ended April 30, 2012 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock at January 31, 2012	2,184.1	$36.65
Awarded	1,163.9	33.32
Released	(263.0)	36.05
Forfeited	(24.2)	38.72
Unreleased restricted stock at April 30, 2012	3,060.8	$35.42

During the three months ended April 30, 2012, Autodesk granted 0.6 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $10.8 million during three months ended April 30, 2012. Autodesk recorded stock-based compensation related to restricted stock units of $5.3 million, during the three months ended April 30, 2011. As of April 30, 2012, total compensation cost not yet recognized of $57.4 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.6 years. At April 30, 2012, the number of restricted stock units granted but unreleased was 2.5 million.

During the three months ended April 30, 2012, Autodesk granted 0.5 million performance restricted stock units. Performance restricted stock units vest with the attainment of predetermined goals and requisite service periods. Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the performance restricted stock units is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to performance restricted stock units of $1.2 million during three months ended April 30, 2012. Autodesk recorded no stock-based compensation related to performance restricted stock units during the three months ended April 30, 2011. As of April 30, 2012, total compensation cost not yet recognized of $12.4 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.9 years. At April 30, 2012, the number of performance restricted stock units granted but unreleased was 0.5 million.

During the three months ended April 30, 2012, Autodesk granted no restricted stock awards. Restricted stock awards are granted to non-employee directors and vest on the date of the next annual meeting. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including voting rights. The fair value of the restricted stock awards is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.1 million during the three months ended April 30, 2012. Autodesk recorded stock-based compensation expense related to restricted stock awards of $0.1 million during the three months ended April 30, 2011. As of April 30, 2012, total compensation cost not yet recognized of $0.1 million related to non-vested restricted stock awards, is expected to be recognized over a weighted average period of 0.1 years. At April 30, 2012, the number of restricted stock awards granted but unreleased was 13,500.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At April 30, 2012, a total of 32.9 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.6 million shares under the ESP Plan during the three months ended April 30, 2012, at average prices of $21.63. During the three months ended April 30, 2011, Autodesk issued 1.8 million shares under the ESP Plan, at average prices of $15.28 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the three months ended April 30, 2012, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $14.00 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the three months ended April 30, 2011, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $13.46 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2012 and 2011, respectively, as follows:

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011
Cost of license and other revenue	$1.3	$0.9
Marketing and sales	14.6	11.8
Research and development	11.1	8.9
General and administrative	6.4	4.3
Stock-based compensation expense related to stock awards and ESP Plan purchases	33.4	25.9
Tax benefit	(8.7)	(7.6)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$24.7	$18.3

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	44 - 45%	41 - 43%	40 - 43%	34 - 37%
Range of expected lives (in years)	3.6 - 4.6	0.5 - 2.0	2.6 - 4.4	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.5 - 0.8	0.1 - 0.3%	0.9 - 1.9%	0.2 - 0.8%
Expected forfeitures	7.8%	7.8%	10.5%	10.5%

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

6. Income Tax

Autodesk’s effective tax rate was 19% and 18% during the three months ended April 30, 2012 and 2011, respectively. Autodesk’s effective tax rate increased during the three months ended April 30, 2012 as compared to the same period in the prior fiscal year primarily due to lower tax benefits in fiscal 2013 from foreign earnings taxed at lower rates, expiration of the federal research credit and increased non-deductible stock-based compensation expense, partially offset by discrete tax benefits from closure of statute of limitations during the first quarter of fiscal 2013. Excluding the impact of discrete tax benefits of $6.3 million primarily associated with tax benefits from stock-based compensation and closure of a foreign statute of limitations in the three months ended April 30, 2012, the effective tax rate for the three months ended April 30, 2012 was 26% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock-based compensation expense.

As of April 30, 2012, the Company had $203.2 million of gross unrecognized tax benefits, excluding interest, of which approximately $189.8 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At April 30, 2012, Autodesk had net deferred tax assets of $168.0 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7. Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2012	January 31, 2012
Purchased technologies, at cost (1)	$400.5	$400.5
Customer relationships, trade names, patents, user list, at cost (2)	215.0	215.3
	615.5	615.8
Less: Accumulated amortization (1)	(484.3)	(467.0)
Other intangible assets, net	$131.2	$148.8
_______________

(1)
As of April 30, 2012, the purchased technologies balances are presented gross. Previously, Autodesk reported the cost and amortization balance for purchased technologies net of fully amortized intangible assets. For comparability, the presentation of the purchased technologies cost and amortization balances at January 31, 2012 were adjusted to align to current year presentation.

(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

8. Goodwill

The change in the carrying amount of goodwill during the three months ended April 30, 2012, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2012
Goodwill	$76.6	$247.7	$323.3	$184.0	$831.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	76.6	247.7	323.3	34.8	682.4
Effect of foreign currency translation, purchase accounting and other	0.1	0.8	(0.4)	—	0.5
Balance as of April 30, 2012
Goodwill	76.7	248.5	322.9	184.0	832.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$76.7	$248.5	$322.9	$34.8	$682.9

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. A hypothetical 10% decrease in the fair value of any of Autodesk’s four reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of April 30, 2012 for the respective reporting units.

9. Deferred Compensation

At April 30, 2012, Autodesk had marketable securities totaling $721.6 million, of which $34.7 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $34.7 million at April 30, 2012, of which $3.4 million was classified as current and $31.3 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2012 was $31.5 million. The total related deferred compensation liability at January 31, 2012 was $31.5 million, of which $3.2 million was classified as current and $28.3 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

10. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2012	January 31, 2012
Computer software, at cost	$133.7	$133.5
Computer hardware, at cost	157.4	153.3
Leasehold improvements, land and buildings, at cost	142.8	139.5
Furniture and equipment, at cost	48.7	47.7
	482.6	474.0
Less: Accumulated depreciation	(378.6)	(369.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$104.0	$104.5

11. Borrowing Arrangements

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., an affiliate of Citibank, which is one of the lead lenders and agent. At April 30, 2012, Autodesk had no outstanding borrowings on this line of credit. This facility expires in May 2016.

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

13. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used largely to help offset the dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2012, Autodesk repurchased and retired 2.5 million shares at an average repurchase price of $39.79 per share. Common stock and additional paid-in capital and retained earnings were reduced by $54.1 million and $45.1 million, respectively, during the three months ended April 30, 2012.

At April 30, 2012, 12.2 million shares remained available for repurchase under repurchase plans approved by the Board of Directors. During the three months ended April 30, 2012, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, stock issuance, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

14. Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of taxes, was comprised of the following at April 30, 2012 and January 31, 2012:

	April 30, 2012	January 31, 2012
Net gain on derivative instruments	$5.8	$9.2
Net unrealized gain on available-for-sale securities	3.5	2.6
Unfunded portion of pension plans	(8.6)	(8.6)
Foreign currency translation adjustments	3.0	2.7
Accumulated other comprehensive income	$3.7	$5.9

15. Net Income Per Share

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

	Three Months Ended April 30,
	2012	2011
Numerator:
Net income	$78.9	$69.3
Denominator:
Denominator for basic net income per share—weighted average shares	228.1	228.2
Effect of dilutive securities	6.0	8.9
Denominator for dilutive net income per share	234.1	237.1
Basic net income per share	$0.35	$0.30
Diluted net income per share	$0.34	$0.29

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2012 and 2011, 9.1 million and 6.7 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

16. Segments

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

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for building information modeling ("BIM"), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Revit standalone, Autodesk Building Design Suite, AutoCAD Civil 3D, AutoCAD Architecture and AutoCAD Map 3D products.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Inventor standalone, Autodesk Product Design Suite, AutoCAD Mechanical and Autodesk Moldflow products.

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

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of our 2012 Annual Report on Form 10-K. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 8, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2012	2011
Net revenue:
Platform Solutions and Emerging Business	$229.0	$210.5
Architecture, Engineering and Construction	163.4	141.4
Manufacturing	145.7	123.2
Media and Entertainment	50.5	53.2
	$588.6	$528.3
Gross profit:
Platform Solutions and Emerging Business	$215.8	$198.6
Architecture, Engineering and Construction	148.9	128.0
Manufacturing	134.4	113.2
Media and Entertainment	41.8	42.9
Unallocated (1)	(11.1)	(9.0)
	$529.8	$473.7
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2012	2011
Net revenue:
Americas
U.S.	$166.0	$143.5
Other Americas	41.6	37.9
Total Americas	207.6	181.4
Europe, Middle East and Africa	224.4	215.0
Asia Pacific
Japan	76.3	60.7
Other Asia Pacific	80.3	71.2
Total Asia Pacific	156.6	131.9
Total net revenue	$588.6	$528.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed below in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product type and geography) and operating expenses, the effect of unemployment and availability of credit, the effects of the weak global economic conditions, our backlog, expected trends in certain financial metrics, expected market trends, including the growth of cloud, mobile and social computing, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, faculty and students is a key competitive advantage. This network of relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with Autodesk products and extend them for a variety of specialized applications. Users with expertise in our products are broadly and globally available from educational institutions and in the existing workforce. We offer extensive educational programs, including student versions of software, curricula, and faculty development. We have an extensive global community of students who are experienced with our software and poised to become the next generation of professional users – thus reducing the cost of training and providing fresh talent for our customers. Our global network of distributors, resellers, third party developers, customers, educational institutions and students has been developed over our thirty year history. We believe it is an enduring competitive advantage that is difficult for others to replicate.

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

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. During the three months ended April 30, 2012, we completed a number of important organizational changes to drive the success of our business. These changes were made in order to address major business initiatives including our desire to accelerate the business' move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. The reorganization included changes to the structure and alignment of our product development and marketing teams and re-organizing our sales teams by industry. The changes are intended to better serve our customers and drive future growth.

Our growth strategy is predicated upon leading the transition in the industries we serve into the cloud in three ways:

•
Grow. We believe sufficient opportunity remains in our PC-based software business, and we intend to continue to grow this business. In particular we are offering product suites with improved interoperability and usability to enhance our customers' productivity. We are continuing to drive maintenance and new licensing models to better match the business needs of our customers. We will continue to emphasize developing direct relationships with large, global customers and growing in emerging economies.

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

We believe that expanding our customers' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three months ended April 30, 2012, revenue from Suites increased 34%, as compared to the prior fiscal year. As a percentage of revenue, suites increased to 28% in the three months ended April 30, 2012 as compared to 23% in the three months ended April 30, 2011.

Expanding our geographic coverage is another key element of our growth strategy. While emerging economies are important for all global businesses, we believe they hold special opportunity for Autodesk. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. We believe that emerging economies continue to present long-term growth opportunities for us and revenue from emerging countries increased 6% during three months ended April 30, 2012 as compared to the same period of the prior fiscal year. Revenue from emerging countries represented 14% of net revenue during the three months ended April 30, 2012 and 15% of net revenue during the three months ended April 30, 2011. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2012 (the “2012 Form 10-K”). In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion of these judgmental areas in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Updates on the relevant periodic financial disclosures related to these policies are provided below.

Goodwill. As of April 30, 2012, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 8, “Goodwill,” in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes. We currently have $168.0 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options and restricted stock units, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against California and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and that such challenges may have a significant impact on our effective tax rate.

Overview of the Three Months Ended April 30, 2012

(in millions)	Three Months Ended April 30, 2012	As a % of Net Revenue	Three Months Ended April 30, 2011	As a % of Net Revenue
Net Revenue	$588.6	100%	$528.3	100%
Cost of revenue	58.8	10%	54.6	10%
Gross Profit	529.8	90%	473.7	90%
Operating expenses	435.8	74%	395.1	75%
Income from Operations	$94.0	16%	$78.6	15%

In the three months ended April 30, 2012, our business grew year over year as evidenced by our increases in revenue, gross profit and income from operations. Contributing to the year over year increases in revenue were increases in revenue from new seat license revenue and maintenance revenue. In addition, we experienced increases in revenue for most of our major products and reportable segments, and all of our major geographic areas during three months ended April 30, 2012 as compared to the same period in the prior fiscal year. The reasons for these increases are discussed below under the heading “Results of Operations.” In addition, we continued to control our operating costs, which led to year over year improvements in profitability. The 20% increase in income from operations in the three months ended April 30, 2012 as compared to the same periods in the prior fiscal year, was due to the increase in our net revenue, while controlling the growth of operating expenses.

Our total operating margin increased as a percentage of revenue from 15% for the three months ended April 30, 2011 to 16% during the three months ended April 30, 2012. The increase in our operating margin was primarily because net revenue increased at a faster rate than the increase in our costs due to proportionally less spending per revenue dollar earned. Net revenue increased $60.3 million or 11% for the three months ended April 30, 2012, as compared to the same period in the prior fiscal year, while our operating expenses increased $40.7 million, or 10% for the three months ended April 30, 2012. The 10% increase in operating expenses in the three months ended April 30, 2012, as compared to the three months ended April 30, 2011 was due to an increase in salaries and benefits due to increased headcount and merit increases.

We generate a majority of our revenue in the U.S., Japan, Germany, France, and Canada. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from foreign exchange rate changes during the three months ended April 30, 2012, as compared to the same period in the prior fiscal year. During the three months ended April 30, 2012, net revenue increased 11% compared to the same period in the prior fiscal year; had applicable exchange rates from the three months ended April 30, 2011 been in effect during the three months ended April 30, 2012, and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2012 and 2011 (“on a constant currency basis”), net revenue would have increased 9% respectively, compared to the same period in the prior fiscal year. During the three months ended April 30, 2012, total spend, defined as cost of revenue plus operating expenses, increased 10% compared to the same period in the prior fiscal year as reported and increased 10% on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 22% of our total net revenue during the three months ended April 30, 2012. Tech Data accounted for 17% of Autodesk's total net revenue for the three months ended April 30, 2011. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 23% of our total net revenue for the three months periods ended April 30, 2011, if the acquisition had taken place at the beginning of fiscal 2012. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Our primary goals for the remainder of fiscal 2013 are to grow revenue and improve our operating margin percentage by delivering our market-leading products and solutions to our customers and investing in product functionality and new product lines, including suites offerings. However, there can be no assurance that we will achieve our financial goals and improve our financial results. Additionally, we believe that unemployment rates and the availability of credit to major industries we serve are important indicators for our business; if global economic conditions deteriorate we may not achieve our financial goals.

Revenue from flagship products was 57% of total net revenue during the three months ended April 30, 2012 and increased 4% for the three months ended April 30, 2012, as compared to the same period in the prior fiscal year. Revenue from suites was 28% of total net revenue for the three months ended April 30, 2012, and increased 34% as compared to the same period in the prior fiscal year. Suites revenue and growth rates for suites consist primarily of revenue from our pre-existing suite families, such as Inventor and Revit suites. Revenue from new and adjacent products was 15% of total net revenue during the three months ended April 30, 2012 and increased 9% as compared to the same period in the prior fiscal year. We anticipate, as our new and existing customers migrate from our stand-alone products, that our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.

At April 30, 2012, we had $1,796.1 million in cash and marketable securities. We completed the quarter ended April 30, 2012 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the fiscal year ended January 31, 2012. Deferred revenue at April 30, 2012 was $726.9 million. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. We repurchased 2.5 million shares of our common stock for $99.2 million during the three months ended April 30, 2012. Comparatively, we repurchased 1.7 million shares of our common stock for $68.6 million during the three months ended April 30, 2011.

Results of Operations

Net Revenue

	Three Months Ended April 30, 2012	Increase/(Decrease) compared to prior fiscal year		Three Months Ended April 30, 2011
(in millions)		$	%
Net Revenue:
License and other	$361.0	$38.0	12%	$323.0
Maintenance	227.6	22.3	11%	205.3
	$588.6	$60.3	11%	$528.3
Net Revenue by Geographic Area:
Americas	$207.6	$26.2	14%	$181.4
Europe, Middle East and Africa	224.4	9.4	4%	215.0
Asia Pacific	156.6	24.7	19%	131.9
	$588.6	$60.3	11%	$528.3
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$229.0	$18.5	9%	$210.5
Architecture, Engineering and Construction	163.4	22.0	16%	141.4
Manufacturing	145.7	22.5	18%	123.2
Media and Entertainment	50.5	(2.7)	(5)%	53.2
	$588.6	$60.3	11%	$528.3

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses and upgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services and hosted technology solutions.

Total license and other revenue increased 12% during the three months ended April 30, 2012, as compared to the three months ended April 30, 2011. This increase was primarily due to the 19% increase in revenue from commercial new seat licenses during the three months as compared to the same period in the prior fiscal year. During the three months ended April 30, 2012, 13 percentage points of the 19% increase in commercial new seat licenses was due to the increase in the number of seats sold and 6 percentage points was due to an increase in the average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 72% and 67% for the three months ended April 30, 2012 and 2011, respectively.

The increase in license and other revenue during the three months ended April 30, 2012, as compared to the same periods in the prior fiscal year, was partially offset by the 11% decrease in upgrade revenue. Upgrade revenue was lower during the three months ended April 30, 2012, as compared to the same period of the prior fiscal year, primarily due to an ACAD LT upgrade promotion run during the three months ended April 30, 2011.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $20.7 million during the three months ended April 30, 2012 from $27.1 million at January 31, 2012 to $6.4 million at April 30, 2012. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

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

Maintenance revenue increased 11% during the three months ended April 30, 2012, as compared to the three months ended April 30, 2011, primarily due to an 11% increase in commercial maintenance revenue. The 11% increase in commercial maintenance revenue was due to a 15 percentage point increase from commercial enrollment during the corresponding maintenance contract term and a 4 percentage point decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both the three months ended April 30, 2012 and 2011, respectively.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. Net maintenance billings increased 1% during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011. Net maintenance billings experienced low growth primarily due to maintenance billings weakness in the EMEA geography and the M&E business segment and early maintenance renewal activity in the fourth quarter of fiscal 2012, primarily in EMEA.

Our deferred revenue balance at April 30, 2012 and January 31, 2012 included $647.8 million and $633.3 million, respectively, related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 14% during the three months ended April 30, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to a 15% increase in new seat revenue and a 9% increase in maintenance revenue in this geography during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011. The increase in our revenue in this geography was led by the U.S. and Canada.

Net revenue in the EMEA geography increased by 4%, or 2% on a constant currency basis, during the three months ended April 30, 2012 as compared to the same period in the prior fiscal year. The increase was primarily due to a 9% increase in new seat revenue and an 11% increase in maintenance revenue in this geography during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011. The increase in our revenue in this geography was led by Germany, Ireland and Belgium.

Net revenue in the APAC geography increased by 19%, or 13% on a constant currency basis, during the three months ended April 30, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to a 27% increase in new seat revenue and a 14% increase in maintenance revenue in this geography during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011. Net revenue expansion in this geography during the three months ended April 30, 2012 was led by Japan, South Korea, and China.

Net revenue in emerging economies increased 6% during the three months ended April 30, 2012 as compared to the same period in the prior fiscal year, primarily due to revenue from the Russian Federation and China partially offset by weak results in Brazil and India, where currency devaluation was a factor. Revenue from emerging economies represented 14% and 15% of total net revenue during the three months ended April 30, 2012 and 2011, respectively.

International net revenue represented 72% of our total net revenue for the three months ended April 30, 2012 as compared to 73% during the respective period of the prior fiscal year. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

During the three months ended April 30, 2012, net revenue for PSEB increased 9% as compared to the same period of the prior fiscal year primarily due to a 9% increase in revenue from our AutoCAD LT products. Net revenue in PSEB during the three months ended April 30, 2012 also benefited from 7% increase in AutoCAD products during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011.

During the three months ended April 30, 2012, net revenue for AEC increased 16% as compared to the same period of the prior fiscal year primarily due to a 51% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite.

During the three months ended April 30, 2012, net revenue for MFG increased 18% as compared to the same period of the prior fiscal year primarily due to a 16% increase in revenue from MFG suites, which includes the Autodesk Product Design Suite.

During the three months ended April 30, 2012, net revenue for M&E decreased 5% as compared to the same period in the prior fiscal year, primarily due to a 14% decrease in revenue from Creative Finishing and a 2% decrease in Animation product group. The decrease in Animation revenue was primarily due to a 15% decrease in revenue from our flagship product, 3Ds Max, partially offset by a 75% increase in revenue from our animation suites, which includes our Autodesk Entertainment Creation Suite. As more of our customers move to our suites products, our revenue on stand-alone products like 3Ds Max may decrease because it is included in our suites. This move to our suites is part of our strategy and represents a growth opportunity for us over the long-term.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended April 30, 2012	Increase/(Decrease) compared to prior fiscal year		Three Months Ended April 30, 2011
(in millions)		$	%
Cost of revenue:
License and other	$47.1	$4.5	11%	$42.6
Maintenance	11.7	(0.3)	(3)%	12.0
	$58.8	$4.2	8%	$54.6
As a percentage of net revenue	10%			10%

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

Cost of license and other revenue increased 11% during the three months ended April 30, 2012, respectively, as compared to the same period in the prior fiscal year, primarily due to increased royalty and support costs.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue decreased 3% during the three months ended April 30, 2012, respectively, as compared to the same period in the prior fiscal year, due to cost savings associated with increased use of electronic fulfillment.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012.

Marketing and Sales

	Three Months Ended April 30, 2012	Increase compared to prior fiscal year		Three Months Ended April 30, 2011
(in millions)		$	%
Marketing and sales	$223.2	$21.3	11%	$201.9
As a percentage of net revenue	38%			38%

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

Marketing and sales expenses increased 11% for the three months ended April 30, 2012, as compared to the same period in the prior fiscal year, primarily due to higher employee-related costs related to salaries and fringe benefits primarily associated with increased head count and merit increases.

We expect marketing and sales expense to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012.

Research and Development

	Three Months Ended April 30, 2012	Increase compared to prior fiscal year		Three Months Ended April 30, 2011
(in millions)		$	%
Research and development	$152.7	$16.1	12%	$136.6
As a percentage of net revenue	26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 12% during the three months ended April 30, 2012 as compared to the same period in the prior fiscal year, primarily due to an increase in salaries and fringe benefits primarily associated with increased head count and merit increases.

We expect research and development expense to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012.

General and Administrative

	Three Months Ended April 30, 2012	Increase compared to prior fiscal year		Three Months Ended April 30, 2011
(in millions)		$	%
General and administrative	$59.9	$3.3	6%	$56.6
As a percentage of net revenue	10%			11%

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

General and administrative expenses increased 6% during the three months ended April 30, 2012 as compared to the same period in the prior fiscal year, primarily due to an increase in salaries and fringe benefits primarily associated with increased head count and merit increases.

We expect general and administrative expenses to increase in absolute dollars, but to remain relatively consistent as a percentage of net revenue during the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2012	2011
Interest and investment income, net	$3.5	$3.1
Gain on foreign currency	—	0.7
Other income	—	2.1
Interest and other income, net	$3.5	$5.9

Interest and other income, net, decreased $2.4 million during the three months ended April 30, 2012, as compared to the same period in the prior fiscal year, primarily due to a Canadian multimedia tax credit received in the three months ended April 30, 2011 that was not received in the current period.

Interest and investment income, net, fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increase in interest and investment income, net, during fiscal 2013 as compared to fiscal 2012 is primarily due to the increase in the fair value of our trading securities that are marked to market each period.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 19% during the three months ended April 30, 2012 compared to 18% during the three months ended April 30, 2011. Our effective tax rate increased during the three months ended April 30, 2012 as compared to the same period in the prior fiscal year primarily due to lower tax benefits in fiscal 2013 from foreign earnings taxed at lower rates, expiration of the federal research credit and increased non-deductible stock-based compensation expense, partially offset by discrete tax benefits from stock-based compensation and closure of statute of limitations during the first quarter of fiscal 2013. Excluding the impact of discrete tax benefits of $6.3 million primarily associated with tax benefits from stock-based compensation and closure of a foreign statute of limitations in the three months ended April 30, 2012, the effective tax rate for the three months ended April 30, 2012 was 26%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock-based compensation expense.

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

At April 30, 2012, we had net deferred tax assets of $168.0 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2012, and 2011, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended April 30,
	2012	2011
	(Unaudited)
Gross profit	$529.8	$473.7
Non-GAAP gross profit	$540.9	$482.7
Gross margin	90%	90%
Non-GAAP gross margin	92%	91%
Income from operations	$94.0	$78.6
Non-GAAP income from operations	$145.0	$119.1
Operating margin	16%	15%
Non-GAAP operating margin	25%	23%
Net income	$78.9	$69.3
Non-GAAP net income	$109.9	$93.7
Diluted earnings per share	$0.34	$0.29
Non-GAAP diluted earnings per share	$0.47	$0.40

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended April 30,
	2012	2011
	(Unaudited)
Gross profit	$529.8	$473.7
Stock-based compensation expense	1.3	0.9
Amortization of purchased intangibles (1)	9.8	8.1
Non-GAAP gross profit	$540.9	$482.7
Gross margin	90%	90%
Stock-based compensation expense	—%	—%
Amortization of purchased intangibles	2%	1%
Non-GAAP gross margin	92%	91%
Income from operations	$94.0	$78.6
Stock-based compensation expense	33.4	25.9
Amortization of purchased intangibles (1)	17.6	14.6
Non-GAAP income from operations	$145.0	$119.1
Operating margin	16%	15%
Stock-based compensation expense	6%	5%
Amortization of purchased intangibles (1)	3%	3%
Non-GAAP operating margin	25%	23%
Net income	$78.9	$69.3
Stock-based compensation expense	33.4	25.9
Amortization of purchased intangibles (1)	17.6	14.6
Discrete tax provision items	(6.3)	(4.1)
Income tax effect of non-GAAP adjustments	(13.7)	(12.0)
Non-GAAP net income	$109.9	$93.7
Diluted net income per share	$0.34	$0.29
Stock-based compensation expense	0.14	0.11
Amortization of purchased intangibles (1)	0.07	0.06
Discrete tax provision items	(0.03)	(0.02)
Income tax effect of non-GAAP adjustments	(0.05)	(0.04)
Non-GAAP diluted net income per share	$0.47	$0.40
 _______________

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships and trade names for acquisitions subsequent to December 2005.

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

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP costs and expenses, primarily due to stock-based compensation and purchased intangibles for GAAP and non-GAAP measures.

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

At April 30, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,796.1 million and net accounts receivable of $300.6 million. In addition, at April 30, 2012 we had a line of credit facility that permitted unsecured short-term borrowings of up to $400.0 million that we entered into in May 2011. During the three months ended April 30, 2012 and 2011, we had no borrowings or repayments under our current or prior line of credit facility. This credit facility is available for working capital and general corporate purposes and expires in May 2016.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,604.1 million at January 31, 2012 to$1,796.1 million at April 30, 2012 is principally the result of the proceeds from the issuance of common stock following stock option exercises and cash generated from operations. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for purchases of marketable securities, repurchases of our common stock, and other investing activities. Cash generated from operations was positively impacted by higher net revenue. We anticipate the cash proceeds from issuance of common stock will vary based on our stock price, stock option exercise activity and the volume of employee purchases under the ESP plan.

The primary source for net cash provided by operating activities of $139.3 million for the three months ended April 30, 2012 was net income of $78.9 million increased by the effect of non-cash expenses totaling $62.6 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $7.7 million. The primary source of working capital was a decrease in accounts receivable and an increase in deferred revenue. Our days sales outstanding in trade receivables was 46 at April 30, 2012 compared to 61 days at January 31, 2012. The days sales outstanding decrease relates primarily to seasonality in our subscription contract renewals; subscription billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were for payments for the reduction of the accrued expense primarily related to our fiscal 2012 employee bonus accrual and fourth quarter fiscal 2012 commissions and purchases of shares under the Employee Stock Purchase Plan ("ESP Plan").

At April 30, 2012, our short-term investment portfolio had an estimated fair value of $437.5 million and a cost basis of $434.8 million. The portfolio fair value consisted of $158.4 million invested in commercial paper and corporate securities, $53.3 million invested in U.S. government agency securities, $34.7 million invested in mutual funds, $29.9 million invested in U.S. treasury securities, $5.8 million invested in municipal securities, $155.1 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year and $0.3 million invested in other short-term securities.

At April 30, 2012, $34.7 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 9, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures.

As of April 30, 2012, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

Our existing cash, cash equivalents and investment balances may decline in fiscal 2013 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing credit facility at June 1, 2012 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $478.1 million and $494.7 million at April 30, 2012 and January 31, 2012, respectively.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. In December 2010, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares; at April 30, 2012, 7.8 million repurchases have been made under this plan and 12.2 million shares remained available for repurchase. This plan does not have a fixed expiration date. During the three months ended April 30, 2012, we repurchased 2.5 million shares of our common stock. See Note 13, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2012:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	95.0	$37.96	95.0	14,645.0
March 1 - March 31	1,743.4	$39.05	1,743.4	12,901.6
April 1 - April 30	655.3	$42.02	655.3	12,246.3
Total	2,493.7	$39.79	2,493.7
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in December 2010 that authorized the repurchase of 20.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended April 30, 2012.

Off-Balance Sheet Arrangements

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of April 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture and AutoCAD Mechanical), Civil 3D, Maya, Plant 3D, Inventor products (standalone) and Revit products (standalone).

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2012 and January 31, 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $478.1 million and $494.7 million at April 30, 2012 and January 31, 2012, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2012 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2012 and January 31, 2012 would increase the fair value of our foreign currency contracts by $41.3 million and $45.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2012 and January 31, 2012 would decrease the fair value of our foreign currency contracts by $24.3 million and $24.3 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At April 30, 2012, we had $1,463.4 million of cash equivalents and marketable securities. With an average cash equivalent investment balance for the quarter of approximately $725.0 million, if interest rates were to change by 10%, this would result in a $0.1 million change in annual interest income. Further, at April 30, 2012, we had approximately $630.0 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $3.2 million and $6.4 million respectively, over a twelve month period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2012, approximately 85%, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 22%, of our total net revenue for the three months ended April 30, 2012 as compared to 17% of Autodesk's total net revenue for the three months periods ended April 30, 2011. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 23% of our total net revenue for the three months periods ended April 30, 2011, if the acquisition had taken place at the beginning of fiscal 2012. Although we believe that we are not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part II, Item 1A and the following:

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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our suites offerings. Should sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products decrease without a corresponding increase in suites product revenue or without purchases of customer seats to our suites, our results of operations will be adversely affected. Also, changes in the delivery of our software and services to our customers may change the way in which we recognize revenue relating to the software and services, with a potential negative impact to financial performance. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which includes our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2012, combined revenue from our AutoCAD and AutoCAD LT products, not including Suites having AutoCAD or AutoCAD LT as a component, represented 35% of our total net revenue.

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

While we have determined that our internal control over financial reporting was effective as of January 31, 2012, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10‑K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

There were no sales of unregistered securities during the three months ended April 30, 2012.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

10.1 *	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.2*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.3*
Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.4*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.5*
Second Amended and Restated Employment Agreement between Registrant and Carl Bass dated March 8, 2012 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

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

Dated: June 1, 2012

AUTODESK, INC.
(Registrant)

/s/ PAMELA J. STRAYER
Pamela J. Strayer
Vice President and Corporate Controller
(Principal Accounting Officer)