Form 10-Q
period 2012-07-31
AUTODESK INC
filed 2012-09-05
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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

As of August 31, 2012, registrant had outstanding approximately 226.9 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net revenue:
License and other	$340.5	$333.0	$701.5	$656.0
Maintenance	228.2	213.3	455.8	418.6
Total net revenue	568.7	546.3	1,157.3	1,074.6
Cost of revenue:
Cost of license and other revenue	49.1	45.7	96.2	88.3
Cost of maintenance revenue	10.7	11.7	22.4	23.7
Total cost of revenue	59.8	57.4	118.6	112.0
Gross profit	508.9	488.9	1,038.7	962.6
Operating expenses:
Marketing and sales	212.4	201.0	435.6	402.9
Research and development	144.9	139.2	297.6	275.8
General and administrative	58.7	55.0	118.6	111.6
Restructuring benefits	—	(1.3)	—	(1.3)
Total operating expenses	416.0	393.9	851.8	789.0
Income from operations	92.9	95.0	186.9	173.6
Interest and other income (expense), net	(0.8)	(0.8)	2.7	5.1
Income before income taxes	92.1	94.2	189.6	178.7
Provision for income taxes	(27.5)	(23.0)	(46.1)	(38.2)
Net income	$64.6	$71.2	$143.5	$140.5
Basic net income per share	$0.28	$0.31	$0.63	$0.61
Diluted net income per share	$0.28	$0.30	$0.62	$0.59
Weighted average shares used in computing basic net income per share	227.8	229.4	228.0	228.8
Weighted average shares used in computing diluted net income per share	232.1	236.6	233.1	236.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net income	$64.6	$71.2	$143.5	$140.5
Other comprehensive income, net of tax and reclassifications:
Net gain on derivative instruments	6.9	8.3	3.5	0.5
Change in net unrealized gain on available-for-sale securities,	(0.5)	0.3	0.4	1.0
Net change in cumulative foreign currency translation gain (loss)	(9.5)	0.9	(9.2)	13.4
Total other comprehensive income (loss)	(3.1)	9.5	(5.3)	14.9
Total comprehensive income	$61.5	$80.7	$138.2	$155.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$930.2	$1,156.9
Marketable securities	500.5	254.4
Accounts receivable, net	361.4	395.1
Deferred income taxes	44.8	30.1
Prepaid expenses and other current assets	65.8	59.4
Total current assets	1,902.7	1,895.9
Marketable securities	286.1	192.8
Computer equipment, software, furniture and leasehold improvements, net	109.0	104.5
Purchased technologies, net	71.4	84.6
Goodwill	739.2	682.4
Deferred income taxes, net	136.8	135.8
Other assets	130.7	131.8
	$3,375.9	$3,227.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82.9	$89.3
Accrued compensation	136.6	183.9
Accrued income taxes	17.0	14.4
Deferred revenue	590.9	582.3
Other accrued liabilities	74.0	84.2
Total current liabilities	901.4	954.1
Deferred revenue	161.1	136.9
Long term income taxes payable	179.0	174.8
Other liabilities	83.1	79.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,457.3	1,365.4
Accumulated other comprehensive income	0.6	5.9
Retained earnings	593.4	511.6
Total stockholders’ equity	2,051.3	1,882.9
	$3,375.9	$3,227.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2012	2011
Operating activities:
Net income	$143.5	$140.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.1	54.2
Stock-based compensation expense	66.9	53.2
Excess tax benefits from stock-based compensation	(28.1)	(13.5)
Restructuring benefits	—	(1.3)
Other operating activities	3.9	—
Changes in operating assets and liabilities, net of business combinations	2.1	27.5
Net cash provided by operating activities	246.4	260.6
Investing activities:
Purchases of marketable securities	(725.3)	(307.8)
Sales of marketable securities	138.9	61.6
Maturities of marketable securities	250.5	220.7
Capital expenditures	(28.2)	(39.8)
Acquisitions, net of cash acquired	(69.2)	(94.4)
Other investing activities	(18.0)	(15.1)
Net cash used in investing activities	(451.3)	(174.8)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	158.8	129.6
Repurchases of common stock	(210.3)	(169.4)
Excess tax benefits from stock-based compensation	28.1	13.5
Net cash used in financing activities	(23.4)	(26.3)
Effect of exchange rate changes on cash and cash equivalents	1.6	(3.1)
Net increase (decrease) in cash and cash equivalents	(226.7)	56.4
Cash and cash equivalents at beginning of fiscal year	1,156.9	1,075.1
Cash and cash equivalents at end of period	$930.2	$1,131.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2012, and for the three and six months ended July 31, 2012, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2013, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed on March 15, 2012.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2012, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Six Months Ended July 31, 2012

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

3. Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Citicorp USA, Inc., an affiliate of Citibank, is one of the lead lenders and an agent in the syndicate of Autodesk’s

$400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 23% and 22% of Autodesk’s total net revenue for the three and six months ended July 31, 2012, respectively, and 17% of Autodesk's total net revenue for both the three and six months ended July 31, 2011. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of the Company's products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 22% and 23% of Autodesk’s total net revenue for the three and six months ended July 31, 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2012. In addition, Tech Data accounted for 26% and 21% of trade accounts receivable at July 31, 2012 and January 31, 2012, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2012 and January 31, 2012:

	July 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$239.4	$—	$—	$239.4	$16.0	$223.4	$—
Commercial paper	315.4	—	—	315.4	—	315.4	—
Money market funds	44.1	—	—	44.1	—	44.1	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	164.0	0.1	—	164.1	40.9	123.2	—
Certificates of deposit and time deposits	178.5	—	—	178.5	—	178.5	—
U.S. treasury securities	46.7	—	—	46.7	46.7	—	—
U.S. government agency securities	73.0	—	—	73.0	73.0	—	—
Municipal securities	3.2	—	—	3.2	3.2	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	32.5	2.3	(0.1)	34.7	34.7	—	—
Long-term available for sale
Corporate debt securities	122.4	1.3	—	123.7	123.7	—	—
U.S. treasury securities	87.9	0.2	—	88.1	88.1	—	—
U.S. government agency securities	53.2	0.3	—	53.5	53.5	—	—
Municipal securities	14.5	0.1	—	14.6	14.6	—	—
Sovereign debt	2.0	—	—	2.0	—	2.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	15.9	—	(2.3)	13.6	—	—	13.6
Derivative contracts (3)	10.6	9.8	(2.4)	18.0	—	8.9	9.1
Total	$1,407.8	$14.1	$(4.8)	$1,417.1	$494.7	$895.5	$26.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$493.6	$—	$—	$493.6	$11.3	$482.3	$—
Commercial paper	297.9	—	—	297.9	—	297.9	—
Money market funds	62.1	—	—	62.1	—	62.1	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	143.7	0.1	—	143.8	35.3	108.5	—
Certificates of deposit and time deposits	5.2	—	—	5.2	—	5.2	—
U.S. treasury securities	30.7	—	—	30.7	30.7	—	—
U.S. government agency securities	38.2	—	—	38.2	38.2	—	—
Municipal securities	4.7	—	—	4.7	4.7	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	29.8	1.8	(0.1)	31.5	31.5	—	—
Long-term available for sale
Corporate debt securities	107.8	1.0	(0.2)	108.6	108.6	—	—
U.S. treasury securities	23.6	0.2	—	23.8	23.8	—	—
U.S. government agency securities	51.4	0.2	—	51.6	51.6	—	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.3	—	—	18.3	—	—	18.3
Derivative contracts (3)	11.6	6.5	(2.2)	15.9	—	9.7	6.2
Total	$1,327.7	$9.8	$(2.5)	$1,335.0	$340.6	$965.7	$28.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and six months ended July 31, 2012.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in auction rate securities, convertible debt securities and derivative contracts which are valued using probability weighted discounted cash flow models, in which some of the inputs are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2012 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2012	$6.2	$18.3	$4.2	$28.7
Purchases	1.1	4.8	—	5.9
Transfers into (out of) Level 3	—	—	—	—
Settlements	(1.3)	(7.2)	—	(8.5)
Net unrealized gains (losses)	3.1	(2.3)	—	0.8
Balance at July 31, 2012	$9.1	$13.6	$4.2	$26.9

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	July 31, 2012
	Cost	Fair Value
Due in 1 year	$465.7	$465.8
Due in 1 year through 5 years	295.9	295.5
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2
Total	$765.8	$765.5

As of July 31, 2012 and January 31, 2012, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the six months ended July 31, 2012 Autodesk recorded a $10.0 million other-than-temporary impairment on one of its privately held equity investments. The impairment expense was recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statement of Income.

The sale or settlement of certain convertible debt and equity investments in the six months ended July 31, 2012 and 2011 resulted in a gain of $5.0 million. The gain was recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statement of Income.

Proceeds from the sale and maturity of marketable securities for the six months ended July 31, 2012 and 2011 were $389.4 million and $282.3 million, respectively.

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

The net notional amount of these contracts are presented net settled and were $382.9 million at July 31, 2012 and $419.6 million at January 31, 2012. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $12.7 million remaining in “Accumulated Other Comprehensive Income (Loss)” as of July 31, 2012 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $22.1 million at July 31, 2012 and $75.1 million at January 31, 2012.

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

Fair Value of Derivative Instruments

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2012 and January 31, 2012:

	Balance Sheet Location	Fair Value at
		July 31, 2012	January 31, 2012
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$10.8	$11.9
Derivatives not designated as hedging instruments	Other assets	9.1	6.2
Total derivative assets		$19.9	$18.1
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$1.9	$2.2
Total derivative liabilities		$1.9	$2.2

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$10.6	$7.0	$12.1	$(2.6)
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$6.1	$(3.8)	$12.4	$(7.6)
Operating expenses	(2.4)	2.5	(3.9)	4.4
Total	$3.7	$(1.3)	$8.5	$(3.2)
Amount and location of gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other income (expense), net	$—	$0.3	$0.1	$—

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Derivative Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Amount and location of gain recognized in income on derivative
Interest and other income (expense), net	$—	$3.7	$1.0	$2.0

5. Stock-based Compensation Expense

Stock Plans

As of July 31, 2012, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders in January 2012. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of July 31, 2012, 5.7 million options or restricted stock units have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Stock Plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At July 31, 2012, 11.4 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders in January 2012. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of July 31, 2012, 0.2 million restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one year from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At July 31, 2012, 2.4 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2012 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (2)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2012	28.4	$31.39
Granted	0.1	36.63
Exercised	(4.9)	26.14
Canceled	(2.2)	38.23
Options outstanding at July 31, 2012	21.4	$31.93	4.2	$123.4
Options exercisable at July 31, 2012	15.1	$30.82	3.0	$103.1
Options vested as of July 31, 2012 and expected to vest thereafter (1)	21.1	$31.84	4.1	$122.8
Options available for grant at July 31, 2012	13.8
 _______________

(1)	Options expected to vest reflect an estimated forfeiture rate.

(2)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $33.92 per share as of July 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of July 31, 2012, total compensation cost of $54.9 million related to non-vested options is expected to be recognized over a weighted average period of 1.5 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three and six months ended July 31, 2012, and 2011.

	Three months Ended		Six Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Pre-tax intrinsic value of options exercised (1)	$5.6	$13.0	$65.9	$72.5
Weighted average grant date fair value per share of stock options granted (2)	$10.86	$11.95	$13.40	$14.26
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)	The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

The following table summarizes information about options outstanding and exercisable at July 31, 2012:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $17.39	3.9		$13.57		4.4		$13.89
$17.53 - $29.49	2.7		27.06		4.6		27.86
$29.50 - $38.55	3.4		32.74		4.4		32.72
$39.69 - $43.81	1.6		41.70		4.5		41.88
$45.20 - $49.80	3.5		45.70		3.5		45.70
	15.1	3.0	$30.82	$103.1	21.4	4.2	$31.93	$123.4
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $33.92 per share as of July 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through June 2022.

Restricted Stock:

A summary of restricted stock unit and restricted stock award activity for the six months ended July 31, 2012 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock at January 31, 2012	2,184.1	$36.65
Awarded	3,184.3	32.89
Released	(305.8)	35.46
Forfeited	(65.2)	37.42
Unreleased restricted stock at July 31, 2012	4,997.4	$34.32

During the six months ended July 31, 2012, Autodesk granted 2.6 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $12.5 million and $23.3 million during the three and six months ended July 31, 2012, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $8.3 million and $13.6 million, during the three and six months ended July 31, 2011, respectively. As of July 31, 2012, total compensation cost not yet recognized of $100.7 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 2.0 years. At July 31, 2012, the number of restricted stock units granted but unreleased was 4.5 million.

During the six months ended July 31, 2012, Autodesk granted 0.5 million performance restricted stock units. Performance restricted stock units vest with the attainment of predetermined goals and requisite service periods. Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the performance restricted stock units is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to performance restricted stock units of $2.1 million and $3.3 million during the three and six months ended July 31, 2012, respectively. Autodesk recorded no stock-based compensation related to performance restricted stock units for both the three and six months ended July 31, 2011, as the Company previously had not granted performance restricted stock units. As of July 31, 2012, total compensation cost not yet recognized of $10.3 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.6 years. At July 31, 2012, the number of performance restricted stock units granted but unreleased was 0.5 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At July 31, 2012, a total of 32.9 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.6 million shares under the ESP Plan during the six months ended July 31, 2012, with an average price of $21.63 per share. During the six months ended July 31, 2011, Autodesk issued 1.8 million shares under the ESP Plan, at average prices of $15.28 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the six months ended July 31, 2012, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $14.00 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the six months ended July 31, 2011, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $13.46 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2012 and 2011, respectively, as follows:

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
Cost of license and other revenue	$1.2	$1.0
Marketing and sales	16.1	11.3
Research and development	10.4	9.8
General and administrative	5.8	5.2
Stock-based compensation expense related to stock awards and ESP Plan purchases	33.5	27.3
Tax benefit	(7.3)	(5.8)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$26.2	$21.5
	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011
Cost of license and other revenue	$2.5	$1.9
Marketing and sales	30.7	23.1
Research and development	21.5	18.7
General and administrative	12.2	9.5
Stock-based compensation expense related to stock awards and ESP Plan purchases	66.9	53.2
Tax benefit	(16.0)	(13.4)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$50.9	$39.8

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	41 - 43%	41 - 43%	40 - 42%	34 - 37%
Range of expected lives (in years)	3.6 - 4.6	0.5 - 2.0	3.6 - 4.6	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.5 - 0.6%	0.1 - 0.3%	0.9 - 1.4%	0.2 - 0.8%
Expected forfeitures	7.7%	7.7%	7.8%	7.8%
	Six Months Ended July 31, 2012		Six Months Ended July 31, 2011
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	41 - 45%	41 - 43%	40 - 43%	34 - 37%
Range of expected lives (in years)	3.6 - 4.6	0.5 - 2.0	2.6 - 4.6	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.5 - 0.8%	0.1 - 0.3%	0.9 - 1.9%	0.2 - 0.8%
Expected forfeitures	7.7% - 7.8%	7.7 - 7.8%	7.8 - 10.5%	7.8 - 10.5%

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

6. Income Tax

Autodesk’s effective tax rate was 30% and 24% during the three and six months ended July 31, 2012, respectively, compared to 24% and 21% during the three and six months ended July 31, 2011, respectively. Autodesk’s effective tax rate increased 6% during the three months ended July 31, 2012 as compared to the same period in the prior fiscal year primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment, expiration of the federal research credit and non-deductible stock-based compensation expense, partially offset by the tax impact of a decrease in the forecasted annual rate from the previous quarter. Autodesk's effective tax rate increased 3% during the six months ended July 31, 2012 as compared to the same period in the prior fiscal year primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment, expiration of the federal research credit and non-deductible stock based compensation expense, partially offset by discrete tax benefits from closure of statute of limitations during the first quarter of fiscal 2013. Discrete tax items for the three and six months ended July 31, 2012 were $2.7 million expense and $3.6 million benefit, respectively, primarily associated with the establishment of a U.S. valuation allowance related to the impairment of an investment, stock-based compensation and closure of a foreign statute of limitations. Excluding the impact of these discrete tax items, the effective tax rate for both the three and six months ended July 31, 2012 was 25%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock-based compensation expense.

As of July 31, 2012, the Company had $206.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $192.3 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At July 31, 2012, Autodesk had net deferred tax assets of $181.6 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.    Acquisitions
During the six months ended July 31, 2012, Autodesk completed the business combination described below. The results of operations for the following acquisition are included in the accompanying Condensed Consolidated Statement of Operations since its acquisition date. Pro forma results of operations have not been presented because the effects of the following acquisition was not material to Autodesk's Consolidated Financial Statements.
Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill.
On June 7, 2012, Autodesk acquired Vela Systems, Inc. (“Vela”) for total cash consideration of $76.0 million. Vela was a privately owned company that provides a cloud-based mobile platform that delivers critical information to the construction and capital projects market. Prior to acquiring Vela, Autodesk had an equity investment in the company with an acquisition-date fair value of $6.8 million using a market approach to value the investment. Valuations using the market approach reflect relevant observable information generated by market transactions involving comparable businesses. As a result of the acquisition, Autodesk recorded a $3.3 million gain on the business combination achieved in stages. Vela has been integrated into, and the related goodwill was assigned to, Autodesk's Architecture, Engineering and Construction segment.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the Vela business combination:

Vela
Developed technologies	$5.9
Customer relationships	3.6
Trade name	2.6
Goodwill (1)	57.6
Deferred Revenue ST and LT	(2.0)
Deferred tax asset	3.9
Net tangible assets (liabilities)	4.4
Total	$76.0
______________

(1)	The amount of goodwill expected to be deductible for tax purposes is zero.
For Vela, the business combination accounting is not yet finalized. The initial accounting was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the business combination accounting that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

8. Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2012	January 31, 2012
Purchased technologies, at cost (1)	$406.7	$400.5
Customer relationships, trade names, patents, user list, at cost (2)	220.6	215.3
	627.3	615.8
Less: Accumulated amortization (1)	(501.2)	(467.0)
Other intangible assets, net	$126.1	$148.8
_______________

(1)
Beginning in fiscal 2013, the purchased technologies balances are presented gross. Previously, Autodesk reported the cost and amortization balance for purchased technologies net of fully amortized intangible assets. For comparability, the presentation of the purchased technologies cost and amortization balances at January 31, 2012 were adjusted to align to current year presentation.

(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill during the six months ended July 31, 2012, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2012
Goodwill	$76.6	$247.7	$323.3	$184.0	$831.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	76.6	247.7	323.3	34.8	682.4
Vela acquisition	—	57.6	—	—	57.6
Addition arising from other acquisitions	2.1	—	—	—	2.1
Effect of foreign currency translation, purchase accounting and other	(1.0)	(1.3)	(0.6)	—	(2.9)
Balance as of July 31, 2012
Goodwill	77.7	304.0	322.7	184.0	888.4
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$77.7	$304.0	$322.7	$34.8	$739.2

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. A hypothetical 10% decrease in the fair value of any of Autodesk’s four reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of July 31, 2012 for the respective reporting units.

10. Deferred Compensation

At July 31, 2012, Autodesk had marketable securities totaling $786.6 million, of which $34.7 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $34.7 million at July 31, 2012, of which $3.3 million was classified as current and $31.4 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2012 was $31.5 million. The total related deferred compensation liability at January 31, 2012 was $31.5 million, of which $3.2 million was classified as current and $28.3 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2012	January 31, 2012
Computer software, at cost	$134.0	$133.5
Computer hardware, at cost	161.8	153.3
Leasehold improvements, land and buildings, at cost	149.8	139.5
Furniture and equipment, at cost	50.6	47.7
	496.2	474.0
Less: Accumulated depreciation	(387.2)	(369.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$109.0	$104.5

12. Borrowing Arrangements

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., an affiliate of Citibank, which is one of the lead lenders and an agent. At July 31, 2012, Autodesk had no outstanding borrowings on this line of credit. This facility expires in May 2016.

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

14. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2012, Autodesk repurchased and retired 3.4 million and 5.9 million shares at an average repurchase price of $32.23 per share and $35.41 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $94.5 million and $16.6 million, respectively, during the three months ended July 31, 2012. Common stock and additional paid-in capital and retained earnings were reduced by $148.6 million and $61.7 million, respectively, during the six months ended July 31, 2012.

At July 31, 2012, 38.8 million shares remained available for repurchase under the repurchase plans approved by the Board of Directors. This amount includes the 30.0 million share increase approved by the Board of Directors in June 2012. During the three and six months ended July 31, 2012, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and company defined trading windows.

15. Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of taxes, was comprised of the following at July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012
Net gain on derivative instruments	$12.7	$9.2
Net unrealized gain on available-for-sale securities	3.0	2.6
Unfunded portion of pension plans	(8.6)	(8.6)
Foreign currency translation adjustments	(6.5)	2.7
Accumulated other comprehensive income	$0.6	$5.9

16. Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period, including restricted stock awards and excluding stock options and restricted stock units. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Numerator:
Net income	$64.6	$71.2	$143.5	$140.5
Denominator:
Denominator for basic net income per share—weighted average shares	227.8	229.4	228.0	228.8
Effect of dilutive securities	4.3	7.2	5.1	8.1
Denominator for dilutive net income per share	232.1	236.6	233.1	236.9
Basic net income per share	$0.28	$0.31	0.63	0.61
Diluted net income per share	$0.28	$0.30	0.62	0.59

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three and six months ended July 31, 2012, 12.2 million and 10.0 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share. For the three and six months ended July 31, 2011, 10.0 million and 8.6 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net revenue:
Platform Solutions and Emerging Business	$217.6	$198.5	$446.6	$409.0
Architecture, Engineering and Construction	161.0	157.9	324.4	299.3
Manufacturing	141.3	135.8	287.0	259.0
Media and Entertainment	48.8	54.1	99.3	107.3
	$568.7	$546.3	$1,157.3	$1,074.6
Gross profit:
Platform Solutions and Emerging Business	$204.3	$187.2	$420.1	$385.8
Architecture, Engineering and Construction	146.4	143.3	295.3	271.3
Manufacturing	130.0	124.4	264.4	237.6
Media and Entertainment	39.0	43.5	80.8	86.4
Unallocated (1)	(10.8)	(9.5)	(21.9)	(18.5)
	$508.9	$488.9	$1,038.7	$962.6
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net revenue:
Americas
U.S.	$160.9	$151.4	$326.9	$294.9
Other Americas	37.6	39.7	79.2	77.6
Total Americas	198.5	191.1	406.1	372.5
Europe, Middle East and Africa	209.6	211.9	434.0	426.9
Asia Pacific
Japan	69.9	58.2	146.2	118.9
Other Asia Pacific	90.7	85.1	171.0	156.3
Total Asia Pacific	160.6	143.3	317.2	275.2
Total net revenue	$568.7	$546.3	$1,157.3	$1,074.6

18. Subsequent Events

On August 22, 2012, the Board of Directors of the Company approved a world-wide restructuring plan that includes a reduction in force and the consolidation of certain leased facilities. The Company expects to substantially complete the reduction in force and the facilities consolidation by the end of its fourth quarter of fiscal 2013. The Company anticipates incurring pre-tax restructuring charges of $50.0 million to $60.0 million, all of which would result in cash expenditures and of which $44.0 million to $52.0 million would be for one-time employee termination benefits and $6.0 million to $8.0 million would be for facilities-related costs. Approximately $40.0 million to $45.0 million of these pre-tax charges will be expensed in the third quarter of fiscal 2013 with most of the remainder in the fourth quarter of fiscal 2013.

On August 1, 2012, Autodesk acquired Socialcam, Inc, (“Socialcam”) for approximately $59.5 million. Socialcam was a privately held web-based company offering a smartphone application and web-based service that allows users to capture, edit, and share video. Socialcam will be integrated into Autodesk’s PSEB segment. The initial accounting for this acquisition was not complete as of September 5, 2012, due to the timing of the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed below in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product type and geography) and operating expenses, the effectiveness of our internal reorganization and restructuring efforts, the effectiveness of efforts to reduce our operating expenses, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of the weak global economic conditions, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effect of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. During the first quarter of the fiscal year, we undertook a number of important organizational changes to drive the success of our business. These changes were made in order to address major business initiatives including our desire to accelerate the business' move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. The reorganization included changes to the structure and alignment of our product development and marketing teams and re-organizing our sales teams by industry.

While these changes were intended to better serve our customers and drive future growth, we have encountered challenges in the execution of these efforts which have impacted our financial results in the short term. In order to achieve these organizational changes and to further our strategy, in the third quarter of the fiscal year we commenced a company-wide restructuring plan. While we are reducing our overall staffing levels in the near-term, we will continue to invest in key development areas. We anticipate taking a pre-tax charge in the range of $50 million to $60 million in connection with the restructuring. Approximately $40 million to $45 million in pre-tax charges will be taken in the third quarter of fiscal 2013. Most of the remaining charge will be taken in the fourth quarter of fiscal 2013. If we are unable to successfully complete our reorganizational efforts we may need to undertake additional restructuring efforts, and our business and operating results may be harmed.

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

•
Transform. At the same time we grow our desktop software business, we are migrating many of our products to the cloud. This entails development of new cloud computing infrastructure and redesigning our applications to leverage the cloud. We are also developing new capabilities that are enabled by the cloud such as collaborative PLM and on line simulation. Our goal is to lead our industry in transitioning to the cloud.

•
Expand. We believe that the combination of cloud, mobile, and social computing affords us the opportunity to expand our business into new markets. For example, we have added new customers through our consumer products. We intend to continue to develop our business to both add new customers and find new capabilities to incorporate in our core business.

We believe that expanding our customers' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three and six months ended July 31, 2012, revenue from suites increased 5% and 18%, respectively, as compared to the same periods in the prior fiscal year. As a percentage of revenue, suites comprised 29% in both the three and six months ended July 31, 2012, respectively, as compared to 29% and 26% in the three and six months ended July 31, 2011, respectively.

Expanding our geographic coverage is another key element of our growth strategy. While emerging economies are important for all global businesses, we believe they hold special opportunity for Autodesk. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries remained flat and increased 3% during the three and six months ended July 31, 2012, respectively, as compared to the same periods of the prior fiscal year. Revenue from emerging countries represented 15% of net revenue for both the three and six months ended July 31, 2012, and 16% and 15% of net revenue during the three and six months ended July 31, 2011, respectively. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

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

Goodwill. As of July 31, 2012, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 9, “Goodwill,” in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes. We currently have $181.6 million of net deferred tax assets, primarily a result of tax credits, net operating losses and timing differences for reserves, accrued liabilities, stock options and restricted stock units, fixed assets, deferred revenue, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against U.S. and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and that such challenges may have a significant impact on our effective tax rate.

Overview of the Three and Six Months Ended July 31, 2012

(in millions)	Three Months Ended July 31, 2012	As a % of Net Revenue	Three Months Ended July 31, 2011	As a % of Net Revenue
Net Revenue	$568.7	100%	$546.3	100%
Cost of revenue	59.8	11%	57.4	11%
Gross Profit	508.9	89%	488.9	89%
Operating expenses	416.0	73%	393.9	72%
Income from Operations	$92.9	16%	$95.0	17%

(in millions)	Six Months Ended July 31, 2012	As a % of Net Revenue	Six Months Ended July 31, 2011	As a % of Net Revenue
Net Revenue	$1,157.3	100%	$1,074.6	100%
Cost of revenue	118.6	10%	112.0	10%
Gross Profit	1,038.7	90%	962.6	90%
Operating expenses	851.8	74%	789.0	73%
Income from Operations	$186.9	16%	$173.6	16%

In the three and six months ended July 31, 2012, our business grew year over year as evidenced by our increases in revenue, and gross profit. Contributing to the year over year increases in revenue were increases in revenue from new seat license revenue and maintenance revenue. In addition, we experienced increases in revenue for many of our major products, reportable segments and geographic areas during the three and six months ended July 31, 2012 as compared to the same periods in the prior fiscal year. The reasons for these increases are discussed below under the heading “Results of Operations.”
Although we were able to deliver year over year growth in revenue, we noted a decline in demand across our geographic regions due in part to the execution related challenges arising from our recent internal organizational changes, including reorganizing our sales teams by industry. These execution related challenges, combined with an uneven global economy, resulted in lower than anticipated revenue results for the quarter. In light of the uneven macroeconomic environment and our focus on improving operating margins, we had been taking a prudent approach to spending for the fiscal year. We remain focused on working through these internal challenges as rapidly as possible, while continuing to satisfy the needs of our customers around the world.
Our income from operations decreased 2% in the three months ended July 31, 2012, compared to same period in the prior fiscal year. Our total operating margin decreased as a percentage of revenue from 17% for the three months ended July 31, 2011 to 16% during the three months ended July 31, 2012. The decrease was primarily due to net revenue increasing at a slower rate than our operating expenses. Net revenue increased $22.4 million or 4% for the three months ended July 31, 2012, as compared to the same period in the prior fiscal year, while our operating expenses increased $22.1 million, or 6% for the three months ended July 31, 2012. The 6% increase in operating expenses in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011 was due to primarily to an increase in salaries and benefits due to increased headcount and merit increases.
Our income from operations increased 8% in the six months ended July 31, 2012, compared to same period in the prior fiscal year. Our total operating margin remained relatively flat as a percentage of revenue at 16% for the six months ended July 31, 2012 and 2011 primarily due to the increase in income from operations and ongoing cost management efforts. Net revenue increased $82.7 million or 8% for the six months ended July 31, 2012, as compared to the same period in the prior fiscal year, while our operating expenses increased $62.8 million, or 8% for the six months ended July 31, 2012. The 8% increase in operating expenses in the six months ended July 31, 2012, as compared to the six months ended July 31, 2011 was due to primarily to an increase in salaries and benefits due to increased headcount and merit increases.
We generate a majority of our revenue in the U.S., Japan, Germany, France, and Canada. Included in the overall increase in revenue were impacts associated with foreign currency. Our revenue benefited from foreign exchange rate changes during the six months ended July 31, 2012, as compared to the same periods in the prior fiscal year. During the three and six months ended July 31, 2012 net revenue increased 4% and 8%, respectively, compared to the same periods in the prior fiscal year; had applicable exchange rates from the three and six months ended July 31, 2011 been in effect during the three and six months ended July 31, 2012, and had we excluded foreign exchange hedge gains and losses from the three and six months ended July 31, 2012 and 2011 (“on a constant currency basis”), net revenue would have increased 4% and 7% respectively, compared to the same periods in the prior fiscal year. During the three and six months ended July 31, 2012, total spend, defined as cost of revenue plus operating expenses, increased 5% and 8%, respectively, compared to the same periods in the prior fiscal year as reported and increased 7% and 8%, respectively, on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 23% and 22% of our total net revenue during the three and six months ended July 31, 2012, respectively. Tech Data accounted for 17% of Autodesk's total net revenue for both the three and six months ended July 31, 2011. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 22% and 23% of our total net revenue for the three and six months ended July 31, 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2012. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Our primary goals for the remainder of fiscal 2013 are to grow revenue and maintain our operating margin percentage by delivering our market-leading products and solutions to our customers and investing in product functionality and new product lines, including suites offerings, while managing our operating expenses. However, in light of our second quarter performance and our reduced revenue outlook for the year, we are further reducing our spend by implementing cost cutting measures in the second half of this fiscal year. In addition, during August 2012, our Board of Directions approved a world-wide restructuring plan to accelerate our transition to the cloud and mobile computing that will result in material restructuring charges or other non-recurring charges that will have the effect of reducing our operating margins and net income for the remainder of fiscal 2013. In addition, we will continue to look closely at our cost structure to find ways that we can reduce our operating expenses to improve our operating margin while allowing continued investment in growth and productivity initiatives. There can be no assurance that we will achieve our financial goals and improve our financial results. Additionally, we believe that unemployment rates and the availability of credit to major industries we serve are important indicators for our business; if we are unable to successfully achieve our reorganization and restructuring efforts or if global economic conditions deteriorate we may not achieve our financial goals.

Revenue from flagship products was 56% and 57% of total net revenue during the three and six months ended July 31, 2012, respectively, and increased 3% for both the three and six months ended July 31, 2012, as compared to the same periods in the prior fiscal year. Revenue from suites was 29% of total net revenue for both the three and six months ended July 31, 2012 and increased 5% and 18% as compared to the same periods in the prior fiscal year. Revenue from new and adjacent products was 15% of total net revenue during both the three and six months ended July 31, 2012 and increased 5% and 7% as compared to the same periods in the prior fiscal year, respectively. We anticipate, as our new and existing customers migrate from our stand-alone products, that our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.

At July 31, 2012, we had $1,716.8 million in cash, cash equivalent and marketable securities. We completed the quarter ended July 31, 2012 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the fiscal year ended January 31, 2012. Deferred revenue at July 31, 2012 was $752.0 million. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. We repurchased 3.4 million shares of our common stock for $111.1 million during the three months ended July 31, 2012. Comparatively, we repurchased 2.5 million shares of our common stock for $100.8 million during the three months ended July 31, 2011. We repurchased 5.9 million shares of our common stock for $210.3 million during the six months ended July 31, 2012. Comparatively, we repurchased 4.2 million shares of our common stock for $169.4 million during the six months ended July 31, 2011.

Results of Operations

Net Revenue

	Three Months Ended	Increase/(Decrease) compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase/(Decrease) compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
Net Revenue:
License and other	$340.5	$7.5	2%	$333.0	$701.5	$45.5	7%	$656.0
Maintenance	228.2	14.9	7%	213.3	455.8	37.2	9%	418.6
	$568.7	$22.4	4%	$546.3	$1,157.3	$82.7	8%	$1,074.6
Net Revenue by Geographic Area:
Americas	$198.5	$7.4	4%	$191.1	$406.1	$33.6	9%	$372.5
Europe, Middle East and Africa	209.6	(2.3)	(1)%	211.9	434.0	7.1	2%	426.9
Asia Pacific	160.6	17.3	12%	143.3	317.2	42.0	15%	275.2
	$568.7	$22.4	4%	$546.3	$1,157.3	$82.7	8%	$1,074.6
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$217.6	$19.1	10%	$198.5	$446.6	$37.6	9%	$409.0
Architecture, Engineering and Construction	161.0	3.1	2%	157.9	324.4	25.1	8%	299.3
Manufacturing	141.3	5.5	4%	135.8	287.0	28.0	11%	259.0
Media and Entertainment	48.8	(5.3)	(10)%	54.1	99.3	(8.0)	(7)%	107.3
	$568.7	$22.4	4%	$546.3	$1,157.3	$82.7	8%	$1,074.6

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses and upgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services and hosted technology solutions.

Total license and other revenue increased 2% during the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. This increase was primarily due to an 8% increase in revenue from commercial new seat licenses during the three months as compared to the same period in the prior fiscal year. During the three months ended July 31, 2012, 15 percentage points of the 8% increase in commercial new seat licenses was due to the increase in the number of seats sold offset by 7 percentage points was due to a decrease in the average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 74% and 69% for the three months ended July 31, 2012 and 2011, respectively.

Total license and other revenue increased 7% during the six months ended July 31, 2012, as compared to the six months ended July 31, 2011. This increase was primarily due to a 14% increase in revenue from commercial new seat licenses during the six months as compared to the same period in the prior fiscal year. During the six months ended July 31, 2012, 15 percentage points of the 14% increase in commercial new seat licenses was due to the increase in the number of seats sold offset by 1 percentage point due to a decrease in the average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 72% and 68% for the six months ended July 31, 2012 and 2011, respectively.

The increase in license and other revenue during the three and six months ended July 31, 2012, as compared to the same periods in the prior fiscal year, was partially offset by the 21% and 15% decrease, respectively, in upgrade revenue. Upgrade revenue was lower during the three and six months ended July 31, 2012, as compared to the same periods of the prior fiscal year, primarily due to upgrade promotions run during the first two quarters of fiscal 2012.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $20.5 million during the six months ended July 31, 2012 from $27.1 million at January 31, 2012 to $6.6 million at July 31, 2012. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

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

Maintenance revenue increased 7% during the three months ended July 31, 2012, as compared to the three months ended July 31, 2011, primarily due to a 7% increase in commercial maintenance revenue. The 7% increase in commercial maintenance revenue was due to an 11 percentage point increase from commercial enrollment during the corresponding maintenance contract term offset by a 4 percentage point decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both the three months ended July 31, 2012 and 2011.

Maintenance revenue increased 9% during the six months ended July 31, 2012, as compared to the six months ended July 31, 2011, primarily due to a 9% increase in commercial maintenance revenue. The 9% increase in commercial maintenance revenue was due to a 13 percentage point increase from commercial enrollment during the corresponding maintenance contract term offset by a 4 percentage point decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both the six months ended July 31, 2012 and 2011.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. Our maintenance contracts are for a term of predominantly one year, but may be two or three years, or occasionally as long as five year terms. Net maintenance billings increased 7% and 4% during the three and six months ended July 31, 2012, respectively, as compared to the three and six months ended July 31, 2011. Net maintenance billings benefited from early maintenance renewal activity related to a pricing change that will take effect in the third quarter of fiscal 2013.

Our deferred revenue balance at July 31, 2012 and January 31, 2012 included $672.3 million and $633.3 million, respectively, related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 4% during the three months ended July 31, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to an 8% increase in maintenance revenue partially offset by a 25% decrease in upgrade revenue in this geography during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. The increase in our revenue in this geography was led by the U.S. and Canada. Net revenue in the Americas geography increased by 9% during the six months ended July 31, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to an 8% increase in maintenance revenue and a 7% increase in new seat revenue and in this geography during the six months ended July 31, 2012 as compared to the six months ended July 31, 2011. The increase in our revenue in this geography was led by the U.S. and Canada.

Net revenue in the EMEA geography decreased by 1%, or increased by 1% on a constant currency basis, during the three months ended July 31, 2012 as compared to the same period in the prior fiscal year. The decrease was primarily due to a 5% decrease in new seat revenue offset by a 4% increase in maintenance revenue in this geography during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. The decrease in our revenue in this geography was led by the United Kingdom, Sweden and Poland partially offset by an increase in revenue from Ireland and Finland. Net revenue in the EMEA geography increased by 2%, or 1% on a constant currency basis, during the six months ended July 31, 2012 as compared to the same period in the prior fiscal year. The increase was primarily due to a 7% increase in maintenance revenue partially offset by a 24% decrease in upgrade revenue in this geography during the six months ended July 31, 2012 as compared to the six months ended July 31, 2011. The increase in our revenue in this geography was led by Ireland, Germany, and Belgium.

Net revenue in the APAC geography increased by 12%, or 10% on a constant currency basis, during the three months ended July 31, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to a 23% increase in new seat revenue and a 12% increase in maintenance revenue in this geography during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. The increase in our revenue in this geography during the three months ended July 31, 2012 was led by Japan, and China. Net revenue in the APAC geography increased by 15%, or 11% on a constant currency basis, during the six months ended July 31, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to a 25% increase in new seat revenue and a 13% increase in maintenance revenue in this geography during the six months ended July 31, 2012 as compared to the six months ended July 31, 2011. The increase in our revenue in this geography during the six months ended July 31, 2012 was led by Japan, China, and South Korea.

Net revenue in emerging economies remained flat during the three months ended July 31, 2012 as compared to the same period in the prior fiscal year, primarily due to an increase in revenue from China and the Russian Federation offset by a decrease in revenue from Poland, Brazil and India. Revenue from emerging economies represented 15% and 16% of total net revenue during the three months ended July 31, 2012 and 2011, respectively. Net revenue in emerging economies increased 3% during the six months ended July 31, 2012 as compared to the same period in the prior fiscal year, primarily due an increase in revenue from China and the Russian Federation partially offset by a decrease in revenue from Poland, Brazil and India. Revenue from emerging economies represented 15% of total net revenue during both the six months ended July 31, 2012 and 2011.

International net revenue represented 72% of our total net revenue for both the three months ended July 31, 2012 and 2011. International net revenue represented 72% of our total net revenue for the six months ended July 31, 2012 as compared to 73% during the respective period of the prior fiscal year. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

During the three months ended July 31, 2012, net revenue for PSEB increased 10% as compared to the same period of the prior fiscal year primarily due to a 15% increase in revenue from our AutoCAD LT products. During the six months ended July 31, 2012, net revenue for PSEB increased 9% as compared to the same period of the prior fiscal year primarily due to a 12% increase in revenue from our AutoCAD LT products. Net revenue in PSEB during the three and six months ended July 31, 2012 also benefited from 10% and 8% increase, respectively, in AutoCAD products as compared to the same periods in the prior fiscal year.

During the three months ended July 31, 2012, net revenue for AEC increased 2% as compared to the same period of the prior fiscal year primarily due to an 11% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite. During the six months ended July 31, 2012, net revenue for AEC increased 8% as compared to the same period of the prior fiscal year primarily due to a 29% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite.

During the three months ended July 31, 2012, net revenue for MFG increased 4% as compared to the same period of the prior fiscal year primarily due to a 143% increase in revenue from our flagship product, Inventor, partially offset by a 2% decrease in MFG suites, which includes the Autodesk Product Design Suite. During the six months ended July 31, 2012, net revenue for MFG increased 11% as compared to the same period of the prior fiscal year primarily due to a 6% increase in revenue from MFG suites, which includes the Autodesk Product Design Suite and a 5% increase in revenue from our flagship product, ACAD Mechanical.

During the three months ended July 31, 2012, net revenue for M&E decreased 10% as compared to the same period in the prior fiscal year, primarily due to a 25% decrease in revenue from Creative Finishing and a 4% decrease from Animation. The decline in Creative Finishing was marked by weakening demand across all geographic regions. The decrease in Animation revenue was primarily due to a 22% decrease in revenue from our flagship product, 3Ds Max, partially offset by a 32% increase in revenue from our animation suites, which includes our Autodesk Entertainment Creation Suite. During the six months ended July 31, 2012, net revenue for M&E decreased 7% as compared to the same period in the prior fiscal year, primarily due to a 19% decrease in revenue from Creative Finishing and a 3% decrease in Animation product group. The decline in Creative Finishing was marked by weakening demand across all geographic regions. The decrease in Animation revenue was primarily due to a 19% decrease in revenue from our flagship product, 3Ds Max, partially offset by a 49% increase in revenue from our animation suites, which includes our Autodesk Entertainment Creation Suite. As more of our customers move to our suites products, our revenue on stand-alone products like 3Ds Max may decrease because it is included in our suites. This move to our suites is part of our strategy and represents a growth opportunity for us over the long-term.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase/(Decrease) compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase/(Decrease) compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
Cost of revenue:
License and other	$49.1	$3.4	7%	$45.7	$96.2	$7.9	9%	$88.3
Maintenance	10.7	(1.0)	(9)%	11.7	22.4	(1.3)	(5)%	23.7
	$59.8	$2.4	4%	$57.4	$118.6	$6.6	6%	$112.0
As a percentage of net revenue	11%			11%	10%			10%

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

Cost of license and other revenue increased 7% during the three months ended July 31, 2012, as compared to the same periods in the prior fiscal year, primarily due to an increase in cloud services-related expenses and a change in the distribution mix of physical fulfillment. Cost of license and other revenue increased 9% during the six months ended July 31, 2012, as compared to the same periods in the prior fiscal year, primarily due to an increase in cloud services-related expenses, lower-margin consulting engagement and royalties cost.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue decreased 9% and 5% during the three and six months ended July 31, 2012, respectively, as compared to the same periods in the prior fiscal year, due to cost savings associated with the increased use of electronic fulfillment.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to slightly increase in absolute dollars, but to remain consistent as a percentage of net revenue during the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012.

Marketing and Sales

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
Marketing and sales	$212.4	$11.4	6%	$201.0	$435.6	$32.7	8%	$402.9
As a percentage of net revenue	37%			37%	38%			37%

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

Marketing and sales expenses increased 6% and 8% for the three and six months ended July 31, 2012, respectively, as compared to the same periods in the prior fiscal year, primarily due to higher employee-related costs related to salaries and stock-based compensation expense primarily associated with increased head count and merit increases.

For the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, we expect marketing and sales expense to increase in absolute dollars, but to remain consistent as a percentage of net revenue primarily due to an increase in costs as we work towards meeting our major business initiatives partially offset by cost savings from the restructuring plan announced in August of 2012.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
Research and development	$144.9	$5.7	4%	$139.2	$297.6	$21.8	8%	$275.8
As a percentage of net revenue	25%			25%	26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 4% and 8% during the three and six months ended July 31, 2012, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in salaries and fringe benefits primarily associated with increased head count and merit increases.

For the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, we expect research and development expense to increase in absolute dollars and to increase as a percentage of net revenue primarily due to an increase in stock-based compensation and an increase in costs as we work towards meeting our major business initiatives partially offset by cost savings from the restructuring plan announced in August of 2012.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
General and administrative	$58.7	$3.7	7%	$55.0	$118.6	$7.0	6%	$111.6
As a percentage of net revenue	10%			10%	10%			10%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, as well as professional fees for legal and accounting services, amortization of acquisition related customer relationships and trade names, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, expense of communication and the cost of supplies and equipment.

General and administrative expenses increased 7% and 6% during the three and six months ended July 31, 2012 as compared to the same periods in the prior fiscal year, primarily due to fluctuations in our operating expense hedge activity and an increase in salaries primarily associated with increased head count and merit increases.

For the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, we expect general and administrative expenses to increase in absolute dollars, but to remain consistent as a percentage of net revenue primarily due to an increase in costs as we work towards meeting our major business initiatives partially offset by cost savings from the restructuring plan announced in August of 2012.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2012	2011	2012	2011
Interest and investment income, net	$0.8	$—	$3.2	$3.1
Gain (loss) on foreign currency	1.5	(0.8)	1.5	(0.1)
Gain (loss) on strategic investments	(5.0)	—	(3.9)	—
Other income	1.9	—	1.9	2.1
Interest and other income (expense), net	$(0.8)	$(0.8)	$2.7	$5.1

Interest and other income (expense), net, remained flat during the three months ended July 31, 2012, as compared to the same period in the prior fiscal year, primarily due to the impairment of one of our equity investments partially offset by gains received on other strategic investments, gains on foreign currency and increases in other income during the three months ended July 31, 2012. Interest and other income (expense), net, decreased $2.4 million during the six months ended July 31, 2012, as compared to the same period in the prior fiscal year, primarily due to the impairment of one of our equity investments partially offset by gains received on strategic investments and gains on foreign currency during the six months ended July 31, 2011.

Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of the gain (loss) on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

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

Our effective tax rate was 30% and 24% during the three and six months ended July 31, 2012, respectively, compared to 24% and 21% during the three and six months ended July 31, 2011, respectively. Our effective tax rate increased 6% during the three months ended July 31, 2012 as compared to the same period in the prior fiscal year primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment, expiration of the federal research credit and non-deductible stock-based compensation expense, partially offset by the tax impact of a decrease in the forecasted annual rate from the previous quarter. Our effective tax rate increased 3% during the six months ended July 31, 2012, as compared to the same period in the prior fiscal year, primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment, the expiration of the federal research credit and non-deductible stock-based compensation expense, partially offset by discrete tax benefits from closure of the statute of limitations during the first quarter of fiscal 2013. Discrete tax items for the three and six months ended July 31, 2012 were $2.7 million expense and $3.6 million benefit, respectively, primarily associated with the establishment of a U.S. valuation allowance related to the impairment of an investment, stock-based compensation, and closure of a foreign statute of limitations. Excluding the impact of these discrete tax items, the effective tax rate for both the three and six months ended July 31, 2012 was 25% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock-based compensation expense.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations and investments, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax laws including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings. A significant amount of our earnings is generated by our Europe and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.

At July 31, 2012, we had net deferred tax assets of $181.6 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2012, and 2011, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Gross profit	$508.9	$488.9	$1,038.7	$962.6
Non-GAAP gross profit	$519.7	$498.4	$1,060.6	$981.1
Gross margin	89%	89%	90%	90%
Non-GAAP gross margin	91%	91%	92%	91%
Income from operations	$92.9	$95.0	$186.9	$173.6
Non-GAAP income from operations	$143.9	$138.8	$288.9	$257.9
Operating margin	16%	17%	16%	16%
Non-GAAP operating margin	25%	25%	25%	24%
Net income	$64.6	$71.2	$143.5	$140.5
Non-GAAP net income (2)	$111.1	$103.5	$220.2	$197.2
Diluted earnings per share (1)	$0.28	$0.30	$0.62	$0.59
Non-GAAP diluted earnings per share (1)(2)	$0.48	$0.44	0.94	0.83
 _______________

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

(2)
Effective in the second quarter of fiscal 2013, Autodesk began excluding gains and losses on strategic investments for purposes of its non-GAAP financial measures. Prior period non-GAAP interest and other income (expense), net, net income and earnings per share amounts have been revised to conform to the current period presentation.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Gross profit	$508.9	$488.9	$1,038.7	$962.6
Stock-based compensation expense	1.2	1.0	2.5	1.9
Amortization of purchased intangibles (1)	9.6	8.5	19.4	16.6
Non-GAAP gross profit	$519.7	$498.4	$1,060.6	$981.1
Gross margin	89%	89%	90%	90%
Stock-based compensation expense	—%	—%	—%	—%
Amortization of purchased intangibles	2%	2%	2%	1%
Non-GAAP gross margin	91%	91%	92%	91%
Income from operations	$92.9	$95.0	$186.9	$173.6
Stock-based compensation expense	33.5	27.3	66.9	53.2
Amortization of purchased intangibles (1)	17.5	17.8	35.1	32.4
Restructuring charges	—	(1.3)	—	(1.3)
Non-GAAP income from operations	$143.9	$138.8	$288.9	$257.9
Operating margin	16%	17%	16%	16%
Stock-based compensation expense	6%	5%	6%	5%
Amortization of purchased intangibles (1)	3%	3%	3%	3%
Restructuring charges	—%	—%	—%	—%
Non-GAAP operating margin	25%	25%	25%	24%
Net income	$64.6	$71.2	$143.5	$140.5
Stock-based compensation expense	33.5	27.3	66.9	53.2
Amortization of purchased intangibles (1)	17.5	17.8	35.1	32.4
Restructuring benefits	—	(1.3)	—	(1.3)
Loss on strategic investments (3)	5.0	—	3.9	—
Discrete tax provision items	2.7	0.9	(3.6)	(3.2)
Income tax effect of non-GAAP adjustments	(12.2)	(12.4)	(25.6)	(24.4)
Non-GAAP net income	$111.1	$103.5	$220.2	$197.2
Diluted net income per share (2)	$0.28	$0.30	$0.62	$0.59
Stock-based compensation expense	0.15	0.12	0.29	0.22
Amortization of purchased intangibles (1)	0.07	0.08	0.14	0.14
Restructuring benefits	—	(0.01)	—	(0.01)
Loss on strategic investments (3)	0.02	—	0.02	—
Discrete tax provision items	0.01	0.01	(0.02)	(0.01)
Income tax effect of non-GAAP adjustments	(0.05)	(0.06)	(0.11)	(0.10)
Non-GAAP diluted net income per share (2)	$0.48	$0.44	$0.94	$0.83
 _______________

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships and trade names for acquisitions subsequent to December 2005.

(2)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

(3)
Effective in the second quarter of fiscal 2013, Autodesk began excluding gains and losses on strategic investments for purposes of its non-GAAP financial measures. Prior period non-GAAP interest and other income (expense), net, net income and earnings per share amounts have been revised to conform to the current period presentation.

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

Loss on strategic investments. Autodesk excludes gains and losses related to our strategic investments from its non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components, realized gains and losses on the sale or losses on the impairment of these investments.

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

At July 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,716.8 million and net accounts receivable of $361.4 million. In addition, at July 31, 2012 we had a line of credit facility that permitted unsecured short-term borrowings of up to $400.0 million. During the three and six months ended July 31, 2012 and 2011, we had no borrowings or repayments under our current or prior line of credit facility. This credit facility is available for working capital and general corporate purposes and expires in May 2016.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,604.1 million at January 31, 2012 to $1,716.8 million at July 31, 2012 is principally the result of cash generated by operating activities, maturities on marketable securities and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for purchases of marketable securities, repurchases of our common stock, acquisitions including business combination and technology purchases, capital expenditures, and other investing activities. Cash generated from operations was positively impacted by net revenue. We anticipate the cash proceeds from issuance of common stock will vary based on our stock price, stock option exercise activity and the volume of employee purchases under the ESP plan.

The primary source for net cash provided by operating activities of $246.4 million for the six months ended July 31, 2012 was net income of $143.5 million increased by the effect of non-cash expenses totaling $125.0 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $2.1 million. The primary source of working capital was a decrease in accounts receivable, an increase in income tax payable and an increase in deferred revenue. Our days sales outstanding in trade receivables was 58 at July 31, 2012 compared to 61 days at January 31, 2012. The days sales outstanding decrease relates primarily to seasonality in our subscription contract renewals; subscription billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were for payments for the reduction of the accrued expense primarily related to our fiscal 2012 employee bonus accrual and fourth quarter fiscal 2012 commissions and purchases of shares under the Employee Stock Purchase Plan ("ESP Plan").

At July 31, 2012, our short-term investment portfolio had an estimated fair value of $500.5 million and a cost basis of $498.2 million. The portfolio fair value consisted of $164.1 million invested in commercial paper and corporate securities, $73.0 million invested in U.S. government agency securities, $34.7 million invested in mutual funds, $46.7 million invested in U.S. treasury securities, $3.2 million invested in municipal securities, $178.5 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year and $0.3 million invested in other short-term securities.

At July 31, 2012, $34.7 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures.

As of July 31, 2012, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. We believe that such dispersion meets our business and liquidity needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of financing and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

Our existing cash, cash equivalents and investment balances may decline in fiscal 2013 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan, including the cost associated with the restructuring plan announced in August 2012, and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing credit facility at September 5, 2012 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $405.0 million and $494.7 million at July 31, 2012 and January 31, 2012, respectively.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is used to offset dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the volume of employee stock option exercises and stock issuances, the trading price of our common stock, cash on hand and available in the U.S., cash requirements for acquisitions, and company defined trading windows. In December 2010, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares; at July 31, 2012, 11.2 million repurchases have been made under this plan. In June 2012, the Board of Directors approved a plan, which authorized the repurchase of 30.0 million shares; as of July 31, 2012, no repurchases have been made under this plan. Neither of these plans have a fixed expiration date. At July 31, 2012, 38.8 million shares remained available for repurchase under the repurchase plans approved by the Board of Directors. During the three and six months ended July 31, 2012, we repurchased 3.4 million and 5.9 million shares, respectively, of our common stock. See Note 14, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2012:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	1,249.0	$32.12	1,249.0	10,997.3
June 1 - June 30	2,158.2	$32.26	2,158.2	38,839.1
July 1 - July 31	37.4	$34.38	37.4	38,801.7
Total	3,444.6	$32.23	3,444.6
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plans approved by the Board of Directors in June 2012 and December 2010 that authorized the repurchase of 30.0 million and 20.0 million shares, respectively. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the six months ended July 31, 2012.

Off-Balance Sheet Arrangements

As of July 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2012 and January 31, 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $405.0 million and $494.7 million at July 31, 2012 and January 31, 2012, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2012 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2012 and January 31, 2012 would increase the fair value of our foreign currency contracts by $34.9 million and $45.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2012 and January 31, 2012 would decrease the fair value of our foreign currency contracts by $13.3 million and $24.3 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At July 31, 2012, we had $1,385.5 million of cash equivalents and marketable securities. With an average cash equivalent investment balance for the quarter of approximately $631.9 million, if interest rates were to change by 10%, this would result in a $0.1 million change in annual interest income. Further, at July 31, 2012, we had approximately $786.6 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $3.2 million and $6.3 million respectively, over a twelve month period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Global economic conditions may further impact our business, financial results and financial condition.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt and extreme volatility in many financial instrument markets. While there have been a number of mixed indicators, the continuing sovereign debt crisis, financial market volatility and other factors in Europe seem to indicate a renewed slow-down is taking place.

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

These actions may impact, and over the past several years have negatively impacted, our business, financial results and financial condition. In addition, these factors are causing, and over the past several years have caused, us to restructure our business and in turn we will incur restructuring charges. Moreover, our financial performance may be negatively impacted by:

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

The actions that we are taking to reorganize our business in alignment with our current operating strategy and in response to our related business slowdown may be costly and may not be as effective as anticipated.
We have recently implemented a number of important organizational changes relating to our current operating plan and new business initiatives. In order to achieve these organizational changes, we have implemented a company-wide restructuring plan. While these reorganization efforts are intended to better align our product development and marketing teams and our sales teams, we have encountered challenges in the execution of these efforts which have impacted our financial results in the short term. If we are unable to successfully complete our reorganizational efforts we may need to undertake additional restructuring efforts, and our business and operating results may be harmed. In taking any future restructuring actions, we may incur, and over the past several years have incurred, additional costs that negatively impact our operating margins.
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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions, including the impact of sales in particular geographies, including Europe and emerging economies,

•	the ability of governments around the world to meet their financial and debt obligations, and finance infrastructure projects,

•	lower growth or contraction of our upgrade or maintenance programs,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	the effectiveness of our internal business reorganization,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites (“suites”),

•	failure to maintain our revenue growth and profitability,

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

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

Our operating expenses are based in part on our expectations for future revenue and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations have had, and in the future could have, an immediate and significant adverse effect on our profitability. Greater than anticipated expenses or a failure to maintain rigorous cost controls would also negatively affect profitability. Further, gross margins may be adversely affected if our sales of Creative Finishing products and consulting services, which historically have had lower margins, grow at a faster rate than sales of our higher-margin products and services.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and six months ended July 31, 2012, approximately 86% and 85%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 23% and 22%, of our total net revenue for the three and six months ended July 31, 2012, respectively, as compared to 17% of Autodesk's total net revenue for both the three and six months ended July 31, 2011. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 22% and 23% of our total net revenue for the three and six months ended July 31, 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2012. Although we believe that we are not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. In response, we are focused on providing cloud-based services and delivery of our solutions on mobile devices and new hardware platforms to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies, such as our cloud-based and mobile services, design and entertainment products and our digital prototyping and collaboration products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites. We are making such investments through our internal reorganization efforts and further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs, customer adoption of our cloud, mobile, and social computing services may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position.

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

As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, and expanding our portfolio of suites and our offering of software as a service, and realign our internal resources in an effort to improve efficiency. Specifically, we have recently undertaken organizational changes in order to address major business initiatives including our desire to accelerate our move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. These reorganizational efforts included changes to the structure and alignment of our product development and marketing teams and re-organizing our sales teams by industry. We may take such actions without clear indications that they will prove successful and at times have met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers' needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products including suites, if these products are not successful, our net revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which includes our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and six months ended July 31, 2012, combined revenue from our AutoCAD and AutoCAD LT products, not including Suites having AutoCAD or AutoCAD LT as a component, represented 34% and 35%, respectively, of our total net revenue.

A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.

We make significant efforts to maintain the security and integrity of our product source code and computer systems. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and the like) that could attack our products and computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely mitigate this risk. Like all software products, our software is vulnerable to such attacks. In the past, hackers have targeted our software and they may do so in the future. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively impacted.

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

We rely on hosted computer services from third parties for services that we provide our customers and computer operations for our internal use. As we gather customer data and host certain customer data in third-party facilities, a security breach could compromise the integrity or availability or result in the theft of customer data. In addition, our operations could be negatively affected in the event of a security breach, and we could be subject to the loss or theft of confidential or proprietary information, including source code.

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

There were no sales of unregistered securities during the three months ended July 31, 2012.

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

Dated: September 5, 2012

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)