Form 10-Q
period 2012-10-31
AUTODESK INC
filed 2012-12-04
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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

As of November 30, 2012, registrant had outstanding approximately 224.7 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net revenue:
License and other	$317.1	$331.4	$1,018.6	$987.4
Maintenance	230.9	217.2	686.7	635.8
Total net revenue	548.0	548.6	1,705.3	1,623.2
Cost of revenue:
Cost of license and other revenue	49.5	50.5	145.7	138.8
Cost of maintenance revenue	8.4	9.1	30.8	32.8
Total cost of revenue	57.9	59.6	176.5	171.6
Gross profit	490.1	489.0	1,528.8	1,451.6
Operating expenses:
Marketing and sales	203.9	206.2	639.5	609.1
Research and development	153.0	141.2	450.6	417.0
General and administrative	62.1	51.4	180.7	163.0
Restructuring charges (benefits), net	36.7	—	36.7	(1.3)
Total operating expenses	455.7	398.8	1,307.5	1,187.8
Income from operations	34.4	90.2	221.3	263.8
Interest and other (expense) income, net	(0.1)	1.1	2.6	6.2
Income before income taxes	34.3	91.3	223.9	270.0
Provision for income taxes	(4.9)	(18.5)	(51.0)	(56.7)
Net income	$29.4	$72.8	$172.9	$213.3
Basic net income per share	$0.13	$0.32	$0.76	$0.93
Diluted net income per share	$0.13	$0.32	$0.75	$0.91
Weighted average shares used in computing basic net income per share	225.5	227.1	227.1	228.2
Weighted average shares used in computing diluted net income per share	229.9	230.7	231.4	233.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net income	$29.4	$72.8	$172.9	$213.3
Other comprehensive (loss) income, net of tax and reclassifications:
Net loss on derivative instruments	(12.1)	(3.3)	(8.6)	(2.8)
Change in net unrealized gain on available-for-sale securities	(1.2)	(1.4)	(0.8)	(0.4)
Net change in cumulative foreign currency translation gain (loss)	6.3	(6.2)	(2.9)	7.2
Total other comprehensive (loss) income	(7.0)	(10.9)	(12.3)	4.0
Total comprehensive income	$22.4	$61.9	$160.6	$217.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$827.0	$1,156.9
Marketable securities	502.1	254.4
Accounts receivable, net	293.3	395.1
Deferred income taxes	48.4	30.1
Prepaid expenses and other current assets	53.8	59.4
Total current assets	1,724.6	1,895.9
Marketable securities	408.3	192.8
Computer equipment, software, furniture and leasehold improvements, net	114.6	104.5
Purchased technologies, net	75.9	84.6
Goodwill	824.6	682.4
Deferred income taxes, net	128.3	135.8
Other assets	152.9	131.8
	$3,429.2	$3,227.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75.9	$89.3
Accrued compensation	155.6	183.9
Accrued income taxes	14.2	14.4
Deferred revenue	558.1	582.3
Borrowings under line of credit	110.0	—
Other accrued liabilities	71.5	84.2
Total current liabilities	985.3	954.1
Deferred revenue	155.6	136.9
Long term income taxes payable	184.4	174.8
Other liabilities	86.0	79.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,438.9	1,365.4
Accumulated other comprehensive (loss) income	(6.4)	5.9
Retained earnings	585.4	511.6
Total stockholders’ equity	2,017.9	1,882.9
	$3,429.2	$3,227.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2012	2011
Operating activities:
Net income	$172.9	$213.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.1	85.2
Stock-based compensation expense	118.8	78.8
Excess tax benefits from stock-based compensation	(27.4)	(33.0)
Restructuring charges (benefits), net	36.7	(1.3)
Other operating activities	4.4	—
Changes in operating assets and liabilities, net of business combinations	5.0	55.3
Net cash provided by operating activities	403.5	398.3
Investing activities:
Purchases of marketable securities	(1,103.1)	(456.0)
Sales of marketable securities	207.0	110.8
Maturities of marketable securities	436.6	307.0
Capital expenditures	(44.7)	(48.7)
Acquisitions, net of cash acquired	(204.2)	(182.7)
Other investing activities	(22.1)	(23.5)
Net cash used in investing activities	(730.5)	(293.1)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	199.6	156.3
Repurchases of common stock	(340.5)	(263.7)
Draws on line of credit	110.0	—
Excess tax benefits from stock-based compensation	27.4	33.0
Net cash used in financing activities	(3.5)	(74.4)
Effect of exchange rate changes on cash and cash equivalents	0.6	(2.6)
Net (decrease) increase in cash and cash equivalents	(329.9)	28.2
Cash and cash equivalents at beginning of fiscal year	1,156.9	1,075.1
Cash and cash equivalents at end of period	$827.0	$1,103.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2012, and for the three and nine months ended October 31, 2012, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2013, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed on March 15, 2012.

Adjustments

Subsequent to furnishing preliminary financial statements on Form 8-K on November, 15, 2012 for the three and nine month periods ended October 31, 2012, Autodesk identified certain adjustments resulting in changes to the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows as reflected in this Quarterly Report on Form 10-Q that increased diluted earnings per share from $0.74 to $0.75 and non-GAAP diluted earnings per share from $1.41 to $1.42 for the nine months ended October 31, 2012.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2012, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Nine Months Ended October 31, 2012

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

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 24% and 23% of Autodesk’s total net revenue for the three and nine months ended October 31, 2012, respectively, and 16% of Autodesk's total net revenue for both the three and nine months ended October 31, 2011. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business segment and is for sales made outside of the United States. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of the Company's products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 20% and 22% of Autodesk’s total net revenue for the three and nine months ended October 31, 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2012. In addition, Tech Data accounted for 23% and 21% of trade accounts receivable at October 31, 2012 and January 31, 2012, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2012 and January 31, 2012:

	October 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$212.4	$—	$—	$212.4	$22.9	$189.5	$—
Commercial paper	273.0	—	—	273.0	—	273.0	—
Money market funds	3.4	—	—	3.4	—	3.4	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	118.5	—	—	118.5	35.6	82.9	—
Certificates of deposit and time deposits	223.8	—	—	223.8	40.0	183.8	—
U.S. treasury securities	46.2	—	—	46.2	46.2	—	—
U.S. government agency securities	74.4	—	—	74.4	74.4	—	—
Municipal securities	3.0	—	—	3.0	3.0	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	32.8	3.1	—	35.9	35.9	—	—
Long-term available for sale
Corporate debt securities	164.4	1.8	—	166.2	166.2	—	—
U.S. treasury securities	143.5	0.1	(0.1)	143.5	143.5	—	—
U.S. government agency securities	64.4	0.2	—	64.6	64.6	—	—
Municipal securities	28.7	0.1	—	28.8	28.8	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.1	0.2	(2.2)	16.1	—	—	16.1
Derivative contracts (3)	10.8	4.8	(2.8)	12.8	—	2.2	10.6
Total	$1,422.9	$10.3	$(5.1)	$1,428.1	$661.4	$735.8	$30.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$493.6	$—	$—	$493.6	$11.3	$482.3	$—
Commercial paper	297.9	—	—	297.9	—	297.9	—
Money market funds	62.1	—	—	62.1	—	62.1	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	143.7	0.1	—	143.8	35.3	108.5	—
Certificates of deposit and time deposits	5.2	—	—	5.2	—	5.2	—
U.S. treasury securities	30.7	—	—	30.7	30.7	—	—
U.S. government agency securities	38.2	—	—	38.2	38.2	—	—
Municipal securities	4.7	—	—	4.7	4.7	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	29.8	1.8	(0.1)	31.5	31.5	—	—
Long-term available for sale
Corporate debt securities	107.8	1.0	(0.2)	108.6	108.6	—	—
U.S. treasury securities	23.6	0.2	—	23.8	23.8	—	—
U.S. government agency securities	51.4	0.2	—	51.6	51.6	—	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.3	—	—	18.3	—	—	18.3
Derivative contracts (3)	11.6	6.5	(2.2)	15.9	—	9.7	6.2
Total	$1,327.7	$9.8	$(2.5)	$1,335.0	$340.6	$965.7	$28.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and nine months ended October 31, 2012.

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

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2012 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2012	$6.2	$18.3	$4.2	$28.7
Purchases	2.0	7.0	—	9.0
Transfers into (out of) Level 3	—	—	—	—
Settlements	(1.3)	(7.2)	—	(8.5)
Net unrealized gains (losses)	3.7	(2.0)	—	1.7
Balance at October 31, 2012	$10.6	$16.1	$4.2	$30.9

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	October 31, 2012
	Cost	Fair Value
Due in 1 year	$466.2	$466.2
Due in 1 year through 5 years	420.1	420.2
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2
Total	$890.5	$890.6

As of October 31, 2012 and January 31, 2012, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the nine months ended October 31, 2012 Autodesk recorded a $10.5 million other-than-temporary impairment on its privately held equity investments. The impairment expense was recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statement of Income.

The sale or settlement of certain convertible debt and equity investments during the nine months ended October 31, 2012 and 2011 resulted in a gain of $5.0 million. The gain was recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statement of Income.

Proceeds from the sale and maturity of marketable securities for the nine months ended October 31, 2012 and 2011 were $643.6 million and $417.8 million, respectively.

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

The bank counterparties in all contracts expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company's minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on Autodesk's ongoing assessment of counterparty risk, the Company will adjust its exposure to various counterparties. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, Autodesk does not have any master netting arrangements in place with collateral features.

Foreign currency contracts designated as cash flow hedges

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive income (loss)” to “Interest and other (expense) income, net” in the Company's Condensed Consolidated Financial Statements at that time.

The net notional amounts of these contracts are presented net settled and were $429.3 million at October 31, 2012 and $419.6 million at January 31, 2012. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $0.6 million remaining in “Accumulated other comprehensive (loss) income” as of October 31, 2012 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $1.3 million at October 31, 2012 and $75.1 million at January 31, 2012.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in income as “Interest and other (expense) income, net.”

Fair Value of Derivative Instruments

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2012 and January 31, 2012:

	Balance Sheet Location	Fair Value at
		October 31, 2012	January 31, 2012
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$3.8	$11.9
Derivatives not designated as hedging instruments	Other assets	10.6	6.2
Total derivative assets		$14.4	$18.1
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$1.6	$2.2
Total derivative liabilities		$1.6	$2.2

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Amount of (loss) gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$(9.4)	$(1.0)	$2.7	$(3.6)
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$3.2	$0.8	$15.6	$(6.8)
Operating expenses	(0.7)	1.5	(4.6)	5.9
Total	$2.5	$2.3	$11.0	$(0.9)
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$(0.1)	$0.1	$—	$0.1

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2012 and 2011, respectively (amounts presented include any income tax effects):

	Derivative Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Amount and location of gain (loss) recognized in income on derivative
Interest and other (expense) income, net	$1.6	$(2.6)	$2.6	$(0.6)

5. Stock-based Compensation Expense

Stock Plans

As of October 31, 2012, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders in January 2012. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of October 31, 2012, 6.3 million options or restricted stock units have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Stock Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At October 31, 2012, 11.8 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors' Plan was approved by Autodesk's stockholders in January 2012. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of October 31, 2012, 0.2 million restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one year from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At October 31, 2012, 2.4 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the nine months ended October 31, 2012 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (2)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2012	28.4	$31.39
Granted	0.1	36.59
Exercised	(5.4)	25.46
Canceled	(2.5)	38.12
Options outstanding at October 31, 2012	20.6	$32.17	3.9	$92.4
Options exercisable at October 31, 2012	14.6	$31.12	2.8	$78.8
Options vested as of October 31, 2012 and expected to vest thereafter (1)	20.4	$32.10	3.8	$92.2
Options available for grant at October 31, 2012	14.2
 _______________

(1)	Options expected to vest reflect an estimated forfeiture rate.

(2)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $31.85 per share as of October 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of October 31, 2012, total compensation cost of $44.8 million related to non-vested options is expected to be recognized over a weighted average period of 1.3 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three and nine months ended October 31, 2012, and 2011.

	Three months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Pre-tax intrinsic value of options exercised (1)	$7.6	$4.4	$73.5	$76.9
Weighted average grant date fair value per share of stock options granted (2)	$11.65	$10.45	$13.39	$14.06
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)	The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

The following table summarizes information about options outstanding and exercisable at October 31, 2012:

	Options Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $17.53	3.6		$13.86		4.1		$14.17
$18.19 - $29.49	2.6		27.38		4.4		28.06
$29.50 - $38.55	3.3		32.72		4.2		32.70
$39.69 - $43.81	1.6		41.71		4.4		41.89
$45.20 - $49.80	3.5		45.70		3.5		45.70
	14.6	2.8	$31.12	$78.8	20.6	3.9	$32.17	$92.4
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $31.85 per share as of October 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock:

A summary of restricted stock unit and restricted stock award activity for the nine months ended October 31, 2012 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock at January 31, 2012	2,184.1	$36.65
Awarded	3,283.2	32.88
Released	(310.2)	35.36
Forfeited	(141.5)	35.76
Unreleased restricted stock at October 31, 2012	5,015.6	$34.29

During the nine months ended October 31, 2012, Autodesk granted 2.7 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $31.8 million and $55.1 million during the three and nine months ended October 31, 2012, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $6.9 million and $20.5 million, during the three and nine months ended October 31, 2011, respectively. As of October 31, 2012, total compensation cost not yet recognized of $88.3 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.8 years. At October 31, 2012, the number of restricted stock units granted but unreleased was 4.5 million.

During the nine months ended October 31, 2012, Autodesk granted 0.5 million performance restricted stock units. Performance restricted stock units vest with the attainment of predetermined goals and requisite service periods. Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the performance restricted stock units is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to performance restricted stock units of $1.9 million and $5.2 million during the three and nine months ended October 31, 2012, respectively. Autodesk recorded no stock-based compensation related to performance restricted stock units for both the three and nine months ended October 31, 2011, as the Company previously had not granted performance restricted stock units. As of October 31, 2012, total compensation cost not yet recognized of $7.8 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.4 years. At October 31, 2012, the number of performance restricted stock units granted but unreleased was 0.5 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At October 31, 2012, a total of 31.5 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.3 million and 2.9 million shares under the ESP Plan during the three and nine months ended October 31, 2012, respectively, with an average price of $21.98 and $21.79 per share, respectively. During the three and nine months ended October 31, 2011, Autodesk issued 1.0 million and 2.8 million shares, respectively, under the ESP Plan, at average prices of $23.52 and $18.26 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the three and nine months ended October 31, 2012, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $11.57 and $11.02 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the three and nine months ended October 31, 2011, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $8.32 and $9.95 per share, respectively.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2012 and 2011, respectively, as follows:

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Cost of license and other revenue	$1.3	$0.9
Marketing and sales	16.7	11.7
Research and development	28.1	8.9
General and administrative	5.8	4.1
Stock-based compensation expense related to stock awards and ESP Plan purchases	51.9	25.6
Tax benefit	(10.7)	(5.9)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$41.2	$19.7
	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
Cost of license and other revenue	$3.8	$2.8
Marketing and sales	47.4	34.8
Research and development	49.6	27.6
General and administrative	18.0	13.6
Stock-based compensation expense related to stock awards and ESP Plan purchases	118.8	78.8
Tax benefit	(26.7)	(19.3)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$92.1	$59.5

Autodesk uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Three Months Ended October 31, 2012		Three Months Ended October 31, 2011
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	42 - 45%	42 - 44%	43 - 45%	40 - 44%
Range of expected lives (in years)	3.6 - 4.2	0.5 - 2.0	3.6 - 4.8	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.5%	0.1 - 0.3%	0.5 - 0.9%	0.1 - 0.3%
Expected forfeitures	7.7%	7.7%	7.8%	7.8%
	Nine Months Ended October 31, 2012		Nine Months Ended October 31, 2011
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	41 - 45%	41 - 44%	40 - 45%	34 - 44%
Range of expected lives (in years)	3.6 - 4.6	0.5 - 2.0	2.6 - 4.8	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.5 - 0.8%	0.1 - 0.3%	0.5 - 1.9%	0.1 - 0.8%
Expected forfeitures	7.7 - 7.8%	7.7 - 7.8%	7.8 - 10.5%	7.8 - 10.5%

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

6. Income Tax

Autodesk’s effective tax rate was 14% and 23% during the three and nine months ended October 31, 2012, respectively, compared to 20% and 21% during the three and nine months ended October 31, 2011, respectively. Autodesk’s effective tax rate decreased 6% during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year primarily due to restructuring charges, partially offset by non-deductible stock based compensation. Autodesk's effective tax rate increased 2% during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment, expiration of the federal research credit, and non-deductible stock based compensation, partially offset by discrete tax benefits from closure of the statute of limitations during the first quarter of fiscal 2013 and adjustments related to tax return filings. Discrete tax benefits for the three and nine months ended October 31, 2012 were $15.4 million and $19.0 million, respectively, primarily associated with restructuring charges, stock-based compensation, closure of a foreign statute of limitations, and adjustments related to tax return filings, partially offset by the establishment of a U.S. valuation allowance related to the impairment of an investment. Excluding the impact of these discrete tax items, the effective tax rate for both the three and nine months ended October 31, 2012 was 25%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

As of October 31, 2012, the Company had $206.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $195.3 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At October 31, 2012, Autodesk had net deferred tax assets of $176.7 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.    Acquisitions

During the nine months ended October 31, 2012, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill.

On June 7, 2012, Autodesk acquired Vela Systems, Inc. (“Vela”) for total cash consideration of $76.0 million. Vela was a privately owned company that provided a cloud-based mobile platform that delivers critical information to the construction and capital projects market. Prior to acquiring Vela, Autodesk had an equity investment in the company with an acquisition-date fair value of $6.8 million using a market approach to value the investment. Valuations using the market approach reflect relevant observable information generated by market transactions involving comparable businesses. As a result of the acquisition, Autodesk recorded a $3.3 million gain on the business combination achieved in stages. Vela has been integrated into, and the related goodwill was assigned to, Autodesk's Architecture, Engineering and Construction segment. The amount of goodwill that is expected to be deductible for tax purposes is zero.

On August 1, 2012, Autodesk acquired Socialcam, Inc, (“Socialcam”) for total cash consideration of $59.5 million. Socialcam was a privately held web-based company offering a smartphone application and web-based service that allows users to capture, edit, and share video. Of the $59.5 million, Autodesk incurred $16.6 million relating to the acceleration of vesting of equity awards held in Socialcam for Socialcam employees immediately prior to the acquisition. The $16.6 million stock based compensation charge is included in "Research and development" in the Condensed Consolidated Statement of Operations. Socialcam has been integrated into, and the related goodwill was assigned to, Autodesk’s Platform Solutions and Emerging Business segment. The amount of goodwill that is expected to be deductible for tax purposes is zero.

On October 4, 2012, Autodesk acquired Qontext, an enterprise social collaboration software solution, from India-based Pramati Technologies for $26.0 million and hired the Qontext development team. This acquisition is expected to accelerate Autodesk’s ongoing move to the cloud and expansion of social capabilities in the Autodesk 360 cloud-based service. Treated as a business combination, Qontext has been integrated into, and the related goodwill was assigned to, Autodesk’s Platform Solutions and Emerging Business segment. The amount of goodwill that is expected to be deductible for tax purposes is $24.0 million.

During the nine months ended October 31, 2012, Autodesk also completed five other business combination and technology acquisitions for a total cash consideration of approximately $52.2 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk’s Condensed Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the nine months ended October 31, 2012:

	Vela	Socialcam	Qontext	Other
Developed technologies	$5.9	$1.9	$2.0	$10.9
Customer relationships	3.6	—	—	1.5
Trade name	2.6	5.3	—	1.5
User List	—	22.3	—	—
Patent	—	—	—	—
Goodwill	57.6	23.0	24.0	38.3
Deferred revenue (current and non-current)	(2.0)	—	—	—
Deferred tax asset (liability)	3.9	(9.4)	—	—
Net tangible assets (liabilities)	4.4	(0.2)	—	—
Total	$76.0	$42.9	$26.0	$52.2

For Vela and Socialcam, the business combination accounting is not yet finalized. The initial accounting was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the business combination accounting that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

8. Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	October 31, 2012	January 31, 2012
Purchased technologies, at cost (1)	$420.5	$400.5
Customer relationships, trade names, patents, user list, at cost (2)	250.8	215.3
	671.3	615.8
Less: Accumulated amortization (1)	(524.1)	(467.0)
Other intangible assets, net	$147.2	$148.8
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

(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill during the nine months ended October 31, 2012, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2012
Goodwill	$76.6	$247.7	$323.3	$184.0	$831.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	76.6	247.7	323.3	34.8	682.4
Vela acquisition	—	57.6	—	—	57.6
Qontext acquisition	24.0	—	—	—	24.0
Socialcam acquisition	23.0	—	—	—	23.0
Addition arising from other acquisitions	2.1	—	29.2	7.0	38.3
Effect of foreign currency translation, purchase accounting and other	(0.3)	—	(0.4)	—	(0.7)
Balance as of October 31, 2012
Goodwill	125.4	305.3	352.1	191.0	973.8
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$125.4	$305.3	$352.1	$41.8	$824.6

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. When assessing goodwill for impairment, Autodesk uses discounted cash flow models that include assumptions regarding reportable segments’ projected cash flows (“Income Approach”) and corroborates it with the estimated consideration that the Company would receive if there were to be a sale of the reporting segment (“Market Approach”). Variances in these assumptions could have a significant impact on Autodesk’s conclusion as to whether goodwill is impaired or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts. A hypothetical 10% decrease in the fair value of any of Autodesk’s four reporting units would not have an impact on the carrying value, nor result in an impairment, of goodwill shown on Autodesk’s balance sheet as of October 31, 2012 for the respective reporting units.

10. Deferred Compensation

At October 31, 2012, Autodesk had marketable securities totaling $910.4 million, of which $35.9 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $35.9 million at October 31, 2012, of which $3.5 million was classified as current and $32.4 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2012 was $31.5 million. The total related deferred compensation liability at January 31, 2012 was $31.5 million, of which $3.2 million was classified as current and $28.3 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2012	January 31, 2012
Computer software, at cost	$135.0	$133.5
Computer hardware, at cost	166.5	153.3
Leasehold improvements, land and buildings, at cost	158.7	139.5
Furniture and equipment, at cost	51.3	47.7
	511.5	474.0
Less: Accumulated depreciation	(396.9)	(369.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$114.6	$104.5

12. Borrowing Arrangements

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citicorp USA, Inc., an affiliate of Citibank, which is one of the lead lenders and an agent. At October 31, 2012, Autodesk had $110.0 million outstanding borrowings on this line of credit. This balance is included in "Borrowings under line of credit" in the accompanying Condensed Consolidated Balance Sheets. This facility expires in May 2016.

13. Restructuring

During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing. The plan included a reduction of approximately 500 positions and the consolidation of eight leased facilities with a total cost of approximately $42.0 million to $52.0 million ("Fiscal 2013 Plan"). During the three and nine months ended October 31, 2012, Autodesk recorded restructuring charges of $36.7 million. Of this amount, $36.1 million was recorded for one-time termination benefits and other costs and $0.6 million was recorded for facilities-related costs. The one-time termination benefits will substantially be paid as of January 31, 2013. Autodesk expects to pay the facility related liabilities through the first quarter of fiscal 2014.

The following table sets forth the restructuring activities during the nine months ended October 31, 2012.

	Balance at January 31, 2012	Additions	Payments	Adjustments(1)	Balances, October 31, 2012
Fiscal 2013 Plan
Employee termination costs	$—	$36.5	$(19.4)	$(0.4)	$16.7
Lease termination and asset costs	—	0.6	(0.2)	—	0.4
Total	$—	$37.1	$(19.6)	$(0.4)	$17.1
Current portion(2)	$—				$16.9
Non-current portion(2)	—				0.2
Total	$—				$17.1
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. During the three and nine months ended October 31, 2012, Autodesk repurchased and retired 4.0 million and 9.9 million shares at an average repurchase price of

$32.53 per share and $34.25 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $92.8 million and $37.4 million, respectively, during the three months ended October 31, 2012. Common stock and additional paid-in capital and retained earnings were reduced by $241.4 million and $99.1 million, respectively, during the nine months ended October 31, 2012.

At October 31, 2012, 34.8 million shares remained available for repurchase under the repurchase plans approved by the Board of Directors. This amount includes the 30.0 million share increase approved by the Board of Directors in June 2012. During the three and nine months ended October 31, 2012, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and company defined trading windows.

16. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, net of taxes, was comprised of the following at October 31, 2012 and January 31, 2012:

	October 31, 2012	January 31, 2012
Net gain on derivative instruments	$0.6	$9.2
Net unrealized gain on available-for-sale securities	1.8	2.6
Unfunded portion of pension plans	(8.6)	(8.6)
Foreign currency translation adjustments	(0.2)	2.7
Accumulated other comprehensive (loss) income	$(6.4)	$5.9

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Numerator:
Net income	$29.4	$72.8	$172.9	$213.3
Denominator:
Denominator for basic net income per share—weighted average shares	225.5	227.1	227.1	228.2
Effect of dilutive securities	4.4	3.6	4.3	5.5
Denominator for dilutive net income per share	229.9	230.7	231.4	233.7
Basic net income per share	$0.13	$0.32	$0.76	$0.93
Diluted net income per share	$0.13	$0.32	$0.75	$0.91

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three and nine months ended October 31, 2012, 11.8 million and 9.8 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share. For the three and nine months ended October 31, 2011, 22.8 million and 11.9 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net revenue:
Platform Solutions and Emerging Business	$204.7	$209.7	$650.0	$618.7
Architecture, Engineering and Construction	163.1	152.2	488.8	451.5
Manufacturing	131.8	133.5	418.8	392.5
Media and Entertainment	48.4	53.2	147.7	160.5
	$548.0	$548.6	$1,705.3	$1,623.2
Gross profit:
Platform Solutions and Emerging Business	$191.2	$198.2	$610.0	$584.0
Architecture, Engineering and Construction	149.6	137.5	446.2	408.8
Manufacturing	122.3	122.2	386.7	359.8
Media and Entertainment	38.2	43.2	119.0	129.6
Unallocated (1)	(11.2)	(12.1)	(33.1)	(30.6)
	$490.1	$489.0	$1,528.8	$1,451.6
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net revenue:
Americas
U.S.	$173.6	$161.7	$500.5	$456.6
Other Americas	35.8	38.7	115.0	116.3
Total Americas	209.4	200.4	615.5	572.9
Europe, Middle East and Africa	196.3	201.8	630.3	628.7
Asia Pacific
Japan	65.4	65.4	211.6	184.3
Other Asia Pacific	76.9	81.0	247.9	237.3
Total Asia Pacific	142.3	146.4	459.5	421.6
Total net revenue	$548.0	$548.6	$1,705.3	$1,623.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We continually strive to increase the business value of our design tools to our customers in a number of ways. First, we seek to address an increasing portion of our customers' workflow with products that extend the value of our customers' digital design information into visualization, analysis and simulation. Second, we seek to improve our product interoperability and usability, thus improving our customers' productivity and effectiveness. Third, we continue to develop new ways to deliver capability and value to our customers, such as product suites, cloud and social-based services, and delivery of our solutions on mobile devices and new hardware platforms. Fourth, we extend our customers' workflow with products for adjacent users and for the “customers of our customers,” thus increasing the value of the design information our customers produce. Finally, we continue to develop new lines of consumer products and services that are delivered and experienced through the Web, tablets, and mobile devices providing our advanced visualization technologies to consumers—a whole new category of Autodesk customer.

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. During the first quarter of the fiscal year, we undertook a number of important organizational changes to drive the success of our business. These changes were made in order to address major business initiatives including our desire to accelerate the business' move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. The reorganization included changes to the structure and alignment of our product development and marketing teams and re-organizing our sales teams by industry.

While these changes were intended to better serve our customers and drive future growth, we have encountered challenges in the execution of these efforts which have impacted our financial results in the short term. In order to achieve these organizational changes and to further our strategy, including our continuing shift to cloud and mobile computing, in the third quarter of the fiscal year, we commenced a company-wide restructuring plan. The plan included a reduction of approximately 500 positions and the consolidation of eight leased facilities with a total cost of approximately $42.0 million to $52.0 million ("Fiscal 2013 Plan"), of which $36.7 million was incurred during the third quarter of fiscal 2013. The one-time termination benefits will substantially be paid as of January 31, 2013. Autodesk expects to pay the facility related liabilities through the first quarter of fiscal 2014. For further discussion see Note 13, “ Restructuring,” in the Notes to the Condensed Consolidated Financial Statements.

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

Our growth strategy is predicated upon leading the transition in the industries we serve into the cloud in three ways:

•
Grow. We believe sufficient opportunity remains in our PC-based software business, and we intend to continue to grow this business. In particular we are offering product suites with improved interoperability and usability to enhance our customers' productivity. We are continuing to drive maintenance and new licensing models to better match the business needs of our customers. We will continue to emphasize developing direct relationships with large, global customers and pursuing opportunities in emerging economies.

•
Transform. At the same time we grow our desktop software business, we are migrating many of our products to the cloud. This entails development of new cloud computing infrastructure and redesigning our applications to leverage the cloud. We are also developing new capabilities that are enabled by the cloud such as collaborative Product Lifecycle Management ("PLM") and on line simulation. Our goal is to lead our industry in transitioning to the cloud.

•
Expand. We believe that the combination of cloud, social and mobile computing affords us the opportunity to expand our business into new markets. For example, we have added new customers through our consumer products. We intend to continue to develop our business to both add new customers and find new capabilities to incorporate in our core business.

We believe that expanding our customers' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three and nine months ended October 31, 2012, revenue from suites increased 10% and 15%, respectively, as compared to the same periods in the prior fiscal year. As a percentage of revenue, suites comprised 30% and 29% in the three and nine months ended October 31, 2012, respectively, as compared to 27% in both the three and nine months ended October 31, 2011.

Expanding our geographic coverage is another key element of our growth strategy. While emerging economies are important for all global businesses, we believe they hold special opportunity for Autodesk. Much of the growth opportunity in the world’s construction and manufacturing is in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. Although revenue from emerging countries decreased 9% and 1% during the three and nine months ended October 31, 2012, respectively, as compared to the same periods of the prior fiscal year, we believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 15% of net revenue for both the three and nine months ended October 31, 2012, as compared to 16% of net revenue for both the three and nine months ended October 31, 2011. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

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

Our strategy depends upon a number of assumptions, including those mentioned above as well as that we will be able to continue making our technology available to mainstream markets; leverage our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; improve the performance and functionality of our products; and adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part II, Item 1A, “Risk Factors.”

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

Goodwill. As of October 31, 2012, a hypothetical 10% decrease in the fair value of our reporting units would not have an impact on the carrying value of goodwill, nor result in impairment of goodwill. For further discussion see Note 9, “Goodwill,” in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes. We currently have $176.7 million of net deferred tax assets, primarily a result of tax credits, net operating losses, capital losses, and timing differences for reserves, accrued liabilities, stock options and restricted stock units, fixed assets, deferred revenue, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against U.S. and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and that such challenges may have a significant impact on our effective tax rate.

Overview of the Three and Nine Months Ended October 31, 2012

(in millions)	Three Months Ended October 31, 2012	As a % of Net Revenue	Three Months Ended October 31, 2011	As a % of Net Revenue
Net Revenue	$548.0	100%	$548.6	100%
Cost of revenue	57.9	11%	59.6	11%
Gross Profit	490.1	89%	489.0	89%
Operating expenses	455.7	83%	398.8	73%
Income from Operations	$34.4	6%	$90.2	16%

(in millions)	Nine Months Ended October 31, 2012	As a % of Net Revenue	Nine Months Ended October 31, 2011	As a % of Net Revenue
Net Revenue	$1,705.3	100%	$1,623.2	100%
Cost of revenue	176.5	10%	171.6	11%
Gross Profit	1,528.8	90%	1,451.6	89%
Operating expenses	1,307.5	77%	1,187.8	73%
Income from Operations	$221.3	13%	$263.8	16%

We experienced mixed results in the three and nine months ended October 31, 2012. Revenue and gross profit in the three months ended October 31, 2012 were relatively flat compared to the same period in the prior fiscal year. During the three months ended October 31, 2012, growth in certain of our major products, reportable segments and geographic areas was tempered by a decline in demand. For the nine months ended October 31, 2012, although impacted by the demand decline in the three months ended October 31, 2012, our business grew year over year as evidenced by our increases in revenue and gross profit. Contributing to the year over year increases in revenue for the nine months ended October 31, 2012 were increases in revenue from new seat license revenue and maintenance revenue. In addition, we experienced increases in revenue for many of our major products, reportable segments and all of our geographic areas during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year. The reasons for these increases are discussed below under the heading “Results of Operations.”
The decline in demand impacting the three and nine months ended October 31, 2012 was due to a combination of a weaker economic environment and execution related challenges arising from our recent internal organizational changes, including reorganizing our sales teams by industry. An uneven global economy, combined with execution related challenges, resulted in lower than anticipated revenue results for the quarter. In light of the uneven macroeconomic environment and our focus on improving operating margins, we have taken a prudent approach to spending for the fiscal year. Although, we addressed certain execution related challenges in the three months ended October 31, 2012, we remain focused on addressing remaining internal challenges as rapidly as possible, while continuing to satisfy the needs of our customers around the world.
Our income from operations decreased 62% in the three months ended October 31, 2012, compared to the same period in the prior fiscal year. Our total operating margin decreased as a percentage of revenue from 16% for the three months ended October 31, 2011 to 6% during the three months ended October 31, 2012. The decreases in our income from operations and our operating margin were impacted by a decline of less than 1% or $0.6 million in net revenue, while our operating expenses increased $56.9 million, or 14% for the three months ended October 31, 2012, as compared to the same period in the prior fiscal year. The 14% increase in operating expenses in the three months ended October 31, 2012, as compared to the three months ended October 31, 2011 was due primarily to recording $36.7 million in restructuring charges in the three months ended October 31, 2012 incurred as a result of our Fiscal 2013 Plan. During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing.
Our income from operations decreased 16% in the nine months ended October 31, 2012, compared to same period in the prior fiscal year. Our total operating margin decreased as a percentage of revenue from 16% for the three months ended October 31, 2011 to 13% for the nine months ended October 31, 2012. The decreases in our income from operations and our operating margin resulted from a $119.7 million, or 10%, increase in our operating expenses against an increase in net revenue of $82.1 million, or 5%, for the nine months ended October 31, 2012, as compared to the same period in the prior fiscal year. The 10% increase in operating expenses in the nine months ended October 31, 2012, as compared to the nine months ended October 31, 2011 was due primarily to higher employee salary related expenses related to higher headcount in the first half of fiscal 2013, higher stock based compensation expense, and restructuring charges incurred as a result of the board approved restructuring plan in the third quarter of fiscal 2013. During the nine months ended October 31, 2012, Autodesk recorded restructuring charges of $36.7 million.
We generate a majority of our revenue in the U.S., Japan, Germany, France, and Canada. Our revenue was negatively impacted from foreign exchange rate changes during the three and nine months ended October 31, 2012, as compared to the same periods in the prior fiscal year. During the three and nine months ended October 31, 2012 net revenue declined slightly and increased 5%, respectively, compared to the same periods in the prior fiscal year; had applicable exchange rates from the three and nine months ended October 31, 2011 been in effect during the three and nine months ended October 31, 2012, and had we excluded foreign exchange hedge gains and losses from the three and nine months ended October 31, 2012 and 2011 (“on a constant currency basis”), net revenue would have increased 2% and 5% respectively, compared to the same periods in the prior fiscal year. During the three and nine months ended October 31, 2012, total spend, defined as cost of revenue plus operating expenses, increased 12% and 9%, respectively, compared to the same periods in the prior fiscal year as reported and increased 14% and 10%, respectively, on a constant currency basis. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions, but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 24% and 23% of our total net revenue during the three and nine months ended October 31, 2012, respectively. Tech Data accounted for 16% of Autodesk's total net revenue for both the three and nine months ended October 31, 2011. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 20% and 22% of our total net revenue for the three and nine months ended October 31, 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2012. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Our primary goals for the remainder of fiscal 2013 are to grow revenue from our current levels consistent with seasonal trends and manage our operating margin as a percentage of revenue by delivering our market-leading products and solutions to our customers and investing in product functionality and new product lines, including suites offerings, while controlling our operating expenses. However, in light of our lower than expected second and third quarter performance and our reduced revenue outlook for the year, we are further reducing our spend by implementing cost cutting measures during in the remainder of this fiscal year. In an attempt to adjust our cost structure and accelerate our transition to cloud, social and mobile computing, we initiated a restructuring plan in the third quarter of fiscal 2013. While a substantial portion of the restructuring charges were incurred in the three months ended October 31, 2012, we will continue to have material restructuring charges or other non-recurring charges that will have the effect of reducing our operating margins and net income for the remainder of fiscal 2013. In addition, we will continue to look closely at our cost structure to find ways that we can reduce our operating expenses to improve our operating margin while allowing continued investment in growth and productivity initiatives. There can be no assurance that we will achieve our financial goals and improve our financial results. Additionally, we believe that unemployment rates and the availability of credit to major industries we serve are important indicators for our business; if we are unable to successfully achieve our reorganization and restructuring efforts or if global economic conditions deteriorate we may not achieve our financial goals.

Revenue from flagship products was 54% and 56% of total net revenue during the three and nine months ended October 31, 2012, respectively, and decreased 4% and increased 2% during the three and nine months ended October 31, 2012, respectively, as compared to the same periods in the prior fiscal year. Revenue from suites was 30% and 29% of total net revenue during the three and nine months ended October 31, 2012, respectively, and increased 10% and 15% as compared to the same periods in the prior fiscal year, respectively. Revenue from new and adjacent products was 15% of total net revenue during both the three and nine months ended October 31, 2012 and decreased 3% and increased 1% as compared to the same periods in the prior fiscal year, respectively. We anticipate, as our new and existing customers migrate from our stand-alone products, that our revenue from suites will increase as a percentage of revenue, while our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.

At October 31, 2012, we had $1,737.4 million in cash, cash equivalents and marketable securities. We completed the quarter ended October 31, 2012 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the fiscal year ended January 31, 2012. Deferred revenue at October 31, 2012 was $713.7 million. Deferred revenue consists primarily of deferred maintenance revenue. To a lesser extent, deferred revenue consists of deferred license and other revenue derived from collaborative project management services, consulting services and deferred license sales. We repurchased 4.0 million shares of our common stock for $130.2 million during the three months ended October 31, 2012. Comparatively, we repurchased 3.5 million shares of our common stock for $94.3 million during the three months ended October 31, 2011. We repurchased 9.9 million shares of our common stock for $340.5 million during the nine months ended October 31, 2012. Comparatively, we repurchased 7.7 million shares of our common stock for $263.7 million during the nine months ended October 31, 2011.

Results of Operations

Net Revenue

	Three Months Ended	Increase/(Decrease) compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase/(Decrease) compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
Net Revenue:
License and other	$317.1	$(14.3)	(4)%	$331.4	$1,018.6	$31.2	3%	$987.4
Maintenance	230.9	13.7	6%	217.2	686.7	50.9	8%	635.8
	$548.0	$(0.6)	—%	$548.6	$1,705.3	$82.1	5%	$1,623.2
Net Revenue by Geographic Area:
Americas	$209.4	$9.0	4%	$200.4	$615.5	$42.6	7%	$572.9
Europe, Middle East and Africa	196.3	(5.5)	(3)%	201.8	630.3	1.6	—%	628.7
Asia Pacific	142.3	(4.1)	(3)%	146.4	459.5	37.9	9%	421.6
	$548.0	$(0.6)	—%	$548.6	$1,705.3	$82.1	5%	$1,623.2
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$204.7	$(5.0)	(2)%	$209.7	$650.0	$31.3	5%	$618.7
Architecture, Engineering and Construction	163.1	10.9	7%	152.2	488.8	37.3	8%	451.5
Manufacturing	131.8	(1.7)	(1)%	133.5	418.8	26.3	7%	392.5
Media and Entertainment	48.4	(4.8)	(9)%	53.2	147.7	(12.8)	(8)%	160.5
	$548.0	$(0.6)	—%	$548.6	$1,705.3	$82.1	5%	$1,623.2

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes revenue from the sale of new seat licenses and upgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services and hosted technology solutions.

Total license and other revenue decreased 4% during the three months ended October 31, 2012, as compared to the three months ended October 31, 2011. This decrease was primarily due to a large, one-time license compliance transaction in the three months ended October 31, 2011 and a 14% decrease in upgrade revenue. These decreases were partially offset by a 3% increase in revenue from commercial new seat licenses during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year. During the three months ended October 31, 2012, 9 percentage points of the 3% increase in commercial new seat licenses were due to the increase in the number of seats sold offset by 6 percentage points due to a decrease in the average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 71% and 66% for the three months ended October 31, 2012 and 2011, respectively.

Total license and other revenue increased 3% during the nine months ended October 31, 2012, as compared to the nine months ended October 31, 2011. This increase was primarily due to a 9% increase in revenue from commercial new seat licenses offset by an 11% decrease in upgrade revenue during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year. During the nine months ended October 31, 2012, 12 percentage points of the 9% increase in commercial new seat licenses was due to the increase in the number of seats sold offset by 3 percentage point due to a decrease in the average net revenue per seat. Commercial new seat license revenue, as a percentage of license and other revenue, was 71% and 67% for the nine months ended October 31, 2012 and 2011, respectively.

Upgrade revenue was lower during the three and nine months ended October 31, 2012, as compared to the same periods of the prior fiscal year, primarily due to upgrade promotions that had run during the first three quarters of fiscal 2012.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $25.0 million during the nine months ended October 31, 2012 from $27.1 million at January 31, 2012 to $2.1 million at October 31, 2012. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 6% of total net revenue for all periods presented.

Maintenance Revenue

Our maintenance revenue relates to a program known by our user community as the "Subscription Program." Our maintenance program provides our commercial and educational customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the maintenance contract periods.

Maintenance revenue increased 6% during the three months ended October 31, 2012, as compared to the three months ended October 31, 2011, primarily due to a 6% increase in commercial maintenance revenue. The 6% increase in commercial maintenance revenue was due to a 3 percentage point increase from commercial enrollment during the corresponding maintenance contract term and a 3 percentage point increase from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both the three months ended October 31, 2012 and 2011.

Maintenance revenue increased 8% during the nine months ended October 31, 2012, as compared to the nine months ended October 31, 2011, primarily due to an 8% increase in commercial maintenance revenue. The 8% increase in commercial maintenance revenue was due to a 10 percentage point increase from commercial enrollment during the corresponding maintenance contract term offset by a 2 percentage point decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both the nine months ended October 31, 2012 and 2011.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. Our maintenance contracts are predominantly for a term of one year, but may be two or three years, or occasionally as long as five year terms. Net maintenance billings decreased 5% during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year. Net maintenance billings increased 1% during the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011. Net maintenance billings were impacted by early maintenance renewal activity in the second quarter of fiscal 2013 related to a pricing change that took effect in the third quarter of fiscal 2013.

Our deferred revenue balance at October 31, 2012 and January 31, 2012 included $634.3 million and $633.3 million, respectively, related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 4% during the three months ended October 31, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to a 9% increase in maintenance revenue partially offset by a 5% decrease in upgrade revenue in this geography during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. The increase in our revenue in this geography was led by the U.S., partially offset by a decrease in Brazil. Net revenue in the Americas geography increased by 7% during the nine months ended October 31, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to a 9% increase in maintenance revenue and a 3% increase in new seat revenue in this geography during the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011. The increase in our revenue in this geography was led by the U.S. and Canada.

Net revenue in the EMEA geography decreased by 3%, or increased by 3% on a constant currency basis, during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year. The decrease was primarily due to a 6% decrease in new seat revenue and a 29% decrease in upgrade revenue offset by a 1% increase in maintenance revenue in this geography during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. The decrease in our revenue in this geography was led by the United Kingdom, Sweden and France partially offset by an increase in revenue from Ireland and Finland. Net revenue in the EMEA geography increased less than 1%, or 2% on a constant currency basis, during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year. The 5% increase in maintenance revenue was offset by a 23% decrease in upgrade revenue in this geography during the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011. Increases in revenue in Ireland, Germany and Finland were offset by decreases in revenue from the United Kingdom, Sweden, and Poland.

Net revenue in the APAC geography decreased by 3% both as reported and on a constant currency basis, during the three months ended October 31, 2012, as compared to the same period in the prior fiscal year. This decrease was primarily due a large, one-time license compliance transaction in the three months ended October 31, 2011 partially offset by a 12% increase in maintenance revenue and a 5% increase in new seat revenue in this geography during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. The decrease in our revenue in this geography during the three months ended October 31, 2012 was led by China and India partially offset by an increase in our revenue from South Korea. Net revenue in the APAC geography increased by 9%, or 6% on a constant currency basis, during the nine months ended October 31, 2012, as compared to the same period in the prior fiscal year. This increase was primarily due to an 18% increase in new seat revenue and a 13% increase in maintenance revenue in this geography during the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011. The increase in our revenue in this geography during the nine months ended October 31, 2012 was led by Japan, South Korea and China.

Net revenue in emerging economies decreased 9% during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year, primarily due to a decrease in revenue from China, India and Brazil partially offset by an increase in the Russian Federation. Revenue from emerging economies represented 15% and 16% of total net revenue during the three months ended October 31, 2012 and 2011, respectively. Net revenue in emerging economies decreased 1% during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year, primarily due to a decrease in revenue from Brazil and Poland partially offset by an increase in the Russian Federation and China. Revenue from emerging economies represented 15% and 16% of total net revenue during the nine months ended October 31, 2012 and 2011, respectively.

International net revenue represented 68% and 71% of our total net revenue for the three months ended October 31, 2012 and 2011, respectively. International net revenue represented 71% and 72% of our total net revenue for both the nine months ended October 31, 2012 and 2011, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

During the three months ended October 31, 2012, net revenue for PSEB decreased 2% as compared to the same period of the prior fiscal year primarily due to a large, one-time license compliance transaction in the three months ended October 31, 2011. This decrease was partially offset by respective 7% and 4% increases in revenue from our AutoCAD LT and AutoCAD products. During the nine months ended October 31, 2012, net revenue for PSEB increased 5% as compared to the same period of the prior fiscal year primarily due to respective 10% and 7% increases in revenue from our AutoCAD LT products and AutoCAD products as compared to the same periods in the prior fiscal year.

During the three months ended October 31, 2012, net revenue for AEC increased 7% as compared to the same period of the prior fiscal year primarily due to a 26% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite. During the nine months ended October 31, 2012, net revenue for AEC increased 8% as compared to the same period of the prior fiscal year primarily due to a 28% increase in revenue from our AEC suites.

During the three months ended October 31, 2012, net revenue for MFG decreased 1% as compared to the same period of the prior fiscal year primarily due to a 27% decrease in revenue from our flagship product, ACAD Mechanical, partially offset by a 4% increase in revenue from our MFG suites, which includes the Autodesk Product Design Suite. During the nine months ended October 31, 2012, net revenue for MFG increased 7% as compared to the same period of the prior fiscal year primarily due to a 5% increase in revenue from MFG suites.

During the three months ended October 31, 2012, net revenue for M&E decreased 9% as compared to the same period in the prior fiscal year, primarily due to a 10% decrease in revenue from Animation and 7% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 21% decrease in revenue from our flagship product, 3Ds Max, and an 87% decrease in revenue from our animation suites, which includes our Autodesk Entertainment Creation Suite. The decline in Creative Finishing was marked by weakening demand across all geographic regions. During the nine months ended October 31, 2012, net revenue for M&E decreased 8% as compared to the same period in the prior fiscal year, primarily due to a 15% decrease in revenue from Creative Finishing and a 5% decrease in Animation product group. The decline in Creative Finishing was marked by weakening demand across all geographic regions. The decrease in Animation revenue was primarily due to a 19% decrease in revenue from our flagship product, 3Ds Max, and a 61% decrease in revenue from our animation suites, which includes our Autodesk Entertainment Creation Suite. As more of our customers move to our suites products, our revenue on stand-alone products like 3Ds Max may decrease because it is included in our suites. This move to our suites is part of our strategy and represents a growth opportunity for us over the long-term.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase/(Decrease) compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
Cost of revenue:
License and other	$49.5	$(1.0)	(2)%	$50.5	$145.7	$6.9	5%	$138.8
Maintenance	8.4	(0.7)	(8)%	9.1	30.8	(2.0)	(6)%	32.8
	$57.9	$(1.7)	(3)%	$59.6	$176.5	$4.9	3%	$171.6
As a percentage of net revenue	11%			11%	10%			11%

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

Cost of license and other revenue decreased 2% during the three months ended October 31, 2012, as compared to the same period in the prior fiscal year, primarily due to a decrease in amortization of developed technology. Cost of license and other revenue increased 5% during the nine months ended October 31, 2012, as compared to the same periods in the prior fiscal year, primarily due to an increase in cloud services-related expenses, and lower-margin consulting engagements and royalties cost.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including rent and occupancy, shipping and handling costs and professional services fees. Cost of maintenance revenue decreased 8% and

6% during the three and nine months ended October 31, 2012, respectively, as compared to the same period in the prior fiscal year, due to cost savings associated with the increased use of electronic fulfillment.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to slightly increase in absolute dollars and as a percentage of net revenue during the fourth quarter of fiscal 2013, as compared to the fourth quarter of fiscal 2012, primarily due to an increase in costs associated with meeting our major business initiatives.

Marketing and Sales

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
Marketing and sales	$203.9	$(2.3)	(1)%	$206.2	$639.5	$30.4	5%	$609.1
As a percentage of net revenue	37%			38%	38%			38%

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

Marketing and sales expenses decreased 1% for the three months ended October 31, 2012 as compared to the same period in the prior fiscal year primarily due to a decrease in employee-travel and a decrease in professional fees primarily due to lower license compliance related legal fees.

Marketing and sales expenses increased 5% during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year primarily due to higher employee related salary expenses related to higher headcount in the first half of fiscal 2013 and an increase in stock-based compensation expense partially offset by a decrease in advertising primarily associated with our cost containment efforts and a decrease in professional fees primarily due to lower license compliance related legal fees.

For the fourth quarter of fiscal 2013, as compared to the fourth quarter of fiscal 2012, we expect marketing and sales expense to decrease in absolute dollars and as a percentage of net revenue primarily due to cost savings from the restructuring plan announced in August of 2012, partially offset by an increase in costs as we work towards meeting our major business initiatives.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
Research and development	$153.0	$11.8	8%	$141.2	$450.6	$33.6	8%	$417.0
As a percentage of net revenue	28%			26%	26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 8% during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year, primarily due to an increase in stock-based compensation expense associated with the acquisition of Socialcam in the third quarter of fiscal 2013.

Research and development expenses increased 8% during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year, primarily due to an increase in stock-based compensation expense associated with the acquisition of Socialcam in the third quarter of fiscal 2013, and higher employee related salary and stock-based compensation related to higher headcount in the first half of fiscal 2013.

For the fourth quarter of fiscal 2013, as compared to the fourth quarter of fiscal 2012, we expect research and development expense to increase in absolute dollars and as a percentage of net revenue primarily due to an increase in stock-based compensation and an increase in costs associated with meeting our major business initiatives, partially offset by cost savings from the restructuring plan announced in August of 2012.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
General and administrative	$62.1	$10.7	21%	$51.4	$180.7	$17.7	11%	$163.0
As a percentage of net revenue	11%			9%	11%			10%

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

General and administrative expenses increased 21% during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year, primarily due to an increase in amortization of acquisition related customer relationships and trade names, higher stock based compensation expense, and fluctuations in our operating expense hedge activity.

General and administrative expenses increased 11% during the nine months ended October 31, 2012 as compared to the same period in the prior fiscal year, primarily due to fluctuations in our operating expense hedge activity, an increase in amortization of acquisition related customer relationships and trade names, and higher employee related salary expenses related to higher headcount in the first half of fiscal 2013.

For the fourth quarter of fiscal 2013, as compared to the fourth quarter of fiscal 2012, we expect general and administrative expenses to increase in absolute dollars and as a percentage of net revenue primarily due to an increase in amortization of acquisition related customer relationships and trade names, stock-based compensation and costs associated with our major business initiatives.

Restructuring Charges (Benefits), Net

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
Restructuring charges (benefits), net	$36.7	$36.7	*	$—	$36.7	$38.0	2,923%	$(1.3)
As a percentage of net revenue	7%			—%	2%			—%
 _______________
* Percentage is not meaningful

During the third quarter of fiscal 2013, Autodesk initiated a restructuring plan that included a reduction in force and the consolidation of certain leased facilities. During both the three and nine months ended October 31, 2012, Autodesk recorded a restructuring charge of $36.7 million. Of this amount, $36.1 million was recorded for one-time termination benefits and other costs and $0.6 million was recorded for facilities-related costs. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other (expense) income, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2012	2011	2012	2011
Interest and investment income, net	$2.3	$0.5	$5.5	$3.6
(Loss) gain on foreign currency	(2.4)	0.3	(0.9)	0.2
Gain (loss) on strategic investments	0.1	—	(3.8)	—
Other income	(0.1)	0.3	1.8	2.4
Interest and other (expense) income, net	$(0.1)	$1.1	$2.6	$6.2

Interest and other (expense) income, net, decreased $1.2 million during the three months ended October 31, 2012, as compared to the same period in the prior fiscal year, primarily due to losses on foreign currency partially offset by increases in interest and investment income. Interest and other (expense) income, net, decreased $3.6 million during the nine months ended October 31, 2012, as compared to the same period in the prior fiscal year, primarily due to the impairment of our equity investments partially offset by increases in interest and investment income.

Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency transactions and net monetary assets into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

Interest and investment income, net, fluctuates based on average cash and marketable securities balances, average maturities and interest rates. The increases in interest and investment income, net, during the three and nine months ended October 31, 2012, as compared to the same periods in the prior fiscal year, are primarily due to the increase in the fair value of our trading securities that are marked to market each period.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 14% and 23% during the three and nine months ended October 31, 2012, respectively, compared to 20% and 21% during the three and nine months ended October 31, 2011, respectively. Our effective tax rate decreased 6% during the three months ended October 31, 2012 as compared to the same period in the prior fiscal year primarily due to restructuring charges, partially offset by non-deductible stock based compensation. Our effective tax rate increased 2% during the nine months ended October 31, 2012, as compared to the same period in the prior fiscal year, primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment, expiration of the federal research credit, and non-deductible stock based compensation, partially offset by discrete tax benefits from closure of the statute of limitations during the first quarter of fiscal 2013 and adjustments related to tax return filings. Discrete tax benefits for the three and nine months ended October 31, 2012 were $15.4 million and $19.0 million, respectively, primarily associated with restructuring charges, stock-based compensation, closure of a foreign statute of limitations and adjustments related to tax return filings, partially offset by the establishment of a U.S. valuation allowance related to the impairment of an investment. Excluding the impact of these discrete tax items, the effective tax rate for both the three and nine months ended October 31, 2012 was 25% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

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

At October 31, 2012, we had net deferred tax assets of $176.7 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2012, and 2011, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Gross profit	$490.1	$489.0	$1,528.8	$1,451.6
Non-GAAP gross profit	$501.3	$501.0	$1,561.9	$1,482.1
Gross margin	89%	89%	90%	89%
Non-GAAP gross margin	91%	91%	92%	91%
Income from operations	$34.4	$90.2	$221.3	$263.8
Non-GAAP income from operations	$146.7	$135.1	$435.6	$393.0
Operating margin	6%	16%	13%	16%
Non-GAAP operating margin	27%	25%	26%	24%
Net income	$29.4	$72.8	$172.9	$213.3
Non-GAAP net income (2)	$109.0	$102.1	$329.2	$299.3
Diluted earnings per share (1)	$0.13	$0.32	$0.75	$0.91
Non-GAAP diluted earnings per share (1)(2)	$0.47	$0.44	$1.42	$1.28
 _______________

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

(2)
Effective in the second quarter of fiscal 2013, Autodesk began excluding gains and losses on strategic investments for purposes of its non-GAAP financial measures. Prior period non-GAAP interest and other income (expense), net, net income and earnings per share amounts have been revised to conform to the current period presentation.

For our internal budgeting and resource allocation process, we use non-GAAP measures to supplement our condensed consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential. In addition, these non-GAAP financial measures facilitate comparisons to our and our competitors’ historical results and operating guidance. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Gross profit	$490.1	$489.0	$1,528.8	$1,451.6
Stock-based compensation expense	1.3	0.9	3.8	2.8
Amortization of purchased intangibles (1)	9.9	11.1	29.3	27.7
Non-GAAP gross profit	$501.3	$501.0	$1,561.9	$1,482.1
Gross margin	89%	89%	90%	89%
Stock-based compensation expense	—%	—%	—%	—%
Amortization of purchased intangibles	2%	2%	2%	2%
Non-GAAP gross margin	91%	91%	92%	91%
Income from operations	$34.4	$90.2	$221.3	$263.8
Stock-based compensation expense	51.9	25.6	118.8	78.8
Amortization of purchased intangibles (1)	23.7	19.3	58.8	51.7
Restructuring charges (benefits)	36.7	—	36.7	(1.3)
Non-GAAP income from operations	$146.7	$135.1	$435.6	$393.0
Operating margin	6%	16%	13%	16%
Stock-based compensation expense	10%	5%	7%	5%
Amortization of purchased intangibles (1)	4%	4%	4%	3%
Restructuring charges (benefits)	7%	—%	2%	—%
Non-GAAP operating margin	27%	25%	26%	24%
Net income	$29.4	$72.8	$172.9	$213.3
Stock-based compensation expense	51.9	25.6	118.8	78.8
Amortization of purchased intangibles (1)	23.7	19.3	58.8	51.7
Restructuring charges (benefits)	36.7	—	36.7	(1.3)
(Gain) loss on strategic investments (3)	(0.1)	—	3.8	—
Discrete tax provision items	(15.4)	(4.2)	(19.0)	(7.4)
Income tax effect of non-GAAP adjustments	(17.2)	(11.4)	(42.8)	(35.8)
Non-GAAP net income	$109.0	$102.1	$329.2	$299.3
Diluted net income per share (2)	$0.13	$0.32	$0.75	$0.91
Stock-based compensation expense	0.23	0.11	0.51	0.34
Amortization of purchased intangibles (1)	0.10	0.08	0.26	0.22
Restructuring charges (benefits)	0.15	—	0.15	(0.01)
(Gain) loss on strategic investments (3)	—	—	0.02	—
Discrete tax provision items	(0.07)	(0.02)	(0.09)	(0.03)
Income tax effect of non-GAAP adjustments	(0.07)	(0.05)	(0.18)	(0.15)
Non-GAAP diluted net income per share (2)	$0.47	$0.44	$1.42	$1.28
 _______________

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships and trade names for acquisitions subsequent to December 2005.

(2)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

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

Our non-GAAP financial measures as set forth in the table above exclude the following:

Stock-based compensation expenses. We exclude stock-based compensation expenses from non-GAAP measures primarily because management finds it useful to exclude these charges to assess the appropriate level of various operating expenses and to assist in budgeting, planning and forecasting future periods.

Amortization of purchased intangibles. We incur amortization of acquisition-related purchased intangible assets primarily in connection with acquisitions of certain businesses and technologies. The amortization of purchased intangibles varies depending on the level of acquisition activity and management finds it useful to exclude these variable charges to assess the appropriate level of various operating expenses and to assist in budgeting, planning and forecasting future periods.

Restructuring charges (benefits). These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, and the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing financial results in the current period.

(Gain) loss on strategic investments. Autodesk excludes gains and losses related to our strategic investments from its non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components, realized gains and losses on the sale or losses on the impairment of these investments.

Discrete tax provision items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the realizability of deferred tax assets or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations.

Income tax effects of non-GAAP adjustments. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP costs and expenses, primarily due to stock-based compensation and purchased intangibles for GAAP and non-GAAP measures.

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

At October 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,737.4 million and net accounts receivable of $293.3 million. In addition, at October 31, 2012 we had a line of credit facility that permitted unsecured short-term borrowings of up to $400.0 million. This credit facility is available for working capital and general corporate purposes and expires in May 2016. During the three months ended October 31, 2012, we borrowed $110.0 million on our line of credit for business acquisitions and stock repurchases.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $1,604.1 million at January 31, 2012 to $1,737.4 million at October 31, 2012 is principally due to cash generated by operating activities, proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases, and draws on the line of credit. These increases to cash, cash equivalents and marketable securities are partially offset by cash used for repurchases of common stock, acquisitions including business combination and technology purchases, capital expenditures, and other investing activities. We anticipate the cash proceeds from issuance of common stock will vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan ("ESP Plan").

The primary source for net cash provided by operating activities of $403.5 million for the nine months ended October 31, 2012 was net income of $172.9 million increased by the cash effect of expenses totaling $211.9 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $5.0 million. The primary source of working capital was a decrease in accounts receivable and increase in income tax payable. Our days sales outstanding in trade receivables was 49 at October 31, 2012 compared to 61 days at January 31, 2012. The days sales outstanding decrease relates primarily to seasonality in our subscription contract renewals; subscription billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were for payments for the reduction of the accrued expense primarily related to restructuring charges arising from our Fiscal 2013 Plan, our fiscal 2012 employee bonus accrual and fourth quarter fiscal 2012 commissions and purchases of shares under the ESP Plan.

At October 31, 2012, our short-term investment portfolio had an estimated fair value of $502.1 million and a cost basis of $499.0 million. The portfolio fair value consisted of $118.5 million invested in commercial paper and corporate securities, $74.4 million invested in U.S. government agency securities, $35.9 million invested in mutual funds, $46.2 million invested in U.S. treasury securities, $3.0 million invested in municipal securities, $223.8 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year and $0.3 million invested in other short-term securities.

At October 31, 2012, $35.9 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures.

As of October 31, 2012, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

Our existing cash, cash equivalents and investment balances may decline in fiscal 2013 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan, including the cost associated with our Fiscal 2013 Plan, and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. Our existing credit facility at December 4, 2012 is $400.0 million of which we have $80.0 million outstanding. This credit facility is available for working capital and general corporate purposes.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $428.0 million and $494.7 million at October 31, 2012 and January 31, 2012, respectively.

Issuer Purchases of Equity Securities

The purpose of Autodesk’s stock repurchase program is used to offset dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the volume of employee stock option exercises and stock issuances, the trading price of our common stock, cash on hand and available in the U.S., cash requirements for acquisitions, and company defined trading windows. In December 2010, the Board of Directors approved a plan which authorized the repurchase of 20.0 million shares; at October 31, 2012, 15.2 million repurchases have been made under this plan. In June 2012, the Board of Directors approved a plan, which authorized the repurchase of 30.0 million shares; as of October 31, 2012, no repurchases have been made under this plan. Neither of these plans have a fixed expiration date. At October 31, 2012, 34.8 million shares remained available for repurchase under the repurchase plans approved by the Board of Directors. During the three and nine months ended October 31, 2012, we repurchased 4.0 million and 9.9 million shares, respectively, of our common stock. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended October 31, 2012:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	781.6	$30.64	781.6	38,020.1
September 1 - September 30	2,974.8	$32.96	2,974.8	35,045.3
October 1 - October 31	244.2	$33.39	244.2	34,801.1
Total	4,000.6	$32.53	4,000.6
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plans approved by the Board of Directors in June 2012 and December 2010 that authorized the repurchase of 30.0 million and 20.0 million shares, respectively. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the nine months ended October 31, 2012.

Off-Balance Sheet Arrangements

As of October 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2012 and January 31, 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $428.0 million and $494.7 million at October 31, 2012 and January 31, 2012, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2012 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2012 and January 31, 2012 would increase the fair value of our foreign currency contracts by $33.9 million and $45.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2012 and January 31, 2012 would decrease the fair value of our foreign currency contracts by $26.1 million and $24.3 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and, to a lesser extent, the market value of certain longer term securities. At October 31, 2012, we had $1,399.2 million of cash equivalents and marketable securities. With an average cash equivalent investment balance for the quarter of approximately $501.3 million, if interest rates were to change by 10%, this would result in a $0.1 million change in annual interest income. Further, at October 31, 2012, we had approximately $910.4 million invested in a longer term portfolio (with remaining maturities that may be less than one year) which, with 50 and 100 basis point moves, would result in market value changes (gains or losses) of $4.5 million and $9.0 million respectively, over a twelve month period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues (such as the so called “fiscal cliff” in the United States), and extreme volatility in many financial instrument markets. While there have been a number of mixed indicators, a weakening demand environment, the continuing sovereign debt crisis, financial market volatility and other factors in Europe and emerging markets seem to indicate a broad, renewed slow-down is taking place.

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

These actions may impact, and over the past several years have negatively impacted, our business, financial results and financial condition. In addition, these factors are causing, and over the past several years have caused, us to restructure our business and in turn we have and will incur restructuring charges. Moreover, our financial performance may be negatively impacted by:

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
We recently implemented a number of important organizational changes relating to our operating plan and new business initiatives. These changes were made in order to address major business initiatives including our desire to accelerate the business' move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. In order to achieve these organizational changes and to further our strategy, including our continuing shift to cloud, social and mobile computing, we recently implemented a company-wide restructuring plan. While these reorganization efforts are intended to better align our product development and marketing teams and our sales teams, we encountered challenges in the execution of these efforts which have negatively affected our financial results, at least in the short term. If we are unable to successfully complete our reorganizational efforts we may need to undertake additional restructuring efforts, and our business and operating results may be harmed. In taking any future restructuring actions, we may incur, and over the past several years have incurred, additional costs that negatively impact our operating margins.
We are taking actions to reduce our cost structure to more closely align our costs with our revenue levels. In taking these actions, we have attempted to balance the cost of such initiatives against their longer term benefits. As a result of these actions, we will incur additional costs in the short term that may have the effect of reducing our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from an economic recovery. We cannot assure that our cost cutting efforts will achieve appropriate levels of expenses and we may take additional actions in the future.
In addition, we are taking actions to stimulate demand through a number of programs. Although we are attempting to balance the cost of these programs against their longer term benefits, it is possible that we will make such investments without a corresponding increase in demand for our products. This would further reduce our operating margins and have a negative impact on our financial results.

Existing and increased competition and rapidly evolving technological changes may reduce our revenue and profits.

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

We believe that our future results largely depend upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation and price.

Our financial results fluctuate within each quarter and from quarter to quarter making our future revenue and financial results difficult to predict.

Our quarterly financial results have fluctuated in the past and likely will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions in particular geographies, including Europe and emerging economies,

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects,

•	lower growth or contraction of our upgrade or maintenance programs,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	the effectiveness of our internal business reorganization,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites (“suites”),

•	failure to maintain our revenue growth and profitability,

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

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

•	changes in sales compensation practices,

•	dependence on and the timing of large transactions,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements, and

•	catastrophic events or natural disasters, such as the earthquakes and tsunami in Japan in March 2011 and Superstorm Sandy in October 2012.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and nine months ended October 31, 2012, approximately 84% and 85%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 24% and 23%, of our total net revenue for the three and nine months ended October 31, 2012, respectively, as compared to 16% of our total net revenue for both the three and nine months ended October 31, 2011. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 20% and 22% of our total net revenue for the three and nine months ended October 31, 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2012. Although we believe that we are not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. Our customers' attach and renewal rates may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, and the perceived value of the maintenance program. If our customers do not attach maintenance to their initial license or renew their maintenance contract for our products, our maintenance revenue will decline and our financial results will suffer.

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

We are dependent on our international operations for a significant portion of our revenue. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund the our operations in the U.S., the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

In addition, such acquisitions and investments involve other risks such as:

•	the inability to retain customers, vendors, distributors, business partners, and other entities associated with the acquired business;

•	the potential impact on relationships with existing customers, vendors and distributors as business partners as a result of acquiring another business;

•	the potential that due diligence of the acquired business or product does not identify significant problems;

•	the potential any one or multiple of the investments become impaired in a given reporting period;

•	the potential for incompatible business cultures; and

•	significant transaction or integration-related costs.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part II, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, earnings or key performance metrics;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	changes in estimates of future results or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors' results of operations;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	general socio-economic, political or market conditions; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

Our strategy to develop and introduce new products, including new product features, and service offering exposes us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. In response, we are focused on providing cloud-based services and delivery of our solutions on mobile devices and new hardware platforms to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies, such as our cloud-based and mobile services, design and entertainment products and our digital prototyping and collaboration products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites. We are making such investments through our internal reorganization efforts and further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs. Customer adoption of our cloud, mobile, and social computing services may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our suites offerings. Should sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products decrease without a corresponding increase in suites product revenue or without purchases of customer seats to our suites, our results of operations will be adversely affected. Also, changes in the delivery of our software and services to our customers may change the way in which we recognize revenue relating to the software and services, with a potential negative impact on financial performance. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Further, given the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products and the rapid evolution of cloud computing, mobile devices, new computing platforms and other technologies, our executive management team must act quickly, continuously and with vision. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve, or fail to internalize and execute on that strategy, we may fail to meet our customers' expectations, fail to compete with our competitors' products and technology and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

From time to time we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, and expanding our portfolio of suites and our offering of software as a service, and realigning our internal resources in an effort to improve efficiency. Specifically, we recently undertook organizational changes in order to address major business initiatives including our desire to accelerate our move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. These reorganizational efforts included changes to the structure and alignment of our product development and marketing teams and re-organizing our sales teams by industry. We may take such actions without clear indications that they will prove successful and at times have met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers' needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products including suites, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and nine months ended October 31, 2012, combined revenue from our AutoCAD and AutoCAD LT products, not including Suites having AutoCAD or AutoCAD LT as a component, represented 33% and 34%, respectively, of our total net revenue.

A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.

We make significant efforts to maintain the security and integrity of our product source code and computer systems. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and the like) that could attack our products and computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk. Like all software products, our software is vulnerable to such attacks. In the past, hackers have targeted our software and they may do so in the future. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively impacted.

We rely on third-parties to provide us with a number of operational services, including hosting and delivery, certain of our customer services and other operations; any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation and adversely impact our financial performance.

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

As more software patents are granted worldwide, the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

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

There were no sales of unregistered securities during the three months ended October 31, 2012.

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

Dated: December 4, 2012

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)