Form 10-K
period 2013-01-31
AUTODESK INC
filed 2013-03-18
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of July 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 225.8 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2012, the last trading day of our second fiscal quarter) was approximately $7.7 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2013, registrant had outstanding approximately 223.8 million shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2013.

[THIS PAGE INTENTIONALLY LEFT BLANK]

2

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; our belief that the strength of our channel network, technological leadership, brand recognition, breadth of product line and large installed base are benefitting us as global economies recover; expected trends in certain financial metrics; expected market trends, including the growth of cloud, mobile and social computing; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; our ability to successfully increase sales of product suites as part of our overall sales strategy; our belief that emerging economies continue to present long-term growth opportunities for us; the impact of our restructuring activities; the sufficiency of our cash to meet our working capital and operating resource expenditure requirements over the next 12 months; and our ability to generate sufficient future taxable income in appropriate tax jurisdictions to realize our net deferred tax assets. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

ITEM 1. BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; manufacturing; and digital media, consumer and entertainment industries. Our sophisticated software products enable our customers to experience their ideas before they are real. Customers are able to imagine, design and create their ideas by visualizing, simulating and analyzing real-world performance early in the design process by creating and manipulating digital prototypes. These capabilities allow our customers to optimize and improve their designs, save time and money, improve quality, communicate intentions and foster innovation. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors. Additionally, we sell a line of consumer products for digital art, personal design and creativity, and home design. These products are sold over the Internet and in various digital storefronts, including the Apple App Store and the Google Play Store.

Segments

We reported based on four reportable operating segments:

•	Platform Solutions and Emerging Business (“PSEB”), which accounted for 37% of our net revenue in fiscal 2013;

•	Architecture, Engineering and Construction (“AEC”), which accounted for 30% of our net revenue in fiscal 2013;

•	Manufacturing (“MFG”), which accounted for 25% of our net revenue in fiscal 2013; and

•	Media and Entertainment (“M&E”), which accounted for 8% of our net revenue in fiscal 2013.

A summary of our net revenue and results of operations for our business segments is found in Note 13, “Segments,” in the Notes to our Consolidated Financial Statements.

Our PSEB, AEC and MFG segments derive revenue from the sale of licenses and maintenance subscriptions for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. In addition to software products, the PSEB, AEC and MFG segments offer a range of services, including consulting, support and training, largely dedicated to enhancing our ability to sell licenses and maintenance subscriptions to our software products. Our M&E segment derives revenue from the sale of licenses of software products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming. In addition, our animation products produced by our M&E segment are often used by customers of products from our other segments for the visualization of their designs.

The principal products and services of these segments include the following:

•
Flagship products, which accounted for approximately 56% of our net revenue in fiscal 2013, are our core standalone horizontal, vertical and model-based design products including AutoCAD, AutoCAD LT, AutoCAD Mechanical, AutoCAD Civil 3D, AutoCAD Map, AutoCAD Architecture, Maya and 3ds Max.

•
Suites, which accounted for approximately 30% of our net revenue in fiscal 2013, are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective, including Autodesk Product Design Suites, Autodesk Building Design Suites, Autodesk Educational/academic Suites, Autodesk Infrastructure Design Suites and AutoCAD Design Suites.

•
New and Adjacent products, which accounted for approximately 15% of our net revenue in fiscal 2013, are new product offerings as well as products that are not considered flagship or suites including Autodesk Creative Finishing products, Autodesk Moldflow products and Autodesk Vault.

Corporate Information
We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903, and the telephone number at that address is (415) 507-5000. Our internet address is www.autodesk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.autodesk.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

PRODUCTS

The principal product offerings from Autodesk’s different segments are as follows:

PSEB

Our PSEB segment includes our design product, AutoCAD. Our AutoCAD product is a platform product that underpins our design product offerings for all the industries we serve. For example, our AEC and MFG segments offer tailored versions of AutoCAD software for the industries they serve. Our AutoCAD product also provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB's revenue primarily includes revenue from sales of licenses of our design products, AutoCAD and AutoCAD LT, as well as the Autodesk Design Suite and many other design and consumer products. The segment’s principal product offerings included the following during fiscal 2013:

•	AutoCAD

AutoCAD software, which is our largest revenue-generating product, is a customizable and extensible computer-aided design (CAD) application for professional design, drafting, detailing and visualization. AutoCAD software provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction to manufacturing, civil engineering and process plant design.

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

AEC

Our AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Our AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, collaboration and project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordinated information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. The segment’s principal product offerings included the following during fiscal 2013:

•	Autodesk Building Design Suites

Autodesk Building Design Suites ("BDS") give the power of BIM or CAD, with tools for modeling, visualization, and documentation. With a comprehensive set of tools, BDS gives customers the ability to manage all phases of design and construction. Three editions of BDS are available to meet each customer's particular business needs and offers the depth and breadth of the Autodesk portfolio.

•	Autodesk Revit

Purpose-built for BIM, the Autodesk Revit products collect information about a building project and allow this information to be coordinated across all other representations of the project, so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent and complete information from the same underlying building database. The Autodesk Revit products, including AutoCAD Revit Architecture Suite, AutoCAD Revit MEP Suite and AutoCAD Revit Structure Suite, provide an intuitive, sophisticated, model-based design and documentation system for architects; mechanical, electrical and plumbing ("MEP") engineers; structural engineers; design-build teams; and other design and building industry professionals.

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

AutoCAD Map 3D software provides direct access to data needed for infrastructure planning, design and management activities. AutoCAD Map 3D software helps professionals working on transportation, land development, water and power projects to more easily create, manage and analyze design geographic information system and asset data.

MFG

Our MFG segment provides manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together product data from all phases of the product development through production process to develop a single digital model created in Autodesk Inventor software. Our solutions for digital prototyping are scalable, attainable, cost-effective and allow for real-world simulation, enabling a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s principal product offerings included the following during fiscal 2013:

•	Autodesk Product Design Suites

Autodesk Product Design Suites ("PDS") is a comprehensive solution for digital prototyping, delivering 3D design,

visualization and simulation tools to complete the entire engineering process. The digital prototyping capabilities of PDS can help customers design better products, reduce development costs and get to market faster. Three editions of PDS are available to meet each customer's particular business needs and offers the depth and breadth of the Autodesk portfolio.

•	AutoCAD Mechanical

AutoCAD Mechanical software is purpose-built to accelerate the mechanical design process. AutoCAD Mechanical software offers users significant productivity gains and helps save hours of design time by including all the functionality of AutoCAD software, in addition to comprehensive libraries of standards-based parts and tools for automating common design tasks.

•	Autodesk Inventor

Autodesk Inventor allows manufacturers to go beyond 3D design to digital prototyping by giving engineers a comprehensive and flexible set of tools for 3D mechanical design, simulation, analysis, tooling, visualization and documentation. With Autodesk Inventor, engineers can integrate AutoCAD drawings and model-based design data into a single digital model, creating a virtual representation of a final product that enables them to validate the form, fit and function of the product before it is ever built.

•	Autodesk Moldflow

The Autodesk Moldflow family of injection molding simulation software provides tools that help manufacturers optimize the design of plastic parts and injection molds, and study the injection molding process.

M&E

Our M&E segment is comprised of two product groups: Animation and Creative Finishing. Animation products are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Creative Finishing products are primarily sold as turnkey solutions for editing, finishing and visual effects design and color grading. Principal product offerings in our M&E segment’s Animation and Creative Finishing product groups included the following during fiscal 2013:

Animation

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

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. Research and development expenditures were $600.0 million or 26% of fiscal 2013 net revenue, $566.5 million or 26% of fiscal 2012 net revenue and $496.2 million or 25% of fiscal 2011 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

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

We plan to continue to manage significant product development operations internationally over the next several years. We believe that our ability to conduct research and development at various locations throughout the world allows us to optimize product development, lower costs and integrate local market knowledge into our development activities. We continually assess the significant costs and challenges, including intellectual property protection, against the benefits of our international development activities.

In addition, our business and our customers benefit from our relationships with a network of over 3,900 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.

For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 2,400 resellers and distributors worldwide. For fiscal 2013, approximately 83% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Sales through our largest distributor, Tech Data Corporation and its affiliates, accounted for 23%, 17% and 16% of our net revenue for fiscal years 2013, 2012 and 2011, respectively. On October 27, 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 21% and 22% of our net revenue for fiscal years 2012 and 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2011. We believe our business is not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor or reseller accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2013 net revenue in the EMEA, Americas and APAC was $868.5 million (38%), $836.2 million (36%) and $607.5 million (26%), respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

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

Upgrade pricing offers customers who are not on our maintenance program an opportunity to purchase upgrades to the most current version of the same product for an incremental fee at current available prices but only to the extent that they are still on an Autodesk-supported version of our product. An upgrade also includes a crossgrade where a customer pays an incremental fee at currently available prices toward the purchase of a different product, which generally has a higher price. The cost of an upgrade is less than the cost of purchasing a new license. During fiscal 2013, customers could upgrade from software that is three versions prior to the latest version available or newer at a percentage of a full license; the license of the previous version of the product is terminated. Revenue from upgrades are reported on our Consolidated Statements of Operations in “License and other.”

In fiscal 2013, we began offering our cloud and mobile platform, Autodesk 360. Customer adoption and usage of this platform grew throughout fiscal 2013 as customers across a range of industries began to take advantage of the scalable computing power and flexibility provided through these cloud and mobile services.

We are excited about the growth potential of our cloud and mobile services. We expect to introduce more rental and usage-based offerings during fiscal 2014. These offerings will be designed to give our customers even more flexibility in how they use our products and will provide us with new ways to capture new market opportunities. However, we expect adoption and consumption of our cloud and rental offerings to increase gradually over time. As such, we are not anticipating any significant changes to our core business model in fiscal 2014.

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

EDUCATIONAL PROGRAMS

We offer free access to Autodesk software for students and educators around the world. We also offer education programs and specially priced software licensing options tailored for educational institutions, students, and faculty to train the next generation of users. In addition, we offer classroom support, including standardized curricula developed by educators, instructor development, and a rich assortment of online learning resources. Users are trained on our products at educational institutions, reducing the cost of training for our customers.

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products. Over 3,900 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

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

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors in the PSEB, AEC and MFG segments include Adobe Systems Incorporated, ANSYS, Inc., AVEVA Group plc, Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, Parametric Technology Corporation, Siemens Product Lifecycle Software, Inc., and Trimble Navigation Limited.

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

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry is presently undergoing a platform shift from the personal computer to cloud and mobile computing. This shift lowers barriers to entry and poses a disruptive challenge to established software companies. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

We believe that our future results depend largely upon our abilities to better serve customers by offering new products, including cloud and mobile computing products, whether by internal development or acquisition, and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

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

PRODUCTION AND SUPPLIERS

The production of our PSEB, AEC, MFG and certain M&E software products involves duplication of the software media and, for certain products, the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products such as DVDs and USB flash drives are available from multiple sources. We offer our maintenance customers an electronic software download option for selected product updates. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. For certain products, user manuals are made available by request only as we work toward reducing our cost of shipping and production as well as the use of natural resources. User manuals and packaging materials are produced to our specifications by outside sources. Production is either performed in leased facilities operated by us or by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2013, we employed approximately 7,300 people. None of our employees in the United States are represented by a labor union; however, in certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, that could negatively impact our business in the future.

ACQUISTIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses or certain technology related assets focused in specific markets or industries. For the three years ended January 31, 2013, 2012 and 2011, we acquired a number of companies and certain technology related assets, some of which were accounted for as business combinations. The following were key acquisitions for fiscal years 2013, 2012 and 2011:

Date of closing	Company	Details
December 2012	PI-VR GmbH ("PI-VR")
The PI-VR acquisition brings sophisticated visualization solutions that will strengthen and enhance our expertise in and offerings for automotive visualization.  PI-VR has been integrated into, and the related goodwill was assigned to, the MFG segment.

October 2012	Qontext ("Qontext")
The Qontext acquisition provides us with an enterprise business and social collaboration platform which extends our reach into design networks via contextual workflows.  This also expands our expertise in cloud and social networking by supplementing existing knowledge in cloud, web, and mobile development. Qontext has been integrated into, and the related goodwill was assigned to, the PSEB segment.

August 2012	Socialcam ("Socialcam")
The Socialcam acquisition strengthens our ability to make our product line more social, and deliver more mobile/web oriented products. In addition, the acquisition integrated with Autodesk 360 to further provide collaboration features to our professional customers. Socialcam has been integrated into, and the related goodwill was assigned to, the PSEB segment.

June 2012	Vela Systems, Inc. ("Vela")
The Vela acquisition provides a platform to deliver project information to the point of construction. Vela, integrated with Navisworks, augments the model-based data created in Revit, establishing a bi-direction and visual link between model elements and relevant information - streamlining the information management process from design through construction to hand-over and into operations. In addition, this acquisition delivers model-based construction via mobile and cloud. Vela has been integrated into, and the related goodwill was assigned to, the AEC segment.

December 2011	T-Splines, Inc. ("T-Splines")
The T-Splines acquisition strengthens our Digital Prototyping portfolio with more flexible free-form modeling and will help achieve closer integration between industrial design and engineering workflows. T-Splines has been integrated into, and the related goodwill was assigned to, the MFG segment.

October 2011	Micro Application Packages Limited ("MAP")
The MAP acquisition expands our portfolio for MEP contractors and fabricators by providing tools for the manufacturing, fabrication and installation of MEP systems. MAP has been integrated into, and the related goodwill was assigned to, the AEC segment.

August 2011	Turbo Squid, Inc. (“Turbo Squid”)	The acquisition of certain technology assets from Turbo Squid strengthens our online marketplace platform for our design application users.
August 2011	Instructables, Inc. ("Instructables")
The Instructables acquisition assists makers of all types by linking Instructables' vibrant online community to our software tools and services, such as SketchBook, 123D and Homestyler that allow anyone to explore design ideas and bring them to life. Instructables has been integrated into, and the related goodwill was assigned to, the PSEB segment.

March 2011	Blue Ridge Numerics, Inc. ("Blue Ridge")
The Blue Ridge acquisition broadens our solution for Digital Prototyping to provide customers with a spectrum of computational fluid dynamics (CFD) capabilities that help automate fluid flow and thermal simulation decision-making for designs, while eliminating costly physical prototyping cycles. Blue Ridge has been integrated into, and the related goodwill was assigned to, the MFG segment.

March 2011	Scaleform Corporation ("Scaleform")
The Scaleform acquisition furthers Autodesk's ability to provide customers with more complete workflows to more rapidly develop immersive 3D and casual game experiences. Scaleform has been integrated into, and the related goodwill was assigned to, the M&E segment.

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our backlog is comprised of current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period.

Backlog was $20.0 million at January 31, 2013 compared to $27.1 million at January 31, 2012. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors not related to future trends or events such as the order fulfillment process, the method of software delivery or the linearity of our business within the fiscal period.

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

Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture, AutoCAD Map and AutoCAD Mechanical), Civil 3D, Maya, Plant 3D, and Revit products (standalone).

New and Adjacent—Autodesk new and adjacent products include Autodesk's new product offerings as well as products that are not included in flagship or suites. New and adjacent includes the following services and products: Autodesk Alias Design products, Autodesk Consulting, Autodesk Buzzsaw, Autodesk Constructware, Autodesk consumer products, Autodesk Creative Finishing products, Autodesk Moldflow products, Autodesk Navisworks, Autodesk Simulation, Autodesk Vault products, Autodesk 360 and all other products.

Suites—Autodesk design suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Our new design and creation suites include: Autodesk Design Suite, Autodesk Building Design Suite, Autodesk Educational/academic Suites, Autodesk Entertainment Creation Suite, Autodesk Factory Design Suite, Autodesk Infrastructure Design Suite, Autodesk Plant Design Suite, and Autodesk Product Design Suite. Our previously established suites include: Autodesk Inventor family suites, Autodesk Revit family suites, and education solutions suites.

Upgrade—Upgrades allow customers to pay an incremental fee at currently available prices toward the purchase of the latest version of the same product. Upgrades are available only for licenses of software that are up to three versions prior to the latest version available; an upgrade terminates the license to the previous version of the product. A similar exchange and termination of a previous version of a product that is four versions prior to the latest version available is recorded as commercial new revenue. Upgrades also includes crossgrades where a customer pays an incremental fee at currently available prices toward the purchase of a different product. The license to the previous product is terminated.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, relatively high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues (such as the “fiscal cliff” and “sequestration” in the United States), and volatility in many financial instrument markets. There are a number of mixed indicators and it is not yet clear whether a sustainable recovery is occurring or a renewed slow-down is taking place.

Over the past several years, many of our customers have experienced tighter credit, negative financial news and weaker financial performance of their businesses and have reduced their workforces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us. In addition, a number of our customers rely, directly and indirectly, on government spending. Current debt balances of many countries without proportionate increases in revenues have caused many countries to reduce spending and in some cases have forced those countries to restructure their debt in an effort to avoid defaulting under those obligations. This has not only impacted those countries but others that are holders of such debt and those assisting in such restructuring.

These actions may impact, and over the past several years have negatively impacted, our business, financial results and financial condition. In addition, these factors are causing, and over the past several years have caused, us to restructure our business and in turn we have and will incur restructuring charges. Moreover, our financial performance may be negatively impacted by:

•	lack of credit available to and the insolvency of key channel partners, which may impair our distribution channels and cash flows;

•	counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves and third-party fulfillment of hedging transactions;

•	counterparty failures negatively affecting our insured risks;

•	inability of banks to honor our existing line of credit, which could increase our borrowing expenses or eliminate our ability to obtain short-term financing; and

•	decreased borrowing and spending by our end users on small and large projects in the industries we serve, thereby reducing demand for our products.

Even if economic conditions in the U.S. and foreign markets improve generally, a slower economic recovery in industries important to our business, such as the architecture, engineering and construction, manufacturing and digital media and entertainment industries, may adversely affect our business, financial results and financial condition. If a macro-economic recovery does not occur as rapidly as anticipated, our ability to meet our long-term financial targets may also be adversely affected.

The actions that we are taking to reorganize our business in alignment with our current operating strategy and in response to our related business slowdown may be costly and may not be as effective as anticipated.

During the first quarter of fiscal year 2013, we undertook a number of important organizational changes to drive the success of our business. The reorganization included changes to the structure and alignment of our product development and marketing teams and re-organization of our sales teams. While these changes were intended to better serve our customers and drive future growth, we encountered challenges in the execution of these efforts which impacted our financial results in the short term. In order to achieve these organizational changes and to further our strategy, including our continuing shift to cloud and mobile computing, in the third quarter of fiscal year 2013, we commenced a company-wide restructuring plan. If we are unable to realize the outcomes from the restructuring efforts as planned, we may need to undertake additional restructuring efforts, and our business and operating results may be harmed. In taking any future restructuring actions, we may incur additional costs that negatively impact our operating margins. Additionally, a prolonged and slow economic recovery or a renewed recession in U.S. or foreign markets could also lead to additional restructuring actions and associated costs.

We have taken actions to reduce our cost structure to more closely align our costs with our revenue levels. In taking these actions, we have attempted to balance the cost of such initiatives against their longer term benefits. As a result of these actions, we have incurred and will incur additional costs in the short term that have the effect of reducing our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from an economic recovery. We cannot assure that our cost cutting efforts will achieve appropriate levels of expenses, and we may take additional actions in the future.

In addition, we are taking actions to stimulate demand for our products through a number of programs. Although we are attempting to balance the cost of these programs against their longer term benefits, it is possible that we will make such investments without a corresponding increase in demand for our products. This would further reduce our operating margins and have a negative impact on our financial results.

Existing and increased competition and rapidly evolving technological changes may reduce our revenue and profits.

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry is presently undergoing a platform shift from the personal computer to cloud and mobile computing. This shift lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications, or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which would likely harm our business.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions in particular geographies, including Europe and emerging economies,

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects,

•	lower growth or contraction of our upgrade or maintenance programs,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	the effectiveness of our internal business reorganization,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites,

•	failure to maintain our revenue growth and profitability,

•	the financial and business condition of our reseller and distribution channels,

•	weak or negative growth in the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

15

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies,

•	perceived or actual technical or other problems with a product or combination of products,

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	pricing pressure or changes in product pricing or product mix,

•	platform and business model changes,

•	increases in cloud services-related expenses,

•	timing of additional investments in the development of our platform or deployment of our services,

•	timing of product releases and retirements,

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

•
changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”),

•	changes in sales compensation practices,

•	dependence on and the timing of large transactions,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements,

•	catastrophic events or natural disasters, such as the earthquakes and tsunami in Japan in March 2011 and Superstorm Sandy in October 2012,

•	regulatory compliance costs,

•	security breaches and potential financial penalties to customers and government entities,

•	costs associated with acquisitions of companies and technologies,

•	potential goodwill impairment charges related to prior acquisitions, and

•	adjustments arising from ongoing or future state and local sales tax examinations.

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

If we do not maintain good relationships with the members of our distribution channel, or achieve anticipated levels of sell-through, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, is negatively impacted by the 2011 consolidation between two important distributors, or is not provided the right mix of incentives to sell our products, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For the fiscal year ended January 31, 2013, approximately 83% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 23%, 17% and 16% of our total net revenue for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

On October 27, 2011, Tech Data purchased certain assets of Mensch und Maschine Software (“MuM”) in Europe. MuM had been a European distributor of our products in that region. The acquisition concentrates additional sales through Tech Data. On a consolidated basis, combined sales of the two entities would have accounted for 21% and 22% of our net revenue for fiscal 2012 and 2011, respectively, if the acquisition had taken place at the beginning of fiscal 2011. Although we believe that we are not substantially dependent on Tech Data, including following the acquisition of certain assets of MuM, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

A significant portion of our revenue is generated through maintenance revenue; decreases in maintenance attach or renewal rates or a decrease in the number of new licenses we sell would negatively impact our future revenue and financial results.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 71% and 72% of our net revenue in fiscal 2013 and fiscal 2012, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

In addition, such acquisitions and investments involve other risks such as:

•	the inability to retain customers, vendors, distributors, business partners, and other entities associated with the acquired business;

•	the potential impact on relationships with existing customers, vendors and distributors as business partners as a result of acquiring another business;

•	the potential that due diligence of the acquired business or product does not identify significant problems;

•	the potential any one or multiple of the investments become impaired in a given reporting period;

•	the potential for incompatible business cultures;

•	significant transaction or integration-related costs;

•	potential additional exposure to fluctuations in currency exchange rates; and

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, or other third parties.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, earnings or key performance metrics;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	changes in estimates of future results or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors' results of operations;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	general socio-economic, political or market conditions;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

We use derivative instruments to manage a portion of our cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for one to twelve months in the future, and provide us with some protection against currency exposures. However, our attempts to hedge against these risks may not be completely successful, resulting in an adverse impact on our financial results.

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

Our strategy to develop and introduce new products and services, including our increased emphasis on cloud and mobile computing strategies, exposes us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. In response, we are focused on providing cloud-based services and delivery of our solutions on mobile devices and new hardware platforms to enable our customers to be more agile and collaborative on their projects. We are also developing consumer products for digital art, personal design and creativity, and home design. We devote significant resources to the development of new technologies, such as our cloud-based and mobile services, design and entertainment products, digital prototyping and collaboration products and consumer products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites. We are making such investments through our internal reorganization efforts and further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs. Market acceptance of these new technologies, business models or methods will be dependent on our ability to (1) include functionality and usability in such releases that address certain customer requirements with which our operating history is not extensive, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. Customer adoption of our cloud, mobile, and social computing services may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In addition, our cloud, mobile, and social computing offerings price and deliver our products and services in a way that differs from our historical pricing and delivery methods.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites and cloud-based services. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our suites and cloud-based offerings. Should sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products decrease without a corresponding increase in suites product or cloud-based services revenue or without purchases of customer seats to our suites, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers may change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Further, given the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products and the rapid evolution of cloud computing, mobile devices, new computing platforms and other technologies, such as consumer products, our executive management team must act quickly, continuously and with vision. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve or fail to internalize and execute on that strategy, we may fail to meet our customers' expectations, fail to compete with our competitors' products and technology and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

From time to time we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, and expanding our portfolio of suites and our offering of software as a service, and realigning our internal resources in an effort to improve efficiency. Specifically, last year we undertook organizational changes in order to address major business initiatives, including our desire to accelerate our move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. These reorganizational efforts included changes to the structure and alignment of our product development and marketing teams and re-organization of our sales teams by industry. We may take such actions without clear indications that they will prove successful, and at times, we have been met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers' needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products including suites, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which includes our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the fiscal year ended January 31, 2013, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 33% of our total net revenue.

A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.

We make significant efforts to maintain the security and integrity of our product source code and computer systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, backdoor trojans and distributed denial of service (DDoS) attacks. Any of the foregoing could attack our products and computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk. Like all software products, our software is vulnerable to such cyber attacks. In the past, hackers have targeted our software, and they may do so in the future. The impact of cyber attacks could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.

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

Unauthorized access to this data may be obtained through break-ins, breaches of our secure networks by unauthorized parties, employee theft or misuse, or other misconduct. We rely on a number of third party suppliers in the operation of our business for the provision of various services and materials that we use in the operation of our business and production of our products. Although we seek to diversify our third party suppliers, we may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

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

Our investment portfolio is composed of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility and other economic factors. If general economic conditions further decline, this could cause the credit ratings of our investments to deteriorate, illiquidity in the financial marketplace, and we may continue to experience a decline in interest income, and an inability to sell our investments, leading to impairment in the value of our investments.

It is our policy to invest our cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and to limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments

(including our cash, cash equivalents and marketable securities) and our ability to sell them. In the U.S., for example, the yields on our portfolio securities are very low due to general economic conditions. Any one of these factors could reduce our investment income, or result in material charges, which in turn could impact our overall net income and earnings per share.

From time to time we make direct investments in privately held companies. The privately held companies in which we invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

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

We are involved in legal proceedings and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity and regulatory inquiries. Like many other high technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices, and the business practices of others in our industry, have increased in recent years. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results could be negatively impacted.

Although we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Although we have determined that our internal control over financial reporting was effective as of January 31, 2013, as indicated in our Management Report on Internal Control over Financial Reporting, included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Several other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals' personal information. Additionally, some federal, state, or foreign governmental bodies have established laws which seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997.

Given the variety of global privacy and data protection regimes, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the European Union. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications, and require implementation of additional technological safeguards.

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

We issued $750.0 million aggregate principal amount of senior unsecured notes in a debt offering in December 2013 and have an existing $400.0 million revolving credit facility, and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

In December 2012, we issued 1.95% notes due December 15, 2017 in an aggregate principal amount of $400.0 million and 3.6% notes due December 15, 2022 in an aggregate principal amount of $350.0 million. As the December 2017 and December 2022 debt matures, we will have to expend significant resources to either repay or refinance these notes. If we decide to refinance the notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

We also have a $400.0 million revolving credit facility. As of January 31, 2013 we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
requiring the dedication of a greater than expected portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

We are required to comply with the covenants set forth in our senior unsecured notes and revolving credit facility. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease 1,834,000 square feet of office space in 112 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 25,000 square feet of office space in two locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 265,000 square feet under leases that have expiration dates ranging from December 2016 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition. Our facilities, excluding those in restructuring, are operating at capacities averaging 82% occupancy worldwide as of January 31, 2013. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

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

	High	Low
Fiscal 2013
First Quarter	$42.69	$35.55
Second Quarter	41.28	28.52
Third Quarter	36.21	27.70
Fourth Quarter	40.00	30.22
Fiscal 2012
First Quarter	$45.55	$38.47
Second Quarter	45.99	34.34
Third Quarter	35.83	23.41
Fourth Quarter	36.60	29.80

Dividends

We did not declare any cash or stock dividends in either fiscal 2013 or fiscal 2012. We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

Stockholders

As of January 31, 2013, the number of common stockholders of record was 510. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

The purpose of our stock repurchase program is to offset dilution from the issuance of stock under our employee stock plans, reduce shares over time as facts and circumstances warrant and for such other purposes as may be in our interests and the interests of our stockholders, which has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuances, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. In December 2010, the Board of Directors approved a plan which authorized the repurchase of an additional 20.0 million shares; at January 31, 2013, 17.8 million shares have been repurchased under the plan. In June 2012, the Board of Directors approved an additional plan, which authorized the repurchase of an additional 30.0 million shares; as of January 31, 2013, no shares have been repurchased under this plan. Neither of these plans have a fixed expiration date. During the three and twelve months ended January 31, 2013, we repurchased 2.6 million and 12.5 million shares of our common stock, respectively. At January 31, 2013, 32.2 million shares remained available for repurchase under the existing repurchase authorizations. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of our common stock under the stock repurchase programs in open-market transactions during the quarter ended January 31, 2013:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	—	$—	—	34,801.1
December 1 - December 31	2,426.5	35.44	2,426.5	32,374.6
January 1 - January 31	130.2	36.43	130.2	32,244.4
Total	2,556.7	$35.50	2,556.7
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase programs approved by the Board of Directors.

(2)
These amounts correspond to the plans approved by the Board of Directors in June 2012 and December 2010 that authorize the repurchase of 30.0 million and 20.0 million shares, respectively. The plans do not have fixed expiration dates.

Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended January 31, 2013.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Software Index.

Comparison of Five Year Cumulative Total Stockholder Return(1)

$140
$120
$100
$80
$60
$40
$20
1/08
1/09
1/10
1/11
1/12
1/13
Autodesk, Inc.
S&P 500
Dow Jones US Software

____________________

(1)
Assumes $100 invested on January 31, 2008, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the years ended January 31, 2013, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The financial data for the years ended January 31, 2010 and 2009 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$2,312.2	$2,215.6	$1,951.8	$1,713.7	$2,315.2
Income from operations	305.9	355.6	271.4	65.6	244.5
Provision for income taxes	(62.6)	(77.6)	(60.0)	(26.7)	(68.9)
Net income(1)	247.4	285.3	212.0	58.0	183.6
Cash flow from operations	559.1	573.5	540.8	246.8	593.9
Common Stock Data:
Basic net income per share	$1.09	$1.25	$0.93	$0.25	$0.81
Diluted net income per share	1.07	1.22	0.90	0.25	0.80
Dividends paid per share	—	—	—	—	—
Income from operations includes the following items(2):
Stock-based compensation expense	$156.3	$108.8	$80.7	$93.6	$89.5
Amortization of purchased intangibles	81.8	70.3	55.9	58.4	46.6
Restructuring charges (benefits), net	43.9	(1.3)	10.8	48.2	40.2
Impairment	—	—	—	21.0	128.9
In-process research and development	—	—	—	—	26.9
Provision for income taxes includes the following item:
Establishment of valuation allowance on deferred tax assets	$—	$—	$—	$21.0	$—
At Year End:
Total assets	$4,308.4	$3,227.8	$2,787.6	$2,447.2	$2,420.7
Long-term liabilities	1,221.5	390.8	308.5	269.7	309.9
Stockholders’ equity	2,043.2	1,882.9	1,609.3	1,473.5	1,310.7
 ____________________

(1)	Net income includes the items identified below in “Income from operations” net of tax.

(2)	These items are recorded on a pre-tax basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” below; anticipated future net revenue; future operating margin and other future financial results (by product type and geography) and operating expenses; the effect of unemployment and availability of credit; the effects of the U.S. credit downgrade and weak global economic conditions; our backlog; expected trends in certain financial metrics; expected market trends, including the growth of cloud, mobile and social computing; the impact of acquisitions and investment activities; the effect of fluctuations in exchange rates and our hedging activities on our financial results; our abilities to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; our ability to successfully increase sales of product suites as part of our overall sales strategy; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results; and the impact of our restructuring activities. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

Our goal is to provide our customers with the world’s most innovative, and engaging design software and services. Our product and services portfolio allows our customers to digitally visualize, simulate, and analyze their projects, helping them to better understand the consequences of their design decisions; save time, money, and resources; and become more innovative.

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

We continually strive to increase the business value of our design tools to our customers in a number of ways. First, we seek to address an increasing portion of our customers' workflow with products that extend the value of our customers' digital design information into visualization, analysis and simulation. Second, we seek to improve our product interoperability and usability, thus improving our customers' productivity and effectiveness. Third, we continue to develop new ways to deliver capability and value to our customers, such as product suites, cloud and social-based services, and delivery of our solutions on mobile devices and new hardware platforms. Fourth, we extend our customers' workflow with products for adjacent users and for the “customers of our customers,” thus increasing the value of the design information our customers produce. Finally, we continue to develop new lines of consumer products and services that are delivered and experienced through the Web, tablets, and other mobile devices providing our advanced visualization technologies to consumers—a whole new category of Autodesk customer.

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this shift, our major business initiatives include our desire to accelerate the business' move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing.

During the first quarter of fiscal year 2013, we undertook a number of important organizational changes to drive the success of our business. The reorganization included changes to the structure and alignment of our product development and marketing teams and re-organization of our sales teams. While these changes were intended to better serve our customers and drive future growth, we have encountered challenges in the execution of these efforts which have impacted our financial results in the short term. In order to achieve these organizational changes and to further our strategy, including our continuing shift to cloud and mobile computing, in the third quarter of fiscal year 2013, we commenced a company-wide restructuring plan. The plan included a reduction of approximately 500 positions and the consolidation of eight leased facilities with a total cost of up to $52.0 million ("Fiscal 2013 Plan"), of which $43.9 million was incurred during fiscal 2013. The termination benefits and facility related liabilities have been substantially paid as of fiscal year ended January 31, 2013. Autodesk expects to pay the remainder of the termination benefits and facility related liabilities through the fourth quarter of fiscal 2019. For further discussion see Note 15, “ Restructuring Reserves,” in the Notes to the Consolidated Financial Statements.

Our growth strategy is predicated upon leading the transition in the industries we serve into the cloud in three ways:

•
Grow. We believe sufficient opportunity remains in our PC-based software business, and we intend to continue to grow this business. In particular, we are offering product suites with improved interoperability and usability to enhance our customers' productivity. We are continuing to drive maintenance and new licensing models to better match the business needs of our customers. We will continue to emphasize developing direct relationships with large, global customers and pursuing opportunities in emerging economies.

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

We believe that expanding our customers' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For fiscal 2013, revenue from suites increased 16%, as compared to the prior fiscal year. As a percentage of revenue, suites increased to 30% in fiscal 2013 as compared to 27% in fiscal 2012.

Expanding our geographic coverage is another key element of our growth strategy. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. Although revenue from emerging countries decreased 4% during fiscal 2013 as compared to fiscal 2012, we believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 14% and 16% of fiscal 2013 and fiscal 2012 net revenue, respectively. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent and software piracy.

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

For multiple element arrangements containing only software and software-related elements, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If we do not have VSOE of an undelivered software license, we defer revenue recognition on the entire sales arrangement until all elements for which we do not have VSOE are delivered. If we do not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual service period in the arrangement. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

For multiple elements arrangements involving non-software elements, including cloud subscription services, our revenue recognition policy is based upon the accounting guidance contained in ASC 605, Revenue Recognition. For these arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group using the residual method as described above. We exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period.

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

Marketable Securities.    At January 31, 2013 we had $753.2 million of short and long-term marketable securities. Marketable securities are stated at fair value. As described in Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements, we estimate the fair value of our marketable securities each quarter. Fair value is defined as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash and cash equivalents and the majority of our marketable securities, which we consider to be Level 1 assets and Level 2 assets. However, determining the fair value of marketable securities when observable inputs are not available (Level 3) requires significant judgment. For example we use a discounted cash flow model to estimate the fair value of our auction rate securities; because we have determined that the market for those securities is inactive. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

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

Goodwill.    We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment. When assessing goodwill for impairment, we assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered in this assessment include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

For our annual impairment assessment in fiscal 2013, based on a review of the qualitative factors described above, we determined that for each of our Platform Solutions and Emerging Business, Manufacturing ("MFG") and Architecture, Engineering and Construction ("AEC") reporting units, it was more likely than not that the fair vale of the reporting units exceeded the carrying amount. As a result, we concluded that performing the two-step impairment test was not necessary for these reporting units.

For the Media and Entertainment (“M&E”) reporting unit, Autodesk deemed the two-step impairment test was necessary and used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing,

Autodesk determined that there was no impairment of goodwill for the M&E reporting unit during the year ended January 31, 2013.

Realizability of Long-Lived Assets.    We assess the realizability of our long-lived assets and related intangible assets, other than goodwill, annually during the fourth fiscal quarter, or sooner should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. When such events or changes in circumstances occur, we assess recoverability of these assets.

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

Income Taxes.    We currently have $165.0 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against U.S. and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors, including intercompany transfer pricing adjustments. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

Stock-Based Compensation.    We measure stock-based compensation cost at the grant date fair value of the award, and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of certain stock-based payment awards (including grants of stock options and employee stock purchases related to the employee stock purchase plan) using the Black-Scholes-Merton option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The variables used in the model are reviewed on a quarterly basis and adjusted, as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our commons stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statements of Operations.

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

Overview of Fiscal 2013

	Fiscal Year Ended	As a % of Net Revenue	Fiscal Year Ended	As a % of Net Revenue
	January 31, 2013		January 31, 2012
	(in millions)
Net Revenue	$2,312.2	100%	$2,215.6	100%
Cost of revenue	238.5	10%	229.1	10%
Gross Profit	2,073.7	90%	1,986.5	90%
Operating expenses	1,767.8	76%	1,630.9	74%
Income from Operations	$305.9	13%	$355.6	16%

We experienced mixed results in fiscal 2013. During fiscal 2013, as compared to fiscal 2012, net revenue increased 4% and gross profit increased 4%, while income from operations decreased 14%. Contributing to the year over year increases in revenue during fiscal 2013 were increases in revenue from maintenance and new seat license revenue. We experienced increases in revenue for many of our major products, reportable segments and geographic areas during fiscal 2013 as compared to the same period in the prior fiscal year. The reasons for these increases are discussed below under the heading "Results from Operations."

Revenue from flagship products was 56% of total net revenue during fiscal 2013, an increase of 1% as compared to fiscal 2012. Revenue from suites was 30% of total net revenue for fiscal 2013, an increase of 16% as compared to fiscal 2012. Revenue from new and adjacent products was 15% of total net revenue during the fiscal 2013, a decreased of 3% as compared to fiscal 2012. We anticipate that, as our new and existing customers migrate from our stand-alone products, our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.

While net revenue increased $96.6 million or 4% for fiscal 2013, as compared to fiscal 2012, our operating expenses increased $136.9 million or 8% for fiscal 2013. The increase in operating expenses was primarily due to higher employee related costs and restructuring charges incurred in fiscal 2013 as a result of the Fiscal 2013 Plan. Similarly, income from operations decreased 14% in fiscal 2013, as compared to fiscal 2012, and our total operating margin decreased from 16% for fiscal 2012 to 13% for fiscal 2013 primarily due to higher employee related costs and restructuring charges during fiscal 2013.

We believe net revenue for fiscal 2014 will increase by approximately 6% compared to fiscal 2013. We anticipate fiscal 2014 operating margin will increase by approximately 455 to 480 basis points compared to fiscal 2013.

We generate a significant amount of our revenue in the U.S., Japan, Germany, Canada, and the United Kingdom. Our revenue was negatively impacted from foreign exchange rate changes during fiscal 2013, as compared to fiscal 2012. Had applicable exchange rates from fiscal 2012 been in effect during fiscal 2013 and had we excluded foreign exchange hedge gains and losses from fiscal 2013, (“on a constant currency basis”), net revenue would have increased 5% compared to the prior fiscal year. During fiscal 2013, total spend, defined as cost of revenue plus operating expenses, increased 8% both as reported and on a constant currency basis compared to the prior fiscal year. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 23% and 17% of our consolidated net revenue during fiscal year 2013 and 2012, respectively. On October 27, 2011, Tech Data purchased certain assets of Mensch und Maschine Software (“MuM”), which has been a distributor of our products in Europe. The acquisition concentrates additional sales through Tech Data, which on a consolidated basis would have accounted for 21% of our net revenue for fiscal years 2012 if the acquisition had taken place at the beginning of fiscal 2012.We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Our primary goals for fiscal 2014 are to grow revenue from our current levels consistent with seasonal trends, manage our operating margin, and to invest in product functionality and new product lines, including suites offerings, while controlling our operating expenses. In addition, we will continue to look closely at our cost structure to find ways to improve our operating margin while allowing continued investment in growth and productivity initiatives. There can be no assurance that we will achieve our financial goals and improve our financial results. Additionally, we believe that unemployment rates and the availability of credit to major industries we serve are important indicators for our business. If we are unable to successfully achieve our major business initiatives or if global economic conditions deteriorate, we may not achieve our financial goals.

At January 31, 2013, we had $2,365.4 million in cash and marketable securities. This amount includes the aggregate net proceeds of $739.3 million, after deducting the underwriting discounts and related offering expenses, from our December 2012 registered underwritten public offering of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022.

We completed fiscal 2013 with a higher deferred revenue balance and a higher accounts receivable balance as compared to fiscal 2012. Our deferred revenue balance at January 31, 2013 included $733.5 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically one year but may be two or three year, or occasionally as long as five years. We repurchased 12.5 million shares of our common stock for $431.2 million during fiscal 2013. Comparatively, we repurchased 9.7 million shares of our common stock for $327.4 million during fiscal 2012.

Results of Operations

	Fiscal Year Ended January 31, 2013	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2012	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2011

		$	%		$	%
	(in millions)
Net Revenue:
License and other	$1,390.6	$33.0	2%	$1,357.6	$185.5	16%	$1,172.1
Maintenance	921.6	63.6	7%	858.0	78.3	10%	779.7
	$2,312.2	$96.6	4%	$2,215.6	$263.8	14%	$1,951.8
Net Revenue by Geographic Area:
Americas	$836.2	$37.7	5%	$798.5	$97.0	14%	$701.5
Europe, Middle East and Africa	868.5	6.3	1%	862.2	79.4	10%	782.8
Asia Pacific	607.5	52.6	9%	554.9	87.4	19%	467.5
	$2,312.2	$96.6	4%	$2,215.6	$263.8	14%	$1,951.8
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$849.7	$16.6	2%	$833.1	$116.9	16%	$716.2
Architecture, Engineering and Construction	694.3	67.9	11%	626.4	58.4	10%	568.0
Manufacturing	573.8	33.5	6%	540.3	70.3	15%	470.0
Media and Entertainment	194.4	(21.4)	(10)%	215.8	18.2	9%	197.6
	$2,312.2	$96.6	4%	$2,215.6	$263.8	14%	$1,951.8

Fiscal 2013 Net Revenue Compared to Fiscal 2012 Net Revenue

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes: software license revenue from the sale of new seat licenses, upgrades, product revenue for

Creative Finishing and revenue from on-demand software and services. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

Total license and other revenue increased 2% during fiscal 2013 as compared to fiscal 2012. This increase was primarily due to the 6% increase in revenue from commercial new seat licenses during fiscal 2013 as compared to fiscal 2012. During fiscal 2013, all of the 6% increase was due to the increase in the number of seats sold. Average net revenue per seat was flat in fiscal 2013 as compared to fiscal 2012. Commercial new seat revenue, as a percentage of license and other revenue, was 69% for fiscal 2013 and 67% for fiscal 2012.

Offsetting the increase in commercial new seat license revenue during fiscal 2013, as compared to fiscal 2012, was the 3% decrease in upgrade revenue. Upgrade revenue decreased during fiscal 2013 in comparison to fiscal 2012 primarily due to more successful upgrade promotions run during fiscal 2012 than in fiscal 2013.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $7.1 million during fiscal 2013 from $27.1 million at January 31, 2012 to $20.0 million at January 31, 2013. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 5% of net revenue for all periods presented.

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

Maintenance revenue increased 7% during fiscal 2013, as compared to fiscal 2012, primarily due to a 7% increase in commercial maintenance revenue. The 7% increase in commercial maintenance revenue was due to a 6 percentage point increase in commercial enrollment during the corresponding maintenance contract term and a 1 percentage point increase in average net revenue per maintenance seat. Commercial maintenance revenue represented 98% of maintenance revenue for both fiscal 2013 and 2012.

Changes in maintenance revenue lag changes in net billings for maintenance contracts because we recognize the revenue from those contracts ratably over their contract terms. The term of our maintenance contracts is predominantly one year but may be two or three years or occasionally as long as five years. Net maintenance billings increased 4% during fiscal 2013 as compared to fiscal 2012. Net maintenance billings increased due to early maintenance renewals in advance of a price increase and due to new multi-year maintenance contracts.

Our deferred revenue balance at January 31, 2013 and January 31, 2012 was $834.6 million and $719.2 million, respectively, primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 5% both as reported and on a constant currency basis, during fiscal 2013, as compared to fiscal 2012. This increase was primarily due to an 8% increase in maintenance revenue during fiscal 2013 as compared to fiscal 2012. Revenue from new seats was flat during fiscal 2013 as compared to fiscal 2012. The increase in our revenue in this geography was led by the U.S. and Canada.

Net revenue in the EMEA geography increased by 1%, or 3% on a constant currency basis, during fiscal 2013 as compared to fiscal 2012. The increase was primarily due to a 5% increase in maintenance revenue, partially offset by a 6% decrease in new seat revenue. The increase in our revenue in this geography was led by Ireland, Finland and Germany, partially offset by a decrease in revenue from Sweden and the United Kingdom.

Net revenue in the APAC geography increased by 9%, or 8% on a constant currency basis, during fiscal 2013, as compared to fiscal 2012, primarily due to an 18% increase in new seat revenue and a 12% increase in maintenance revenue. Net revenue expansion in the APAC geography during fiscal 2013 was led by Japan, followed by China and South Korea.

Net revenue in emerging economies decreased by 4%, or 2% on a constant currency basis, during fiscal 2013 as compared to fiscal 2012, primarily due to a decrease in revenue from Brazil, Poland and India, partially offset by an increase in revenue from China. Revenue from emerging economies represented 14% of net revenue for fiscal 2013 and 16% for fiscal 2012.

International net revenue represented 71% and 72% of our net revenue in fiscal 2013 and fiscal 2012, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, the U.S. credit-rating downgrade and weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: PSEB, AEC, MFG and M&E. We have no material inter-segment revenue.

Net revenue for PSEB, which includes our Autodesk Design Suite, increased 2% during fiscal 2013, as compared to fiscal 2012, primarily due to a 4% increase in revenue from our flagship AutoCAD and AutoCAD LT products.

Net revenue for AEC increased 11% during fiscal 2013, as compared to fiscal 2012, primarily due to a 26% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite.

Net revenue for MFG increased 6% during fiscal 2013, as compared to fiscal 2012, primarily due to an 8% increase in revenue from our MFG suites, which includes the Autodesk Product Design Suite.

Net revenue for M&E decreased 10% during fiscal 2013, as compared to fiscal 2012, primarily due to an 8% decrease in revenue from our Animation product group, which includes our Autodesk Entertainment Creation Suite, and a 16% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 22% decrease in revenue from our flagship product, 3Ds Max, partially offset by a 26% increase in revenue from our animation suites, which includes our Autodesk Entertainment Creation Suite. The overall decrease in M&E revenue is related to a general decrease in the M&E industry end-market demand, as well as the inclusion of our M&E products in other Autodesk industry suites.

Fiscal 2012 Net Revenue Compared to Fiscal 2011 Net Revenue

License and Other Revenue

License and other revenue is comprised of two components: all forms of product license revenue and other revenue. Product license revenue includes: software license revenue from the sale of new seat licenses, upgrades, product revenue for Creative Finishing and revenue from on-demand software and services. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

Total license and other revenue increased 16% during fiscal 2012 as compared to fiscal 2011 primarily due to a 16% increase in revenue from commercial new seat licenses. During fiscal 2012, 13 percentage points of the 16% increase was due to an increase in the number of seats sold, and 3 percentage points was due to an increase in the average net revenue per seat. Commercial new seat revenue, as a percentage of license and other revenue, was 67% for both fiscal 2012 and 2011.

Also contributing to the increase in license and other revenue during fiscal 2012, as compared to fiscal 2011, was a 14% increase in upgrade revenue. Upgrade revenue increased during fiscal 2012 in comparison to fiscal 2011 primarily due to an ACAD LT upgrade promotion during the first quarter of fiscal 2012, an increase in large enterprise transactions, customers migrating from stand-alone products to suites and a promotion that was run related to the education solutions suites.

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

Revenue from the sales of our services, training and support, included in “License and other revenue,” represented less than 5% of net revenue for all periods presented.

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

Our deferred revenue balance at January 31, 2012 and January 31, 2011 was $719.2 million and $587.9 million, respectively, related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 14% both as reported and on a constant currency basis, during fiscal 2012, as compared to fiscal 2011. This increase was primarily due to a 14% increase in revenue from new seats during fiscal 2012 as compared to fiscal 2011. Maintenance revenue increased 10% during fiscal 2012 as compared to fiscal 2011. The increase in our revenue in this geography was led by the U.S. and Canada.

Net revenue in the EMEA geography increased by 10% both as reported and on a constant currency basis, during fiscal 2012 as compared to fiscal 2011. The increase was primarily due to a 14% increase in new seat revenue and a 6% increase in maintenance revenue. The increase in our revenue in this geography was led by the Russian Federation, Belgium, United Kingdom and Germany.

Net revenue in the APAC geography increased by 19%, or 12% on a constant currency basis, during fiscal 2012, as compared to fiscal 2011, primarily due to a 20% increase in new seat revenue and a 21% increase in maintenance revenue. Net revenue expansion in the APAC geography during fiscal 2012 occurred in virtually all countries, led by Japan, followed by Australia and South Korea.

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

Net Revenue by Operating Segment

We have four reportable segments: PSEB, AEC, MFG and M&E. We have no material inter-segment revenue. Note, we have conformed our explanation of the increases within the individual segments to align with current period presentation.

Net revenue for PSEB, which includes our Autodesk Design Suite, increased 16% during fiscal 2012, as compared to fiscal 2011, primarily due to a 11% increase in revenue from our flagship AutoCAD LT and AutoCAD products.

Net revenue for AEC increased 10% during fiscal 2012, as compared to fiscal 2011, primarily due to a 37% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite.

Net revenue for MFG increased 15% during fiscal 2012, as compared to fiscal 2011, primarily due to a 16% increase in revenue from our MFG suites, which includes the Autodesk Product Design Suite.

Net revenue for M&E increased 9% during fiscal 2012, as compared to fiscal 2011, primarily due to a 15% increase in revenue from our Animation product group, which includes our Autodesk Entertainment Creation Suite, offset by a 3% decrease in revenue from Creative Finishing. The increase in Animation revenue was primarily due to a 13% increase in revenue from our flagship Autodesk Maya products.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Fiscal Year Ended January 31, 2013	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011

		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$198.1	$11.0	6%	$187.1	$24.9	15%	$162.2
Maintenance	40.4	(1.6)	(4)%	42.0	7.6	22%	34.4
	$238.5	$9.4	4%	$229.1	$32.5	17%	$196.6
As a percentage of net revenue	10%			10%			10%

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

Cost of license and other revenue increased 6% during fiscal 2013, as compared to fiscal 2012, primarily due to an increase in cloud services-related expenses. Cost of license and other revenue increased 15% during fiscal 2012, as compared to fiscal 2011, primarily due to increased support costs and lower margin consulting engagements.

Cost of maintenance revenue includes labor costs of providing product support to our maintenance customers, including stock-based compensation expense for these employees, rent and occupancy, shipping and handling costs, and professional services fees. Cost of maintenance revenue decreased 4% during fiscal 2013 as compared to fiscal 2012 primarily due to an increase in electronic fulfillment. Cost of maintenance revenue increased 22% during fiscal 2012 as compared to fiscal 2011 due to an increase in maintenance support headcount and increased annual fulfillment costs related to supplying USB flash drives of our suites products.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and slightly increase as a percentage of net revenue during fiscal 2014, as compared to fiscal 2013, primarily due to an increase in costs associated with meeting our major business initiatives.

Marketing and Sales

	Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011

		$	%		$	%
	(in millions)
Marketing and sales	$875.5	$32.9	4%	$842.6	$66.6	9%	$776.0
As a percentage of net revenue	38%			38%			40%

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

Marketing and sales expenses increased 4% during fiscal 2013, as compared to fiscal 2012, primarily due to higher employee-related costs from salaries and fringe benefits and stock-based compensation primarily associated with increased headcount and merit increases in fiscal 2013. These costs were partially offset by a decrease in professional fees and advertising costs. Marketing and sales expenses increased 9% during fiscal 2012, as compared to fiscal 2011, primarily due to higher employee-related costs related to salaries and fringe benefits primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012.

We expect to balance our need to invest in the marketing and sales of our products with our desire to actively manage our sales and marketing operating expenses. As a result, we expect marketing and sales expense to increase in absolute dollars but remain relatively consistent as a percentage of net revenue in fiscal 2014 as compared to fiscal 2013, primarily due to an increase in costs as we work towards meeting our major business initiatives.

Research and Development

	Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011

		$	%		$	%
	(in millions)
Research and development	$600.0	$33.5	6%	$566.5	$70.3	14%	$496.2
As a percentage of net revenue	26%			26%			25%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services, such as fees paid to software development firms and independent contractors.

Research and development expenses increased 6% during fiscal 2013, as compared to fiscal 2012, primarily due to an increase in stock-based compensation expense associated with the acquisition of Socialcam in the third quarter of fiscal 2013 and an increase in salaries and fringe benefits primarily due to merit increases in fiscal 2013. Research and development expenses increased 14% during fiscal 2012, as compared to fiscal 2011, primarily due to an increase in salaries and fringe benefits primarily associated with increased headcount and the reinstatement of merit increases in fiscal 2012 and an increase in professional service fees in fiscal 2012 as compared to fiscal 2011.

We expect research and development expense to increase in absolute dollars, but remain relatively consistent as a percentage of net revenue during fiscal 2014, as compared to fiscal 2013, as we continue to invest in product development in fiscal 2014.

General and Administrative

	Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2011

		$	%		$	%
	(in millions)
General and administrative	$248.4	$25.3	11%	$223.1	$22.3	11%	$200.8
As a percentage of net revenue	11%			10%			10%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, as well as professional fees for legal and accounting services, expenses related to our operating expense hedge activity, amortization of acquisition related customer relationships and trade names, and expense of travel, entertainment and training.

General and administrative expenses increased 11% from fiscal 2012 to fiscal 2013 primarily due to an increase in amortization of acquisition related customer relationships and trade names and fluctuations in our operating expense hedge activity in fiscal 2013. Also contributing to the increase was an increase in salaries primarily due to merit increases in fiscal 2013 as compared to fiscal 2012. General and administrative expenses increased 11% from fiscal 2011 to fiscal 2012, primarily due to an increase in amortization of acquisition related customer relationships and trade names and the increase in salaries primarily associated with increased head count and the reinstatement of merit increases in fiscal 2012.

We expect general and administrative expense to increase in absolute dollars but remain relatively consistent as a percentage of net revenue during fiscal 2014, as compared to fiscal 2013, primarily due to an increase in costs associated with supporting our major business initiatives.

Restructuring Charges (Benefits), Net

	Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2011

		$	%		$	%
	(in millions)
Restructuring charges (benefits), net	$43.9	$45.2	3,477%	$(1.3)	$(12.1)	(112)%	$10.8
As a percentage of net revenue	2%			—%			1%

During the third quarter of fiscal 2013, Autodesk initiated a restructuring plan that included a reduction in force and the consolidation of certain leased facilities. During fiscal 2013, Autodesk recorded a restructuring charge of $43.9 million. Of this amount, $40.6 million was recorded for one-time termination benefits and other costs and $3.3 million was recorded for facilities-related costs. These termination benefits and facility related liabilities have been substantially paid as of fiscal year ended January 31, 2013. See Note 15, “Restructuring Reserves,” in Notes to Consolidated Financial Statements for further discussion.

Interest and Other Income, Net

The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2013	2012	2011
	(in millions)
Interest and investment income, net (1)	$4.9	$5.4	$8.9
Gain (loss) on foreign currency	1.2	(1.1)	(14.0)
(Loss) gain on strategic investments (1)	(4.0)	0.3	2.0
Other income	2.0	2.7	3.7
Interest and other income, net	$4.1	$7.3	$0.6
____________________

(1)	For comparability, the presentation of the balances at January 31, 2012 and January 31, 2011 was adjusted to align to current year presentation.

Interest and other income, net, decreased $3.2 million during fiscal 2013, as compared to fiscal 2012, primarily due to a reduction in our net interest and investment income and losses incurred due to impairment of certain strategic investments. A loss on strategic investments occurs when a net reduction in valuation occurs or an impairment is recorded. Impairment results from the determination that the value of the investment is no longer recoverable.

The decrease in interest and investment income, net, during fiscal 2013 as compared to fiscal 2012 is primarily due to interest expense resulting from the issuance of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, and a decrease in the fair value of our trading securities that are marked-to-market each period. Interest and investment income fluctuates based on average cash, marketable securities and debt balances, average maturities and interest rates.

Interest and other income, net, increased $6.7 million during fiscal 2012, as compared to fiscal 2011, primarily due to a reduction in foreign currency losses. These losses are due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of gain (loss) on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 20% and 21% during fiscal 2013 and fiscal 2012, respectively. Our effective tax rate decreased one percentage point from fiscal 2012 to fiscal 2013 due to lower state tax expense and various other items, offset in part by increased non-deductible stock-based compensation expense.

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

At January 31, 2013, we had net deferred tax assets of $165.0 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 35%, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2013, 2012 and 2011, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	January 31, 2013	January 31, 2012	January 31, 2011
		(Unaudited)
Gross profit	$2,073.7	$1,986.5	$1,755.2
Non-GAAP gross profit	$2,118.6	$2,028.4	$1,790.0
Gross margin	90%	90%	90%
Non-GAAP gross margin	92%	92%	92%
Income from operations	$305.9	$355.6	$271.4
Non-GAAP income from operations	$587.9	$533.4	$418.8
Operating margin	13%	16%	14%
Non-GAAP operating margin	25%	24%	21%
Net income	$247.4	$285.3	$212.0
Non-GAAP net income (1)	$450.0	$405.4	$310.4
Diluted earnings per share	$1.07	$1.22	$0.90
Non-GAAP diluted earnings per share (1)	$1.94	$1.74	$1.32

_______________

(1)
Effective in the second quarter of fiscal 2013, Autodesk began excluding gains and losses on strategic investments for purposes of its non-GAAP financial measures. Prior period non-GAAP interest and other income (expense), net, net income and earnings per share amounts have been revised to conform to the current period presentation.

For our internal budgeting and resource allocation process, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential. In addition, these non-GAAP financial measures facilitate comparisons to our historical results and operating guidance as well as that of competitors. We also use these measures for purposes of determining company-wide incentive compensation.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Fiscal Year Ended January 31,
	2013	2012	2011
	(Unaudited)
Gross profit	$2,073.7	$1,986.5	$1,755.2
Stock-based compensation expense	5.2	3.9	2.9
Amortization of purchased intangibles(1)	39.7	38.0	31.9
Non-GAAP gross profit	$2,118.6	$2,028.4	$1,790.0
Gross margin	90%	90%	90%
Stock-based compensation expense	—%	—%	—%
Amortization of purchased intangibles	2%	2%	2%
Non-GAAP gross margin	92%	92%	92%
Income from operations	$305.9	$355.6	$271.4
Stock-based compensation expense	156.3	108.8	80.7
Amortization of purchased intangibles(1)	81.8	70.3	55.9
Restructuring charges (benefits), net	43.9	(1.3)	10.8
Non-GAAP income from operations	$587.9	$533.4	$418.8
Operating margin	13%	16%	14%
Stock-based compensation expense	7%	5%	4%
Amortization of purchased intangibles(1)	3%	3%	3%
Restructuring charges (benefits), net	2%	—%	—%
Non-GAAP operating margin	25%	24%	21%
Net income	$247.4	$285.3	$212.0
Stock-based compensation expense	156.3	108.8	80.7
Amortization of purchased intangibles(1)	81.8	70.3	55.9
Restructuring charges (benefits), net	43.9	(1.3)	10.8
Loss (gain) on strategic investments(2)	4.0	(0.3)	(2.0)
Discrete tax provision items	(26.7)	(6.8)	(6.0)
Income tax effect of non-GAAP adjustments	(56.7)	(50.9)	(43.0)
Non-GAAP net income	$450.0	$405.1	$308.4
Diluted net income per share	$1.07	$1.22	$0.90
Stock-based compensation expense	0.67	0.47	0.34
Amortization of purchased intangibles(1)	0.36	0.30	0.24
Impairment of goodwill	—	—	—
Restructuring charges (benefits), net	0.18	(0.01)	0.05
Loss (gain) on strategic investments(2)	0.02	—	(0.01)
Discrete tax provision items	(0.12)	(0.03)	(0.03)
Income tax effect of non-GAAP adjustments	(0.24)	(0.21)	(0.18)
Non-GAAP diluted net income per share	$1.94	$1.74	$1.31
____________________

(1)	Amortization of purchased intangibles includes amortization of purchased developed technology, customer relationships, and trade names for acquisitions subsequent to December 2005.

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

Restructuring charges (benefits), net.    These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, and the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing financial results in the current period.

Loss (gain) on strategic investments. We exclude gains and losses related to our strategic investments from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components and realized gains and losses on the sale or losses on the impairment of these investments.

Establishment of a valuation allowance on certain net deferred tax assets.    This is a non-cash charge to record a valuation allowance on certain deferred tax assets. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various cash expenses to assist in budgeting, planning and forecasting future periods.

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

At January 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,365.4 million and net accounts receivable of $495.1 million.

In December 2012, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. This line of credit facility was entered into in May 2011 and expires in 2016. During fiscal 2013, we borrowed $110.0 million under the credit facility. In the fourth quarter of fiscal 2013, we re-paid the outstanding balance on our credit facility with a portion of the net proceeds from the sale of the Senior Notes issued in December 2012. Borrowings under the credit facility and the remaining net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities to $2,365.4 million at January 31, 2013 from $1,604.1 million at January 31, 2012 is principally the proceeds from the issuance of our Senior Notes and the result of cash generated from operations. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock (net of stock issuance proceeds), acquisitions including business combinations and technology purchases, capital expenditures, and other investing activities.

The primary source for net cash provided by operating activities of $559.1 million for fiscal 2013 was net income of $247.4 million increased by the effect of non-cash expenses totaling $284.1 million associated with depreciation, amortization, accretion and stock-based compensation. In addition, net cash flow used by changes in operating assets and liabilities was $10.1 million. The primary source of working capital was an increase in deferred revenue due to higher maintenance billings for fiscal 2013 compared to fiscal 2012. The primary working capital uses of cash were increases in accounts receivable due to higher billings in fiscal 2013 compared to fiscal 2012. Our days sales outstanding in trade receivables was 74 at January 31, 2013 compared to 61 at January 31, 2012. The increase in days sales outstanding is due to higher billings in the last month of fiscal 2013 compared to the last month of fiscal 2012.

At January 31, 2013, our short-term investment portfolio had an estimated fair value of $342.1 million and a cost basis of $337.8 million. The portfolio fair value consisted of $123.0 million invested in commercial paper and corporate securities, $83.3 million invested in U.S treasury securities, $79.5 million invested in U.S. government agency securities, $35.3 million invested in mutual funds, $15.1 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $4.6 million invested in municipal securities, $1.0 million invested in sovereign debt and $0.3 million invested in other short-term securities.

At January 31, 2013, $35.3 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; stock repurchases; and capital expenditures, including the purchase and implementation of internal-use software applications.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will acquire products, technology and businesses as compelling opportunities become available. In fiscal 2013 and 2012, we increased spend on acquisitions in comparison to previous years, but our decision to acquire businesses or technology is dependent on our business needs, the availability of suitable sellers and technology, and our own financial condition.

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

Our existing cash, cash equivalents and investment balances may decline in fiscal 2013 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Our existing credit facility at March 18, 2013 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes. In addition, as of March 18, 2013, we have $750.0 million aggregate principal amount of Senior Notes outstanding.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy uses foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We use hedge contracts, such as cash flow hedges. to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use hedge contracts, such as balance sheet hedges, to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2013 and 2012, we had open cash flow and balance sheet related hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $438.2 million and $494.7 million at January 31, 2013 and 2012, respectively.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal 2014	Fiscal Years 2015-2016	Fiscal Years 2017-2018	Thereafter
			(in millions)
Notes	$883.8	$20.4	$40.8	$433.9	$388.7
Operating lease obligations	289.3	58.9	98.4	68.8	63.2
Purchase obligations	48.7	44.7	4.0	—	—
Deferred compensation obligations	35.3	3.9	8.9	4.0	18.5
Pension obligations	19.0	2.3	4.2	4.1	8.4
Other obligations(1)	38.2	15.7	13.2	6.1	3.2
Total(2)	$1,314.3	$145.9	$169.5	$516.9	$482.0
____________________

(1)	Other obligations include future sabbatical obligations and asset retirement obligations.

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

Notes consist of senior notes issued in December 2012. The notes consisted of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 notes and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and twelve months ended January 31, 2013, we repurchased 2.6 million and 12.5 million shares of our common stock, respectively. At January 31, 2013, 32.2 million shares remained available for repurchase under the existing repurchase authorizations. This program does not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of January 31, 2013, we did not have any significant off-balance sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy uses foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We use cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2013 and 2012, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $438.2 million and $494.7 million at January 31, 2013 and 2012, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2013 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2013 and 2012 would increase the fair value of our foreign currency contracts by $29.6 million and $45.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2013 and 2012 would decrease the fair value of our foreign currency contracts by $33.1 million and $24.3 million, respectively.

Interest rate risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At January 31, 2013, we had $2,007.0 million of cash equivalents and marketable securities, including $342.1 million classified as short-term marketable securities and $411.1 million classified as long-term marketable securities. If interest rates were to move up or down by 50 and 100 basis points over a twelve month period, the market value change of our marketable securities would be $4.9 million and $9.8 million, respectively.

Other Market Risk

From time to time we make direct investments in privately held companies. The privately held companies in which we invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2013	2012	2011
	(in millions, except per share data)
Net revenue:
License and other	$1,390.6	$1,357.6	$1,172.1
Maintenance	921.6	858.0	779.7
Total net revenue	2,312.2	2,215.6	1,951.8
Cost of revenue:
Cost of license and other revenue	198.1	187.1	162.2
Cost of maintenance revenue	40.4	42.0	34.4
Total cost of revenue	238.5	229.1	196.6
Gross profit	2,073.7	1,986.5	1,755.2
Operating expenses:
Marketing and sales	875.5	842.6	776.0
Research and development	600.0	566.5	496.2
General and administrative	248.4	223.1	200.8
Restructuring charges (benefits)	43.9	(1.3)	10.8
Total operating expenses	1,767.8	1,630.9	1,483.8
Income from operations	305.9	355.6	271.4
Interest and other income, net	4.1	7.3	0.6
Income before income taxes	310.0	362.9	272.0
Provision for income taxes	(62.6)	(77.6)	(60.0)
Net income	$247.4	$285.3	$212.0
Basic net income per share	$1.09	$1.25	$0.93
Diluted net income per share	$1.07	$1.22	$0.90
Weighted average shares used in computing basic net income per share	226.4	227.7	227.6
Weighted average shares used in computing diluted net income per share	231.7	233.3	234.2
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal year ended January 31,
	2013	2012	2011
	(in millions)
Net income	$247.4	$285.3	$212.0
Other comprehensive (loss) income, net of tax and reclassifications:
Net (loss) gain on derivative instruments	(6.4)	10.0	(3.1)
Change in net unrealized gain on available-for-sale securities,	2.0	0.2	0.9
Change in unfunded portion of pension plans	(6.1)	1.2	(3.9)
Net change in cumulative foreign currency translation (loss) gain	(1.1)	(4.9)	9.0
Total other comprehensive (loss) income	(11.6)	6.5	2.9
Total comprehensive income	$235.8	$291.8	$214.9

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2013	January 31, 2012
	(in millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,612.2	$1,156.9
Marketable securities	342.1	254.4
Accounts receivable, net	495.1	395.1
Deferred income taxes	42.2	30.1
Prepaid expenses and other current assets	60.8	59.4
Total current assets	2,552.4	1,895.9
Marketable securities	411.1	192.8
Computer equipment, software, furniture and leasehold improvements, net	114.9	104.5
Purchased technologies, net	76.0	84.6
Goodwill	871.5	682.4
Deferred income taxes, net	122.8	135.8
Other assets	159.7	131.8
	$4,308.4	$3,227.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94.2	$89.3
Accrued compensation	189.6	183.9
Accrued income taxes	13.9	14.4
Deferred revenue	647.0	582.3
Other accrued liabilities	99.0	84.2
Total current liabilities	1,043.7	954.1
Deferred revenue	187.6	136.9
Long term income taxes payable	194.2	174.8
Long term notes payable, net of discount	745.6	—
Other liabilities	94.1	79.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2013 and 2012	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 223.6 outstanding at January 31, 2013 and 225.9 outstanding at January 31, 2012	1,449.8	1,365.4
Accumulated other comprehensive (loss) income	(5.7)	5.9
Retained earnings	599.1	511.6
Total stockholders’ equity	2,043.2	1,882.9
	$4,308.4	$3,227.8
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2013	2012	2011
	(in millions)
Operating Activities
Net income	$247.4	$285.3	$212.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	127.8	115.5	105.4
Stock-based compensation expense	156.3	108.8	80.7
Excess tax benefits from stock-based compensation	(12.9)	(31.5)	—
Restructuring charges (benefits), net	43.9	(1.3)	10.8
Other operating activities	6.7	(0.3)	(2.0)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(98.1)	(71.8)	(40.7)
Deferred income taxes	(28.3)	(33.8)	(2.1)
Prepaid expenses and other current assets	0.1	17.7	(12.9)
Accounts payable and accrued liabilities	(28.3)	2.9	85.7
Deferred revenue	113.3	129.6	71.5
Accrued income taxes	31.2	52.4	32.4
Net cash provided by operating activities	559.1	573.5	540.8
Investing Activities
Purchases of marketable securities	(1,397.7)	(614.2)	(507.2)
Sales of marketable securities	332.9	149.5	135.3
Maturities of marketable securities	764.8	409.6	275.4
Acquisitions, net of cash acquired	(263.7)	(221.7)	(13.5)
Capital expenditures	(56.4)	(63.0)	(28.3)
Other investing activities	(27.1)	(30.5)	(4.0)
Net cash used in investing activities	(647.2)	(370.3)	(142.3)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	220.2	176.1	120.9
Repurchases of common stock	(431.2)	(327.4)	(280.3)
Draws on line of credit	110.0	—	—
Proceeds from debt, net of discount	745.6	—	—
Repayments of line of credit	(110.0)	—	—
Excess tax benefits from stock-based compensation	12.9	31.5	—
Other financing activities	(6.1)	—	—
Net cash provided by (used in) financing activities	541.4	(119.8)	(159.4)
Effect of exchange rate changes on cash and cash equivalents	2.0	(1.6)	(2.7)
Net increase in cash and cash equivalents	455.3	81.8	236.4
Cash and cash equivalents at beginning of fiscal year	1,156.9	1,075.1	838.7
Cash and cash equivalents at end of fiscal year	$1,612.2	$1,156.9	$1,075.1
Supplemental cash flow information:
Cash paid during the year for interest	$0.4	$—	$—
Net cash paid during the year for income taxes	$59.7	$63.0	$32.5
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2010	228.9	$1,204.3	$(3.5)	$272.7	$1,473.5
Common shares issued under stock plans	7.1	120.9	—	—	120.9
Stock-based compensation expense	—	80.7	—	—	80.7
Tax benefits from employee stock plans	—	(0.4)	—	—	(0.4)
Net income	—	—	—	212.0	212.0
Other comprehensive income	—	—	2.9	—	2.9
Repurchase and retirement of common shares	(9.0)	(138.3)	—	(142.0)	(280.3)
Balances, January 31, 2011	227.0	1,267.2	(0.6)	342.7	1,609.3
Common shares issued under stock plans	8.6	176.1	—	—	176.1
Stock-based compensation expense	—	108.8	—	—	108.8
Tax benefits from employee stock plans	—	24.3	—	—	24.3
Net income	—	—	—	285.3	285.3
Other comprehensive income	—	—	6.5	—	6.5
Repurchase and retirement of common shares	(9.7)	(211.0)	—	(116.4)	(327.4)
Balances, January 31, 2012	225.9	1,365.4	5.9	511.6	1,882.9
Common shares issued under stock plans	10.2	220.2	—	—	220.2
Stock-based compensation expense	—	139.8	—	—	139.8
Tax benefits from employee stock plans	—	(4.3)	—	—	(4.3)
Net income	—	—	—	247.4	247.4
Other comprehensive loss	—	—	(11.6)	—	(11.6)
Repurchase and retirement of common shares	(12.5)	(271.3)	—	(159.9)	(431.2)
Balances, January 31, 2013	223.6	$1,449.8	$(5.7)	$599.1	$2,043.2

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
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

Examples of significant estimates and assumptions made by management involve the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments, long-lived assets and other intangible assets, the realizability of deferred tax assets and the fair value of stock awards (see “Stock-based Compensation Expense” within this Note 1 and Note 3 “Employee and Director Stock Plans” for further discussion). The Company also makes assumptions, judgments and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies.

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

All of Autodesk’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk did not record any other-than temporary impairment charges during fiscal years ended 2013, 2012 and 2011. For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 2, “Financial Instruments.”

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2013	2012
Trade accounts receivable (1)	$531.1	$432.5
Less: Allowance for doubtful accounts (1)	(5.6)	(5.4)
Product returns reserve	(4.9)	(5.8)
Partner programs and other obligations (1)	(25.5)	(26.2)
Accounts receivable, net	$495.1	$395.1
____________________

(1)	For comparability, the presentation of the balances at January 31, 2012 was adjusted to align to current year presentation.

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

Geographical concentrations of consolidated cash, cash equivalents and marketable securities held by Autodesk as of January 31:

	2013	2012
United States	29%	11%
Other Americas	1%	1%
Europe, Middle East and Africa (“EMEA”)	38%	51%
Asia Pacific (“APAC”)	32%	37%

Autodesk's primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). The Company's cash and cash equivalents are held by diversified financial institutions globally. Citicorp USA, Inc., an affiliate of Citibank, is one of the lead lenders and agent in the syndicate of Autodesk's $400.0 million line of credit facility.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of these partners' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 23%, 17% and 16% of Autodesk's net revenue for fiscal years ended 2013, 2012 and 2011, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk's Platform Solutions and Emerging Business ("PSEB") segment and is for sales made outside of the United States. In addition, Tech Data accounted for 23% and 21% of trade accounts receivable at January 31, 2013 and 2012, respectively. In October 2011, Tech Data purchased certain assets of Mensch and Maschine Software (“MuM”), which had been a distributor of Autodesk's products in Europe. The acquisition concentrated additional sales through Tech Data, which on a consolidated basis would have accounted for 21% and 22% of Autodesk's net revenue for fiscal years 2012 and 2011, if the acquisition had taken place at the beginning of fiscal 2011.

Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $45.6 million in fiscal 2013, $43.7 million in fiscal 2012 and $47.6 million in fiscal 2011.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2013	2012
Computer hardware, at cost	$152.3	$153.3
Computer software, at cost	95.1	133.5
Leasehold improvements, land and buildings, at cost	152.4	139.5
Furniture and equipment, at cost	46.0	47.7
Computer software, hardware, leasehold improvements, furniture and equipment, at cost	445.8	474.0
Less: Accumulated depreciation	(330.9)	(369.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$114.9	$104.5

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years. During fiscal 2013, Autodesk wrote-off $83.9 million of fully depreciated assets.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a one year period, if material. Autodesk had no capitalized software development costs at January 31, 2013 and January 31, 2012.

Other Intangible Assets, Net

Other intangible assets include purchased technologies, customer relationships, trade names and the related accumulated amortization. These assets are shown as “Purchased technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from one to ten years. Amortization expense for purchased technologies, customer relationships, trade names, patents, and user lists was $82.0 million in fiscal 2013, $71.8 million in fiscal 2012 and $57.8 million in fiscal 2011.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2013	2012
Purchased technologies, at cost(1)	$431.0	$400.5
Customer relationships, trade names, patents, and user lists, at cost(2)	259.5	215.3
	690.5	615.8
Less: Accumulated amortization	(546.3)	(467.0)
Other intangible assets, net	$144.2	$148.8
____________________

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

The weighted average amortization period for purchased technologies, customer relationships and trade names during fiscal 2013 was 4.9 years. Expected future amortization expense for purchased technologies, customer relationships and trade names for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2014	$72.8
2015	45.0
2016	18.6
2017	4.9
2018	1.1
Thereafter	1.1
Total	$143.5

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reportable segment associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. For purposes of the goodwill impairment test, a reporting unit is an operating segment or one level below. Autodesk's operating segments are aligned with the management principles of Autodesk's business.

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-08 regarding Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other. Autodesk adopted the provisions of ASU 2011-08 for its annual goodwill impairment test performed in the fourth quarter of fiscal 2013. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step goodwill impairment test mandated prior to the update. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test.

In performing the qualitative assessments, Autodesk must consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets and changes in the price of Autodesk's common stock. If, after assessing the totality of events or circumstances, it is determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.

If the two-step impairment test is necessary, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on Autodesk's conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk's goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk's actual financial results, (ii) a sustained decline in Autodesk's market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk's business strategy or internal financial results forecasts.

For the fiscal 2013 annual goodwill impairment testing, Autodesk had four reporting units: PSEB, Manufacturing ("MFG"), Architecture, Engineering and Construction ("AEC") and Media and Entertainment ("M&E"). Autodesk assessed qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of Autodesk's PSEB, MFG, and AEC reporting units was less than the reporting units' carrying amount. Autodesk determined, after assessing the totality of the events and circumstances described above, that it was more likely than not that the fair value of each of the PSEB, MFG, and AEC reporting units was greater than the carrying amount for such reporting unit. Accordingly, there was no indication of impairment and the two-step goodwill impairment test was not performed for these reporting units.

For the M&E reporting unit, Autodesk deemed the two-step impairment test was necessary and used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing, Autodesk determined that there was no impairment of goodwill for the M&E reporting unit during the year ended January 31, 2013. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2012 or 2011.

The change in the carrying amount of goodwill during the year ended January 31, 2013 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2012
Goodwill	$76.6	$247.7	$323.3	$184.0	$831.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	76.6	247.7	323.3	34.8	682.4
Vela Systems	—	57.6	—	—	57.6
Socialcam	23.0	—	—	—	23.0
Qontext	24.0	—	—	—	24.0
PI-VR	—	—	36.8	—	36.8
Goodwill acquired from other acquisitions	5.6	4.3	29.2	7.0	46.1
Effect of foreign currency translation, purchase accounting adjustments and other	0.3	0.7	0.6	—	1.6
Balance as of January 31, 2013
Goodwill	129.5	310.3	389.9	191.0	1,020.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$129.5	$310.3	$389.9	$41.8	$871.5

The change in the carrying amount of goodwill during the year ended January 31, 2012 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2011
Goodwill	$45.3	$224.2	$279.1	$154.7	$703.3
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	45.3	224.2	279.1	5.5	554.1
Scaleform acquisition	—	—	—	22.6	22.6
Blue Ridge acquisition	—	—	22.3	—	22.3
Instructables acquisition	24.4	—	—	—	24.4
Micro Application Packages Limited acquisition	—	12.7	—	—	12.7
T-Splines acquisition	—	—	19.8	—	19.8
Goodwill acquired from other acquisitions	7.6	12.0	2.0	6.7	28.3
Effect of foreign currency translation, purchase accounting adjustments and other	(0.7)	(1.2)	0.1	—	(1.8)
Balance as of January 31, 2012
Goodwill	76.6	247.7	323.3	184.0	831.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$76.6	$247.7	$323.3	$34.8	$682.4

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocations during fiscal 2013 and 2012.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist.  Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flows the assets are expected to generate.  If the long-lived assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value.  There was no impairment of long-lived assets during the years ended January 31, 2013 and 2012.

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

For multiple element arrangements containing only software and software-related elements, Autodesk allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of an undelivered software license, revenue recognition is deferred on the entire sales arrangement until all elements for which Autodesk does not have VSOE are delivered. If Autodesk does not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual service period in the arrangement. Revenue recognition for significant lines of business is discussed further below.

For multiple elements arrangements involving non-software elements, including cloud subscription services, our revenue recognition policy is based upon the accounting guidance contained in ASC 605, Revenue Recognition. For these arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group using the residual method as described above. Autodesk exercises judgment and uses estimates in connection with the determination of the amount of revenue to be recognized in each accounting period.

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

License and other revenue are comprised of two components: (1) all forms of product license revenue and (2) other revenue:
(1) All Forms of Product License Revenue

Product license revenue includes: software license revenue from the sale of new seat licenses, upgrades, product revenue for Creative Finishing and revenue from cloud subscription services. Autodesk’s existing customers who are using a currently supported version of a product can upgrade to the latest release of the product by paying a separate fee at current available prices. An existing customer also has the option to upgrade to a different product, which generally has a higher price, for a premium fee.

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

Revenues for Autodesk's cloud subscription services are recognized ratably over the contract term commencing with the date the service is made available to the customer and all other revenue recognition criteria have been satisfied.

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

Stock-based Compensation Expense

On the date of grant, Autodesk measures the fair value of all stock-based payments (including grants of stock options, employee stock purchases related to the employee stock purchase plan (“ESP Plan”), and restricted stock units) to employees and directors and records the related expense in Autodesk’s Consolidated Statements of Operations. Share-based compensation cost for stock options and employee stock purchases related to the ESP Plan ("stock-based awards") are estimated at the grant date based on the fair-value as calculated using the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation cost for restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. The estimated fair value of stock-based awards and restricted stock is amortized to expense on a straight-line basis over the awards’ vesting period. The following table summarizes stock-based compensation expense for fiscal 2013, 2012 and 2011, respectively, as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Cost of license and other revenue	$5.2	$3.9	$2.9
Marketing and sales	64.3	48.3	35.5
Research and development	61.8	38.1	27.4
General and administrative	25.0	18.5	14.9
Stock-based compensation expense related to stock awards and ESP Plan purchases	156.3	108.8	80.7
Tax benefit	(35.5)	(27.1)	(22.0)
Stock-based compensation expense related to stock awards and ESP Plan purchases	$120.8	$81.7	$58.7

Autodesk uses the BSM option-pricing model to estimate the fair value of stock-based awards based on the following assumptions:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2013		January 31, 2012		January 31, 2011
	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan	Stock Option Plans	ESP Plan
Range of expected volatilities	41 - 45%	41 - 44%	40 - 49%	34 - 44%	40 - 45%	33 - 47%
Range of expected lives (in years)	3.6 - 4.6	0.5 - 2.0	2.6 - 4.8	0.5 - 2.0	2.6 - 4.4	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.5 - 0.8%	0.1 - 0.3%	0.5 - 1.9%	0.1 - 0.8%	0.8 - 1.9%	0.2 - 1.1%
Expected forfeitures	7.7 - 7.8%	7.7 - 7.8%	7.8 - 10.5%	7.8 - 10.5%	10.5 - 13.5%	10.5 - 13.5%

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

Autodesk did not pay cash dividends in fiscal 2013, 2012 or 2011 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $15.6 million in fiscal 2013, $21.3 million in fiscal 2012 and $18.8 million in fiscal 2011.

Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units. Diluted net income per share is computed based upon the weighted average shares of common shares outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method.

Accounting Standards in Fiscal 2013

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the FASB or adopted by the Company during the fiscal year ended January 31, 2013, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

In September 2011, the FASB issued ASU 2011-8 regarding ASC Topic 350 “Intangibles – Goodwill and Other.” This ASU allows for the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. Autodesk adopted ASU 2011-8 effective February 1, 2012. The adoption of this ASU did not have a material impact on Autodesk's consolidated statements of financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-5 regarding ASC Topic 220 “Comprehensive Income.” This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Autodesk adopted ASU 2011-5 and ASU 2011-12 effective February 1, 2012. This accounting pronouncement impacted the presentation of other comprehensive income but did not impact Autodesk's consolidated financial position, results of operations or cash flows.

In May 2011, FASB issued ASU 2011-4 regarding ASC Topic 820 “Fair Value Measurement.” This ASU amends the fair value measurement guidance and includes enhanced disclosure requirements primarily around Level 3 fair value measurements based on unobservable inputs. Autodesk adopted ASU 2011-4 effective February 1, 2012. The adoption of this ASU did not have a material impact on Autodesk's consolidated statements of financial position, results of operations or cash flows.

2.    Financial Instruments

The following tables summarizes the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2013 and 2012.

	January 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$392.4	$—	$—	$392.4	$17.2	$375.2	$—
Corporate Bond	1.8	—	—	1.8	1.8	—	—
Commercial paper	263.3	—	—	263.3	—	263.3	—
Money market funds	596.3	—	—	596.3	—	596.3	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	122.9	0.1	—	123.0	40.4	82.6	—
Certificates of deposit and time deposits	15.1	—	—	15.1	10.0	5.1	—
U.S. treasury securities	83.3	—	—	83.3	83.3	—	—
U.S. government agency securities	79.5	—	—	79.5	79.5	—	—
Sovereign Debt	1.0	—	—	1.0	—	1.0	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	31.1	4.2	—	35.3	35.3	—	—
Long-term available for sale
Corporate debt securities	172.1	1.4	—	173.5	173.5	—	—
U.S. treasury securities	145.2	0.1	—	145.3	145.3	—	—
U.S. government agency securities	50.8	0.2	—	51.0	51.0	—	—
Municipal securities	36.0	0.1	—	36.1	36.1	—	—
Sovereign Debt	1.0	—	—	1.0	—	1.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.1	1.6	(2.2)	17.5	—	—	17.5
Derivative contracts (3)	10.2	9.2	(5.9)	13.5	—	2.8	10.7
Total	$2,029.2	$16.9	$(8.1)	$2,038.0	$678.3	$1,327.3	$32.4
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

	January 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$493.6	$—	$—	$493.6	$11.3	$482.3	$—
Commercial paper	297.9	—	—	297.9	—	297.9	—
Money market funds	62.1	—	—	62.1	—	62.1	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	143.7	0.1	—	143.8	35.3	108.5	—
Time deposits	5.2	—	—	5.2	—	5.2	—
U.S. treasury securities	30.7	—	—	30.7	30.7	—	—
U.S. government agency securities	38.2	—	—	38.2	38.2	—	—
Municipal securities	4.7	—	—	4.7	4.7	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	29.8	1.8	(0.1)	31.5	31.5	—	—
Long-term available for sale
Corporate debt securities	107.8	1.0	(0.2)	108.6	108.6	—	—
U.S. treasury securities	23.6	0.2	—	23.8	23.8	—	—
U.S. government agency securities	51.4	0.2	—	51.6	51.6	—	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible Debt Securities (2)	18.3	—	—	18.3	—	—	18.3
Derivative contracts (3)	11.6	6.5	(2.2)	15.9	—	9.7	6.2
Total	$1,327.7	$9.8	$(2.5)	$1,335.0	$340.6	$965.7	$28.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the year ended January 31, 2013.

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

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal years ended January 31, 2013 and 2012 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2011	$—	$—	$4.2	$4.2
Purchases	6.2	18.3	—	24.5
Balance at January 31, 2012	6.2	18.3	4.2	28.7
Purchases	2.0	7.0	—	9.0
Settlements	(1.3)	(7.2)	—	(8.5)
Total realized/unrealized gains (losses)	3.8	(0.6)	—	3.2
Balance at January 31, 2013	$10.7	$17.5	$4.2	$32.4

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2013
	Cost	Fair Value
Due in 1 year	$306.7	$306.8
Due in 1 year through 5 years	423.2	424.4
Due in 5 years through 10 years	—	—
Due after 10 years	4.2	4.2
Total	$734.1	$735.4

As of January 31, 2013 and 2012, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2013, Autodesk recorded a $10.5 million other-than-temporary impairment on its privately held equity investments. The impairment expense was recorded in “Interest and other income, net” on the Company's Consolidated Statement of Income.

The sales or redemptions of “available-for-sale securities” in fiscal 2013 and fiscal 2011 resulted in gains of $5.0 million and $1.7 million, respectively. The sales or redemptions of “available-for-sale securities” in fiscal 2012 resulted in no gains or losses. The cost of securities sold is based on the specific identification method.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. These instruments have maturities between one to twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive (loss) income” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive (loss) income” to “Interest and other income, net” in the Company's Consolidated Financial Statements at that time.

The net notional amount of these contracts was $359.8 million at January 31, 2013 and $419.6 million at January 31, 2012. Balances presented below are presented as net settled. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $2.8 million remaining in “Accumulated other comprehensive (loss) income” as of January 31, 2013 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts were $78.4 million at January 31, 2013 and $75.1 million at January 31, 2012.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in income as “Interest and other income, net.”

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2013 and January 31, 2012:

	Balance Sheet Location	Fair Value at
		January 31, 2013	January 31, 2012
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$6.7	$11.9
Derivatives not designated as hedging instruments	Other assets	10.7	6.2
Total derivative assets		$17.4	$18.1
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$3.9	$2.2
Total derivative liabilities		$3.9	$2.2

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2013	2012
Amount of gain recognized in Accumulated other comprehensive (loss) income on derivatives (effective portion)	$5.1	$12.8
Amount and Location of Gain (Loss) Reclassified from Accumulated other comprehensive (loss) income into Income (Effective Portion)
Net revenue	$16.0	$(1.9)
Operating expenses	(4.6)	4.6
Total	$11.4	$2.7
Amount and Location of (Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest and other income, net	$(0.2)	$0.3

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Foreign Exchange Contracts
	Fiscal Year Ended January 31,
	2013	2012
Amount and Location of Gain (Loss) Recognized in Income on Derivative
Interest and other income, net	$1.5	$(1.3)

3.    Employee and Director Stock Plans

Stock Plans

As of January 31, 2013, Autodesk maintained two active stock option plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee

Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan") and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2013, 7.0 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2013, 11.6 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2013, 0.2 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one year from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2013, 2.4 million shares were available for future issuance under the 2012 Director's Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2013 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (2)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2012	28.4	$31.39
Granted	0.1	36.59
Exercised	(6.6)	24.67
Canceled	(2.9)	38.38
Options outstanding at January 31, 2013	19.0	$32.69	3.8	153.4
Options vested and exercisable at January 31, 2013	13.2	$31.80	2.7	120.8
Options vested and exercisable as of January 31, 2013 and expected to vest thereafter (1)	18.8	$32.63	3.7	153.0
Options available for grant at January 31, 2013	14.0
_______________

(1)	Options expected to vest reflect an estimated forfeiture rate.

(2)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $38.88 per share as of January 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 31, 2013, total compensation cost of $34.8 million related to non-vested options is expected to be recognized over a weighted average period of 1.0 year. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the fiscal years ended January 31, 2013, 2012 and 2011:

	Fiscal year ended January 31,
	2013	2012	2011
Intrinsic value of options exercised (1)	$90.9	$85.7	$61.9
Weighted average grant date fair value per share of stock options granted (2)	$13.39	$14.04	$9.30
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)	The weighted average grant date fair value per share of stock options granted is calculated, as of the stock option grant date, using the BSM option pricing model.

The following table summarizes information about options vested and exercisable, and outstanding at January 31, 2013:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$2.28 - $20.69	3.3		$14.59		3.9		$14.85
$21.89 - $29.50	2.4		28.54		4.5		28.92
$29.56 - $41.62	3.9		35.98		6.5		37.93
$42.39 - $48.72	3.4		45.36		3.9		45.16
$49.80 - $49.80	0.2		49.80		0.2		49.80
	13.2	2.7	$31.80	$120.8	19.0	3.8	$32.69	$153.4
____________________

(1)
Represents the total intrinsic value, based on Autodesk’s closing stock price of $38.88 per share as of January 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock:

A summary of restricted stock award and restricted stock unit activity for the fiscal year ended January 31, 2013 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value
	(in thousands)
Unreleased restricted stock at January 31, 2012	2,184.1	$36.65
Granted	3,975.5	33.32
Released	(889.5)	37.82
Canceled	(249.3)	34.97
Unreleased restricted stock at January 31, 2013	5,020.8	$33.89

During the fiscal year ended January 31, 2013, Autodesk granted approximately 3.4 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $70.5 million, $29.1 million and $8.9 million during fiscal years ended January 31, 2013, 2012 and 2011, respectively. Included in the $70.5 million, Autodesk incurred $16.6 million relating to the acceleration of vesting of equity awards held in Socialcam for Socialcam employees immediately prior to the acquisition. As of January 31, 2013, total compensation cost not yet recognized of $93.0 million related to non-vested awards, is expected to be recognized over a weighted average period of 1.8 years. At January 31, 2013, the number of units granted but unreleased was 4.5 million.

During the fiscal year ended January 31, 2013, Autodesk granted 0.5 million performance restricted stock units. The majority of the performance restricted stock units that were granted had performance criteria based solely upon the attainment of predetermined goals relative to company revenue growth and non-GAAP operating margin performance for fiscal 2013 as calculated under a pre-established performance matrix. If the performance criteria is achieved, the performance restricted stock units would vest ratably on an annual cliff basis from March 2013 through March 2015. In addition, during fiscal 2013, Autodesk granted an additional performance-based restricted stock unit award to our CEO, the value of which would be realized only if he satisfies certain specified strategic corporate, and talent management  performance objectives as established by the Compensation Committee of Autodesk's Board of Directors.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the performance restricted stock units is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to performance restricted stock units of $8.1 million during fiscal year ended January 31, 2013. Autodesk recorded no stock-based compensation related to performance restricted stock units during the fiscal years ended January 31, 2012 and 2011. As of January 31, 2013, total compensation cost not yet recognized of $5.8 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.1 years. At January 31, 2013, the number of performance restricted stock units granted but unreleased was 0.5 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At January 31, 2013, a total of 36.2 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 2.9 million shares under the ESP Plan at an average price of $21.79 per share in fiscal 2013, 2.8 million shares at an average price of $18.26 per share in fiscal 2012, and 3.2 million shares at an average price of $14.77 per share in fiscal 2011. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2013, 2012 and 2011, calculated as of the award grant date using the BSM option-pricing model, was $12.21, $9.95 and $10.11 per share, respectively. Autodesk recorded $34.0 million, $23.8 million and $18.2 million of compensation expense associated with the ESP Plan in fiscal 2013, 2012 and 2011, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2013:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	23.8	$32.88	50.2	(1)
Equity compensation plans not approved by security holders(2)	0.2	$12.53	—
Total	24.0	$32.69	50.2
____________________

(1)	Included in this amount are 36.2 million securities available for future issuance under Autodesk’s ESP Plan.

(2)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

4.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2013	2012	2011
Federal:
Current	$30.9	$54.3	$16.0
Deferred	(13.3)	(34.5)	(8.2)
State:
Current	7.8	4.9	(1.5)
Deferred	(18.6)	1.3	7.4
Foreign:
Current	54.3	55.9	48.4
Deferred	1.5	(4.3)	(2.1)
	$62.6	$77.6	$60.0

During fiscal year 2013, the Company reduced its current federal and state taxes payable by $12.5 million related to excess tax benefits from non-qualified stock options, offsetting additional paid-in capital. Pursuant to accounting standards related to stock-based compensation, the Company has unrecorded excess stock option tax benefits of $157.6 million as of January 31, 2013. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $394.7 million in fiscal 2013, $383.7 million in fiscal 2012, and $321.1 million in fiscal 2011.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2013	2012	2011
Income tax provision at U.S. Federal statutory rate	$108.5	$127.0	$95.2
State income tax expense (benefit), net of the U.S. Federal benefit	(1.7)	2.8	1.4
Foreign income taxed at rates different from the U.S. statutory rate	(54.5)	(61.5)	(39.7)
U.S. valuation allowance	1.7	1.7	2.8
Non-deductible stock-based compensation	21.1	12.8	7.9
Research and development tax credit benefit	(7.0)	(6.0)	(5.6)
Tax benefit from closure of income tax audits and decreases in uncertain tax positions	(2.8)	(0.4)	(2.8)
Officer compensation in excess of $1.0 million	1.8	1.9	0.5
U.S. Manufacturer's deduction	(4.9)	(3.0)	(1.5)
Other	0.4	2.3	1.8
	$62.6	$77.6	$60.0

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2013	2012
Nonqualified stock options	$67.5	$71.6
Research and development tax credit carryforwards	54.0	49.3
Foreign tax credit carryforwards	—	0.1
Accrued compensation and benefits	34.5	35.6
Other accruals not currently deductible for tax	15.3	14.2
Purchased technology and capitalized software	9.8	20.6
Fixed assets	18.5	15.9
Tax loss carryforwards	21.0	12.4
Deferred Revenue	28.5	16.9
Other	2.2	3.7
Total deferred tax assets	251.3	240.3
Less: valuation allowance	(51.3)	(47.5)
Net deferred tax assets	200.0	192.8
Tax method change on advanced payments	(3.1)	(6.3)
Unremitted earnings of foreign subsidiaries	(31.9)	(20.6)
Total deferred tax liability	(35.0)	(26.9)
Net deferred tax assets	$165.0	$165.9

The valuation allowance increased by $3.8 million, $4.6 million and $3.9 million in fiscal 2013, 2012 and 2011, respectively. The fiscal 2013, fiscal 2012, and fiscal 2011 changes in valuation allowance were related to U.S. and Canadian deferred taxes.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, except to the extent subsidiaries' earnings are considered permanently reinvested outside the U.S. As of January 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided was $1,489.9 million. The unrecognized deferred tax liability for these earnings was approximately $442.9 million.

Realization of the Company's net deferred tax assets of $165.0 million is dependent upon the Company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 31, 2013, Autodesk had $36.6 million of cumulative federal tax loss carryforwards and $249.8 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These federal and state tax loss carryforwards will expire beginning fiscal 2014 through fiscal 2032 and fiscal 2014 through fiscal 2032, respectively. Autodesk also had $14.7 million of cumulative federal and state capital loss carryforwards as of January 31, 2013 which are available to offset future capital gains through fiscal 2018.

As of January 31, 2013, Autodesk had $86.1 million of cumulative federal research tax credit carryforwards, $43.5 million of cumulative California state research tax credit carryforwards and $49.7 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal credit carryforwards will expire beginning fiscal 2021 through fiscal 2033, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2025 through fiscal 2033. Autodesk also has $60.8 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2022 through fiscal 2023.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal 2016 and 2019, respectively with extensions available with incremental business and employment actions. The net income tax benefits attributable to the tax status of these business arrangements are estimated to be $4.4 million ($0.02 basic net income per share) in fiscal 2013, $10.4 million ($0.05 basic net income per share) in fiscal 2012 and zero in fiscal 2011. The income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

As of January 31, 2013, the Company had $212.7 million of gross unrecognized tax benefits, of which $202.1 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Gross unrecognized tax benefits at the beginning of the fiscal year	$201.1	$188.4	$178.2
Increases for tax positions of prior years	0.4	0.4	2.0
Decreases for tax positions of prior years	(0.4)	(0.4)	(3.5)
Increases for tax positions related to the current year	17.8	14.3	13.9
Decreases for lapse of statute of limitations/audit settlements	(6.2)	(1.6)	(2.2)
Gross unrecognized tax benefits at the end of the fiscal year	$212.7	$201.1	$188.4

It is the Company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $1.9 million, $2.4 million and $1.9 million, net of tax benefit, accrued for interest and zero accrued for penalties related to unrecognized tax benefits as of January 31, 2013, 2012 and 2011, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. The Company's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2013 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2003 to 2013.

5.    Acquisitions

During the fiscal years ended January 31, 2013 and January 31, 2012, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk's Consolidated Financial Statements.

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

Fiscal 2013 Acquisitions

On June 7, 2012, Autodesk acquired Vela Systems, Inc. (“Vela”) for total cash consideration of $76.0 million. Vela was a privately owned company that provides a cloud-based mobile platform that delivers critical information to the construction and capital projects market. Prior to acquiring Vela, Autodesk had an equity investment with the company that had an acquisition-date fair value of $6.8 million using a market approach to value the investment. Valuations using the market approach reflect relevant observable information generated by market transactions involving comparable businesses. As a result of the acquisition, Autodesk recorded a $3.3 million gain on the sale of the investment. Vela has been integrated into, and the related goodwill was assigned to, Autodesk's AEC segment. The amount of goodwill that is expected to be deductible for tax purposes is zero.

On August 1, 2012, Autodesk acquired Socialcam, Inc, (“Socialcam”) for total cash consideration of $59.5 million. Socialcam was a privately held web-based company offering a smartphone application and web-based service that allows users to capture, edit, and share video. Of the $59.5 million, Autodesk incurred $16.6 million relating to the acceleration of vesting of equity awards held in Socialcam for Socialcam employees immediately prior to the acquisition. The $16.6 million stock based compensation charge is included in "Research and development" in the Consolidated Statement of Operations. Socialcam has been integrated into, and the related goodwill was assigned to, Autodesk’s PSEB segment. The amount of goodwill that is expected to be deductible for tax purposes is zero.

On October 4, 2012, Autodesk acquired Qontext, an enterprise business and social collaboration software solution, from India-based Pramati Technologies for $26.0 million and hired the Qontext development team. This acquisition is expected to accelerate Autodesk’s ongoing move to the cloud and expansion of social capabilities in the Autodesk 360 cloud-based service. Treated as a business combination, Qontext has been integrated into, and the related goodwill was assigned to, Autodesk’s PSEB segment. The amount of goodwill that is expected to be deductible for tax purposes is $24.0 million.

On December 21, 2012, Autodesk acquired PI-VR GmbH (“PI-VR”) for approximately $48.6 million. PI-VR was a privately held company based in Berlin, Germany that specializes in sophisticated real time visualization technology used primarily in the automotive industry. PI-VR has been integrated, and the related goodwill was assigned to, Autodesk's MFG segment. The amount of goodwill that is expected to be deductible for tax purposes is zero.

During the fiscal year ended January 31, 2013, Autodesk also completed nine other business combination and technology acquisitions for total cash consideration of approximately $63.2 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2013:

	Vela	Socialcam	Qontext	PI-VR	Other
Developed technologies	$5.9	$1.9	$2.0	$7.6	$13.6
Customer relationships	3.6	—	—	6.7	1.5
Trade name	2.6	5.3	—	1.9	2.0
User List	—	22.3	—	—	—
Goodwill	57.5	23.0	24.0	36.8	46.1
Deferred Revenue (current and non-current)	(2.0)	—	—	(0.1)	—
Deferred tax asset (liability)	3.9	(9.4)	—	(5.0)	—
Net tangible assets (liabilities)	4.5	(0.2)	—	0.7	—
	$76.0	$42.9	$26.0	$48.6	$63.2

For Vela, Socialcam and PI-VR, the allocation of purchase price consideration to the assets and liabilities is not yet finalized. The allocation of the purchase price consideration was based upon a preliminary valuation and Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

Fiscal 2012 Acquisitions

On March 1, 2011, Autodesk acquired Scaleform Corporation (“Scaleform”) for total cash consideration of $36.2 million. Scaleform was a privately held middleware and user interface tools company, whose technology has been licensed in the development of games across all major hardware platforms. Scaleform has been integrated into, and the related goodwill was assigned to Autodesk's M&E segment. The amount of goodwill that is deductible for tax purposes is zero.

On March 10, 2011, Autodesk acquired Blue Ridge Numerics, Inc. (“Blue Ridge”) for total cash consideration of $41.2 million. Blue Ridge was a privately held company that designed and sold software that enables mechanical engineers to study fluid flow and thermal performance in virtual prototyping. Blue Ridge has been integrated into, and the related goodwill was assigned to Autodesk's Manufacturing segment. The amount of goodwill that is deductible for tax purposes is zero.

On August 1, 2011, Autodesk acquired Instructables, Inc. (“Instructables”) for total cash consideration of $30.2 million. Instructables was a privately held web-based company specializing in user-created and uploaded instructions for do-it-yourself projects, on which other users can comment and rate for quality. Instructables has been integrated into, and the related goodwill was assigned to Autodesk's PSEB segment. The amount of goodwill that is deductible for tax purposes is zero.

On August 24, 2011, Autodesk entered into a purchase agreement with Turbo Squid, Inc. (“Turbo Squid”) to acquire certain technology related assets for $26.0 million and entered into related cross-licensing and a commercial arrangement which is less than $0.2 million in expense per year. Additionally, Autodesk purchased the option to acquire Turbo Squid within a prescribed date range.

On October 14, 2011, Autodesk acquired Micro Application Packages Limited (“MAP”) for total cash consideration of $23.0 million. MAP was a privately held company specializing in software and services in the building information modeling (“BIM”) life cycle with the focus on fabrication. MAP has been integrated into, and the related goodwill was assigned to Autodesk's AEC segment. The amount of goodwill that is deductible for tax purposes is $12.7 million.

On December 21, 2011, Autodesk acquired certain technology-related assets of T-Splines, Inc. ("T-Splines") for total cash consideration of $23.0 million. T-Splines is a privately-held company, that develops surface modeling software for industrial designers and CAD professionals. The assets of T-Splines have been integrated into, and the related goodwill was assigned to Autodesk's MFG segment. The amount of goodwill that is deductible for tax purposes is $19.8 million.

During the fiscal year ended January 31, 2012, Autodesk also completed 17 other business combination and technology acquisitions for total cash consideration of approximately $54.8 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

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

6.    Deferred Compensation

At January 31, 2013, Autodesk had marketable securities totaling $753.2 million, of which $35.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $35.3 million at January 31, 2013, of which $3.9 million was classified as current and $31.4 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2012 was $31.5 million. The total related deferred compensation liability at January 31, 2012 was $31.5 million, of which $3.2 million was classified as current and $28.3 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.    Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. In the fourth quarter of fiscal 2013, Autodesk used a portion of the proceeds to re-pay the outstanding balance of the credit facility. The remaining proceeds from the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of our assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $743.3 million as of January 31, 2013.

During the fiscal year 2012, Autodesk entered into a credit agreement that provides for a $400.0 million unsecured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million. The credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk's assets, and restrict the Company's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. During the fiscal year ended January 31, 2013, Autodesk borrowed $110.0 million under the credit facility, which was repaid in the fourth quarter of fiscal 2013 with a portion of the net proceeds from the sale of the Senior Notes. At January 31, 2013 and January 31, 2012, Autodesk had no outstanding borrowings on this line of credit, which expires in May 2016.

8.    Commitments and Contingencies

Lease commitments

Autodesk leases office space and computer equipment under non-cancellable operating lease agreements that expire at various dates through September 2021. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. At January 31, 2013, the aggregate future minimum lease payments required were as follows:

2014	$58.9
2015	53.6
2016	44.8
2017	36.1
2018	32.7
Thereafter	63.2
289.3
Less: Sublease income	1.8
$287.5

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Rent expense	$56.1	$53.0	$52.1

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2013 were approximately $48.7 million for periods through fiscal 2015 These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $16.4 million in fiscal 2013, $16.5 million in fiscal 2012 and $12.8 million in fiscal 2011.

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

9.    Stockholders' Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2013, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that is used largely to help offset the dilution from the issuance of stock under the Company’s employee stock plans, reduce shares over time as facts and circumstances warrant and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from the Company's business to stockholders. Autodesk repurchased and retired 12.5 million shares in fiscal 2013 at an average repurchase price of $34.50 per share, 9.7 million shares in fiscal 2012 at an average repurchase price of $33.71 per share and 9.0 million shares in fiscal 2011 at an average repurchase price of $31.13.

At January 31, 2013, 32.2 million shares remained available for repurchase under repurchase plans approved by the Board of Directors. This amount includes the 30.0 million share increase approved by the Board of Directors in June 2012. In fiscal 2013, 2012 and 2011, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the number of employee stock option exercises, stock issuance, the trading price of Autodesk common stock, cash on hand and available in the United States, and company defined trading windows.

10.   Interest and Other Income, net

Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2013	2012	2011
Interest and investment income, net (1)	$4.9	$5.4	$8.9
Gain (loss) on foreign currency	1.2	(1.1)	(14.0)
(Loss) gain on strategic investments (1)	(4.0)	0.3	2.0
Other income	2.0	2.7	3.7
Interest and other income, net	$4.1	$7.3	$0.6
____________________

(1)	For comparability, the presentation of the balances at January 31, 2012 and January 31, 2011 was adjusted to align to current year presentation.

11.    Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, net of taxes, was comprised of the following at January 31:

	2013	2012	2011
Net gain (loss) on derivative instruments	$2.8	$9.2	$(0.8)
Net unrealized gain on available-for-sale securities	4.6	2.6	2.4
Unfunded portion of pension plans	(14.7)	(8.6)	(9.8)
Foreign currency translation adjustments	1.6	2.7	7.6
Accumulated other comprehensive (loss) income	$(5.7)	$5.9	$(0.6)

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

	Fiscal Year Ended January 31,
	2013	2012	2011
Numerator:
Net income	$247.4	$285.3	$212.0
Denominator:
Denominator for basic net income per share—weighted average shares	226.4	227.7	227.6
Effect of dilutive securities	5.3	5.6	6.6
Denominator for dilutive net income per share	231.7	233.3	234.2
Basic net income per share	$1.09	$1.25	$0.93
Diluted net income per share	$1.07	$1.22	$0.90

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For the fiscal years ended January 31, 2013, 2012 and 2011, 9.6 million, 12.9 million and 19.3 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

13.    Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk reported based on four reportable operating segments: PSEB, AEC, MFG and M&E. Autodesk has no material inter-segment revenue.

The PSEB, AEC and MFG segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. Autodesk's M&E segment derives revenue from the sale of products to creative professionals, post-production facilities and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

PSEB includes Autodesk’s design product, AutoCAD. Autodesk’s AutoCAD product is a platform product that underpins the Company’s design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s AutoCAD product also provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB’s revenue primarily includes revenue from sales of licenses of Autodesk’s design products, AutoCAD and AutoCAD LT, as well as the Autodesk Design Suite and many other design products, including consumer design products.

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Building Design Suites, Autodesk Revit, AutoCAD Civil 3D and AutoCAD Map 3D.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that brings together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Product Design Suites, AutoCAD Mechanical Autodesk Inventor and Autodesk Moldflow products.

M&E is comprised of two product groups: Animation, including design visualization, and Creative Finishing. Animation products, such as Autodesk Maya, Autodesk 3ds Max, and the Autodesk Entertainment Creation Suites, provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects and games production. Creative Finishing products provide editing, finishing and visual effects design and color grading.
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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2013	2012	2011
Net revenue:
Platform Solutions and Emerging Business	$849.7	$833.1	$716.2
Architecture, Engineering and Construction	694.3	626.4	568.0
Manufacturing	573.8	540.3	470.0
Media and Entertainment	194.4	215.8	197.6
	$2,312.2	$2,215.6	$1,951.8
Gross profit:
Platform Solutions and Emerging Business	$795.2	$788.0	$678.9
Architecture, Engineering and Construction	635.4	569.7	517.6
Manufacturing	531.4	496.1	439.5
Media and Entertainment	156.6	174.6	153.9
Unallocated(1)	(44.9)	(41.9)	(34.7)
	$2,073.7	$1,986.5	$1,755.2
Depreciation, amortization and accretion:
Platform Solutions and Emerging Business	$1.8	$1.8	$3.0
Architecture, Engineering and Construction	0.2	0.7	1.6
Manufacturing	0.5	1.7	2.3
Media and Entertainment	0.4	0.5	1.1
Unallocated	124.9	110.8	97.4
	$127.8	$115.5	$105.4
____________________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2013	2012	2011
Net revenue:
Americas
U.S.	$672.1	$631.0	$561.6
Other Americas	164.1	167.5	139.9
Total Americas	836.2	798.5	701.5
Europe, Middle East and Africa	868.5	862.2	782.8
Asia Pacific
Japan	278.3	240.5	200.6
Other Asia Pacific	329.2	314.4	266.9
Total Asia Pacific	607.5	554.9	467.5
Total net revenue	$2,312.2	$2,215.6	$1,951.8

	January 31,
	2013	2012
Long-lived assets (1):
Americas
U.S. (2)	$964.0	$747.9
Other Americas (2)	39.6	83.8
Total Americas	1,003.6	831.7
Europe, Middle East and Africa
Switzerland	35.1	37.7
Other Europe, Middle East and Africa	133.3	83.4
Total Europe, Middle East and Africa	168.4	121.1
Asia Pacific	50.1	50.5
Total long-lived assets	$1,222.1	$1,003.3
____________________

(1)	Long-lived assets exclude deferred tax assets and marketable securities.

(2)	For comparability, the presentation of the balances at January 31, 2012 was adjusted to align to current year presentation.

14.    Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $7.9 million in fiscal 2013, $7.3 million in fiscal 2012 and $6.7 million in fiscal 2011. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides certain defined benefit pension plans to employees primarily located in countries outside of the U.S. The Company deposits funds for specific plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrues for the unfunded portion of the obligation, where material. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability related to the funded status of the plans was approximately $24.0 million and $18.0 million as of January 31, 2013 and 2012, respectively. The projected benefit obligation was $61.5 million and $52.8 million as of January 31, 2013 and 2012, respectively. The related fair value of plan assets was $37.5 million and $34.8 million as of January 31, 2013 and 2012, respectively. Autodesk's practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Autodesk's contributions were approximately $5.4 million, $4.2 million and $3.5 million in fiscal 2013, 2012 and 2011, respectively. As of January 31, 2013, Autodesk's estimated future benefit payments are an aggregate $10.6 million for fiscal 2014 through fiscal 2018 and an aggregate of $8.4 million for fiscal 2019 through fiscal 2023. Autodesk recorded $14.7 million and $8.2 million of unrealized changes in the unfunded portion of Autodesk’s defined benefit plans in fiscal 2013 and fiscal 2012, respectively.

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $21.5 million in fiscal 2013, $20.4 million in fiscal 2012 and $13.6 million in fiscal 2011.

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 6, “Deferred Compensation,” for further discussion.

15.    Restructuring Reserves

During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing. The plan included a reduction of approximately 500 positions and the consolidation of eight leased facilities with a total cost of up to $52.0 million.

During fiscal 2013, Autodesk recorded a restructuring charge of $43.9 million. Of this amount, $40.6 million were recorded for one-time termination benefits and other costs and $3.3 million was recorded for facilities-related costs. The termination benefits and facility related liabilities have been substantially paid as of fiscal year ended January 31, 2013. Autodesk expects to pay the remainder of the termination benefits and facility related liabilities through the fourth quarter of fiscal 2019.

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2013 and 2012:

	Balances, January 31, 2012	Additions	Payments	Adjustments(1)	Balances, January 31, 2013
Fiscal 2013 Plan
Employee termination costs	$—	$41.0	$(36.1)	$(0.4)	$4.5
Lease termination and asset costs	—	3.3	(0.5)	—	2.8
Total	$—	$44.3	$(36.6)	$(0.4)	$7.3
Current portion(2)	$—				$5.8
Non-current portion(2)	—				1.5
Total	$—				$7.3
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

	Balances, January 31, 2011	Additions	Payments	Adjustments(1)	Balances, January 31, 2012
Fiscal 2011 Plan
Employee termination costs	$1.5	$—	$(1.5)	$—	$—
Fiscal 2010 Plan
Employee termination costs	—	—	—	—	—
Lease termination and asset costs	1.7	—	(1.1)	(0.3)	0.3
Fiscal 2009 Plan
Employee termination costs	—	—	—	—	—
Lease termination and asset costs	2.8	—	(0.9)	(1.3)	0.6
Other
Employee termination costs	—	—	—	—	—
Lease termination costs	2.6	—	(0.8)	(0.3)	1.5
Total	$8.6	$—	$(4.3)	$(1.9)	$2.4
Current portion(2)	$4.8				$1.1
Non-current portion(2)	3.8				1.3
Total	$8.6				$2.4
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

16.    Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2013 and 2012 is as follows:

2013	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$588.6	$568.7	$548.0	$606.9	$2,312.2
Gross profit	529.8	508.9	490.1	544.9	2,073.7
Income from operations	94.0	92.9	34.4	84.6	305.9
Provision for income taxes	(18.6)	(27.5)	(4.9)	(11.6)	(62.6)
Net income	78.9	64.6	29.4	74.5	247.4
Basic net income per share	$0.35	$0.28	$0.13	$0.33	$1.09
Diluted net income per share	$0.34	$0.28	$0.13	$0.32	$1.07
Income from operations includes the following items:
Stock-based compensation expense	$33.4	$33.5	$51.9	$37.5	$156.3
Amortization of acquisition related intangibles	17.6	17.5	23.7	23.0	81.8
Restructuring charges, net	—	—	36.7	7.2	43.9

2012	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$528.3	$546.3	$548.6	$592.4	$2,215.6
Gross profit	473.7	488.9	489.0	534.9	1,986.5
Income from operations	78.6	95.0	90.2	91.8	355.6
Provision for income taxes	(15.2)	(23.0)	(18.5)	(20.9)	(77.6)
Net income	69.3	71.2	72.8	72.0	285.3
Basic net income per share	$0.30	$0.31	$0.32	$0.32	$1.25
Diluted net income per share	$0.29	$0.30	$0.32	$0.31	$1.22
Income from operations includes the following items:
Stock-based compensation expense	$25.9	$27.3	$25.6	$30.0	$108.8
Amortization of acquisition related intangibles	14.6	17.8	19.3	18.6	70.3
Restructuring benefits, net	—	(1.3)	—	—	(1.3)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 18, 2013

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended January 31, 2013 of Autodesk, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 18, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, as of January 31, 2013, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

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

None.

PART III
Certain information required by Part III is omitted from this Annual Report because we will file a definitive proxy statement pursuant to Regulation 14A for our Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report (the “Proxy Statement”) and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

As a result of the recent internal realignment and changes in responsibilities, our Board has re-evaluated our executive officers. The following sets forth certain information as of March 18, 2013 regarding our executive officers.

Name	Age	Position
Carl Bass	55	President and Chief Executive Officer
Mark J. Hawkins	53	Executive Vice President and Chief Financial Officer
Jan Becker	60	Senior Vice President, Human Resources and Corporate Real Estate
Steve M. Blum	48	Senior Vice President, Worldwide Sales and Services
Pascal W. Di Fronzo	48	Senior Vice President, General Counsel and Secretary

Carl Bass joined Autodesk in September 1993 and has served as President and Chief Executive Officer since May 2006. Mr. Bass served as Interim Chief Financial Officer from August 2008 to April 2009. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. Mr. Bass has also held other executive positions within Autodesk. Mr. Bass was a director of McAfee, Inc. from January 2008 until its acquisition by Intel Corporation in February 2011. Mr. Bass has served on the board of directors of E2open since July 2011.

Mark J. Hawkins joined Autodesk in April 2009 and serves as Executive Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Hawkins was Chief Financial Officer and Senior Vice President of Finance and Information Technology at Logitech International S.A. from April 2006 to April 2009. Previously, he was with Dell Inc. for six years, most recently serving as Vice President of Finance for worldwide procurement and logistics. Prior to joining Dell, Mr. Hawkins was employed by Hewlett-Packard Company for 18 years in finance and business-management roles. Mr. Hawkins has served on the Board of BMC Software, Inc. since May 2010.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000. Ms. Becker previously served in other capacities in the Human Resources Department at Autodesk. Prior to joining Autodesk, Ms. Becker held a variety of senior management positions at Sun Microsystems. Prior to Sun Microsystems, Ms. Becker worked both domestically and internationally at a number of high-tech organizations, including Activision, Digital Equipment Corporation and Hewlett-Packard Company.

Steven M. Blum joined Autodesk in January 2003 and has served as Senior Vice President, Worldwide Sales and Services since February 2011. From January 2003 to February 2011, he served as senior vice president of Americas Sales. Prior to this position, Blum was Executive Vice President of Sales and Account Management for Parago, Inc. Blum also held positions at Mentor Graphics, most recently serving as Vice President of America's sales. Before joining Mentor Graphics, he held engineering and sales positions at NCR Corporation and Advanced Micro Devices.

Pascal W. Di Fronzo joined Autodesk in June 1998 and has served as Senior Vice President, General Counsel and Secretary since March 2007. From March 2006 to March 2007, Mr. Di Fronzo served as Vice President, General Counsel and Secretary, and served as Vice President, Assistant General Counsel and Assistant Secretary from March 2005 through March

2006. Previously, Mr. Di Fronzo served in other business and legal capacities in our Legal Department. Prior to joining Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

There is no family relationship among any of our directors or executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled "Corporate Governance" and “Executive Compensation,” in our Proxy Statement.

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

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2013, 2012 and 2011, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Year
	(in millions)
Fiscal Year ended January 31, 2013
Allowance for doubtful accounts	$5.5	$1.5	$1.4	$5.6
Product returns reserves	5.8	25.8	26.7	4.9
Restructuring	2.4	45.1	38.6	8.9
Fiscal Year ended January 31, 2012
Allowance for doubtful accounts	$4.2	$2.4	$1.1	$5.5
Product returns reserves	10.6	32.7	37.5	5.8
Restructuring	8.6	—	6.2	2.4
Fiscal Year ended January 31, 2011
Allowance for doubtful accounts	$4.6	$(0.3)	$0.1	$4.2
Product returns reserves	11.8	38.9	40.1	10.6
Restructuring	19.4	13.7	24.5	8.6

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/S/ CARL BASS
Carl Bass
President and Chief Executive Officer
Dated:	March 18, 2013

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 18, 2013.

Signature	Title
/s/ CARL BASS	President and Chief Executive Officer (Principal Executive Officer)
Carl Bass

/s/ MARK J. HAWKINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )
Mark J. Hawkins

/s/ CRAWFORD W. BEVERIDGE	Director (Non-executive Chairman of the Board)
Crawford W. Beveridge

/s/ J. HALLAM DAWSON	Director
J. Hallam Dawson

/s/ PER-KRISTIAN HALVORSEN	Director
Per-Kristian Halvorsen

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ CHARLES ROBEL	Director
Charles Robel

/s/ STACY J. SMITH	Director
Stacy J. Smith

/s/ STEVEN M. WEST	Director
Steven M. West

Index to Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 29, 2011)

4.1
Indenture dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.2
First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association. (incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

10.1*	Registrant’s 1996 Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005)

10.2*	Registrant’s 1996 Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended on June 10, 2010 (filed herewith)

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

10.6*	Registrant’s 2000 Directors’ Option Plan, as amended (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

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

10.29*
Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2008, as further amended and restated, effective as of December 31, 2008, as further amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009)

10.30*
Participants, target awards and payout formulas for fiscal year 2012 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012)

10.31*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current report on Form 8-K filed on December 15, 2010)

10.32*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (filed herewith)

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

10.36*
Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008)

10.37*
Amendment to Registrant's Equity Incentive Deferral Plan effective as of February 17, 2012 (incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual Report on Form 10‑K for the fiscal year ended January 31, 2012)

10.38*	Description of Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012)

10.39
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.40
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended January 31, 2010)

10.41	Credit Agreement between Registrant and CITIBANK, N.A. dated as of May 26, 2011 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 27, 2011)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
 ____________________

*	Denotes a management contract or compensatory plan or arrangement.

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

