Form 10-Q
period 2013-04-30
AUTODESK INC
filed 2013-06-05
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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

As of May 31, 2013, registrant had outstanding approximately 224.8 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2013	2012
Net revenue:
License and other	$323.5	$355.2
Subscription	246.9	233.4
Total net revenue	570.4	588.6
Cost of revenue:
Cost of license and other revenue	44.4	40.8
Cost of subscription revenue	23.1	18.0
Total cost of revenue	67.5	58.8
Gross profit	502.9	529.8
Operating expenses:
Marketing and sales	208.8	223.2
Research and development	150.8	152.7
General and administrative	61.5	59.9
Restructuring charges, net	0.4	—
Total operating expenses	421.5	435.8
Income from operations	81.4	94.0
Interest and other (expense) income, net	(8.8)	3.5
Income before income taxes	72.6	97.5
Provision for income taxes	(17.0)	(18.6)
Net income	$55.6	$78.9
Basic net income per share	$0.25	$0.35
Diluted net income per share	$0.24	$0.34
Weighted average shares used in computing basic net income per share	223.8	228.1
Weighted average shares used in computing diluted net income per share	229.3	234.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2013	2012
Net income	$55.6	$78.9
Other comprehensive income (loss), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $0.2 and $0.6)	9.9	(3.4)
Change in net unrealized gain on available-for-sale securities (net of tax effect of $0.2 and $0.6)	0.2	0.9
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $1.4 and $2.0)	(6.4)	0.3
Total other comprehensive income (loss)	3.7	(2.2)
Total comprehensive income	$59.3	$76.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,655.8	$1,612.2
Marketable securities	432.1	342.1
Accounts receivable, net	285.8	495.1
Deferred income taxes	56.0	42.2
Prepaid expenses and other current assets	81.4	60.8
Total current assets	2,511.1	2,552.4
Marketable securities	392.0	411.1
Computer equipment, software, furniture and leasehold improvements, net	129.0	114.9
Purchased technologies, net	69.2	76.0
Goodwill	895.7	871.5
Deferred income taxes, net	134.3	122.8
Other assets	158.4	159.7
	$4,289.7	$4,308.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86.1	$94.2
Accrued compensation	123.2	189.6
Accrued income taxes	35.4	13.9
Deferred revenue	663.7	647.0
Other accrued liabilities	71.4	99.0
Total current liabilities	979.8	1,043.7
Deferred revenue	187.7	187.6
Long term income taxes payable	193.3	194.2
Long term notes payable, net of discount	745.8	745.6
Other liabilities	98.6	94.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,499.5	1,449.8
Accumulated other comprehensive loss	(2.0)	(5.7)
Retained earnings	587.0	599.1
Total stockholders’ equity	2,084.5	2,043.2
	$4,289.7	$4,308.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2013	2012
Operating activities:
Net income	$55.6	$78.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	33.1	29.2
Stock-based compensation expense	33.5	33.4
Excess tax benefits from stock-based compensation	(9.0)	(9.9)
Restructuring charges, net	0.4	—
Other operating activities	6.7	(1.1)
Changes in operating assets and liabilities, net of business combinations	103.8	8.8
Net cash provided by operating activities	224.1	139.3
Investing activities:
Purchases of marketable securities	(264.6)	(447.8)
Sales of marketable securities	128.1	48.8
Maturities of marketable securities	68.9	128.5
Capital expenditures	(25.8)	(11.5)
Acquisitions, net of cash acquired	(34.7)	—
Other investing activities	(3.6)	(5.0)
Net cash used in investing activities	(131.7)	(287.0)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	70.0	153.0
Repurchases of common stock	(129.2)	(99.2)
Excess tax benefits from stock-based compensation	9.0	9.9
Net cash (used in) provide by financing activities	(50.2)	63.7
Effect of exchange rate changes on cash and cash equivalents	1.4	1.6
Net increase (decrease) in cash and cash equivalents	43.6	(82.4)
Cash and cash equivalents at beginning of fiscal year	1,612.2	1,156.9
Cash and cash equivalents at end of period	$1,655.8	$1,074.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2013, and for the three months ended April 30, 2013, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2014, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed on March 18, 2013.

Reclassifications

During the first quarter of fiscal 2014, Autodesk combined maintenance revenue and cloud services offering-related revenue into one category named "Subscription." As a result, revenue and cost of revenue related to cloud service offerings previously reflected in "License and other revenue" and "Cost of license and other revenue" were reclassified to "Subscription revenue" and "Cost of subscription revenue." These revenues and expenses have been reclassified in the Consolidated Statements of Operations for the three months ended April 30, 2012 to conform to the current period presentation as follows:

Three Months Ended
April 30, 2012
Reclassifications within revenue:
(Decrease) to license and other revenue	$(5.8)
Increase to subscription revenue	5.8
Reclassifications within cost of revenue:
(Decrease) to cost of license and other revenue	$(6.3)
Increase to cost of subscription revenue	6.3

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2013, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Three Months Ended April 30, 2013

Effective February 1, 2013, Autodesk adopted FASB's Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires additional disclosure about the changes in the components of accumulated other comprehensive income, including amounts reclassified and amounts due to current period other comprehensive income. The adoption of this standard did not impact the Company's financial condition, results of operations or cash flows.

Effective February 1, 2013, Autodesk adopted FASB's ASU 2011-11 and ASU 2013-01 regarding ASC Topic 210 "Balance Sheet: Disclosure about Offsetting Assets and Liabilities." This ASU requires that entities disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. The adoption of this standard did not impact the Company's financial condition, results of operations or cash flows.

3. Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. Autodesk’s primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). Citibank, N.A., an affiliate of Citibank, is one of the lead lenders and an agent in the syndicate of Autodesk’s $400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 25% of Autodesk’s total net revenue for the three months ended April 30, 2013 and 22% of Autodesk's total net revenue for the three months ended April 30, 2012. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business ("PSEB") segment and is for sales made outside of the United States. In addition, Tech Data accounted for 24% and 23% of trade accounts receivable at April 30, 2013 and January 31, 2013, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2013 and January 31, 2013:

	April 30, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$313.6	$—	$—	$313.6	$32.2	$281.4	$—
Commercial paper	270.1	—	—	270.1	—	270.1	—
Municipal securities	7.4	—	—	7.4	7.4	—	—
Money market funds	428.2	—	—	428.2	—	428.2	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	210.5	0.1	—	210.6	56.9	153.7	—
Certificates of deposit and time deposits	14.9	—	—	14.9	4.9	10.0	—
U.S. treasury securities	71.2	—	—	71.2	71.2	—	—
U.S. government agency securities	73.9	—	—	73.9	73.9	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Municipal securities	21.8	—	—	21.8	21.8	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	33.3	5.1	—	38.4	38.4	—	—
Long-term available for sale
Corporate debt securities	178.8	1.4	—	180.2	180.2	—	—
U.S. treasury securities	120.1	0.2		120.3	120.3	—	—
U.S. government agency securities	45.5	0.2	—	45.7	45.7	—	—
Municipal securities	44.5	0.3	—	44.8	44.8	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Convertible debt securities (2)	21.1	2.4	(2.9)	20.6	—	—	20.6
Derivative contracts (3)	11.0	9.9	(3.4)	17.5	—	8.0	9.5
Total	$1,868.2	$19.6	$(6.3)	$1,881.5	$698.0	$1,153.4	$30.1
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered "available for sale" and included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$392.4	$—	$—	$392.4	$17.2	$375.2	$—
Corporate bond	1.8	—	—	1.8	1.8	—	—
Commercial paper	263.3	—	—	263.3	—	263.3	—
Money market funds	596.3	—	—	596.3	—	596.3	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	122.9	0.1	—	123.0	40.4	82.6	—
Certificates of deposit and time deposits	15.1	—	—	15.1	10.0	5.1	—
U.S. treasury securities	83.3	—	—	83.3	83.3	—	—
U.S. government agency securities	79.5	—	—	79.5	79.5	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	31.1	4.2	—	35.3	35.3	—	—
Long-term available for sale
Corporate debt securities	172.1	1.4	—	173.5	173.5	—	—
U.S. treasury securities	145.2	0.1	—	145.3	145.3	—	—
U.S. government agency securities	50.8	0.2	—	51.0	51.0	—	—
Municipal securities	36.0	0.1	—	36.1	36.1	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.1	1.6	(2.2)	17.5	—	—	17.5
Derivative contracts (3)	10.2	9.2	(5.9)	13.5	—	2.8	10.7
Total	$2,029.2	$16.9	$(8.1)	$2,038.0	$678.3	$1,327.3	$32.4
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered "available for sale" and included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three months ended April 30, 2013.

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

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2013 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2013	$10.7	$17.5	$4.2	$32.4
Purchases	0.9	2.6	—	3.5
Settlements	—	—	(4.0)	(4.0)
Net realized losses	—	—	(0.2)	(0.2)
Net unrealized (losses) gains	(2.1)	0.5	—	(1.6)
Balance at April 30, 2013	$9.5	$20.6	$—	$30.1

The following table summarizes the estimated fair value of our “available-for-sale securities” classified by the contractual maturity date of the security:

	April 30, 2013
	Cost	Fair Value
Due in 1 year	$393.6	$393.7
Due in 1 year through 5 years	411.0	412.6
Due in 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$804.6	$806.3

As of April 30, 2013 and January 31, 2013, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three months ended April 30, 2013 Autodesk recorded no other-than-temporary impairment on its privately held equity investments.

The sale or settlement of certain equity investments during the three months ended April 30, 2013 and 2012 resulted in a loss of $0.2 million. The loss was recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statement of Operations. The sales or redemptions of “available-for-sale securities” in the three months periods ended April 30, 2012 resulted in no gains or losses.

Proceeds from the sale and maturity of marketable securities for the three months ended April 30, 2013 and 2012 were $197.0 million and $177.3 million, respectively.

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

Foreign currency contracts designated as cash flow hedges

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed monthly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive income (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other (expense) income, net” in the Company's Condensed Consolidated Financial Statements at that time.

The net notional amounts of these contracts are presented net settled and were $354.6 million at April 30, 2013 and $359.8 million at January 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $12.7 million remaining in “Accumulated other comprehensive loss” as of April 30, 2013 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market on a monthly basis with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $44.4 million at April 30, 2013 and $78.4 million at January 31, 2013.

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

Fair Value of Derivative Instruments

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2013 and January 31, 2013:

	Balance Sheet Location	Fair Value at
		April 30, 2013	January 31, 2013
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$8.7	$6.7
Derivatives not designated as hedging instruments	Other assets	9.5	10.7
Total derivative assets		$18.2	$17.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$0.7	$3.9
Total derivative liabilities		$0.7	$3.9
____________________

(1)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $10.8 million and $8.2 million at April 30, 2013 and January 31, 2013, respectively.

(2)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $2.8 million and $5.4 million at April 30, 2013 and January 31, 2013, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2013	2012
Amount of gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$13.6	$1.5
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$4.3	$6.3
Operating expenses	(0.5)	(1.5)
Total	$3.8	$4.8
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$(0.1)	$0.1

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2013	2012
Amount and location of gain recognized in income on derivatives
Interest and other (expense) income, net	$1.5	$2.1

5. Stock-based Compensation Expense

Stock Plans

As of April 30, 2013, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective in January 2012. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of April 30, 2013, 9.0 million shares subject to options and restricted stock units have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Stock Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At April 30, 2013, 10.3 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors' Plan was approved by Autodesk's stockholders in January 2012. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of April 30, 2013, 0.2 million restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At April 30, 2013, 2.4 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the three months ended April 30, 2013 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2013	19.0	$32.69
Granted (1)	—	—
Exercised	(2.0)	23.46
Canceled	(0.3)	40.21
Options outstanding at April 30, 2013	16.7	$33.66	3.6	$126.5
Options vested and exercisable at April 30, 2013	14.3	$32.96	3.1	$119.3
Options vested as of April 30, 2013 and expected to vest thereafter (2)	16.6	$33.64	3.6	$126.3
Options available for grant at April 30, 2013	12.7
 _______________

(1)	Autodesk did not grant stock options in the three months ended April 30, 2013.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $39.38 per share as of April 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of April 30, 2013, total compensation cost of $27.0 million related to non-vested options is expected to be recognized over a weighted average period of 1.2 years. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three months ended April 30, 2013, and 2012.

	Three Months Ended
	April 30, 2013	April 30, 2012
Pre-tax intrinsic value of options exercised (1)	$32.8	$60.3
Weighted average grant date fair value per share of stock options granted (2) (3)	N/A	$13.43
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)	The weighted average grant date fair value of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes-Merton option pricing model.

(3)	Autodesk did not grant stock options in the three months ended April 30, 2013.

The following table summarizes information about options outstanding and exercisable at April 30, 2013:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $28.56	3.3		$15.99		3.5		$16.62
$28.57 - $31.22	2.9		29.53		3.4		29.54
$31.23 - $38.55	2.3		33.79		2.5		34.03
$38.56 - $41.62	2.2		41.62		3.3		41.62
$41.63 - $49.80	3.6		45.52		4.0		45.38
	14.3	3.1	$32.96	$119.3	16.7	3.6	$33.66	$126.5
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $39.38 per share as of April 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock:

A summary of restricted stock unit and restricted stock award activity for the three months ended April 30, 2013 is as follows:

	Unreleased Restricted Stock	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock at January 31, 2013	5,020.8	$33.89
Granted	1,078.0	41.58
Released	(714.5)	35.66
Canceled	(180.0)	35.31
Performance Adjustment (1)	(14.0)	35.94
Unreleased restricted stock at April 30, 2013	5,190.3	$35.27
 _______________

(1)
Based on Autodesk financial results for the performance period, the fiscal 2013 performance stock units were earned at 92.3% of the target award. The fiscal 2013 performance stock units will pay out at 92.3% percent of the target award; however, the vesting of the performance stock units is subject to the holders satisfying the remaining service condition of the awards.

During the three months ended April 30, 2013, Autodesk granted 0.5 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $16.0 million during the three months ended April 30, 2013. Autodesk recorded stock-based compensation expense related to restricted stock units of $10.8 million during the three months ended April 30, 2012. As of April 30, 2013, total compensation cost not yet recognized of $97.5 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.8 years. At April 30, 2013, the number of restricted stock units granted but unreleased was 4.4 million.

During the three months ended April 30, 2013, Autodesk granted 0.5 million performance restricted stock units ("PSUs") for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria is based upon annual revenue and non-GAAP operating margin goals adopted by the Compensation and Human Resource Committee (the “Annual Financial Results”), as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

•	Up to one third of the PSU may vest following year one depending upon the achievement of Annual Financial Results for year one as well as 1 year Relative TSR (covering year one).

•	Up to one third of the PSU may vest following year two depending upon the achievement of Annual Financial Results for year two as well as 2 year Relative TSR (covering years one and two).

•	Up to one third of the PSU may vest following year three depending upon the achievement of Annual Financial Results for year three as well as 3 year Relative TSR (covering years one, two and three).

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the straight-line method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $2.7 million and $1.2 million for the three months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, total compensation cost not yet recognized of $11.1 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.7 years. At April 30, 2013, the number of PSUs granted but not vested was 0.8 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At April 30, 2013, a total of 34.7 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.5 million shares under the ESP Plan during the three months ended April 30, 2013 with an average price of $22.32 per share. During the three months ended April 30, 2012, Autodesk issued 1.6 million shares under the ESP Plan, at average prices of $21.63 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan during the three months ended April 30, 2013, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $11.84 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the three months ended April 30, 2012, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $14.00 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2013 and 2012, respectively, as follows:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Cost of license and other revenue	$0.9	$0.9
Cost of subscription	0.6	0.4
Marketing and sales	14.1	14.6
Research and development	10.9	11.1
General and administrative	7.0	6.4
Stock-based compensation expense related to stock awards and ESP Plan purchases	33.5	33.4
Tax benefit	(9.3)	(8.7)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$24.2	$24.7

Stock-based Compensation Expense Assumptions

Autodesk determines the grant-date fair value of our share-based payment awards using a Black-Scholes model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
	Stock Option (1)	Performance Stock Unit	ESP Plan	Stock Option	Performance Stock Unit (2)	ESP Plan
Range of expected volatilities	N/A	34%	27 - 36%	44 - 45%	N/A	41 - 43%
Range of expected lives (in years)	N/A	N/A	0.5 - 2.0	3.6 - 4.6	N/A	0.5 - 2.0
Expected dividends	N/A	—%	—%	—%	N/A	—%
Range of risk-free interest rates	N/A	0.1%	0.1 - 0.3%	0.5 - 0.8%	N/A	0.1 - 0.3%
Expected forfeitures	N/A	N/A	7.7%	7.8%	N/A	7.8%
 _______________

(1)	Autodesk did not grant stock options in the three months ended April 30, 2013.

(2)	Autodesk did not grant PSUs in the three months ended April 30, 2012 that were subject to market conditions.

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for PSUs subject to market conditions includes the expected volatility of Autodesk's peer companies within the S&P computer software select index.

Autodesk estimates the expected life of stock-based awards using both exercise behavior and post-vesting termination behavior as well as consideration of outstanding options.

Autodesk does not currently pay, and does not anticipate paying in the foreseeable future, any cash dividends. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the Black-Scholes-Merton option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

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

6. Income Tax

Autodesk’s effective tax rate was 23% during the three months ended April 30, 2013 compared to 19% during the three months ended April 30, 2012. Autodesk's effective tax rate increased 4% during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year primarily due to discrete tax benefits from closure of the statute of limitations during the first quarter of fiscal 2013 and lower tax benefits related to stock based compensation in the first quarter of fiscal 2014, partially offset by tax benefits from the reinstated federal research credit. Excluding the impact of discrete tax items, the effective tax rate for the three months ended April 30, 2013 was 24%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

As of April 30, 2013, the Company had $214.7 million of gross unrecognized tax benefits, excluding interest, of which approximately $205.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At April 30, 2013, Autodesk had net deferred tax assets of $190.3 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.    Acquisitions

During the three months ended April 30, 2013, Autodesk completed three business combinations for total cash consideration of approximately $35.0 million. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the three months ended April 30, 2013:

Developed technologies	$4.3
Customer relationships	2.0
Trade name	0.5
Goodwill	27.3
Deferred tax asset	0.7
Net tangible assets	0.2
Total	$35.0

8. Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2013	January 31, 2013
Purchased technologies, at cost	$435.0	$431.0
Customer relationships, trade names, patents, user list, at cost (1)	260.5	259.5
	695.5	690.5
Less: Accumulated amortization	(566.8)	(546.3)
Other intangible assets, net	$128.7	$144.2
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill during the three months ended April 30, 2013, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2013
Goodwill	$129.5	$310.3	$389.9	$191.0	$1,020.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	129.5	310.3	389.9	41.8	871.5
Addition arising from other acquisitions	—	17.1	10.2	—	27.3
Effect of foreign currency translation and purchase accounting adjustments	0.5	(1.4)	(2.2)	—	(3.1)
Balance as of April 30, 2013
Goodwill	130.0	326.0	397.9	191.0	1,044.9
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$130.0	$326.0	$397.9	$41.8	$895.7

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

When assessing goodwill for impairment, Autodesk first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered in this assessment include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing a two-step quantitative impairment test is unnecessary. If a two-step quantitative impairment test is necessary, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, Autodesk may be required to record impairment charges. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts.

10. Deferred Compensation

At April 30, 2013, Autodesk had marketable securities totaling $824.1 million, of which $38.4 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $38.4 million at April 30, 2013, of which $4.1 million was classified as current and $34.3 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2013 was $35.3 million. The total related deferred compensation liability at January 31, 2013 was $35.3 million, of which $3.9 million was classified as current and $31.4 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2013	January 31, 2013
Computer software, at cost	$96.2	$95.1
Computer hardware, at cost	156.2	152.3
Leasehold improvements, land and buildings, at cost	169.3	152.4
Furniture and equipment, at cost	48.2	46.0
	469.9	445.8
Less: Accumulated depreciation	(340.9)	(330.9)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$129.0	$114.9

12. Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. The proceeds of the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of our assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $759.1 million as of April 30, 2013.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citibank, which is one of the lead lenders and an agent. At April 30, 2013, Autodesk had no outstanding borrowings on this line of credit. This facility expires in May 2016. See Note 19, "Subsequent Events," for additional information about our credit facility.

13. Restructuring

During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing. The plan included a reduction of approximately 500 positions and the consolidation of eight leased facilities with a total cost of up to $52.0 million ("Fiscal 2013 Plan"). During the three months ended April 30, 2013, Autodesk recorded restructuring charges of $0.4 million. Of this amount, $0.3 million was recorded for one-time termination benefits and other costs and $0.1 million was recorded for facilities-related costs. The one-time termination benefits have been substantially paid as of January 31, 2013. Autodesk expects to pay the facility related liabilities through the fourth quarter of fiscal 2019.

The following table sets forth the restructuring activities during the three months ended April 30, 2013.

	Balance at January 31, 2013	Additions	Payments	Adjustments(1)	Balances at April 30, 2013
Fiscal 2013 Plan
Employee termination costs	$4.5	$0.4	$(4.6)	$(0.1)	$0.2
Lease termination and asset costs	2.8	—	(0.6)	0.1	2.3
Total	$7.3	$0.4	$(5.2)	$—	$2.5
Current portion(2)	$5.8				$1.2
Non-current portion(2)	1.5				1.3
Total	$7.3				$2.5
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2013, Autodesk repurchased and retired 3.2 million shares at an average repurchase price of $40.18 per share. Common stock and additional paid-in capital and retained earnings were reduced by $61.5 million and $67.7 million, respectively, during the three months ended April 30, 2013.

At April 30, 2013, 29.0 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the three months ended April 30, 2013, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2013 and January 31, 2013:

	April 30, 2013	January 31, 2013
Net gain on derivative instruments	$12.7	$2.8
Net unrealized gain on available-for-sale securities	4.8	4.6
Unfunded portion of pension plans	(14.7)	(14.7)
Foreign currency translation adjustments	(4.8)	1.6
Accumulated other comprehensive loss	$(2.0)	$(5.7)

Reclassifications from Accumulated other comprehensive loss to Net income for the three months ended April 30, 2013 were not significant.

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

	Three Months Ended April 30,
	2013	2012
Numerator:
Net income	$55.6	$78.9
Denominator:
Denominator for basic net income per share—weighted average shares	223.8	228.1
Effect of dilutive securities	5.5	6.0
Denominator for dilutive net income per share	229.3	234.1
Basic net income per share	$0.25	$0.35
Diluted net income per share	$0.24	$0.34

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2013 and 2012, 8.2 million and 9.1 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: PSEB, Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). Autodesk has no material inter-segment revenue.

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

M&E consists of two product groups: Animation, including design visualization, and Creative Finishing. Animation products, such as Autodesk Maya, Autodesk 3ds Max, and the Autodesk Entertainment Creation Suites, provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects and games production. M&E products are also included in a number of PSEB, AEC, and MFG focused suites. Creative Finishing products provide editing, finishing and visual effects design and color grading.

All of Autodesk’s reportable segments distribute their respective products primarily through authorized resellers and distributors and, to a lesser extent, through direct sales to end-users.

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 9, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2013	2012
Net revenue:
Platform Solutions and Emerging Business (1)	$212.7	$226.8
Architecture, Engineering and Construction (1)	172.1	165.7
Manufacturing	139.1	145.6
Media and Entertainment	46.5	50.5
	$570.4	$588.6
Gross profit:
Platform Solutions and Emerging Business (1)	$195.2	$213.6
Architecture, Engineering and Construction (1)	155.5	151.2
Manufacturing	127.5	134.3
Media and Entertainment	37.0	41.8
Unallocated (2)	(12.3)	(11.1)
	$502.9	$529.8
 _______________

(1)	The fiscal 2013 quarterly segment revenue amounts have been updated to conform with the current period's presentation.

(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2013	2012
Net revenue:
Americas
U.S.	$166.4	$166.0
Other Americas	35.8	41.6
Total Americas	202.2	207.6
Europe, Middle East and Africa	216.2	224.4
Asia Pacific
Japan	76.8	76.3
Other Asia Pacific	75.2	80.3
Total Asia Pacific	152.0	156.6
Total net revenue	$570.4	$588.6

19. Subsequent Events

On May 23, 2013, Autodesk amended and restated the credit agreement that provides for the $400.0 million unsecured revolving credit facility described in Note 12, “Borrowing Arrangements.” The amended and restated credit agreement extends the facility's maturity date from May 2016 to May 2018 and reduces facility fees and interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product type and geography) and operating expenses, the effectiveness of our internal reorganization and restructuring efforts, the effectiveness of efforts to reduce our operating expenses, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk’s vision is to help people imagine, design and create a better world. We do this by developing software for the world’s designers, architects, engineers, and digital artists, professionals and non-professionals alike—the people who create the world's products, buildings, infrastructure, films, and games. Autodesk serves customers in three primary markets: architecture, engineering and construction; manufacturing; and digital media and entertainment.

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

By innovating within existing technology categories, we bring powerful new design capabilities to volume markets. Our products are designed to be easy-to-learn and use, and to provide customers with a low cost of deployment, a low total cost of ownership, and a rapid return on investment. In addition, our software architecture allows for extensibility and integration with other products. The breadth of our technology and product line gives us a unique competitive advantage, because it allows our customers to address a wide variety of problems in ways that transcend industry and disciplinary boundaries. This is particularly important in helping our customers address the complex challenges mentioned above. We also believe that our technological leadership and global brand recognition have positioned us well for long-term growth and industry leadership.

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, faculty and students is a key competitive advantage. This network of relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with our products and extend them for a variety of specialized applications.

We offer extensive educational programs supporting our software and services that include providing educational licenses for our software to all students and teachers for little or no fees. For example, during the three months ended April 30, 2013, we initiated a new program offering minimal cost software licenses to educational institutions in emerging economies. Through our partners, we also offer curricula and faculty development opportunities to educational institutions worldwide.  Through these programs we intend to further Science, Technology, Engineering and Math (STEM) education initiatives. With an extensive global community of students who are experienced with our software and poised to become the next generation of professional users - our goal is to reduce the cost of training and education of new talent for our customers.

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

Our growth strategy is predicated upon leading the transition in the industries we serve into the cloud in three ways:

•
Grow. We believe opportunity remains in our PC-based software business, and we intend to continue to grow this business. In particular we are offering product suites with improved interoperability and usability to enhance our customers' productivity. We are continuing to drive maintenance and new licensing models to better match the business needs of our customers. We will continue to emphasize developing direct relationships with large, global customers and pursuing opportunities in emerging economies.

•
Transform. At the same time we grow our desktop software business, we are migrating many of our products to the cloud. This entails development of new cloud computing infrastructure and redesigning our applications to leverage the cloud. We are also developing new capabilities that are enabled by the cloud such as collaborative Product Lifecycle Management ("PLM") and online simulation. Our goal is to lead our industry in transitioning to the cloud.

•
Expand. We believe that the combination of cloud, social and mobile computing affords us the opportunity to expand our business into new markets. For example, we have added new customers through our consumer products. We intend to continue to develop our business to both add new customers and find new capabilities to incorporate in our core business.

We believe that expanding our customers' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three months ended April 30, 2013, revenue from suites increased 8% as compared to the same period in the prior fiscal year. As a percentage of revenue, suites consisted of 31% of our net revenue in the three months ended April 30, 2013 as compared to 28% of our net revenue in the three months ended April 30, 2012.

Expanding our geographic coverage is another key element of our growth strategy. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. Although revenue from emerging economies decreased 8% during the three months ended April 30, 2013 as compared to the same period of the prior fiscal year, we believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 13% of net revenue for the three months ended April 30, 2013, as compared to 14% of net revenue for the three months ended April 30, 2012. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy and different purchase patterns as compared to the developed world.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology and businesses as compelling opportunities become available.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2013. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Updates on the relevant periodic financial disclosures related to these policies are provided below.

Income Taxes. We currently have $190.3 million of net deferred tax assets, primarily a result of tax credits, net operating losses, capital losses, and timing differences for reserves, accrued liabilities, stock options and restricted stock units, fixed assets, deferred revenue, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against U.S. and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and that such challenges may have a significant impact on our effective tax rate.

Overview of the Three Months Ended April 30, 2013

(in millions)	Three Months Ended April 30, 2013	As a % of Net Revenue	Three Months Ended April 30, 2012	As a % of Net Revenue
Net Revenue	$570.4	100%	$588.6	100%
Cost of revenue	67.5	12%	58.8	10%
Gross Profit	502.9	88%	529.8	90%
Operating expenses	421.5	74%	435.8	74%
Income from Operations	$81.4	14%	$94.0	16%

Our results in the three months ended April 30, 2013, as compared to the same period in the prior fiscal year, reflect the current uneven global economic environment, which has impacted our business on almost every front. During the three months ended April 30, 2013, as compared to same period in the prior fiscal year, net revenue decreased 3%, gross profit decreased 5% and income from operations decreased 13%. Contributing to the year over year decreases in revenue during the three months ended April 30, 2013 were decreases in license and other revenue partially offset by increases in subscription revenue. We experienced decreases in revenue for many of our major products, reportable segments and geographic areas during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year. The reasons for these decreases are discussed below under the heading "Results from Operations."

Revenue from flagship products was 55% of total net revenue during the three months ended April 30, 2013, a decrease of 9% as compared to the same period in the prior fiscal year. Revenue from suites was 31% of total net revenue for the three months ended April 30, 2013, an increase of 8% as compared to the same period in the prior fiscal year. Revenue from new and adjacent products was flat as compared to the same period in the prior fiscal year at 14% of total net revenue during the three months ended April 30, 2013. We anticipate that, as our new and existing customers migrate from our stand-alone products, our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will decline as a percentage of revenue.

While net revenue decreased $18.2 million or 3% for the three months ended April 30, 2013, as compared to the same period in the prior fiscal year, our operating expenses also decreased by $14.3 million or 3% for the three months ended April 30, 2013. The decrease in operating expenses was primarily related to lower employee related costs and marketing related costs during the three months ended April 30, 2013. Similarly, income from operations decreased 13% in the three months ended April 30, 2013, as compared to the same period in the prior fiscal year, and our total operating margin decreased from 16% for the three months ended April 30, 2012 to 14% for the three months ended April 30, 2013 due primarily to lower revenue related to foreign currency exchange headwinds and increased costs of goods sold during the three months ended April 30, 2013.

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom and France. Our revenue was negatively impacted from foreign exchange rate changes during the three months ended April 30, 2013, as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2012 been in effect during the three months ended April 30, 2013 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2013, (“on a constant currency basis”), net revenue would have been flat compared to the prior fiscal year. During the three months ended April 30, 2013, total spend, defined as cost of revenue plus operating expenses, decreased 1% as reported and remained flat on a constant currency basis compared to the same periods in the prior fiscal year. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 25% and 22% of our consolidated net revenue during the three months ended April 30, 2013 and 2012, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Our primary goals for the remainder of fiscal 2014 are to grow revenue from our current levels consistent with seasonal trends, manage our operating margin, and to invest in product functionality and new product lines, including suites offerings, while controlling our operating expenses. In addition, we will continue to look closely at our cost structure to find ways to improve our operating margin while allowing continued investment in growth and productivity initiatives. We believe net revenue for fiscal 2014 will increase by approximately 3% compared to fiscal 2013. We anticipate fiscal 2014 operating margin will increase by approximately 50 to 100 basis points compared to fiscal 2013. There can be no assurance that we will achieve our financial goals and improve our financial results. Additionally, we believe that unemployment rates and the availability of credit to major industries we serve are important indicators for our business. If we are unable to successfully achieve our major business initiatives or if global economic conditions deteriorate, we may not achieve our financial goals.

At April 30, 2013, we had $2,479.9 million in cash and marketable securities. We completed the three months ended April 30, 2013 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the end of the fiscal year ended January 31, 2013. Our deferred revenue balance at April 30, 2013 included $754.9 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. We repurchased 3.2 million shares of our common stock for $129.2 million during the three months ended April 30, 2013. Comparatively, we repurchased 2.5 million shares of our common stock for $99.2 million during the three months ended April 30, 2012.

Results of Operations

Net Revenue

	Three Months Ended	Increase/(Decrease) compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2013	$	%	April 30, 2012
Net Revenue:
License and other	$323.5	$(31.7)	(9)%	$355.2
Subscription	246.9	13.5	6%	233.4
	$570.4	$(18.2)	(3)%	$588.6
Net Revenue by Geographic Area:
Americas	$202.2	$(5.4)	(3)%	$207.6
Europe, Middle East and Africa	216.2	(8.2)	(4)%	224.4
Asia Pacific	152.0	(4.6)	(3)%	156.6
	$570.4	$(18.2)	(3)%	$588.6
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$212.7	$(14.1)	(6)%	$226.8
Architecture, Engineering and Construction	172.1	6.4	4%	165.7
Manufacturing	139.1	(6.5)	(4)%	145.6
Media and Entertainment	46.5	(4.0)	(8)%	50.5
	$570.4	$(18.2)	(3)%	$588.6

License and Other Revenue

License and other revenue consists of two components: all forms of product license revenue and other revenue. Product license revenue includes: software license revenue from the sale of new seat licenses and upgrades and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

Total license and other revenue decreased 9% during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012. This decrease was primarily due to a 9% decrease in product license revenue as compared to the same period in the prior fiscal year. The decline in product license revenue was primarily due to a 13% decline in revenue from our flagship products partially offset by a 3% increase in our suites products.

During the three months ended April 30, 2013, 23 percentage points of the 9% decrease in product licenses revenue were due to the decrease in the number of seats sold offset by 14 percentage points due to an increase in the average net revenue per seat. Product license revenue, as a percentage of license and other revenue, was 86% for the three months ended April 30, 2013 and 2012, respectively.

During the three months ended April 30, 2013, total other revenue represented 14% of License and other revenue. Other revenue decreased by 11% during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012 primarily due to a 51% decrease in our education products as we began offering software licenses to educational institutions in emerging economies at little or no cost during the three months ended April 30, 2013, consistent with our strategy.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $18.3 million during the three months ended April 30, 2013 from $20.0 million at January 31, 2013 to $1.7 million at April 30, 2013. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Subscription Revenue

Our subscription revenue consists of two components: maintenance revenue for our software products and revenue for our cloud service offerings, including Autodesk 360. Our maintenance program provides our commercial and educational customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years but can occasionally be as long as five years.

Revenue for our cloud subscription represented less than 3% of subscription revenue for all periods presented. Revenue for our cloud subscription services is recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Subscription revenue increased 6% during the three months ended April 30, 2013, as compared to the three months ended April 30, 2012, primarily due to a 6% increase in commercial maintenance revenue. The 6% increase in commercial maintenance revenue was due to a 3 percentage point increase from net revenue per maintenance seat and a 3 percentage point increase from commercial enrollment during the corresponding maintenance contract term. Commercial maintenance revenue represented 96% of subscription revenue for both the three months ended April 30, 2013 and 2012.

Changes in subscription revenue lag changes in net billings for subscription contracts because we recognize the revenue from those contracts ratably over their contract terms. Net subscription billings increased 8% during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year primarily due to an increase in one year maintenance contracts.

Our deferred revenue balance at April 30, 2013 and January 31, 2013 included $754.9 million and $733.5 million, respectively, related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts.

Net Revenue by Geographic Area

Net revenue in the Americas geography decreased by 3% during the three months ended April 30, 2013, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 7% decrease in our flagship products in this geography partially offset by a 7% increase in our new and adjacent products during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. Suites revenue remained flat during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. The decrease in our revenue in this geography was led by Canada and Brazil partially offset by an increase in Mexico.

Net revenue in the EMEA geography decreased by 4%, or increased by 1% on a constant currency basis, during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year. This decrease was primarily due to a 12% decrease in our flagship products in this geography partially offset by a 16% increase in our suites products during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012.The decrease in our revenue in this geography was led by Sweden, Ireland and the Netherlands partially offset by an increase in revenue from Finland and United Kingdom.

Net revenue in the APAC geography decreased by 3% and increased by 1% on a constant currency basis, during the three months ended April 30, 2013, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 7% decrease in our flagship products in this geography partially offset by an 8% increase in our suites products during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. The decrease in our revenue in this geography during the three months ended April 30, 2013 was led by South Korea and Australia partially offset by an increase in Japan.

Net revenue in emerging economies decreased 8% during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year, primarily due to decreases in revenue from Brazil and the Russian Federation partially offset by an increase in Mexico. Revenue from emerging economies represented 13% and 14% of total net revenue during the three months ended April 30, 2013 and 2012, respectively.

International net revenue represented 71% and 72% of our total net revenue for the three months ended April 30, 2013 and 2012, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

During the three months ended April 30, 2013, net revenue for PSEB decreased 6% as compared to the same period of the prior fiscal year primarily due to a 7% and 5% decrease in revenue from our flagship products, AutoCAD and AutoCAD LT products, respectively.

During the three months ended April 30, 2013, net revenue for AEC increased 4% as compared to the same period of the prior fiscal year primarily due to a 14% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite, partially offset by a 16% decrease in revenue from our flagship product, AutoCAD Architecture.

During the three months ended April 30, 2013, net revenue for MFG decreased 4% as compared to the same period of the prior fiscal year primarily due to a 39% decrease in revenue from our flagship product, AutoCAD Mechanical, partially offset by an 8% increase in revenue from our MFG suites, which includes the Autodesk Product Design Suite.

During the three months ended April 30, 2013, net revenue for M&E decreased 8% as compared to the same period in the prior fiscal year, primarily due to a 9% decrease in revenue from Animation and a 5% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 17% decrease in revenue from our flagship product, 3Ds Max, a 38% decrease in revenue from our new and adjacent Middleware products and a 12% decrease in revenue from our M&E suites, which includes our Autodesk Entertainment Creation Suite. The decline in Creative Finishing was marked by weakening demand across all geographic regions. As more of our customers move to our suites products, our revenue on stand-alone products like 3Ds Max may decrease because it is included in a number of our various segments' suites. This move to our suites is part of our strategy and represents a growth opportunity for us over the long-term.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2013	$	%	April 30, 2012
Cost of revenue:
License and other	$44.4	$3.6	9%	$40.8
Subscription	23.1	5.1	28%	18.0
	$67.5	$8.7	15%	$58.8
As a percentage of net revenue	12%			10%

Cost of license and other revenue includes labor costs of product setup and fulfillment and costs of fulfilling consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), costs associated with transferring our software to electronic media, physical media, packaging materials and shipping and handling costs.

Cost of license and other revenue increased 9% during the three months ended April 30, 2013, as compared to the same period in the prior fiscal year, primarily due to an increase in lower margin hardware sales and increase in consulting support costs.

Cost of subscription revenue includes labor costs of providing product support to our maintenance and cloud subscription customers, including rent and occupancy, shipping and handling costs, professional services fees costs related to operating our network infrastructure, including depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations. Cost of subscription revenue increased 28% during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year, due to higher cloud services-related expenses.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to slightly increase in absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, primarily due to an increase in costs associated with meeting our major business initiatives.

Marketing and Sales

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2013	$	%	April 30, 2012
Marketing and sales	$208.8	$(14.4)	(6)%	$223.2
As a percentage of net revenue	37%			38%

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

Marketing and sales expenses decreased 6% for the three months ended April 30, 2013 as compared to the same period in the prior fiscal year primarily due to a decrease in marketing related costs, professional fees and employee-related costs related to bonus and salaries.

For the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, we expect marketing and sales expense to remain relatively consistent in absolute dollars and as a percentage of net revenue.

Research and Development

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2013	$	%	April 30, 2012
Research and development	$150.8	$(1.9)	(1)%	$152.7
As a percentage of net revenue	26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses decreased 1% during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year, primarily due to a decrease in employee-related costs related to bonuses and fringe benefits partially offset by increase in salaries.

For the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, we expect research and development expense to remain relatively consistent in absolute dollars and as a percentage of net revenue.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2013	$	%	April 30, 2012
General and administrative	$61.5	$1.6	3%	$59.9
As a percentage of net revenue	11%			10%

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

General and administrative expenses increased 3% during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year, primarily due to an increase in amortization of acquisition related customer relationships and trade names and employee-related costs related to salaries and stock-based compensation expense partially offset by a decrease in bonuses.

For the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, we expect general and administrative expenses to remain relatively consistent in absolute dollars and as a percentage of net revenue.

Restructuring Charges, Net

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2013	$	%	April 30, 2012
Restructuring charges, net	$0.4	$0.4	*	$—
As a percentage of net revenue	*			*
 _______________
* Percentage is not meaningful

During the third quarter of fiscal 2013, we initiated a restructuring plan that included a reduction in force and the consolidation of certain leased facilities. During the three months ended April 30, 2013, we recorded an incremental restructuring charge of $0.4 million. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other (expense) income, net:

	Three Months Ended April 30,
(in millions)	2013	2012
Interest and investment (expense) income, net	$(3.1)	$2.4
(Loss) gain on foreign currency	(4.4)	—
(Loss) gain on strategic investments	(1.1)	1.1
Other income	(0.2)	—
Interest and other (expense) income, net	$(8.8)	$3.5

Interest and other (expense) income, net, decreased $12.3 million during the three months ended April 30, 2013, as compared to the same period in the prior fiscal year, primarily due to a reduction in our net interest and investment income and losses on foreign currency.

The decrease in interest and investment income, net, during the three months ended April 30, 2013, as compared to the same period in the prior fiscal year is primarily due to interest expense resulting from the issuance of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, and a decrease in the fair value of our trading securities that are marked-to-market each period. Interest and investment income fluctuates based on average cash, marketable securities and debt balances, average maturities and interest rates.

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

Our effective tax rate was 23% during the three months ended April 30, 2013 compared to 19% during the three months ended April 30, 2012. Our effective tax rate increased 4% during the three months ended April 30, 2013 as compared to the same period in the prior fiscal year primarily due to discrete tax benefits from closure of the statute of limitations during the first quarter of fiscal 2013 and lower tax benefits related to stock based compensation in the first quarter of fiscal 2014, partially offset by tax benefits from the reinstated federal research credit. Excluding the impact of these discrete tax items, the effective tax rate for the three months ended April 30, 2013 was 24% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

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

At April 30, 2013, we had net deferred tax assets of $190.3 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2013, and 2012, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended April 30,
	2013	2012
	(Unaudited)
Gross profit	$502.9	$529.8
Non-GAAP gross profit	$515.2	$540.9
Gross margin	88%	90%
Non-GAAP gross margin	90%	92%
Income from operations	$81.4	$94.0
Non-GAAP income from operations	$136.9	$145.0
Operating margin	14%	16%
Non-GAAP operating margin	24%	25%
Net income	$55.6	$78.9
Non-GAAP net income (1)	$96.3	$109.1
Diluted earnings per share (2)	$0.24	$0.34
Non-GAAP diluted earnings per share (1)(2)	$0.42	$0.47
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended April 30,
	2013	2012
	(Unaudited)
Gross profit	$502.9	$529.8
Stock-based compensation expense	1.5	1.3
Amortization of purchased intangibles	10.8	9.8
Non-GAAP gross profit	$515.2	$540.9
Gross margin	88%	90%
Stock-based compensation expense	—%	—%
Amortization of purchased intangibles	2%	2%
Non-GAAP gross margin	90%	92%
Income from operations	$81.4	$94.0
Stock-based compensation expense	33.5	33.4
Amortization of purchased intangibles	21.6	17.6
Restructuring charges	0.4	—
Non-GAAP income from operations	$136.9	$145.0
Operating margin	14%	16%
Stock-based compensation expense	6%	6%
Amortization of purchased intangibles	4%	3%
Restructuring charges	—%	—%
Non-GAAP operating margin	24%	25%
Net income	$55.6	$78.9
Stock-based compensation expense	33.5	33.4
Amortization of purchased intangibles	21.6	17.6
Restructuring charges	0.4	—
Loss (gain) on strategic investments (1)	1.1	(1.1)
Discrete tax provision items	(0.5)	(6.3)
Income tax effect of non-GAAP adjustments	(15.4)	(13.4)
Non-GAAP net income	$96.3	$109.1
Diluted net income per share (2)	$0.24	$0.34
Stock-based compensation expense	0.15	0.14
Amortization of purchased intangibles	0.10	0.07
Restructuring charges	—	—
Loss (gain) on strategic investments (1)	—	—
Discrete tax provision items	—	(0.03)
Income tax effect of non-GAAP adjustments	(0.07)	(0.05)
Non-GAAP diluted net income per share (2)	$0.42	$0.47
 _______________
(1)Effective in the second quarter of fiscal 2013, Autodesk began excluding gains and losses on strategic investments for purposes of its non-GAAP financial measures. Prior period non-GAAP interest and other income (expense), net, net income and earnings per share amounts have been revised to conform to the current period presentation.
(2)Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

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

At April 30, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,479.9 million and net accounts receivable of $285.8 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. We amended and restated the credit facility in May 2013. The amended and restated credit facility expires in May 2018. See Note 19, "Subsequent Events," for additional information about our credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citibank and its global affiliates (“Citibank”). In addition, Citibank is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $2,365.4 million at January 31, 2013 to $2,479.9 million at April 30, 2013 is principally due to cash generated by operating activities, and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. These increases to cash, cash equivalents and marketable securities are partially offset by cash used for repurchases of common stock, acquisitions including business combination and technology purchases, capital expenditures, and other investing activities. We anticipate the cash proceeds from issuance of common stock will vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan ("ESP Plan").

The primary source for net cash provided by operating activities of $224.1 million for the three months ended April 30, 2013 was net income of $55.6 million increased by the cash effect of expenses totaling $66.6 million associated with depreciation and amortization and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $103.8 million. The primary source of working capital was a decrease in accounts receivable and increase in income tax payable. Our days sales outstanding in trade receivables was 46 at April 30, 2013 compared to 74 days at January 31, 2013. The days sales outstanding decrease relates primarily to seasonality in our subscription contract renewals; subscription billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were for payments for the reduction of the accrued compensation expense primarily related to a decrease in the employee bonus accrual.

At April 30, 2013, our short-term investment portfolio had an estimated fair value of $432.1 million and a cost basis of $426.9 million. The portfolio fair value consisted of $210.6 million invested in commercial paper and corporate securities, $73.9 million invested in U.S. government agency securities, $71.2 million invested in U.S. treasury securities, $38.4 million invested in mutual funds, $21.8 million invested in municipal securities, $14.9 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year $1.0 million of sovereign debt and $0.3 million invested in other short-term securities.

At April 30, 2013, $38.4 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; common stock repurchases; and capital expenditures, including the purchase and implementation of internal-use software applications.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology and businesses as compelling opportunities become available. Our decision to acquire businesses or technology is dependent on our business needs, the availability of suitable sellers and technology, and our own financial condition.

As of April 30, 2013, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

Our existing cash, cash equivalents and investment balances may decline in fiscal 2014 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Our borrowing capacity under the existing credit facility at June 5, 2013 is $400.0 million of which we have no amounts outstanding. This credit facility is available for working capital and general corporate purposes. In addition, as of June 5, 2013, we have $750.0 million aggregate principal amount of Senior Notes outstanding.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $399.0 million and $438.2 million at April 30, 2013 and January 31, 2013, respectively.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three months ended April 30, 2013, we repurchased 3.2 million of our common stock. At April 30, 2013, 29.0 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2013:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	—	$—	—	32,244.4
March 1 - March 30	2,766.7	40.28	2,766.7	29,477.7
April 1 - April 30	450.0	39.57	450.0	29,027.7
Total	3,216.7	$40.18	3,216.7
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.

(2)
These amounts correspond to the plans approved by the Board of Directors in June 2012 and December 2010 that authorized the repurchase of 30.0 million and 20.0 million shares, respectively. These plans do not have a fixed expiration date. At April 30, 2013, there are no further shares available for repurchase under the plan approved by the Board of Directors in December 2010.

There were no sales of unregistered securities during the three months ended April 30, 2013.

Off-Balance Sheet Arrangements

As of April 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

License and Other revenue — License and other revenue consists of two components: all forms of product license revenue and other revenue. Product license revenue includes: software license revenue from the sale of new seat licenses and upgrades. Other revenue consists of revenue from Creative Finishing, consulting and training services.

Maintenance — Our maintenance program provides our commercial and educational customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue over the term of the agreements, generally between one and three years.

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

Subscription — Autodesk subscription revenue consists of two components: maintenance revenue for our software products and revenue for our cloud service offerings, including Autodesk 360.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2013 and January 31, 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $399.0 million and $438.2 million at April 30, 2013 and January 31, 2013, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2013 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2013 and January 31, 2013 would increase the fair value of our foreign currency contracts by $35.2 million and $29.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2013 and January 31, 2013 would decrease the fair value of our foreign currency contracts by $19.3 million and $33.1 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At April 30, 2013, we had $1,843.4 million of cash equivalents and marketable securities, including $432.1 million classified as short-term marketable securities and $392.0 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would be $14.8 million and $19.5 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions in particular geographies, including Europe and emerging economies,

•	failure to produce sufficient revenue growth and profitability,

•	weak or negative growth in one or more of the industries we serve, including architecture, engineering and construction, manufacturing and digital media and entertainment markets,

•	dependence on and the timing of large transactions,

•	changes in product mix, pricing pressure or changes in product pricing,

•	changes in billings linearity,

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects,

•	lower growth or contraction of our upgrade or maintenance programs,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	the effectiveness of our internal business reorganization,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites,

•	the financial and business condition of our reseller and distribution channels,

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2013, approximately 85% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 25%, of our total net revenue for the three months ended April 30, 2013 as compared to 22% of our total net revenue for the three months ended April 30, 2012. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 71% of our net revenue in the three months ended April 30, 2013. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part II, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, earnings or key performance metrics;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	changes in estimates of future results or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. Customers are also reconsidering the manner in which they license software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing cloud-based services and delivery of our solutions on mobile devices and new hardware platforms to enable our customers to be more agile and collaborative on their projects. We are also developing consumer products for digital art, personal design and creativity, and home design. We devote significant resources to the development of new technologies, such as our cloud-based and mobile services, design and entertainment products, digital prototyping and collaboration products and consumer products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites. We are making such investments through our internal reorganization efforts and further development and enhancement of our existing products, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs. Market acceptance of these new technologies, business models or methods will be dependent on our ability to (1) include functionality and usability in such releases that address certain customer requirements with which our operating history is not extensive, and (2) to optimally price and deliver our products in light of marketplace conditions, our costs and customer demand. Customer adoption of our cloud, mobile, and social computing services may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In addition, our cloud, mobile, and social computing offerings price and deliver our products and services in a way that differs from our historical pricing and delivery methods. If we are not able to meet customer requirements, either with respect to our software products or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2013, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 34% of our total net revenue.

A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.

We make significant efforts to maintain the security and integrity of our product source code and computer systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, backdoor trojans and distributed denial of service (DDoS) attacks. Any of the foregoing could attack our products and computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk. Like all software products, our software is vulnerable to such cyber attacks. In the past, hackers have targeted our software, and they may do so in the future. The impact of cyber attacks could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.

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

We rely on a combination of patent, copyright and trademark laws, trade secret protections, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. While we have recovered some revenue resulting from the unauthorized use of our software products, we are unable to measure the extent to which piracy of our software products exists and we expect that software piracy will remain a persistent problem, particularly in emerging economies. Furthermore, our means of protecting our proprietary rights may not be adequate.

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

Although we have determined that our internal control over financial reporting was effective as of January 31, 2013, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

We issued $750.0 million aggregate principal amount of senior unsecured notes in a debt offering in December 2012 and have an existing $400.0 million revolving credit facility, and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

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

We also have a $400.0 million revolving credit facility. As of April 30, 2013, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended April 30, 2013.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

3.1	Bylaws, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed on March 25, 2013)

10.1*	Carl Bass Employment Agreement, dated March 21, 2013 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on March 25, 2013)

10.2*
Participants, target awards and payout formulas for fiscal year 2014 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 25, 2013)

10.3*	Description of Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 25, 2013)

10.4*	Description of Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 25, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: June 5, 2013

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)