Form 10-Q
period 2013-07-31
AUTODESK INC
filed 2013-09-03
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

As of August 27, 2013, registrant had outstanding approximately 223.0 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net revenue:
License and other	$313.2	$334.0	$636.7	$689.2
Subscription	248.5	234.7	495.4	468.1
Total net revenue	561.7	568.7	1,132.1	1,157.3
Cost of revenue:
Cost of license and other revenue	42.8	42.5	87.2	83.3
Cost of subscription revenue	25.0	17.3	48.1	35.3
Total cost of revenue	67.8	59.8	135.3	118.6
Gross profit	493.9	508.9	996.8	1,038.7
Operating expenses:
Marketing and sales	198.1	212.4	406.9	435.6
Research and development	148.9	144.9	299.7	297.6
General and administrative	61.6	58.7	123.1	118.6
Restructuring charges, net	1.7	—	2.1	—
Total operating expenses	410.3	416.0	831.8	851.8
Income from operations	83.6	92.9	165.0	186.9
Interest and other (expense) income, net	(1.8)	(0.8)	(10.6)	2.7
Income before income taxes	81.8	92.1	154.4	189.6
Provision for income taxes	(20.1)	(27.5)	(37.1)	(46.1)
Net income	$61.7	$64.6	$117.3	$143.5
Basic net income per share	$0.28	$0.28	$0.52	$0.63
Diluted net income per share	$0.27	$0.28	$0.51	$0.62
Weighted average shares used in computing basic net income per share	223.1	227.8	223.6	228.0
Weighted average shares used in computing diluted net income per share	228.3	232.1	229.3	233.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net income	$61.7	$64.6	$117.3	$143.5
Other comprehensive income (loss), net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $0.0, $0.3, $0.2 and ($0.3))	(5.0)	6.9	4.9	3.5
Change in net unrealized gain on available-for-sale securities (net of tax effect of ($0.1), ($2.0), $0.1 and ($2.6))	(1.3)	(0.5)	(1.1)	0.4
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $0.5, ($0.2), $1.8 and $1.8)	0.8	(9.5)	(5.6)	(9.2)
Total other comprehensive (loss)	(5.5)	(3.1)	(1.8)	(5.3)
Total comprehensive income	$56.2	$61.5	$115.5	$138.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,401.0	$1,612.2
Marketable securities	596.9	342.1
Accounts receivable, net	303.9	495.1
Deferred income taxes	51.6	42.2
Prepaid expenses and other current assets	83.1	60.8
Total current assets	2,436.5	2,552.4
Marketable securities	410.1	411.1
Computer equipment, software, furniture and leasehold improvements, net	133.4	114.9
Purchased technologies, net	63.1	76.0
Goodwill	903.2	871.5
Deferred income taxes, net	125.3	122.8
Other assets	151.7	159.7
	$4,223.3	$4,308.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.4	$94.2
Accrued compensation	125.7	189.6
Accrued income taxes	42.5	13.9
Deferred revenue	636.9	647.0
Other accrued liabilities	76.4	99.0
Total current liabilities	955.9	1,043.7
Deferred revenue	168.6	187.6
Long term income taxes payable	203.4	194.2
Long term notes payable, net of discount	746.0	745.6
Other liabilities	98.3	94.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,455.8	1,449.8
Accumulated other comprehensive loss	(7.5)	(5.7)
Retained earnings	602.8	599.1
Total stockholders’ equity	2,051.1	2,043.2
	$4,223.3	$4,308.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2013	2012
Operating activities:
Net income	$117.3	$143.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	65.1	58.1
Stock-based compensation expense	64.6	66.9
Excess tax benefits from stock-based compensation	(3.2)	(28.1)
Restructuring charges, net	2.1	—
Other operating activities	2.0	3.9
Changes in operating assets and liabilities, net of business combinations	41.5	2.1
Net cash provided by operating activities	289.4	246.4
Investing activities:
Purchases of marketable securities	(697.3)	(725.3)
Sales of marketable securities	215.1	138.9
Maturities of marketable securities	231.9	250.5
Capital expenditures	(42.6)	(28.2)
Acquisitions, net of cash acquired	(47.2)	(69.2)
Other investing activities	(5.4)	(18.0)
Net cash used in investing activities	(345.5)	(451.3)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	79.8	158.8
Repurchases of common stock	(239.8)	(210.3)
Excess tax benefits from stock-based compensation	3.2	28.1
Net cash (used in) financing activities	(156.8)	(23.4)
Effect of exchange rate changes on cash and cash equivalents	1.7	1.6
Net (decrease) in cash and cash equivalents	(211.2)	(226.7)
Cash and cash equivalents at beginning of fiscal year	1,612.2	1,156.9
Cash and cash equivalents at end of period	$1,401.0	$930.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of July 31, 2013, and for the three and six months ended July 31, 2013, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2014, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed on March 18, 2013.

Reclassifications

During the first quarter of fiscal 2014, Autodesk combined maintenance revenue and cloud services offering-related revenue into one category named “Subscription.” As a result, revenue and cost of revenue related to cloud service offerings previously reflected in “License and other revenue” and “Cost of license and other revenue” were reclassified to “Subscription revenue” and “Cost of subscription revenue.” These revenues and expenses have been reclassified in the Consolidated Statements of Operations for the three and six months ended July 31, 2012 to conform to the current period presentation as follows:

	Three Months Ended	Six Months Ended
	July 31, 2012	July 31, 2012
Reclassifications within revenue:
(Decrease) to license and other revenue	$(6.5)	$(12.3)
Increase to subscription revenue	6.5	12.3
Reclassifications within cost of revenue:
(Decrease) to cost of license and other revenue	$(6.6)	$(12.9)
Increase to cost of subscription revenue	6.6	12.9

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2013, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Six Months Ended July 31, 2013

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11 regarding ASC Topic 740 “Income Tax.” This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for Autodesk's fiscal year beginning February 1, 2014. Early adoption is permitted. At this time, Autodesk expects that the adoption of this ASU will impact the presentation of tax assets and liabilities on the statement of financial position, but will not impact its consolidated financial position, results of operations or cash flows.

3. Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 24% and 25% of Autodesk’s total net revenue for the three and six months ended July 31, 2013, respectively, and 23% and 22% of Autodesk's total net revenue for the three and six months ended July 31, 2012, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business ("PSEB") segment and is for sales made outside of the United States. In addition, Tech Data accounted for 26% and 23% of trade accounts receivable at July 31, 2013 and January 31, 2013, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2013 and January 31, 2013:

	July 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$247.5	$—	$—	$247.5	$7.8	$239.7	$—
Corporate bond	1.5	—	—	1.5	1.5	—	—
Commercial paper	331.0	—	—	331.0	—	331.0	—
Money market funds	244.6	—	—	244.6	—	244.6	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	261.8	0.1	(0.1)	261.8	95.3	166.5	—
Certificates of deposit and time deposits	151.4	—	—	151.4	—	151.4	—
U.S. treasury securities	28.0	—	—	28.0	28.0	—	—
U.S. government agency securities	87.4	—	—	87.4	87.4	—	—
Municipal securities	27.1	—	—	27.1	27.1	—	—
Other (2)	1.3	—	—	1.3	0.4	0.9	—
Short-term trading securities
Mutual funds	33.7	6.2	—	39.9	39.9	—	—
Long-term available for sale
Corporate debt securities	186.2	0.7	(0.2)	186.7	186.7	—	—
U.S. treasury securities	133.7	0.1	(0.1)	133.7	133.7	—	—
U.S. government agency securities	39.0	—	—	39.0	39.0	—	—
Municipal securities	49.9	—	(0.2)	49.7	49.7	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Convertible debt securities (3)	21.4	3.0	(3.0)	21.4	—	—	21.4
Derivative contracts (4)	11.6	6.9	(4.5)	14.0	—	4.3	9.7
Total	$1,858.1	$17.0	$(8.1)	$1,867.0	$696.5	$1,139.4	$31.1
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of sovereign debt and other short-term securities.

(3)	Considered “available for sale" and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$392.4	$—	$—	$392.4	$17.2	$375.2	$—
Corporate bond	1.8	—	—	1.8	1.8	—	—
Commercial paper	263.3	—	—	263.3	—	263.3	—
Money market funds	596.3	—	—	596.3	—	596.3	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	122.9	0.1	—	123.0	40.4	82.6	—
Certificates of deposit and time deposits	15.1	—	—	15.1	10.0	5.1	—
U.S. treasury securities	83.3	—	—	83.3	83.3	—	—
U.S. government agency securities	79.5	—	—	79.5	79.5	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	31.1	4.2	—	35.3	35.3	—	—
Long-term available for sale
Corporate debt securities	172.1	1.4	—	173.5	173.5	—	—
U.S. treasury securities	145.2	0.1	—	145.3	145.3	—	—
U.S. government agency securities	50.8	0.2	—	51.0	51.0	—	—
Municipal securities	36.0	0.1	—	36.1	36.1	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.1	1.6	(2.2)	17.5	—	—	17.5
Derivative contracts (3)	10.2	9.2	(5.9)	13.5	—	2.8	10.7
Total	$2,029.2	$16.9	$(8.1)	$2,038.0	$678.3	$1,327.3	$32.4
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available for sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and six months ended July 31, 2013.

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

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2013 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2013	$10.7	$17.5	$4.2	$32.4
Purchases	1.3	3.1	—	4.4
Settlements	—	—	(4.0)	(4.0)
Net realized losses	—	—	(0.2)	(0.2)
Net unrealized (losses) gains	(2.3)	0.8	—	(1.5)
Balance at July 31, 2013	$9.7	$21.4	$—	$31.1

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	July 31, 2013
	Cost	Fair Value
Due in 1 year	$557.0	$557.0
Due in 1 year through 5 years	431.2	431.5
Due in 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$988.2	$988.5

As of July 31, 2013 and January 31, 2013, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the six months ended July 31, 2013, Autodesk recorded no other-than-temporary impairment on its privately held equity investments.

The sale or settlement of "available-for-sale securities" during the six months ended July 31, 2013 and 2012 resulted in a loss of $0.2 million and a gain of $5.0 million, respectively. The losses and gains were recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for the six months ended July 31, 2013 and 2012 were $447.0 million and $389.4 million, respectively.

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

The net notional amounts of these contracts are presented net settled and were $353.0 million at July 31, 2013 and $359.8 million at January 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $7.7 million remaining in “Accumulated other comprehensive loss” as of July 31, 2013 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market on a monthly basis with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $23.8 million at July 31, 2013 and $78.4 million at January 31, 2013.

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

Fair Value of Derivative Instruments

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2013 and January 31, 2013:

	Balance Sheet Location	Fair Value at
		July 31, 2013	January 31, 2013
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$4.7	$6.7
Derivatives not designated as hedging instruments	Other assets	9.7	10.7
Total derivative assets		$14.4	$17.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$0.4	$3.9
Total derivative liabilities		$0.4	$3.9
____________________

(1)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $7.5 million and $8.2 million at July 31, 2013 and January 31, 2013, respectively.

(2)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $3.2 million and $5.4 million at July 31, 2013 and January 31, 2013, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Amount of (loss) gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$(1.0)	$10.6	$12.6	$12.1
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$4.4	$6.1	$8.7	$12.4
Operating expenses	(0.5)	(2.4)	(1.0)	(3.9)
Total	$3.9	$3.7	$7.7	$8.5
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$(0.1)	$—	$—	$0.1

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Amount and location of gain recognized in income on derivatives
Interest and other (expense) income, net	$0.5	$—	$2.0	$1.0

5. Stock-based Compensation Expense

Stock Plans

As of July 31, 2013, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective in January 2012. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of July 31, 2013, 9.0 million shares subject to options and restricted stock units have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Stock Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At July 31, 2013, 12.9 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors' Plan was approved by Autodesk's stockholders in January 2012. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of July 31, 2013, 0.4 million restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At July 31, 2013, 2.2 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2013 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2013	19.0	$32.69
Granted (1)	—	—
Exercised	(2.7)	23.05
Canceled	(3.4)	44.53
Options outstanding at July 31, 2013	12.9	$31.53	4.2	$81.4
Options vested and exercisable at July 31, 2013	10.7	$30.14	3.6	$77.9
Options vested as of July 31, 2013 and expected to vest thereafter (2)	12.9	$31.50	4.2	$81.3
Options available for grant at July 31, 2013	15.1
 _______________

(1)	Autodesk did not grant stock options in the six months ended July 31, 2013.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $35.39 per share as of July 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of July 31, 2013, total compensation cost of $20.8 million related to non-vested options is expected to be recognized over a weighted average period of one year. The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three and six months ended July 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Pre-tax intrinsic value of options exercised (1)	$10.0	$5.6	$42.8	$65.9
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options outstanding and exercisable at July 31, 2013:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $19.55	2.6		$14.94		2.6		$14.94
$20.12 - $29.49	2.3		28.63		2.7		28.67
$29.50 - $34.53	2.4		31.78		2.7		31.64
$34.70 - $38.55	0.6		37.04		0.7		36.95
$41.62 - $49.80	2.8		42.78		4.2		42.54
	10.7	3.6	$30.14	$77.9	12.9	4.2	$31.53	$81.4
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $35.39 per share as of July 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock unit activity for the six months ended July 31, 2013 is as follows:

	Unreleased Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock units at January 31, 2013	5,020.8	$33.89
Granted	1,216.5	41.40
Released	(1,409.8)	34.19
Canceled	(282.8)	37.85
Performance Adjustment (1)	(14.0)	35.94
Unreleased restricted stock units at July 31, 2013	4,530.7	$36.98
 _______________

(1)
Based on Autodesk financial results for the performance period, the fiscal 2013 performance stock units were earned at 92.3% of the target award. The fiscal 2013 performance stock units will pay out at 92.3% percent of the target award; however, the vesting of the performance stock units is subject to the holders satisfying the remaining service condition of the awards.

During the six months ended July 31, 2013, Autodesk granted 0.7 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is primarily expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $17.1 million and $33.1 million during the three and six months ended July 31, 2013, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $12.5 million and $23.3 million during the three and six months ended July 31, 2012, respectively. As of July 31, 2013, total compensation cost not yet recognized of $87.3 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.6 years. At July 31, 2013, the number of restricted stock units granted but unreleased was 3.7 million.

During the six months ended July 31, 2013, Autodesk granted 0.5 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria is based upon annual revenue and non-GAAP operating margin goals adopted by the Compensation and Human Resource Committee (the “Annual Financial Results”), as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the straight-line method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $2.8 million and $5.5 million for the three and six months ended July 31, 2013, respectively. Autodesk recorded stock-based compensation expense related to PSUs of $2.1 million and $3.3 million during the three and six months ended July 31, 2012, respectively. As of July 31, 2013, total compensation cost not yet recognized of $7.1 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.4 years. At July 31, 2013, the number of PSUs granted but not vested was 0.8 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At July 31, 2013, a total of 34.7 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.5 million shares under the ESP Plan during the six months ended July 31, 2013 with an average price of $22.32 per share. During the six months ended July 31, 2012, Autodesk issued 1.6 million shares under the ESP Plan, at average prices of $21.63 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the six months ended July 31, 2013, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $11.84 per share. The weighted average grant date fair value of awards granted under the ESP Plan during the six months ended July 31, 2012, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $14.00 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2013 and 2012, respectively, as follows:

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012
Cost of license and other revenue	$0.9	$0.8
Cost of subscription	0.5	0.4
Marketing and sales	14.0	16.1
Research and development	10.2	10.4
General and administrative	5.5	5.8
Stock-based compensation expense related to stock awards and ESP Plan purchases	31.1	33.5
Tax benefit	(8.1)	(7.3)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$23.0	$26.2
	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012
Cost of license and other revenue	$1.8	$1.7
Cost of subscription	1.1	0.8
Marketing and sales	28.1	30.7
Research and development	21.1	21.5
General and administrative	12.5	12.2
Stock-based compensation expense related to stock awards and ESP Plan purchases	64.6	66.9
Tax benefit	(17.4)	(16.0)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$47.2	$50.9

Stock-based Compensation Expense Assumptions

Autodesk determines the grant-date fair value of its share-based payment awards using a Black-Scholes model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Three Months Ended July 31, 2013		Three Months Ended July 31, 2012
	Performance Stock Unit (1)	ESP Plan (2)	Stock Option (3)	ESP Plan (2)
Range of expected volatilities	N/A	N/A	41 - 43%	N/A
Range of expected lives (in years)	N/A	N/A	3.6 - 4.6	N/A
Expected dividends	N/A	N/A	—%	N/A
Range of risk-free interest rates	N/A	N/A	0.5 - 0.6%	N/A
Expected forfeitures	N/A	N/A	7.7%	N/A
	Six Months Ended July 31, 2013		Six Months Ended July 31, 2012
	Performance Stock Unit (1)	ESP Plan	Stock Option (3)	ESP Plan
Range of expected volatilities	34%	27 - 36%	41 - 45%	41 - 43%
Range of expected lives (in years)	N/A	0.5 - 2.0	3.6 - 4.6	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1 - 0.3%	0.5 - 0.8%	0.1 - 0.3%
Expected forfeitures	7.2 - 7.7%	7.2 - 7.7%	7.7 - 7.8%	7.7 - 7.8%
 _______________

(1)
Autodesk did not grant PSUs in the three and six months ended July 31, 2012 that were subject to market conditions. In addition, Autodesk did not grant PSUs in the three months ended July 31, 2013 that were subject to market conditions.

(2)	Autodesk did not grant shares under the ESP Plan in the three months ended July 31, 2013 and 2012.

(3)	Autodesk did not grant stock options in the three and six months ended July 31, 2013.

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

6. Income Tax

Autodesk’s effective tax rate was 25% and 24% during the three and six months ended July 31, 2013, respectively, compared to 30% and 24% during the three and six months ended July 31, 2012, respectively. Autodesk's effective tax rate decreased five percentage points during the three months ended July 31, 2013 as compared to the same period in the prior fiscal year primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment during the second quarter of fiscal 2013 and tax benefits from the reinstated federal research credit, partially offset by a discrete tax expense in the second quarter of fiscal 2014 related to the remeasurement of an uncertain tax position. Autodesk's effective tax rate remained flat during the six months ended July 31, 2013 as compared to the same period in the prior fiscal year. Excluding the impact of discrete tax items, the effective tax rate for each of the three and six month periods ended July 31, 2013 was 23% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

As of July 31, 2013, the Company had $219.6 million of gross unrecognized tax benefits, excluding interest, of which approximately $210.2 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At July 31, 2013, Autodesk had net deferred tax assets of $176.9 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.    Acquisitions

During the six months ended July 31, 2013, Autodesk completed total seven business combinations and technology acquisitions for total cash consideration of approximately $47.5 million. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the six months ended July 31, 2013:

Developed technologies	$9.3
Customer relationships	2.6
Trade name	1.1
Goodwill	33.6
Deferred tax asset	0.7
Net tangible assets	0.2
Total	$47.5

8. Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2013	January 31, 2013
Purchased technologies, at cost	$440.0	$431.0
Customer relationships, trade names, patents, user list, at cost (1)	261.9	259.5
	701.9	690.5
Less: Accumulated amortization	(587.3)	(546.3)
Other intangible assets, net	$114.6	$144.2
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill during the six months ended July 31, 2013, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2013
Goodwill	$129.5	$310.3	$389.9	$191.0	$1,020.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	129.5	310.3	389.9	41.8	871.5
Addition arising from other acquisitions	3.2	20.2	10.2	—	33.6
Effect of foreign currency translation and purchase accounting adjustments	0.6	(1.1)	(1.4)	—	(1.9)
Balance as of July 31, 2013
Goodwill	133.3	329.4	398.7	191.0	1,052.4
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$133.3	$329.4	$398.7	$41.8	$903.2

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

When assessing goodwill for impairment, Autodesk first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered in this assessment include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing a two-step quantitative impairment test is unnecessary. If a two-step quantitative impairment test is necessary, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on Autodesk's conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and assumptions occur, Autodesk may be required to record impairment charges. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts.

10. Deferred Compensation

At July 31, 2013, Autodesk had marketable securities totaling $1,007.0 million, of which $39.9 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $39.9 million at July 31, 2013, of which $4.4 million was classified as current and $35.5 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2013 was $35.3 million. The total related deferred compensation liability at January 31, 2013 was $35.3 million, of which $3.9 million was classified as current and $31.4 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2013	January 31, 2013
Computer software, at cost	$98.1	$95.1
Computer hardware, at cost	159.1	152.3
Leasehold improvements, land and buildings, at cost	176.2	152.4
Furniture and equipment, at cost	51.6	46.0
	485.0	445.8
Less: Accumulated depreciation	(351.6)	(330.9)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$133.4	$114.9

12. Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. The proceeds of the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $732.0 million as of July 31, 2013.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. In May 2013, Autodesk amended and restated the credit agreement extending the facility's maturity date from May 2016 to May 2018 and reducing facility fees and lowering borrowing costs by aligning margins with our recent public investment grade credit ratings. At July 31, 2013, Autodesk had no outstanding borrowings on this line of credit.

13. Restructuring

During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing ("Fiscal 2013 Plan"). The plan resulted in a reduction of approximately 500 positions and the consolidation of eight leased facilities, with an aggregate charge of $46.0 million to date. During the three and six months ended July 31, 2013, Autodesk recorded restructuring charges of $1.7 million and $2.1 million, respectively. As of July 31, 2013, the personnel and facilities related actions included in this restructuring plan were substantially complete.

The following table sets forth the restructuring activities during the six months ended July 31, 2013.

	Balance at January 31, 2013	Additions	Payments	Adjustments(1)	Balances at July 31, 2013
Fiscal 2013 Plan
Employee termination costs	$4.5	$0.5	$(4.9)	$(0.1)	$—
Lease termination and asset costs	2.8	1.5	(4.2)	0.2	0.3
Total	$7.3	$2.0	$(9.1)	$0.1	$0.3
Current portion(2)	$5.8				$0.2
Non-current portion(2)	1.5				0.1
Total	$7.3				$0.3
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2013, Autodesk repurchased and retired 3.1 million and 6.3 million shares at an average repurchase price of $36.38 and

$38.33 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $64.7 million and $45.9 million, respectively, during the three months ended July 31, 2013. Common stock and additional paid-in capital and retained earnings were reduced by $126.2 million and $113.6 million, respectively, during the six months ended July 31, 2013.

At July 31, 2013, 26.0 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the six months ended July 31, 2013, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2013 and January 31, 2013:

	July 31, 2013	January 31, 2013
Net gain on derivative instruments	$7.7	$2.8
Net unrealized gain on available-for-sale securities	3.5	4.6
Unfunded portion of pension plans	(14.7)	(14.7)
Foreign currency translation adjustments	(4.0)	1.6
Accumulated other comprehensive loss	$(7.5)	$(5.7)

Reclassifications from Accumulated other comprehensive loss to Net income for the six months ended July 31, 2013 were not significant.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Numerator:
Net income	$61.7	$64.6	$117.3	$143.5
Denominator:
Denominator for basic net income per share—weighted average shares	223.1	227.8	223.6	228.0
Effect of dilutive securities	5.2	4.3	5.7	5.1
Denominator for dilutive net income per share	228.3	232.1	229.3	233.1
Basic net income per share	$0.28	$0.28	$0.52	$0.63
Diluted net income per share	$0.27	$0.28	$0.51	$0.62

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three and six months ended July 31, 2013 , 7.2 million and 7.6 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share. For the three and six months ended July 31, 2012, 12.2 million and 10.0 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share.

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

PSEB includes Autodesk’s design product, AutoCAD. Autodesk’s AutoCAD product is a platform product that underpins the Company’s design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s AutoCAD product also provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB's revenue primarily includes revenue from sales of AutoCAD and AutoCAD LT, the Autodesk Design Suite and many other design products, including consumer design products, as well as from sales of licenses of other Autodesk's design products.

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Building Design Suites, AutoCAD Civil 3D, AutoCAD Map, and Autodesk Infrastructure Design Suites.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Product Design Suites, AutoCAD Mechanical, and Autodesk Moldflow products.

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

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of Autodesk's Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 9, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net revenue:
Platform Solutions and Emerging Business (1)	$197.3	$216.1	$410.0	$442.8
Architecture, Engineering and Construction (1)	177.1	162.6	349.2	328.3
Manufacturing	144.0	141.3	283.1	287.0
Media and Entertainment	43.3	48.7	89.8	99.2
	$561.7	$568.7	$1,132.1	$1,157.3
Gross profit:
Platform Solutions and Emerging Business (1)	$179.6	$202.8	$374.8	$416.4
Architecture, Engineering and Construction (1)	160.6	148.0	316.1	299.1
Manufacturing	132.3	130.0	259.8	264.4
Media and Entertainment	33.8	38.9	70.8	80.7
Unallocated (2)	(12.4)	(10.8)	(24.7)	(21.9)
	$493.9	$508.9	$996.8	$1,038.7
 _______________

(1)	The fiscal 2013 quarterly segment revenue amounts have been updated to conform with the current period's presentation.

(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net revenue:
Americas
U.S.	$164.6	$160.9	$331.0	$326.9
Other Americas	37.0	37.6	72.8	79.2
Total Americas	201.6	198.5	403.8	406.1
Europe, Middle East and Africa	201.8	209.6	418.0	434.0
Asia Pacific
Japan	68.9	69.9	145.7	146.2
Other Asia Pacific	89.4	90.7	164.6	171.0
Total Asia Pacific	158.3	160.6	310.3	317.2
Total net revenue	$561.7	$568.7	$1,132.1	$1,157.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” below, anticipated future net revenue, future operating margin and other future financial results (by product type and geography) and operating expenses, the effectiveness of our efforts to successfully manage transitions to new business models and markets, the effectiveness of efforts to reduce our operating expenses, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as, statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk’s vision is to help people imagine, design and create a better world. We do this by developing software and services for the world’s designers, architects, engineers, and digital artists, professionals and non-professionals alike—the people who create the world's products, buildings, infrastructure, films, and games. Autodesk serves customers in three primary markets: architecture, engineering and construction; manufacturing; and digital media and entertainment.

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

We offer extensive educational programs supporting our software and services that include providing educational licenses for our software to all students and teachers for little or no fees. For example, beginning the three months ended April 30, 2013, we initiated a new program granting software licenses to educational institutions in select regions and to key partners. Through our partners, we offer curricula and faculty development opportunities to educational institutions worldwide. Through these programs we intend to further Science, Technology, Engineering and Math (STEM) education initiatives. With an extensive global community of students who are experienced with our software and poised to become the next generation of professional users - our goal is to reduce the cost of training and education of new talent for our customers.

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

Our growth strategy is predicated upon leading the transition in the industries we serve into the cloud in three ways:

•
Grow. We believe opportunity remains in our desktop software business, and we intend to continue to grow this business. In particular we are offering product suites with improved interoperability and usability to enhance our customers' productivity. We are continuing to drive maintenance and new licensing models, including flexible license and service offerings, to better match the business needs of our customers. We will continue to emphasize developing direct relationships with large, global customers and pursuing opportunities in emerging economies.

•
Transform. At the same time we grow our desktop software business, we are migrating many of our products to the cloud. This entails development of new cloud computing infrastructure and redesigning our applications to leverage the cloud. We are also developing new capabilities that are enabled by the cloud such as collaborative Product Lifecycle Management (“PLM”) and online simulation. Our goal is to lead our industry in transitioning to the cloud.

•
Expand. We believe that the combination of cloud, social and mobile computing affords us the opportunity to expand our business into new markets. For example, we have added new customers through our consumer products. We intend to continue to develop our business to both add new customers and find new capabilities to incorporate in our core business.

We believe that expanding our products' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three and six months ended July 31, 2013, revenue from suites increased 18% and 13%, respectively, as compared to the same period in the prior fiscal year. As a percentage of revenue, suites consisted of 34% and 33% of our net revenue in the three and six months ended July 31, 2013, respectively, as compared to 29% and 28% of our net revenue in the three and six months ended July 31, 2012, respectively.

Expanding our geographic coverage is another key element of our growth strategy. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. Although revenue from emerging economies decreased 2% and 5% during the three and six months ended July 31, 2013, respectively, as compared to the same periods of the prior fiscal year, we believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 15% and 14% of net revenue for the three and six months ended July 31, 2013, respectively, as compared to 15% of net revenue for both the three and six months ended July 31, 2012. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy and different purchase patterns as compared to the developed world.

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

Our strategy depends upon a number of assumptions, including that we will be able to continue making our technology available to mainstream markets; leverage our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; improve the performance and functionality of our products; and adequately protect our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, see Part II, Item 1A, “Risk Factors.”

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

Income Taxes. We currently have $176.9 million of net deferred tax assets, primarily a result of tax credits, net operating losses, capital losses, and timing differences for reserves, accrued liabilities, stock options and restricted stock units, fixed assets, deferred revenue, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method change on advanced payments and valuation allowances against U.S. and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and that such challenges may have a significant impact on our effective tax rate.

Overview of the Three and Six Months Ended July 31, 2013

(in millions)	Three Months Ended July 31, 2013	As a % of Net Revenue	Three Months Ended July 31, 2012	As a % of Net Revenue
Net Revenue	$561.7	100%	$568.7	100%
Cost of revenue	67.8	12%	59.8	11%
Gross Profit	493.9	88%	508.9	89%
Operating expenses	410.3	73%	416.0	73%
Income from Operations	$83.6	15%	$92.9	16%

(in millions)	Six Months Ended July 31, 2013	As a % of Net Revenue	Six Months Ended July 31, 2012	As a % of Net Revenue
Net Revenue	$1,132.1	100%	$1,157.3	100%
Cost of revenue	135.3	12%	118.6	10%
Gross Profit	996.8	88%	1,038.7	90%
Operating expenses	831.8	73%	851.8	74%
Income from Operations	$165.0	15%	$186.9	16%

Our results in the three and six months ended July 31, 2013, as compared to the same periods in the prior fiscal year, were driven by strong results in our AEC segment and continued growth in our suites which were offset by mixed contributions from other parts of our business. Additionally our results reflected foreign currency headwinds and the strategic decision for our educational program to begin granting software licenses to educational institutions in select regions and to key partners. During the three months ended July 31, 2013, as compared to same period in the prior fiscal year, net revenue decreased 1%, gross profit decreased 3% and income from operations decreased 10%. During the six months ended July 31, 2013, as compared to same period in the prior fiscal year, net revenue decreased 2%, gross profit decreased 4% and income from operations decreased 12%. Contributing to the year over year decreases in revenue during the three and six months ended July 31, 2013 were decreases in license and other revenue partially offset by increases in subscription revenue. We experienced decreases in revenue from many of our major products, led by ACAD and ACAD Mechanical, reportable segments and geographic areas during the three and six months ended July 31, 2013 as compared to the same periods in the prior fiscal year. The reasons for these decreases are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 51% and 53% of total net revenue during the three and six months ended July 31, 2013, respectively, a decrease of 11% and 10%, respectively, as compared to the same periods in the prior fiscal year. Revenue from suites was 34% and 33% of total net revenue for the three and six months ended July 31, 2013, an increase of 18% and 13%, respectively, as compared to the same periods in the prior fiscal year. Revenue from new and adjacent products was 14% of total net revenue for each of the three and six months ended July 31, 2013, respectively, a decrease of 1% compared to the three months ended July 31, 2012 and flat as compared to the six months ended July 31, 2012. We anticipate that, as our new and existing customers migrate from our stand-alone products, our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will continue to decline as a percentage of revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 24% and 25% of our consolidated net revenue during the three and six months ended July 31, 2013, respectively, as compared to 23% and 22% in the three and six months ended July 31, 2012, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Operating Margin Analysis

Income from operations decreased 10% in the three months ended July 31, 2013 due to a $7.0 million or 1% decline in net revenue partially offset by a $5.7 million or 1% decline in our operating expenses, as compared to the same period in the prior fiscal year. The decrease in operating expenses was primarily related to lower employee related costs during the three months ended July 31, 2013. Our operating margin decreased to 15% for the three months ended July 31, 2013 from 16% for the three months ended July 31, 2012 due primarily to lower revenue related to foreign currency exchange headwinds and increased cost of goods sold during the three months ended July 31, 2013.

Income from operations decreased 12% in six months ended July 31, 2013 due to a $25.2 million or 2% decline in net revenue partially offset a $20.0 million or 2% decline in our operating expenses, as compared to the period in prior fiscal year. The decrease in operating expenses was primarily related to lower employee related costs and marketing related costs. Our operating margin decreased to 15% for the six months ended July 31, 2013 from 16% for the six months ended July 31, 2012 due primarily to lower revenue related to foreign currency exchange headwinds and increased costs of goods sold during the six months ended July 31, 2013.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom and France. Our revenue was negatively impacted from foreign exchange rate changes during both the three and six months ended July 31, 2013, as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three months ended July 31, 2012 been in effect during the three and six months ended July 31, 2013 and had we excluded foreign exchange hedge gains and losses from the three and six months ended July 31, 2013, (“on a constant currency basis”), net revenue would have increased 2% and 1%, respectively, compared to the prior fiscal year. Our total spend, defined as cost of revenue plus operating expenses, during both the three and six months ended July 31, 2013 benefited from foreign exchange rate changes and remained relatively flat on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates been in effect during the three and six months ended July 31, 2013 and had we excluded foreign exchange hedge gains and losses from the three and six months ended July 31, 2013, (“on a constant currency basis”) total spend would have increased 1% and 7%, respectively, on a constant currency basis compared to the same periods in the prior fiscal year. Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuation of such foreign currency against the U.S. dollar.

Balance Sheet and Cash Flow Items

At July 31, 2013, we had $2,408.0 million in cash and marketable securities. We completed the six months ended July 31, 2013 with lower deferred revenue and accounts receivable balances as compared to the end of the fiscal year ended January 31, 2013. Our deferred revenue balance at July 31, 2013 included $736.0 million of customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations increased 17% to $289.4 million as of July 31, 2013 from $246.4 million at January 31, 2013. We repurchased 3.1 million shares of our common stock for $110.6 million during the three months ended July 31, 2013. Comparatively, we repurchased 3.4 million shares of our common stock for $111.1 million during the three months ended July 31, 2012. We repurchased 6.3 million shares of our common stock for $239.8 million during the six months ended July 31, 2013. Comparatively, we repurchased 5.9 million shares of our common stock for $210.3 million during the six months ended July 31, 2012. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

For the third quarter of fiscal 2014, challenging dynamics within some of the end-markets that we serve has led us to lower our growth assumptions. We now expect net revenue for the third quarter of fiscal 2014 will be from $540 million to $555 million, and that GAAP diluted earnings per share will range from $0.19 to $0.23 while non-GAAP diluted earnings per share will range from $0.36 to $0.40. Non-GAAP earnings per diluted share exclude $0.11 related to stock-based compensation expense and $0.06 for the amortization of acquisition related intangibles.
Autodesk's business model is evolving. We continue to assess current business offerings including introducing more flexible license and service offerings that have ratable revenue streams, such as rental license and cloud-based offerings. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront perpetual revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility with how they use our products. However, we expect the business model transition to cause our traditional upfront perpetual license revenue to decline without a corresponding decrease in expenses. In the future, we expect this business model transition will increase our long-term revenue growth rate by attracting new users. Additionally, the shift is expected to increase the amount of our recurring revenue that is ratably reported over the next several years. We currently are working through our plans for this business model transition in terms of the timeframe and magnitude and, as a result, we are not providing full year fiscal 2014 guidance as of the date of the filing of this quarterly report.
While our near-term revenue target is lower, we remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

Net Revenue

	Three Months Ended	Increase/(Decrease) compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase/(Decrease) compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
Net Revenue:
License and other	$313.2	$(20.8)	(6)%	$334.0	$636.7	$(52.5)	(8)%	$689.2
Subscription	248.5	13.8	6%	234.7	495.4	27.3	6%	468.1
	$561.7	$(7.0)	(1)%	$568.7	$1,132.1	$(25.2)	(2)%	$1,157.3
Net Revenue by Geographic Area:
Americas	$201.6	$3.1	2%	$198.5	$403.8	$(2.3)	(1)%	$406.1
Europe, Middle East and Africa	201.8	(7.8)	(4)%	209.6	418.0	(16.0)	(4)%	434.0
Asia Pacific	158.3	(2.3)	(1)%	160.6	310.3	(6.9)	(2)%	317.2
	$561.7	$(7.0)	(1)%	$568.7	$1,132.1	$(25.2)	(2)%	$1,157.3
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$197.3	$(18.8)	(9)%	$216.1	$410.0	$(32.8)	(7)%	$442.8
Architecture, Engineering and Construction	177.1	14.5	9%	162.6	349.2	20.9	6%	328.3
Manufacturing	144.0	2.7	2%	141.3	283.1	(3.9)	(1)%	287.0
Media and Entertainment	43.3	(5.4)	(11)%	48.7	89.8	(9.4)	(9)%	99.2
	$561.7	$(7.0)	(1)%	$568.7	$1,132.1	$(25.2)	(2)%	$1,157.3

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

Total license and other revenue decreased 6% during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. This decrease was primarily due to a 6% decrease in product license revenue as compared to the same period in the prior fiscal year. The decline in product license revenue was primarily due to a decrease of 17% in revenue from our flagship products partially offset by an increase of 21% in our suites products.

During the three months ended July 31, 2013, the 6% decrease in product license revenue was due to a 35% decrease in the number of seats sold partially offset by a 29% increase in the average net revenue per seat. Product license revenue, as a percentage of license and other revenue, was 84% for both the three months ended July 31, 2013 and 2012.

During the three months ended July 31, 2013, total other revenue represented 16% of License and other revenue. Other revenue decreased by 6% during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012 primarily due to a 68% decrease in our education products as we began offering software licenses to educational institutions in select regions and to key partners during the three months ended July 31, 2013, consistent with our strategy.

Total license and other revenue decreased 8% during the six months ended July 31, 2013, as compared to the six months ended July 31, 2012. This decrease was primarily due to a 7% decrease in product license revenue as compared to the same period in the prior fiscal year. The decline in product license revenue was primarily due to a 15% decrease in revenue from our flagship products partially offset by a 12% increase in our suites products.

During the six months ended July 31, 2013, the 7% decrease in product license revenue was due to a 29% decrease in the number of seats sold partially offset by a 22% increase in the average net revenue per seat. Product license revenue, as a percentage of license and other revenue, was 85% for both the six months ended July 31, 2013 and 2012.

During the six months ended July 31, 2013, total other revenue represented 15% of License and other revenue. Other revenue decreased by 9% during the three months ended July 31, 2013, as compared to the six months ended July 31, 2013 primarily due to a 60% decrease in our education products as we began granting software licenses to educational institutions in select regions and to key partners during the six months ended July 31, 2013, consistent with our strategy.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $18.0 million during the six months ended July 31, 2013 from $20.0 million at January 31, 2013 to $2.0 million at July 31, 2013. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

Subscription Revenue

Our subscription revenue consists of two components: maintenance revenue for our software products and revenue for our cloud service offerings, including Autodesk 360. Our maintenance program provides our commercial and educational customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years but can occasionally be as long as five years. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Subscription revenue increased 6% during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012, primarily due to an 8% increase in commercial maintenance revenue. The 8% increase in commercial maintenance revenue was due to a 5% increase from commercial enrollment during the corresponding maintenance contract term and a 3% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 95% and 93% of subscription revenue for the three months ended July 31, 2013 and 2012, respectively.

Subscription revenue increased 6% during the six months ended July 31, 2013, as compared to the six months ended July 31, 2012, primarily due to a 7% increase in commercial maintenance revenue. The 7% increase in commercial maintenance revenue was due to a 4% increase from commercial enrollment during the corresponding maintenance contract term and a 3% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 95% and 93% of subscription revenue for the six months ended July 31, 2013 and 2012, respectively.

Changes in subscription revenue lag changes in net billings for subscription contracts because we recognize the revenue from those contracts ratably over their contract terms. Net subscription billings decreased 20% and 7% during the three and six months ended July 31, 2013 as compared to the same periods in the prior fiscal year primarily due to a decline in multi-year maintenance agreements. Net maintenance billings during the three and six months ended July 31, 2012 benefited from an increase in multi-year renewals related to an impending pricing change.

Our deferred subscription revenue balance at July 31, 2013 and January 31, 2013 was $736.0 million and $753.1 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 2% during the three months ended July 31, 2013, as compared to the same period in the prior fiscal year. This increase was primarily due to a 12% increase in our suites revenue partially offset by an 8% decrease in our flagship products revenue in this geography during the three months ended July 31, 2013 as compared to the three months ended July 31, 2012. The increase in our revenue in this geography was led by U.S. partially offset by a decline in Canada.

Net revenue in the Americas geography decreased by 1% during the six months ended July 31, 2013, as compared to the same period in the prior fiscal year. This decrease was primarily due to an 8% decrease in our flagship products in this geography partially offset by a 6% increase in our suites revenue during the six months ended July 31, 2013 as compared to the six months ended July 31, 2012. The decrease in our revenue in this geography was led by Canada and Brazil partially offset by an increase in U.S. and Mexico.

Net revenue in the EMEA geography decreased by 4%, and remained flat on a constant currency basis, during the three months ended July 31, 2013 as compared to the same period in the prior fiscal year. This decrease was primarily due to a 17% decrease in our flagship products in this geography partially offset by a 26% increase in our suites products during the three months ended July 31, 2013 as compared to the three months ended July 31, 2012.The decrease in our revenue in this geography was led by Ireland, Italy and France partially offset by an increase in revenue from Finland and the United Kingdom.

Net revenue in the EMEA geography decreased by 4%, and increased by 1% on a constant currency basis, during the six months ended July 31, 2013 as compared to the same period in the prior fiscal year. This decrease was primarily due to a 14% decrease in our flagship products in this geography partially offset by a 21% increase in our suites products during the six months ended July 31, 2013 as compared to the six months ended July 31, 2012.The decrease in our revenue in this geography was led by Ireland, Sweden and Italy partially offset by an increase in revenue from Finland and the United Kingdom.

Net revenue in the APAC geography decreased by 1% and increased by 4% on a constant currency basis, during the three months ended July 31, 2013, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 6% decrease in our flagship products in this geography partially offset by a 16% increase in our suites products during the three months ended July 31, 2013 as compared to the three months ended July 31, 2012. The decrease in our revenue in this geography during the three months ended July 31, 2013 was led by Taiwan, India and Japan partially offset by an increase in China and South Korea.

Net revenue in the APAC geography decreased by 2% and increased by 3% on a constant currency basis, during the six months ended July 31, 2013, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 7% decrease in our flagship products in this geography partially offset by a 12% increase in our suites products during the six months ended July 31, 2013 as compared to the six months ended July 31, 2012. The decrease in our revenue in this geography during the six months ended July 31, 2013 was led by Taiwan, Australia and India partially offset by an increase in Indonesia and China.

Net revenue in emerging economies decreased 2% during the three months ended July 31, 2013 as compared to the same period in the prior fiscal year, primarily due to decreases in revenue from the Russian Federation and Hungary partially offset by an increase in Poland and China. Revenue from emerging economies represented 15% of total net revenue for both the three months ended July 31, 2013 and 2012.

Net revenue in emerging economies decreased 5% during the six months ended July 31, 2013 as compared to the same period in the prior fiscal year, primarily due to decreases in revenue from the Russian Federation and Taiwan partially offset by an increase in Mexico. Revenue from emerging economies represented 14% and 15% of total net revenue during the six months ended July 31, 2013 and 2012, respectively.

International net revenue represented 71% of our total net revenue for both the three and six months ended July 31, 2013. International net revenue represented 72% of our total net revenue for both the three and six months ended July 31, 2012. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business (“PSEB”), Architecture, Engineering and Construction (“AEC”), Manufacturing (“MFG”) and Media and Entertainment (“M&E”). We have no material inter-segment revenue.

During the three months ended July 31, 2013, net revenue for PSEB decreased 9% as compared to the same period of the prior fiscal year primarily due to a 12% and 5% decrease in revenue from our flagship products, AutoCAD and AutoCAD LT, respectively. During the six months ended July 31, 2013, net revenue for PSEB decreased 7% as compared to the same period of the prior fiscal year primarily due to a 10% and 5% decrease in revenue from our flagship products, AutoCAD and AutoCAD LT, respectively.

During the three months ended July 31, 2013, net revenue for AEC increased 9% as compared to the same period of the prior fiscal year primarily due to a 36% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite. During the six months ended July 31, 2013, net revenue for AEC increased 6% as compared to the same period of the prior fiscal year primarily due to a 25% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the three months ended July 31, 2013, net revenue for MFG increased 2% as compared to the same period of the prior fiscal year primarily due to a 14% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite partially offset by a 24% decrease in revenue from our flagship product, AutoCAD Mechanical. During the six months ended July 31, 2013, net revenue for MFG decreased 1% as compared to the same period of the prior fiscal year primarily due to a 32% decrease in revenue from our flagship product, AutoCAD Mechanical, partially offset by an 11% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite.

During the three months ended July 31, 2013, net revenue for M&E decreased 11% as compared to the same period in the prior fiscal year, primarily due to a 10% decrease in revenue from Animation and a 14% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 26% decrease in revenue from our M&E suites, which was driven by our Autodesk Entertainment Creation Suite, and a 11% decrease in revenue from our flagship product, Maya. The decline in Creative Finishing was marked by a general decrease in M&E industry end-market demand. During the six months ended July 31, 2013, net revenue for M&E decreased 9% as compared to the same period in the prior fiscal year, primarily due to a 10% decrease in revenue from Animation and a 9% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 12% decrease in revenue from our flagship product, 3Ds Max, a 19% decrease in revenue from our M&E suites, which was driven by our Autodesk Entertainment Creation Suite and a 9% decrease in revenue from flagship product, Maya. The decline in Creative Finishing was marked by a general decrease in M&E industry end-market demand. As more of our customers move to our suites products, our revenue on stand-alone products like 3Ds Max may decrease because it is included in a number of our various segments' suites. Integration of our M&E offerings into our other segments' suites is part of our strategy and we believe it represents a growth opportunity for us over the long-term.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
Cost of revenue:
License and other	$42.8	$0.3	1%	$42.5	$87.2	$3.9	5%	$83.3
Subscription	25.0	7.7	45%	17.3	48.1	12.8	36%	35.3
	$67.8	$8.0	13%	$59.8	$135.3	$16.7	14%	$118.6
As a percentage of net revenue	12%			11%	12%			10%

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

Cost of license and other revenue increased 1% during the three months ended July 31, 2013, as compared to the same period in the prior fiscal year, primarily due to an increase in consulting support costs partially offset by a decrease in costs associated with electronic fulfillment and inventory management savings. Cost of license and other revenue increased 5% during the six months ended July 31, 2013, as compared to the same period in the prior fiscal year, primarily due to an increase in consulting support costs and in lower margin hardware sales.

Cost of subscription revenue includes labor costs of providing product support to our maintenance and cloud subscription customers, including rent and occupancy, shipping and handling costs, professional services fees costs related to operating our network infrastructure, including depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations. Cost of subscription revenue increased 45% and 36% during the three and six months ended July 31, 2013, respectively as compared to the same period in the prior fiscal year, primarily due to higher cloud services-related expenses.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to slightly increase in absolute dollars and as a percentage of net revenue during the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, primarily due to an increase in cloud services-related expenses associated with meeting our major business initiatives.

Marketing and Sales

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Six Months Ended	Decrease compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
Marketing and sales	$198.1	$(14.3)	(7)%	$212.4	$406.9	$(28.7)	(7)%	$435.6
As a percentage of net revenue	35%			37%	36%			38%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment.

Marketing and sales expenses decreased 7% for the three months ended July 31, 2013 as compared to the same period in the prior fiscal year primarily due to a decrease in employee-related costs related to commissions, bonuses and salaries and a decrease in professional fees and marketing related costs. Marketing and sales expenses decreased 7% for the six months ended July 31, 2013 as compared to the same period in the prior fiscal year primarily due to a decrease in employee-related costs related to commissions, bonuses, salaries and fringe benefits and a decrease in professional fees and marketing related costs.

For the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, we expect marketing and sales expense to remain relatively consistent in absolute dollars and as a percentage of net revenue.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
Research and development	$148.9	$4.0	3%	$144.9	$299.7	$2.1	1%	$297.6
As a percentage of net revenue	27%			25%	26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 3% and 1% during the three and six months ended July 31, 2013, respectively, as compared to the same period in the prior fiscal year, primarily due to an increase in employee-related costs related to fringe benefits and salaries and consulting related costs partially offset by a decrease in employee-related costs related to bonuses.

For the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, we expect research and development expense to remain relatively consistent in absolute dollars and as a percentage of net revenue.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
General and administrative	$61.6	$2.9	5%	$58.7	$123.1	$4.5	4%	$118.6
As a percentage of net revenue	11%			10%	11%			10%

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

General and administrative expenses increased 5% and 4% during the three and six months ended July 31, 2013, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in amortization of acquisition related customer relationships and trade names and employee-related costs related to salaries partially offset by a decrease in bonuses.

For the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, we expect general and administrative expenses to remain relatively consistent in absolute dollars and as a percentage of net revenue.

Restructuring Charges, Net

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2013
Restructuring charges, net	$1.7	$1.7	*	$—	$2.1	$2.1	*	$—
As a percentage of net revenue	*			*	*			*
 _______________
* Percentage is not meaningful

During the third quarter of fiscal 2013, we initiated a restructuring plan that included a reduction in force and the consolidation of certain leased facilities. During the three months ended July 31, 2013, we recorded an incremental restructuring charge of $1.7 million. During the six months ended July 31, 2013, we recorded an incremental restructuring charge of $2.1 million. As of July 31, 2013, the personnel and facilities related actions included in this restructuring plan were substantially complete. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other (expense) income, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2013	2012	2013	2012
Interest and investment (expense) income, net	$(1.9)	$0.8	$(5.0)	$3.2
Gain (loss) on foreign currency	0.1	1.5	(4.3)	1.5
(Loss) gain on strategic investments	(0.2)	(5.0)	(1.3)	(3.9)
Other income	0.2	1.9	—	1.9
Interest and other (expense) income, net	$(1.8)	$(0.8)	$(10.6)	$2.7

Interest and other (expense) income, net, decreased $1.0 million during the three months ended July 31, 2013, as compared to the same periods in the prior fiscal year, primarily due to a reduction in our net interest and investment (expense) income, net. Interest and other (expense) income, net, decreased $13.3 million during the six months ended July 31, 2013, as compared to the same period in the prior fiscal year, primarily due to a reduction in our net interest and investment (expense) income, net and losses on foreign currency.

The decrease in interest and investment (expense) income, net, during the three and six months ended July 31, 2013, as compared to the same period in the prior fiscal year is primarily due to interest expense resulting from the issuance of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, and a decrease in the fair value of our trading securities that are marked-to-market each period. Interest and investment income fluctuates based on average cash, marketable securities and debt balances, average maturities and interest rates.

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

Our effective tax rate was 25% and 24% during the three and six months ended July 31, 2013, respectively, compared to 30% and 24% during the three and six months ended July 31, 2012, respectively. Our effective tax rate decreased five percentage points during the three months ended July 31, 2013 as compared to the same period in the prior fiscal year primarily due to the establishment of a U.S. valuation allowance related to the impairment of an investment during the second quarter of fiscal 2013 and tax benefits from the reinstated federal research credit, partially offset by a discrete tax expense in the second quarter of fiscal 2014 related to the remeasurement of an uncertain tax position. Our effective tax rate remained flat during the six months ended July 31, 2013 as compared to the same period in the prior fiscal year. Excluding the impact of discrete tax items, the effective tax rate for each of the three and six month periods ended July 31, 2013 was 23% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations and investments, U.S. Manufacturer’s deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax laws including possible U.S. and foreign tax law changes that, if enacted, could significantly impact how multinational companies are taxed. A significant amount of our earnings is generated by our Europe and Asia

Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.

At July 31, 2013, we had net deferred tax assets of $176.9 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2013, and 2012, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Gross profit	$493.9	$508.9	$996.8	$1,038.7
Non-GAAP gross profit	$506.3	$519.7	$1,021.5	$1,060.6
Gross margin	88%	89%	88%	90%
Non-GAAP gross margin	90%	91%	90%	92%
Income from operations	$83.6	$92.9	$165.0	$186.9
Non-GAAP income from operations	$136.6	$143.9	$273.5	$288.9
Operating margin	15%	16%	15%	16%
Non-GAAP operating margin	24%	25%	24%	25%
Net income	$61.7	$64.6	$117.3	$143.5
Non-GAAP net income (1)	$101.8	$111.1	$198.1	$220.2
Diluted earnings per share (2)	$0.27	$0.28	$0.51	$0.62
Non-GAAP diluted earnings per share (1)(2)	$0.45	$0.48	$0.86	$0.94
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

For our internal budgeting and resource allocation process and as a means to evaluate period-to-period comparisons, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain expenses and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, compare financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

There are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. The non-GAAP financial measures included above are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures. The presentation of non-GAAP financial information is meant to be considered in addition to, not as a substitute for or in isolation from, the directly comparable financial measures prepared in accordance with GAAP. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Gross profit	$493.9	$508.9	$996.8	$1,038.7
Stock-based compensation expense	1.4	1.2	2.9	2.5
Amortization of purchased intangibles	11.0	9.6	21.8	19.4
Non-GAAP gross profit	$506.3	$519.7	$1,021.5	$1,060.6
Gross margin	88%	89%	88%	90%
Stock-based compensation expense	—%	—%	—%	—%
Amortization of purchased intangibles	2%	2%	2%	2%
Non-GAAP gross margin	90%	91%	90%	92%
Income from operations	$83.6	$92.9	$165.0	$186.9
Stock-based compensation expense	31.0	33.5	64.5	66.9
Amortization of purchased intangibles	20.3	17.5	41.9	35.1
Restructuring charges	1.7	—	2.1	—
Non-GAAP income from operations	$136.6	$143.9	$273.5	$288.9
Operating margin	15%	16%	15%	16%
Stock-based compensation expense	6%	6%	6%	6%
Amortization of purchased intangibles	3%	3%	3%	3%
Restructuring charges	—%	—%	—%	—%
Non-GAAP operating margin	24%	25%	24%	25%
Net income	$61.7	$64.6	$117.3	$143.5
Stock-based compensation expense	31.0	33.5	64.5	66.9
Amortization of purchased intangibles	20.3	17.5	41.9	35.1
Restructuring charges	1.7	—	2.1	—
Loss on strategic investments (1)	0.2	5.0	1.3	3.9
Discrete tax provision items	1.2	2.7	0.7	(3.6)
Income tax effect of non-GAAP adjustments	(14.3)	(12.2)	(29.7)	(25.6)
Non-GAAP net income	$101.8	$111.1	$198.1	$220.2
Diluted net income per share (2)	$0.27	$0.28	$0.51	$0.62
Stock-based compensation expense	0.14	0.15	0.28	0.29
Amortization of purchased intangibles	0.09	0.07	0.19	0.14
Restructuring charges	0.01	—	0.01	—
Loss on strategic investments (1)	—	0.02	—	0.02
Discrete tax provision items	—	0.01	—	(0.02)
Income tax effect of non-GAAP adjustments	(0.06)	(0.05)	(0.13)	(0.11)
Non-GAAP diluted net income per share (2)	$0.45	$0.48	$0.86	$0.94

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

Our non-GAAP financial measures may exclude the following:

Stock-based compensation expenses.  We exclude stock-based compensation expenses from non-GAAP measures primarily because they are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

Amortization of purchased intangibles.  We incur amortization of acquisition-related purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions. Management finds it useful to exclude these variable charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of purchased intangible assets will recur in future periods.

Goodwill impairment.  This is a non-cash charge to write-down goodwill to fair value when there was an indication that the asset was impaired. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

Restructuring charges (benefits), net.  These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, and the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Loss (gain) on strategic investments. We exclude gains and losses related to our strategic investments from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components and realized gains and losses on the sale or losses on the impairment of these investments. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments which do not occur regularly.

Establishment of a valuation allowance on certain net deferred tax assets.  This is a non-cash charge to record a valuation allowance on certain deferred tax assets. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various cash expenses to assist in budgeting, planning and forecasting future periods.

Discrete tax items.  We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the realizability of deferred tax assets or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations. We believe the exclusion of these discrete tax items provides investors with useful supplemental information about the Company's operational performance.

Income tax effects on the difference between GAAP and non-GAAP costs and expenses.  The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, purchased intangibles and restructuring for GAAP and non-GAAP measures.

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

At July 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,408.0 million and net accounts receivable of $303.9 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. We amended and restated the credit facility in May 2013. The amended and restated credit facility expires in May 2018. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $2,365.4 million at January 31, 2013 to $2,408.0 million at July 31, 2013 is principally due to cash generated by operating activities, and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. These increases to cash, cash equivalents and marketable securities are partially offset by cash used for repurchases of common stock, acquisitions including business combination and technology purchases, capital expenditures, and other investing activities. We anticipate the cash proceeds from issuance of common stock will vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan (“ESP Plan”).

The primary source for net cash provided by operating activities of $289.4 million for the six months ended July 31, 2013 was net income of $117.3 million increased by the cash effect of expenses totaling $129.7 million associated with depreciation, amortization and accretion and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $41.5 million. The primary source of working capital was a decrease in accounts receivable and increase in income tax payable. Our days sales outstanding in trade receivables was 49 at July 31, 2013 compared to 74 days at January 31, 2013. The days sales outstanding decrease relates primarily to seasonality in our subscription contract renewals; subscription billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were for payments for the reduction of the accrued compensation expense primarily related to a decrease in the employee bonus accrual.

At July 31, 2013, our short-term investment portfolio had an estimated fair value of $596.9 million and a cost basis of $590.7 million. The portfolio fair value consisted of $261.8 million invested in commercial paper and corporate securities, $151.4 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $87.4 million invested in U.S. government agency securities, $28.0 million invested in U.S. treasury securities, $39.9 million invested in mutual funds, $27.1 million invested in municipal securities and $1.3 million invested in other short-term securities.

At July 31, 2013, $39.9 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

As of July 31, 2013, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

Our existing cash, cash equivalents and investment balances may decline in fiscal 2014 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Our borrowing capacity under the existing credit facility at September 3, 2013 is $400.0 million of which we have no amounts outstanding. In addition, as of September 3, 2013, we have $750.0 million aggregate principal amount of Senior Notes outstanding.

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and six months ended July 31, 2013, we repurchased 3.1 million and 6.3 million, respectively, of our common stock. At July 31, 2013, 26.0 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2013:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	1.2	$36.78	1.2	27.8
June 1 - June 30	1.9	36.13	1.9	26.0
July 1 - July 31	—	—	—	26.0
Total	3.1	$36.38	3.1
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.

(2)
These amounts correspond to the plans approved by the Board of Directors in June 2012 and December 2010 that authorized the repurchase of 30.0 million and 20.0 million shares, respectively. These plans do not have a fixed expiration date. At July 31, 2013, there are no further shares available for repurchase under the plan approved by the Board of Directors in December 2010.

There were no sales of unregistered securities during the six months ended July 31, 2013.

Off-Balance Sheet Arrangements

As of July 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Suites—Autodesk design suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Our current design and creation suites include: AutoCAD Design Suite, Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Factory Design Suite, Autodesk Infrastructure Design Suite, Autodesk Plant Design Suite, and Autodesk Product Design Suite. Our previously established suites include: Autodesk Inventor family suites, Autodesk Revit family suites, and education solutions suites.

Subscription — Autodesk subscription revenue consists of two components: maintenance revenue for our software products and revenue for our cloud service offerings, including Autodesk 360.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2013 and January 31, 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $329.2 million and $438.2 million at July 31, 2013 and January 31, 2013, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2013 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2013 and January 31, 2013 would increase the fair value of our foreign currency contracts by $29.0 million and $29.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2013 and January 31, 2013 would decrease the fair value of our foreign currency contracts by $18.0 million and $33.1 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At July 31, 2013, we had $1,831.6 million of cash equivalents and marketable securities, including $596.9 million classified as short-term marketable securities and $410.1 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have a unrealized gain or loss of $4.8 million and $9.7 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, relatively high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues (such as “austerity” measures in Southern Europe and the “sequestration” in the United States), and volatility in many financial instrument markets. While some recent indicators point to a slow economic recovery, on the whole indicators continue to suggest a mixed trend in economic activity among the different geographical regions and markets.

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

Our strategy to develop and introduce new products and services, including our increased emphasis on cloud and mobile computing strategies and flexible license and service offerings, exposes us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue or could result in decreased net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. Customers are also reconsidering the manner in which they license software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing cloud-based services and delivery of our solutions on mobile devices and new hardware platforms to enable our customers to be more agile and collaborative on their projects. We are also developing consumer products for digital art, personal design and creativity, and home design. We devote significant resources to the development of new technologies, such as our cloud-based and mobile services, design and entertainment products, digital prototyping and collaboration products and consumer products. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites and, most recently, our introduction of flexible license and service offerings. We are making such investments through our internal reorganization efforts and further development and enhancement of our existing products and services, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue. Market acceptance of these new technologies, business models or methods will be dependent on our ability to (1) include functionality and usability in such releases that address certain customer requirements with which our operating history is not extensive, and (2) to optimally price and deliver our products in light of marketplace conditions, our costs and customer demand. Customer adoption of our cloud, mobile, and social computing services or rental offerings may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position. In addition, our cloud, mobile, and social computing and rental offerings price and deliver our products and services in a way that differs from our historical pricing and delivery methods. If we are not able to meet customer requirements, either with respect to our software products or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites and cloud-based services. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our suites and cloud-based offerings. At times, sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products have decreased without a corresponding increase in suites product or cloud-based services revenue or without purchases of customer seats to our suites. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as rental offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront perpetual revenue stream. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 71% and 71% of our net revenue in the three and six months ended July 31, 2013, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements and practices, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies, increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, adoption of stricter anti-corruption laws in certain countries, including the United Kingdom, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, including possible U.S. and foreign tax law changes that, if enacted, could significantly impact how multinational companies are taxed, tax arrangements with foreign governments, including our ability to meet and review the terms of those tax arrangements, and laws regarding the management of and access to data and public networks, possible future limitations upon foreign owned businesses, increased financial accounting and reporting burdens and complexities, inadequate local infrastructure, greater difficulty in protecting intellectual property, and other factors beyond our control, including popular uprisings, terrorism, war, natural disasters and diseases.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions in particular geographies, including Europe and emerging economies,

•	failure to produce sufficient revenue growth and profitability,

•	weak or negative growth in one or more of the industries we serve, including architecture, engineering and construction, manufacturing, education and digital media and entertainment markets,

•	dependence on and the timing of large transactions,

•	changes in product mix, pricing pressure or changes in product pricing,

•	changes in billings linearity,

•	platform and business model changes,

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity,

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects,

•	lower growth or contraction of our upgrade or maintenance programs,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	the effectiveness of our internal business reorganization,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites,

•	the financial and business condition of our reseller and distribution channels,

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies,

•	perceived or actual technical or other problems with a product or combination of products,

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	increases in cloud services-related expenses,

•	security breaches and potential financial penalties to customers and government entities,

•	timing of additional investments in the development of our platform or deployment of our services,

•	timing of product releases and retirements,

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

•
changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”),

•	changes in sales compensation practices,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements,

•	catastrophic events or natural disasters, such as the earthquakes and tsunami in Japan in March 2011 and Superstorm Sandy in October 2012,

•	regulatory compliance costs,

•	costs associated with acquisitions of companies and technologies,

•	potential goodwill impairment charges related to prior acquisitions, and

•	adjustments arising from ongoing or future tax examinations.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and six months ended July 31, 2013, approximately 84% and 84%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 24% and 25% of our total net revenue for the three and six months ended July 31, 2013, respectively, as compared to 23% and 22% of our total net revenue for the three and six months ended July 31, 2012, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, and expanding our portfolio of suites and our offering of software as a service, and realigning our internal resources in an effort to improve efficiency. Specifically, during fiscal 2013 we undertook organizational changes in order to address major business initiatives, including our desire to accelerate our move to the cloud, transform our customers' experience, increase industry focus to meet customer demands, and develop more effective marketing. These reorganizational efforts included changes to the structure and alignment of our product development and marketing teams and re-organization of our sales teams by industry. We may take such actions without clear indications that they will prove successful, and at times, we have been met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers' needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products including suites, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and six months ended July 31, 2013, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 31% and 32% of our total net revenue, respectively.

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

We also have a $400.0 million revolving credit facility. As of July 31, 2013, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended July 31, 2013.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

3.1	Bylaws, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed on June 14, 2013)

10.1*	Description of amendments to Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on June 14, 2013)

10.2
Amended and Restated Credit Agreement, dated as of May 23, 2013, by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on May 24, 2013)

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

Dated: September 3, 2013

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)