Form 10-Q/A
period 2013-07-31
AUTODESK INC
filed 2013-09-06
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1
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

Explanatory Note

Autodesk, Inc. is filing this Amendment No. 1 to its Form 10-Q for the quarter ended July 31, 2013, originally filed with the Securities and Exchange Commission on September 3, 2013 (the “Original 10-Q”). This amendment is being filed solely to: (1) add a reference to “deferred subscription revenue” in the sentence regarding our deferred revenue balance in the Balance Sheet and Cash Flow Items paragraph on page 30, (2) change the reference from “January 31, 2013” to “July 31, 2012” in the sentence regarding our cash flow from operations in the Balance Sheet and Cash Flow Items paragraph on page 30, (3) change the reference from "three" to "six" and "July 31, 2013" to "July 31, 2012" in the sentence regarding our six month ended other revenue discussion in the License and Other Revenue section of the Results of Operations on page 32, (4) correct the percentages relating to net subscription billings decreases in the sentence regarding the lag between subscription revenue and net billings for subscription contracts discussion in the Subscription Revenue section of the Results of Operations on page 32, and (5) change the reference from "July 31, 2013" to "July 31, 2012" in the Restructuring Charges, Net table in the Cost of Revenue and Operating Expenses section of the Results of Operations on page 36. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment also contains currently dated versions of the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.  The entire Form 10-Q for the quarter ended July 31, 2013 is included in this amendment.  Other than the changes described above, no other statement or amount has been changed from those presented in the Original 10-Q and this amendment has not been updated to reflect events occurring subsequent to the filing of the Original 10-Q.

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

Balance Sheet and Cash Flow Items

At July 31, 2013, we had $2,408.0 million in cash and marketable securities. We completed the six months ended July 31, 2013 with lower deferred revenue and accounts receivable balances as compared to the end of the fiscal year ended January 31, 2013. Our deferred revenue balance at July 31, 2013 included $736.0 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations increased 17% to $289.4 million as of July 31, 2013 from $246.4 million at July 31, 2012. We repurchased 3.1 million shares of our common stock for $110.6 million during the three months ended July 31, 2013. Comparatively, we repurchased 3.4 million shares of our common stock for $111.1 million during the three months ended July 31, 2012. We repurchased 6.3 million shares of our common stock for $239.8 million during the six months ended July 31, 2013. Comparatively, we repurchased 5.9 million shares of our common stock for $210.3 million during the six months ended July 31, 2012. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

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

During the six months ended July 31, 2013, total other revenue represented 15% of License and other revenue. Other revenue decreased by 9% during the six months ended July 31, 2013, as compared to the six months ended July 31, 2012 primarily due to a 60% decrease in our education products as we began granting software licenses to educational institutions in select regions and to key partners during the six months ended July 31, 2013, consistent with our strategy.

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

Changes in subscription revenue lag changes in net billings for subscription contracts because we recognize the revenue from those contracts ratably over their contract terms. Net subscription billings decreased 17% and 4% during the three and six months ended July 31, 2013 as compared to the same periods in the prior fiscal year primarily due to a decline in multi-year maintenance agreements. Net maintenance billings during the three and six months ended July 31, 2012 benefited from an increase in multi-year renewals related to an impending pricing change.

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

Dated: September 5, 2013

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)