Form 10-Q
period 2013-10-31
AUTODESK INC
filed 2013-12-06
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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

As of November 29, 2013, registrant had outstanding approximately 225.6 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net revenue:
License and other	$297.5	$310.2	$934.2	$999.4
Subscription	257.7	237.8	753.1	705.9
Total net revenue	555.2	548.0	1,687.3	1,705.3
Cost of revenue:
Cost of license and other revenue	43.4	41.3	130.6	124.6
Cost of subscription revenue	23.7	16.6	71.8	51.9
Total cost of revenue	67.1	57.9	202.4	176.5
Gross profit	488.1	490.1	1,484.9	1,528.8
Operating expenses:
Marketing and sales	203.4	203.9	610.3	639.5
Research and development	149.0	153.0	448.7	450.6
General and administrative	63.2	62.1	186.3	180.7
Restructuring charges, net	4.4	36.7	6.5	36.7
Total operating expenses	420.0	455.7	1,251.8	1,307.5
Income from operations	68.1	34.4	233.1	221.3
Interest and other income (expense), net	1.1	(0.1)	(9.5)	2.6
Income before income taxes	69.2	34.3	223.6	223.9
Provision for income taxes	(11.6)	(4.9)	(48.7)	(51.0)
Net income	$57.6	$29.4	$174.9	$172.9
Basic net income per share	$0.26	$0.13	$0.78	$0.76
Diluted net income per share	$0.25	$0.13	$0.77	$0.75
Weighted average shares used in computing basic net income per share	223.1	225.5	223.4	227.1
Weighted average shares used in computing diluted net income per share	227.7	229.9	228.6	231.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net income	$57.6	$29.4	$174.9	$172.9
Other comprehensive income (loss), net of reclassifications:
Net (loss) on derivative instruments (net of tax effect of $0.3, ($0.2), $0.5 and ($0.5))	(6.5)	(12.1)	(1.6)	(8.6)
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of ($0.2), ($1.4), ($0.2) and ($1.3))	0.6	(1.2)	(0.3)	(0.8)
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of ($1.0), ($0.4), $1.0 and $0.4)	9.3	6.3	3.5	(2.9)
Total other comprehensive gain (loss)	3.4	(7.0)	1.6	(12.3)
Total comprehensive income	$61.0	$22.4	$176.5	$160.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,473.4	$1,612.2
Marketable securities	587.1	342.1
Accounts receivable, net	304.1	495.1
Deferred income taxes	53.5	42.2
Prepaid expenses and other current assets	99.8	60.8
Total current assets	2,517.9	2,552.4
Marketable securities	418.5	411.1
Computer equipment, software, furniture and leasehold improvements, net	134.1	114.9
Purchased technologies, net	54.3	76.0
Goodwill	922.3	871.5
Deferred income taxes, net	118.3	122.8
Other assets	156.1	159.7
	$4,321.5	$4,308.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75.3	$94.2
Accrued compensation	154.7	189.6
Accrued income taxes	37.2	13.9
Deferred revenue	610.8	647.0
Other accrued liabilities	70.1	99.0
Total current liabilities	948.1	1,043.7
Deferred revenue	154.9	187.6
Long term income taxes payable	209.0	194.2
Long term notes payable, net of discount	746.2	745.6
Other liabilities	101.4	94.1
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,535.1	1,449.8
Accumulated other comprehensive loss	(4.1)	(5.7)
Retained earnings	630.9	599.1
Total stockholders’ equity	2,161.9	2,043.2
	$4,321.5	$4,308.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2013	2012
Operating activities:
Net income	$174.9	$172.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	95.7	93.1
Stock-based compensation expense	96.1	118.8
Excess tax benefits from stock-based compensation	0.8	(27.4)
Restructuring charges, net	6.5	36.7
Other operating activities	(3.1)	4.4
Changes in operating assets and liabilities, net of business combinations	9.1	5.0
Net cash provided by operating activities	380.0	403.5
Investing activities:
Purchases of marketable securities	(969.8)	(1,103.1)
Sales of marketable securities	329.9	207.0
Maturities of marketable securities	395.1	436.6
Capital expenditures	(55.0)	(44.7)
Acquisitions, net of cash acquired	(68.0)	(204.2)
Other investing activities	(15.7)	(22.1)
Net cash (used in) investing activities	(383.5)	(730.5)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	183.4	199.6
Repurchases of common stock	(318.7)	(340.5)
Draws on line of credit	—	110.0
Excess tax benefits from stock-based compensation	(0.8)	27.4
Net cash (used in) financing activities	(136.1)	(3.5)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.6
Net (decrease) in cash and cash equivalents	(138.8)	(329.9)
Cash and cash equivalents at beginning of fiscal year	1,612.2	1,156.9
Cash and cash equivalents at end of period	$1,473.4	$827.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of October 31, 2013, and for the three and nine months ended October 31, 2013, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2014, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed on March 18, 2013.

Reclassifications

During the first quarter of fiscal 2014, Autodesk combined maintenance revenue and cloud services offering-related revenue into one category named “Subscription.” As a result, revenue and cost of revenue related to cloud service offerings previously reflected in “License and other revenue” and “Cost of license and other revenue” were reclassified to “Subscription revenue” and “Cost of subscription revenue.” These revenues and expenses have been reclassified in the Consolidated Statements of Operations for the three and nine months ended October 31, 2012 to conform to the current period presentation as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2012	October 31, 2012
Reclassifications within revenue:
(Decrease) to License and other revenue	$(6.9)	$(19.2)
Increase to Subscription revenue	6.9	19.2
Reclassifications within cost of revenue:
(Decrease) to Cost of license and other revenue	$(8.2)	$(21.1)
Increase to Cost of subscription revenue	8.2	21.1

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2013, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Nine Months Ended October 31, 2013

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

Effective February 1, 2013, Autodesk adopted FASB's ASU 2011-11 and ASU 2013-01 regarding ASC Topic 210 “Balance Sheet: Disclosure about Offsetting Assets and Liabilities.” This ASU requires that entities disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. The adoption of this standard did not impact the Company's financial condition, results of operations or cash flows.

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

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 24% and 25% of Autodesk’s total net revenue for the three and nine months ended October 31, 2013, respectively, and 24% and 23% of Autodesk's total net revenue for the three and nine months ended October 31, 2012, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business (“PSEB”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 25% and 23% of trade accounts receivable at October 31, 2013 and January 31, 2013, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2013 and January 31, 2013:

	October 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$277.2	$—	$—	$277.2	$21.2	$256.0	$—
Commercial paper	289.6	—	—	289.6	—	289.6	—
Money market funds	248.3	—	—	248.3	—	248.3	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	280.0	—	—	280.0	98.0	182.0	—
Certificates of deposit and time deposits	131.7	—	—	131.7	—	131.7	—
U.S. treasury securities	41.2	—	—	41.2	41.2	—	—
U.S. government agency securities	68.8	—	—	68.8	68.8	—	—
Municipal securities	21.7	—	—	21.7	21.7	—	—
Other (2)	1.4	—	—	1.4	0.5	0.9	—
Short-term trading securities
Mutual funds	35.9	6.4	—	42.3	42.3	—	—
Long-term available for sale
Corporate debt securities	205.1	0.9	(0.1)	205.9	205.9	—	—
U.S. treasury securities	123.3	0.2	—	123.5	123.5	—	—
U.S. government agency securities	37.1	0.1	—	37.2	37.2	—	—
Municipal securities	50.8	0.1	—	50.9	50.9	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Convertible debt securities (3)	21.4	3.3	(3.1)	21.6	—	—	21.6
Derivative contracts (4)	11.0	6.0	(7.1)	9.9	—	0.1	9.8
Total	$1,845.5	$17.0	$(10.3)	$1,852.2	$711.2	$1,109.6	$31.4
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of sovereign debt and other short-term securities.

(3)	Considered “available for sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$392.4	$—	$—	$392.4	$17.2	$375.2	$—
Corporate bond	1.8	—	—	1.8	1.8	—	—
Commercial paper	263.3	—	—	263.3	—	263.3	—
Money market funds	596.3	—	—	596.3	—	596.3	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	122.9	0.1	—	123.0	40.4	82.6	—
Certificates of deposit and time deposits	15.1	—	—	15.1	10.0	5.1	—
U.S. treasury securities	83.3	—	—	83.3	83.3	—	—
U.S. government agency securities	79.5	—	—	79.5	79.5	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	31.1	4.2	—	35.3	35.3	—	—
Long-term available for sale
Corporate debt securities	172.1	1.4	—	173.5	173.5	—	—
U.S. treasury securities	145.2	0.1	—	145.3	145.3	—	—
U.S. government agency securities	50.8	0.2	—	51.0	51.0	—	—
Municipal securities	36.0	0.1	—	36.1	36.1	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible debt securities (2)	18.1	1.6	(2.2)	17.5	—	—	17.5
Derivative contracts (3)	10.2	9.2	(5.9)	13.5	—	2.8	10.7
Total	$2,029.2	$16.9	$(8.1)	$2,038.0	$678.3	$1,327.3	$32.4
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available for sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and nine months ended October 31, 2013.

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

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2013 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2013	$10.7	$17.5	$4.2	$32.4
Purchases	1.3	3.1	—	4.4
Settlements	—	—	(4.0)	(4.0)
Net realized losses	—	—	(0.2)	(0.2)
Net unrealized (losses) gains	(2.2)	1.0	—	(1.2)
Balance at October 31, 2013	$9.8	$21.6	$—	$31.4

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	October 31, 2013
	Cost	Fair Value
Due in 1 year	$544.8	$544.8
Due in 1 year through 5 years	438.7	440.1
Due in 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$983.5	$984.9

As of October 31, 2013 and January 31, 2013, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the nine months ended October 31, 2013, Autodesk recorded no other-than-temporary impairment on its privately held equity investments. During the nine months ended October 31, 2012, Autodesk recorded $10.5 million other-than-temporary impairments on its privately held equity investments.

The sale or settlement of “available-for-sale securities” during the nine months ended October 31, 2013 and 2012 resulted in a loss of $0.2 million and a gain of $5.0 million, respectively. The losses and gains were recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for the nine months ended October 31, 2013 and 2012 were $725.0 million and $643.6 million, respectively.

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

Foreign currency contracts designated as cash flow hedges

Autodesk utilizes foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed monthly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other income (expense), net” in the Company's Condensed Consolidated Financial Statements at that time.

The net notional amounts of these contracts are presented net settled and were $410.2 million at October 31, 2013 and $359.8 million at January 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $1.2 million remaining in “Accumulated other comprehensive loss” as of October 31, 2013 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market on a monthly basis with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $4.7 million at October 31, 2013 and $78.4 million at January 31, 2013.

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

Fair Value of Derivative Instruments

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2013 and January 31, 2013:

	Balance Sheet Location	Fair Value at
		October 31, 2013	January 31, 2013
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$2.3	$6.7
Derivatives not designated as hedging instruments	Other assets	9.8	10.7
Total derivative assets		$12.1	$17.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$2.2	$3.9
Total derivative liabilities		$2.2	$3.9
____________________

(1)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $4.0 million and $8.2 million at October 31, 2013 and January 31, 2013, respectively.

(2)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $3.9 million and $5.4 million at October 31, 2013 and January 31, 2013, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Amount of (loss) gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$(4.6)	$(9.4)	$8.0	$2.7
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$2.3	$3.2	$11.0	$15.6
Operating expenses	(0.3)	(0.7)	(1.3)	(4.6)
Total	$2.0	$2.5	$9.7	$11.0
Amount and location of (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other income (expense), net	$(0.1)	$(0.1)	$(0.1)	$—

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2013 and 2012, respectively (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Amount and location of gain recognized in income on derivatives
Interest and other income (expense), net	$2.9	$1.6	$4.9	$2.6

5. Stock-based Compensation Expense

Stock Plans

As of October 31, 2013, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective in January 2012. The 2012 Employee Plan reserves up to 21.2 million shares which includes 15.2 million shares reserved upon the effectiveness of the 2012 Employee Plan as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of October 31, 2013, 12.7 million shares subject to options and restricted stock units have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Stock Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At October 31, 2013, 9.3 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors' Plan was approved by Autodesk's stockholders in January 2012. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of October 31, 2013, 0.4 million restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At October 31, 2013, 2.2 million shares were available for future issuance under the 2012 Directors' Plan.

At a special meeting to be held on January 14, 2014, Autodesk is requesting that its stockholders approve an amendment to the 2012 Employee Stock Plan to increase the number of shares, which may be issued under the 2012 Employee Plan by approximately 11.4 million shares and to add new performance goals related to executive share based awards.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the nine months ended October 31, 2013 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2013	19.0	$32.69
Granted (1)	—	—
Exercised	(5.4)	25.06
Canceled	(3.7)	44.57
Options outstanding at October 31, 2013	9.9	$32.36	4.6	$83.8
Options vested and exercisable at October 31, 2013	7.8	$30.69	4.0	$77.9
Options vested as of October 31, 2013 and expected to vest thereafter (2)	9.9	$32.33	4.6	$83.7
Options available for grant at October 31, 2013	11.5
 _______________

(1)	Autodesk did not grant stock options in the nine months ended October 31, 2013.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $39.90 per share as of October 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of October 31, 2013, compensation cost of $14.5 million related to non-vested options is expected to be recognized over a weighted average period of 0.7 year.

The following table summarizes information about the pre-tax intrinsic value of options exercised, and the weighted average grant date fair value per share of options granted, during the three and nine months ended October 31, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Pre-tax intrinsic value of options exercised (1)	$37.4	$7.6	$80.2	$73.5
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options outstanding and exercisable at October 31, 2013:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $23.74	2.0		$15.62		2.0		$15.62
$24.97 - $29.50	2.0		29.29		2.5		29.30
$29.56 - $38.55	1.3		33.87		1.5		34.18
$41.62 - $42.32	2.0		41.62		3.1		41.62
$42.39 - $48.72	0.5		45.12		0.8		44.58
	7.8	4.0	$30.69	$77.9	9.9	4.6	$32.36	$83.8
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $39.90 per share as of October 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock unit activity for the nine months ended October 31, 2013 is as follows:

	Unreleased Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unreleased restricted stock units at January 31, 2013	5,020.8	$33.89
Granted	3,309.4	40.64
Released	(1,434.6)	34.16
Canceled	(341.8)	35.17
Performance Adjustment (1)	(14.0)	35.94
Unreleased restricted stock units at October 31, 2013	6,539.8	$37.39
 _______________

(1)
Based on Autodesk's financial results for the performance period, the fiscal 2013 performance stock units were earned at 92.3% of the target award. The vesting of the performance stock units is subject to the holders satisfying the remaining service condition of the awards.

During the nine months ended October 31, 2013, Autodesk granted 2.8 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is primarily expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $18.8 million and $52.4 million during the three and nine months ended October 31, 2013, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $31.8 million and $55.1 million during the three and nine months ended October 31, 2012, respectively. As of October 31, 2013, total compensation cost not yet recognized of $141.9 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.9 years. At October 31, 2013, the number of restricted stock units granted but unreleased was 5.7 million.

During the nine months ended October 31, 2013, Autodesk granted 0.5 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria is based upon annual revenue and non-GAAP operating margin goals adopted by the Compensation and Human Resource Committee (the “Annual Financial Results”), as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the straight-line method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $2.1 million and $6.9 million for the three and nine months ended October 31, 2013, respectively. Autodesk recorded stock-based compensation expense related to PSUs of $1.9 million and $5.2 million during the three and nine months ended October 31, 2012, respectively. As of October 31, 2013, total compensation cost not yet recognized of $4.6 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.2 years. At October 31, 2013, the number of PSUs granted but not vested was 0.8 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At October 31, 2013, a total of 33.3 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.4 million and 2.9 million shares under the ESP Plan during the three and nine months ended October 31, 2013, respectively, with an average price of $22.95 and $22.61 per share, respectively. During the nine months ended October 31, 2012, Autodesk issued 1.3 million and 2.9 million shares, respectively, under the ESP Plan, at average prices of $21.98 and $21.79 per share, respectively. The weighted average grant date fair value of awards granted under the ESP Plan was $11.80 during both the three and nine months ended October 31, 2013, calculated as of the award grant date using the Black-Scholes-Merton option pricing model. The weighted average grant date fair value of awards granted under the ESP Plan during the three and nine months ended October 31, 2012, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $11.57 and $11.02 per share, respectively.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2013 and 2012, respectively, as follows:

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Cost of license and other revenue	$0.9	$1.0
Cost of subscription	0.5	0.3
Marketing and sales	14.5	16.7
Research and development	10.2	28.1
General and administrative	5.5	5.8
Stock-based compensation expense related to stock awards and ESP Plan purchases	31.6	51.9
Tax benefit	(9.6)	(10.7)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$22.0	$41.2
	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012
Cost of license and other revenue	$2.7	$2.7
Cost of subscription	1.6	1.1
Marketing and sales	42.5	47.4
Research and development	31.3	49.6
General and administrative	18.0	18.0
Stock-based compensation expense related to stock awards and ESP Plan purchases	96.1	118.8
Tax benefit	(27.0)	(26.7)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$69.1	$92.1

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

	Three Months Ended October 31, 2013		Three Months Ended October 31, 2012
	Performance Stock Unit (1)	ESP Plan	Stock Option (2)	ESP Plan
Range of expected volatilities	N/A	30 - 35%	42 - 45%	42 - 44%
Range of expected lives (in years)	N/A	0.5 - 2.0	3.6 - 4.2	0.5 - 2.0
Expected dividends	N/A	—%	—%	—%
Range of risk-free interest rates	N/A	0.1 - 0.4%	0.5%	0.1 - 0.3%
Expected forfeitures	N/A	7.2%	7.7%	7.7%
	Nine Months Ended October 31, 2013		Nine Months Ended October 31, 2012
	Performance Stock Unit (1)	ESP Plan	Stock Option (2)	ESP Plan
Range of expected volatilities	34%	27 - 36%	41 - 45%	41 - 44%
Range of expected lives (in years)	N/A	0.5 - 2.0	3.6 - 4.6	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1 - 0.4%	0.5 - 0.8%	0.1 - 0.3%
Expected forfeitures	7.2 - 7.7%	7.2 - 7.7%	7.7 - 7.8%	7.7 - 7.8%
 _______________

(1)
Autodesk did not grant PSUs in the three and nine months ended October 31, 2012 that were subject to market conditions. In addition, Autodesk did not grant PSUs in the three months ended October 31, 2013 that were subject to market conditions.

(2)	Autodesk did not grant stock options in the three and nine months ended October 31, 2013.

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

6. Income Tax

Autodesk’s effective tax rate was 17% and 22% during the three and nine months ended October 31, 2013, respectively, compared to 14% and 23% during the three and nine months ended October 31, 2012, respectively. Autodesk's effective tax rate increased 3% during the three months ended October 31, 2013 as compared to the same period in the prior fiscal year primarily due to adjustments related to tax return filings partially offset by stock-based compensation expense. Autodesk's effective tax rate decreased 1% during the nine months ended October 31, 2013 as compared to the same period in the prior fiscal year primarily due to foreign income taxed at lower rates and tax benefits from the reinstated federal research credit. Excluding the impact of discrete tax items, the effective tax rate for each of the three and nine month periods ended October 31, 2013 was 22% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

As of October 31, 2013, the Company had $221.7 million of gross unrecognized tax benefits, excluding interest, of which approximately $214.0 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At October 31, 2013, Autodesk had net deferred tax assets of $171.8 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.    Acquisitions

During the nine months ended October 31, 2013, Autodesk completed a total of ten business combinations and technology acquisitions for total cash consideration of approximately $68.3 million. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the nine months ended October 31, 2013:

Developed technologies	$11.3
Customer relationships	2.6
Trade name	1.5
Goodwill	50.7
Deferred tax asset	0.7
Net tangible assets	1.5
Total	$68.3

8. Other Intangible Assets, Net

Other intangible assets that include purchased technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	October 31, 2013	January 31, 2013
Purchased technologies, at cost	$442.0	$431.0
Customer relationships, trade names, patents, and user list, at cost (1)	264.0	259.5
	706.0	690.5
Less: Accumulated amortization	(605.9)	(546.3)
Other intangible assets, net	$100.1	$144.2
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill during the nine months ended October 31, 2013, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2013
Goodwill	$129.5	$310.3	$389.9	$191.0	$1,020.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	129.5	310.3	389.9	41.8	871.5
Addition arising from other acquisitions	11.4	29.1	10.2	—	50.7
Effect of foreign currency translation and purchase accounting adjustments	(0.1)	—	0.2	—	0.1
Balance as of October 31, 2013
Goodwill	140.8	339.4	400.3	191.0	1,071.5
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$140.8	$339.4	$400.3	$41.8	$922.3

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

10. Deferred Compensation

At October 31, 2013, Autodesk had marketable securities totaling $1,005.6 million, of which $42.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $42.3 million at October 31, 2013, of which $4.6 million was classified as current and $37.7 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2013 was $35.3 million. The total related deferred compensation liability at January 31, 2013 was $35.3 million, of which $3.9 million was classified as current and $31.4 million was classified as non-current liabilities. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2013	January 31, 2013
Computer software, at cost	$79.4	$95.1
Computer hardware, at cost	159.1	152.3
Leasehold improvements, land and buildings, at cost	162.3	152.4
Furniture and equipment, at cost	50.9	46.0
	451.7	445.8
Less: Accumulated depreciation	(317.6)	(330.9)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$134.1	$114.9

12. Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. The proceeds of the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $730.7 million as of October 31, 2013.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. In May 2013, Autodesk amended and restated the credit agreement extending the facility's maturity date from May 2016 to May 2018 and reducing facility fees and lowering borrowing costs by aligning margins with our recent public investment grade credit ratings. At October 31, 2013, Autodesk had no outstanding borrowings on this line of credit.

13. Restructuring

During the third quarter of fiscal 2014, the Board of Directors of the Company approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The Company authorized plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million ("Fiscal 2014 Plan"). The Company expects to substantially pay the one-time termination benefits and facility related liabilities related to the Fiscal 2014 Plan by the end of its first quarter of fiscal 2015.

During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing ("Fiscal 2013 Plan"). The approved plan resulted in a reduction of approximately 500 positions and the consolidation of eight leased facilities, with an aggregate charge of $46.2 million to date. As of October 31, 2013, the personnel and facilities related actions included in this restructuring plan were substantially complete.

During the three and nine months ended October 31, 2013, Autodesk recorded restructuring charges of $4.4 million and $6.5 million, respectively.

The following table sets forth the restructuring activities during the nine months ended October 31, 2013:

	Balance at January 31, 2013	Additions	Payments	Adjustments (1)	Balance at October 31, 2013
Fiscal 2013 Plan
Employee termination costs	$4.5	$0.8	$(5.0)	$(0.2)	$0.1
Lease termination and asset costs	2.8	1.5	(4.2)	0.1	0.2
Fiscal 2014 Plan
Employee termination costs	—	4.2	(1.0)	—	3.2
Lease termination and asset costs	—	—	—	—	—
Total	$7.3	$6.5	$(10.2)	$(0.1)	$3.5
Current portion (2)	$5.8				$3.4
Non-current portion (2)	1.5				0.1
Total	$7.3				$3.5
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. During the three and nine months ended October 31, 2013, Autodesk repurchased and retired 2.0 million and 8.3 million shares at an average repurchase price of $39.37 and $38.58 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $49.4 million and $29.5 million, respectively, during the three months ended October 31, 2013. Common stock and additional paid-in capital and retained earnings were reduced by $175.6 million and $143.1 million, respectively, during the nine months ended October 31, 2013.

At October 31, 2013, 24.0 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the nine months ended October 31, 2013, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2013 and January 31, 2013:

	October 31, 2013	January 31, 2013
Net gain on derivative instruments	$1.2	$2.8
Net unrealized gain on available-for-sale securities (1)	2.6	2.9
Unfunded portion of pension plans (1)	(13.1)	(13.1)
Foreign currency translation adjustments (1)	5.2	1.7
Accumulated other comprehensive loss	$(4.1)	$(5.7)

(1) For comparability, the presentation of the balances at January 31, 2013 was adjusted to align with current year presentation.

Reclassifications from Accumulated other comprehensive loss to Net income for the nine months ended October 31, 2013 were not significant.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Numerator:
Net income	$57.6	$29.4	$174.9	$172.9
Denominator:
Denominator for basic net income per share—weighted average shares	223.1	225.5	223.4	227.1
Effect of dilutive securities	4.6	4.4	5.2	4.3
Denominator for dilutive net income per share	227.7	229.9	228.6	231.4
Basic net income per share	$0.26	$0.13	$0.78	$0.76
Diluted net income per share	$0.25	$0.13	$0.77	$0.75

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three and nine months ended October 31, 2013, 5.5 million and 6.7 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share. For the three and nine months ended October 31, 2012, 11.8 million and 9.8 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net revenue:
Platform Solutions and Emerging Business (1)	$183.4	$203.2	$593.4	$646.0
Architecture, Engineering and Construction (1)	185.9	164.6	535.1	492.9
Manufacturing	142.0	131.8	425.1	418.8
Media and Entertainment	43.9	48.4	133.7	147.6
	$555.2	$548.0	$1,687.3	$1,705.3
Gross profit:
Platform Solutions and Emerging Business (1)	$165.9	$189.8	$540.7	$606.2
Architecture, Engineering and Construction (1)	168.9	151.0	485.0	450.1
Manufacturing	130.1	122.3	389.9	386.7
Media and Entertainment	35.4	38.2	106.2	118.9
Unallocated (2)	(12.2)	(11.2)	(36.9)	(33.1)
	$488.1	$490.1	$1,484.9	$1,528.8
 _______________

(1)	The fiscal 2013 quarterly segment revenue amounts have been updated to conform with the current period's presentation.

(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net revenue:
Americas
U.S.	$171.3	$173.6	$502.3	$500.5
Other Americas	37.0	35.8	109.8	115.0
Total Americas	208.3	209.4	612.1	615.5
Europe, Middle East and Africa	204.4	196.3	622.4	630.3
Asia Pacific
Japan	61.9	65.4	207.6	211.6
Other Asia Pacific	80.6	76.9	245.2	247.9
Total Asia Pacific	142.5	142.3	452.8	459.5
Total net revenue	$555.2	$548.0	$1,687.3	$1,705.3

19. Subsequent Events

On September 19, 2013, Autodesk entered into a definitive agreement with the shareholders of Graitec SA (“Graitec”) to acquire certain technology assets, including Graitec’s Advance Steel and Advance Concrete product lines, and associated employees for approximately $87.0 million.  The transaction closed on November 21, 2013. The acquisition will enhance Autodesk’s current offerings for structural engineering and expand its portfolio of technology for Building Information Modeling (BIM) for structural fabrication and detailing. Graitec will be integrated into Autodesk’s AEC reportable segment. The initial accounting for this acquisition was not complete as of December 6, 2013, due to the timing of the acquisition.

On November 7, 2013, Autodesk announced its intention to acquire Delcam plc (“Delcam”), for £20.75 per share, or approximately £172.5 million.  Delcam is a public company (LON: DLC) and is a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry.  Delcam’s range of design, manufacturing and inspection software provides automated CADCAM solutions for a variety of industries, ranging from aerospace to toys and sports equipment.  The transaction will be structured as a cash offer for all the outstanding shares of Delcam, is subject to customary closing conditions including regulatory approvals, and is expected to close in Autodesk’s first quarter of fiscal 2015.   Autodesk expects to use its non-U.S.-based cash for the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Nine Months Ended October 31, 2013-Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP earnings per share, operating margin and other future financial results (by product type and geography) and operating expenses, the effectiveness of our efforts to successfully manage transitions to new business models and markets, the effectiveness of efforts to reduce our operating expenses, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk’s vision is to help people imagine, design and create a better world. We do this by developing software and services for the world’s designers, architects, engineers, and digital artists, professionals and non-professionals alike—the people who create the world's products, buildings, infrastructure, films, and games. Autodesk serves professional customers in three primary markets: architecture, engineering and construction; manufacturing; and digital media and entertainment.

Our goal is to provide our customers with the world’s most innovative, and engaging design software and services. Our product and services portfolio allows our customers to digitally visualize, simulate, and analyze their projects, helping them to better understand the consequences of their design decisions; save time, money, and resources; and become more innovative.

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this transition we have accelerated our move to the cloud and are offering more flexible product licenses. More specifically, during the early part of this fiscal year, we announced more flexible term-based license offerings including rental access for certain products. These offerings are designed to give our customers even more flexibility with how they position us to engage with our products and address new types of customers such as project-based users and small businesses.
Our strategy is predicated upon our major business initiatives to grow, transform and expand our business:

•
Grow. We believe opportunity remains in our desktop software business, and we intend to continue to grow this business. In particular we are offering product suites with improved interoperability and usability to enhance our customers' productivity and effectiveness. We are continuing to develop new ways to deliver capability and value to our customers, including flexible license and service offerings, product suites and cloud and social-based services, to better match the business needs of our customers. We will continue to emphasize developing relationships with large, global customers and pursuing opportunities in emerging economies.

•
Transform. At the same time we grow our desktop software business, we are migrating many of our products to the cloud. This entails development of new cloud computing infrastructure and redesigning our applications to leverage the cloud. We are also developing new capabilities that are enabled by the cloud such as collaborative Product Lifecycle Management (“PLM”), Business Information Modeling (“BIM”) and online simulation. Our goal is to lead our industry in transitioning to the cloud, and use cloud services to provide more value to new and existing subscribers.

•
Expand. We believe that the combination of cloud, social and mobile computing affords us the opportunity to expand our business into new markets and extend the value of our customers' digital design information into visualization, analysis and simulation. We have added new customers through our products and services that are delivered and experienced through the web, cloud and mobile devices providing our advanced visualization technologies to consumers - a whole new category of Autodesk customer. We intend to continue to develop our business to both add new customers and find new capabilities to incorporate in our core business.

We believe that expanding our products' portfolios to include our suites presents a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three and nine months ended October 31, 2013, revenue from suites increased 21% and 16%, respectively, as compared to the same period in the prior fiscal year. As a percentage of revenue, suites consisted of 36% and 34% of our net revenue in the three and nine months ended October 31, 2013, respectively, as compared to 30% and 29% of our net revenue in the three and nine months ended October 31, 2012, respectively.

Expanding our geographic coverage is another key element of our growth strategy. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, for example infrastructure build-out. Revenue from emerging economies increased 6% and decreased 1% during the three and nine months ended October 31, 2013, respectively, as compared to the same periods of the prior fiscal year. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 15% of net revenue for all periods presented. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy and different purchase patterns as compared to the developed world.

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
By innovating within existing technology categories, we bring powerful new design capabilities to volume markets. Our products are designed to be easy-to-learn and use, and to provide customers with a low cost of deployment, a low total cost of access to our software offerings, and a rapid return on investment. In addition, our software architecture allows for extensibility and integration with other products. The breadth of our technology and product line gives us a unique competitive advantage, because it allows our customers to address a wide variety of problems in ways that transcend industry and disciplinary boundaries. This is particularly important in helping our customers address the complex challenges mentioned above. We also believe that our technological leadership and global brand recognition have positioned us well for long-term growth and industry leadership.
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
We offer extensive educational programs supporting our software and services that include providing educational licenses for our software to all students and teachers for little or no fees. For example, beginning the three months ended April 30, 2013, we initiated a new program granting software licenses to educational institutions in select regions and to key partners. Through our partners, we offer curricula and faculty development opportunities to educational institutions worldwide. Through these programs we intend to further Science, Technology, Engineering and Math (STEM) education initiatives. With an extensive global community of students who are experienced with our software and poised to become the next generation of professional users, our goal is to reduce the cost of training and education of new talent for our customers.
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

Income Taxes. At October 31, 2013 we had $171.8 million of net deferred tax assets, primarily a result of tax credits, net operating losses, capital losses, and timing differences for reserves, accrued liabilities, stock options and restricted stock units, fixed assets, deferred revenue, deferred compensation, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method changes, and valuation allowances against U.S. and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and that such challenges may have a significant impact on our effective tax rate.

Overview of the Three and Nine Months Ended October 31, 2013

(in millions)	Three Months Ended October 31, 2013	As a % of Net Revenue	Three Months Ended October 31, 2012	As a % of Net Revenue
Net Revenue	$555.2	100%	$548.0	100%
Cost of revenue	67.1	12%	57.9	11%
Gross Profit	488.1	88%	490.1	89%
Operating expenses	420.0	76%	455.7	83%
Income from Operations	$68.1	12%	$34.4	6%

(in millions)	Nine Months Ended October 31, 2013	As a % of Net Revenue	Nine Months Ended October 31, 2012	As a % of Net Revenue
Net Revenue	$1,687.3	100%	$1,705.3	100%
Cost of revenue	202.4	12%	176.5	10%
Gross Profit	1,484.9	88%	1,528.8	90%
Operating expenses	1,251.8	74%	1,307.5	77%
Income from Operations	$233.1	14%	$221.3	13%

Our results in the three and nine months ended October 31, 2013, as compared to the same periods in the prior fiscal year, were driven by growth in our Architecture, Engineering and Construction (“AEC”), and Manufacturing (“MFG”) segments and in our suites. Offsetting this growth were mixed results from other parts of our business such as decreases in revenue from our major products, ACAD and ACAD LT, our Platform Solutions and Emerging Business (“PSEB”) and Media and Entertainment (“M&E”) segments and some of our geographic areas during the three and nine months ended October 31, 2013 as compared to the same periods in the prior fiscal year. Negatively impacting revenue, especially within the Asia Pacific ("APAC") geography, between the three and nine months ended October 31, 2013 and the same periods in the prior fiscal year were changes in foreign currency rates. In addition, our strategic decision for our educational program to begin granting software licenses to educational institutions in select regions and to key partners negatively impacted revenue, especially within the Americas geography, between the three and nine months ended October 31, 2013 and the same periods in the prior fiscal year.

During the three months ended October 31, 2013, as compared to the same period in the prior fiscal year, net revenue increased 1%, gross profit remained flat and income from operations increased 98%. During the nine months ended October 31, 2013, as compared to the same period in the prior fiscal year, net revenue decreased 1%, gross profit decreased 3% and income from operations increased 5%. Contributing to the year over year impact to revenue during the three months ended October 31, 2013 were increases in subscription revenue partially offset by decreases in license and other revenue. Contributing to the year over year impact to revenue during the nine months ended October 31, 2013 were decreases in license and other revenue partially offset by increases in subscription revenue.

The reasons for these changes are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 50% and 52% of total net revenue during the three and nine months ended October 31, 2013, respectively, a decrease of 9% and 10%, respectively, as compared to the same periods in the prior fiscal year. Revenue from suites was 36% and 34% of total net revenue for the three and nine months ended October 31, 2013, an increase of 21% and 16%, respectively, as compared to the same periods in the prior fiscal year. Revenue from new and adjacent products was 15% and 14% of total net revenue for the three and nine months ended October 31, 2013, respectively, and remained flat in the three and nine months ended October 31, 2013 as compared to the three and nine months ended October 31, 2012. We anticipate that, as our new and existing customers migrate from our stand-alone products, our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will continue to decline as a percentage of revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 24% and 25% of our consolidated net revenue during the three and nine months ended October 31, 2013, respectively, as compared to 24% and 23% in the three and nine months ended October 31, 2012, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Operating Margin Analysis

Income from operations increased 98% in the three months ended October 31, 2013 due to a $35.7 million or 8% decline in our operating expenses and a $7.2 million or 1% increase in net revenue partially offset by a $9.2 million or 16% increase in cost of revenue, as compared to the same period in the prior fiscal year. Our operating margin increased to 12% for the three months ended October 31, 2013 from 6% for the three months ended October 31, 2012. The decrease in operating expenses and the corresponding increase in operating margin was primarily related to lower restructuring charges and stock-based compensation expense partially offset by an increase in employee-related costs related to fringe benefits, salaries and commissions during the three months ended October 31, 2013.

Income from operations increased 5% in the nine months ended October 31, 2013 due to a $55.7 million or 4% decline in our operating expenses partially offset by a $25.9 million or 15% increase in cost of revenue and an $18.0 million or 1% decline in net revenue, as compared to the same period in prior fiscal year. Our operating margin increased to 14% for the nine months ended October 31, 2013 from 13% for the nine months ended October 31, 2012. The decrease in operating expenses and the corresponding increase in operating margin was primarily related to lower restructuring charges and stock-based compensation expense.

Impacting the comparison between the three and nine months ended October 31, 2013 and the same periods in the prior fiscal year was the world-wide restructuring plan ("Fiscal 2013 Plan") approved by the Company during the three months ended October 31, 2012 and the one-time stock-based compensation expense associated with the acquisition of Socialcam during the three months ended October 31, 2012.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom and France. Our revenue was negatively impacted by foreign exchange rate changes during both the three and nine months ended October 31, 2013, as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three and nine months ended October 31, 2012 been in effect during the three and nine months ended October 31, 2013 and had we excluded foreign exchange hedge gains and losses from the three and nine months ended October 31, 2013, (“on a constant currency basis”), net revenue would have increased 4% and 2% during the three and nine months ended October 31, 2013, respectively, as compared to the same periods in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three and nine months ended October 31, 2013 declined 5% and 2%, respectively, on an as reported basis as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three months ended October 31, 2012 been in effect during the three months ended October 31, 2013 and had we excluded foreign exchange hedge gains and losses from the three months ended October 31, 2013, total spend would have been minimally impacted by foreign exchange rate changes and would have decreased 5% on a constant currency basis compared to the same period in the prior fiscal year. Had applicable exchange rates from the nine months ended October 31, 2012 been in effect during the nine months ended October 31, 2013 and had we excluded foreign exchange hedge gains and losses from the nine months ended October 31, 2013, total spend would have benefited from foreign exchange rates changes and would have decreased 1% on a constant currency basis compared to the same period in the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At October 31, 2013, we had $2,479.0 million in cash and marketable securities. We completed the nine months ended October 31, 2013 with lower deferred revenue and accounts receivable balances as compared to the end of the fiscal year ended January 31, 2013. Our deferred revenue balance at October 31, 2013 included $698.7 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations decreased 6% to $380.0 million as of October 31, 2013 from $403.5 million at October 31, 2012. We repurchased 2.0 million shares of our common stock for $78.9 million during the three months ended October 31, 2013. Comparatively, we repurchased 4.0 million shares of our common stock for $130.2 million during the three months ended October 31, 2012. We repurchased 8.3 million shares of our common stock for $318.7 million during the nine months ended October 31, 2013. Comparatively, we repurchased 9.9 million shares of our common stock for $340.5 million during the nine months ended October 31, 2012. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk's business model is evolving. We continue to assess current business offerings including introducing more flexible license and service offerings that have ratable revenue streams, such as rental license and cloud-based offerings. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront perpetual revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility with how they use our products. However, we expect the business model transition to cause our traditional upfront perpetual license revenue to decline without a corresponding decrease in expenses. In the future, we expect this business model transition will increase our long-term revenue growth rate by increasing the lifetime value of our subscribers and increasing our subscriber base over time. Additionally, the shift is expected to increase the amount of our recurring revenue that is ratably reported over the next several years.
We expect net revenue for the fourth quarter of fiscal 2014 will be from $560 million to $580 million, and that GAAP diluted earnings per share will range from $0.09 to $0.16 while non-GAAP diluted earnings per share will range from $0.29 to $0.36. Non-GAAP earnings per diluted share exclude $0.11 related to stock-based compensation expense, $0.07 for the amortization of acquisition related intangibles and $0.02 related to restructuring charges. We expect net revenue for the full fiscal year 2014 will be from $2,247 million to $2,267 million, and that GAAP diluted earnings per share will range from $0.84 to $0.90 while non-GAAP diluted earnings per share will range from $1.55 to $1.61. Non-GAAP earnings per diluted share exclude $0.41 related to stock-based compensation expense, $0.26 for the amortization of acquisition related intangibles and $0.04 related to restructuring charges. Our revenue assumptions for both the fourth quarter and full fiscal year 2014 include the impact of approximately $50 million from the business model transition as revenue that would have otherwise been recognized during this period will be deferred. Deferred revenue is expected to increase by an equivalent amount related to this transition.
We remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

Net Revenue

	Three Months Ended	Increase/(Decrease) compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase/(Decrease) compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
Net Revenue:
License and other	$297.5	$(12.7)	(4)%	$310.2	$934.2	$(65.2)	(7)%	$999.4
Subscription	257.7	19.9	8%	237.8	753.1	47.2	7%	705.9
	$555.2	$7.2	1%	$548.0	$1,687.3	$(18.0)	(1)%	$1,705.3
Net Revenue by Geographic Area:
Americas	$208.3	$(1.1)	(1)%	$209.4	$612.1	$(3.4)	(1)%	$615.5
Europe, Middle East and Africa	204.4	8.1	4%	196.3	622.4	(7.9)	(1)%	630.3
Asia Pacific	142.5	0.2	—%	142.3	452.8	(6.7)	(1)%	459.5
	$555.2	$7.2	1%	$548.0	$1,687.3	$(18.0)	(1)%	$1,705.3
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$183.4	$(19.8)	(10)%	$203.2	$593.4	$(52.6)	(8)%	$646.0
Architecture, Engineering and Construction	185.9	21.3	13%	164.6	535.1	42.2	9%	492.9
Manufacturing	142.0	10.2	8%	131.8	425.1	6.3	2%	418.8
Media and Entertainment	43.9	(4.5)	(9)%	48.4	133.7	(13.9)	(9)%	147.6
	$555.2	$7.2	1%	$548.0	$1,687.3	$(18.0)	(1)%	$1,705.3

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

Total License and other revenue decreased 4% during the three months ended October 31, 2013, as compared to the three months ended October 31, 2012. This decrease was primarily due to a 4% decrease in product license revenue as compared to the same period in the prior fiscal year. The decline in product license revenue was primarily due to a decrease of 14% in revenue from our flagship products partially offset by an increase of 18% in our suites products.

During the three months ended October 31, 2013, the 4% decrease in product license revenue was due to a 22% decrease in the number of seats sold partially offset by a 18% increase in the average net revenue per seat. Product license revenue, as a percentage of License and other revenue, was 83% for the three months ended October 31, 2013 and 82% for the three months ended October 31, 2012.

During the three months ended October 31, 2013, total other revenue represented 17% of License and other revenue. Other revenue decreased by 6% during the three months ended October 31, 2013, as compared to the three months ended October 31, 2012 primarily due to a 60% decrease in our education products as a result of our transition to granting software licenses to educational institutions in select regions and to key partners during the three months ended October 31, 2013, consistent with our strategy.

Total License and other revenue decreased 7% during the nine months ended October 31, 2013, as compared to the nine months ended October 31, 2012. This decrease was primarily due to a 6% decrease in product license revenue as compared to the same period in the prior fiscal year. The decline in product license revenue was primarily due to a 15% decrease in revenue from our flagship products partially offset by a 14% increase in our suites products.

During the nine months ended October 31, 2013, the 6% decrease in product license revenue was due to a 27% decrease in the number of seats sold partially offset by a 21% increase in the average net revenue per seat. Product license revenue, as a percentage of License and other revenue, was 84% for both the nine months ended October 31, 2013 and 2012.

During the nine months ended October 31, 2013, total other revenue represented 16% of License and other revenue. Other revenue decreased by 8% during the nine months ended October 31, 2013, as compared to the nine months ended October 31, 2012 primarily due to a 60% decrease in our education products as a result of our transition to granting software licenses to educational institutions in select regions and to key partners during the nine months ended October 31, 2013, consistent with our strategy.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $17.7 million during the nine months ended October 31, 2013 from $20.0 million at January 31, 2013 to $2.3 million at October 31, 2013. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status and may include orders with current ship dates and orders with ship dates beyond the current fiscal period.

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

Subscription revenue increased 8% during the three months ended October 31, 2013, as compared to the three months ended October 31, 2012, primarily due to a 10% increase in commercial maintenance revenue. The 10% increase in commercial maintenance revenue was due to a 5% increase from commercial enrollment during the corresponding maintenance contract term and a 5% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 96% and 94% of Subscription revenue for the three months ended October 31, 2013 and 2012, respectively.

Subscription revenue increased 7% during the nine months ended October 31, 2013, as compared to the nine months ended October 31, 2012, primarily due to an 8% increase in commercial maintenance revenue. The 8% increase in commercial maintenance revenue was due to a 4% increase from commercial enrollment during the corresponding maintenance contract term and a 4% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 95% and 94% of Subscription revenue for the nine months ended October 31, 2013 and 2012, respectively.

Changes in Subscription revenue lag changes in net billings for subscription contracts because we recognize the revenue from those contracts ratably over their contract terms. Net subscription billings increased 11% during the three months ended October 31, 2013 as compared to the same period in the prior fiscal year primarily due to an increase in multi-year maintenance subscriptions (related to a pricing change in the third fiscal quarter last year, which drove early renewal activity in the second fiscal quarter of last year) and an increase in billings from suites, which have higher maintenance subscription prices. Net subscription billings decreased 2% during the nine months ended October 31, 2013 as compared to the same periods in the prior fiscal year primarily due to a decline in multi-year maintenance subscription partially offset by an increase in sales of suites, which have higher maintenance subscription prices.

Our deferred subscription revenue balance at October 31, 2013 and January 31, 2013 was $698.7 million and $753.1 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography decreased by 1% and remained flat on a constant currency basis, during the three months ended October 31, 2013, as compared to the same period in the prior fiscal year. This increase was primarily due to a 12% decrease in our flagship product revenue partially offset by a 19% increase in our suites revenue in this geography during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. The decrease in our revenue in this geography was led by the U.S. partially offset by an increase in revenue from Canada.

Net revenue in the Americas geography decreased by 1% on as reported basis and on a constant currency basis, during the nine months ended October 31, 2013, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 9% decrease in our flagship products in this geography partially offset by a 10% increase in our suites revenue during the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012. The decrease in our revenue in this geography was led by Canada and Brazil partially offset by an increase in revenue from the U.S.

Net revenue in the Europe, Middle East and Africa ("EMEA") geography increased by 4%, and increased 5% on a constant currency basis, during the three months ended October 31, 2013 as compared to the same period in the prior fiscal year. This increase was primarily due to a 30% increase in our suites products partially offset by a 9% decrease in our flagship products in this geography during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. The increase in our revenue in this geography was led by the United Kingdom and Finland partially offset by declines in revenue from Ireland and Switzerland.

Net revenue in the EMEA geography decreased by 1%, and increased by 2% on a constant currency basis, during the nine months ended October 31, 2013 as compared to the same period in the prior fiscal year. This decrease was primarily due to a 13% decrease in our flagship products in this geography partially offset by a 24% increase in our suites products during the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012. The decrease in our revenue in this geography was led by Ireland, Sweden and Italy partially offset by an increase in revenue from Finland and the United Kingdom.

Net revenue in the APAC geography remained flat and increased by 7% on a constant currency basis, during the three months ended October 31, 2013, as compared to the same period in the prior fiscal year, primarily due to a 10% increase in our suites products partially offset by a 4% decrease in our flagship products in this geography. Our revenue in this geography during the three months ended October 31, 2013 was impacted by increases in revenue from China, Malaysia and Singapore offset by a decline in revenue in Japan.

Net revenue in the APAC geography decreased by 1% and increased by 4% on a constant currency basis, during the nine months ended October 31, 2013, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 6% decrease in our flagship products in this geography partially offset by a 12% increase in our suites products during the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012. The decrease in our revenue in this geography during the nine months ended October 31, 2013 was led by Japan, Taiwan, and Australia partially offset by an increase in revenue from China, Indonesia and Singapore.

Net revenue in emerging economies increased by 6% during the three months ended October 31, 2013 as compared to the same period in the prior fiscal year, primarily due to increases in revenue from China, Hungary and Qatar partially offset by a decrease in revenue from Mexico. Revenue from emerging economies represented 15% of total net revenue for both the three months ended October 31, 2013 and 2012.

Net revenue in emerging economies decreased by 1% during the nine months ended October 31, 2013 as compared to the same period in the prior fiscal year, primarily due to decreases in revenue from the Russian Federation and Taiwan partially offset by an increase in revenue from China. Revenue from emerging economies represented 15% of total net revenue during both the nine months ended October 31, 2013 and 2012.

International net revenue represented 69% and 70% of our total net revenue for the three and nine months ended October 31, 2013, respectively. International net revenue represented 68% and 71% of our total net revenue for the three and nine months ended October 31, 2012, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: PSEB, AEC, MFG and M&E. We have no material inter-segment revenue.

During the three months ended October 31, 2013, net revenue for PSEB decreased by 10% as compared to the same period of the prior fiscal year primarily due to a 12% and 9% decrease in revenue from our flagship products, AutoCAD LT and AutoCAD, respectively. During the nine months ended October 31, 2013, net revenue for PSEB decreased by 8% as compared to the same period of the prior fiscal year primarily due to a 10% and 7% decrease in revenue from our flagship products, AutoCAD and AutoCAD LT, respectively.

During the three months ended October 31, 2013, net revenue for AEC increased by 13% as compared to the same period of the prior fiscal year primarily due to a 42% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite. During the nine months ended October 31, 2013, net revenue for AEC increased by 9% as compared to the same period of the prior fiscal year primarily due to a 30% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the three months ended October 31, 2013, net revenue for MFG increased by 8% as compared to the same period of the prior fiscal year primarily due to an 11% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite. During the nine months ended October 31, 2013, net revenue for MFG increased by 2% as compared to the same period of the prior fiscal year primarily due to an 11% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite partially offset by a 23% decrease in revenue from our flagship product, AutoCAD Mechanical.

During the three months ended October 31, 2013, net revenue for M&E decreased by 9% as compared to the same period in the prior fiscal year, primarily due to a 22% decrease in revenue from Creative Finishing and a 5% decrease in revenue from Animation. The decline in Creative Finishing was marked by a general decrease in M&E industry end-market demand. The decrease in Animation revenue was primarily due to a 9% decrease in revenue from our flagship product, Maya and a 12% decrease from our M&E suites, which was driven by our Autodesk Entertainment Creation Suite. During the nine months ended October 31, 2013, net revenue for M&E decreased by 9% as compared to the same period in the prior fiscal year, primarily due to an 8% decrease in revenue from Animation and a 13% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 17% decrease in revenue from our M&E suites, which was driven by our Autodesk Entertainment Creation Suite, a 9% decrease in revenue from each of our flagship products, Maya and 3Ds Max. The decline in Creative Finishing was marked by a general decrease in M&E industry end-market demand. As more of our customers move to our suites products, our revenue on stand-alone products like 3Ds Max may decrease because it is included in a number of our various segments' suites. Integration of our M&E offerings into our other segments' suites is part of our strategy and we believe it represents a growth opportunity for us over the long-term.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
Cost of revenue:
License and other	$43.4	$2.1	5%	$41.3	$130.6	$6.0	5%	$124.6
Subscription	23.7	7.1	43%	16.6	71.8	19.9	38%	51.9
	$67.1	$9.2	16%	$57.9	$202.4	$25.9	15%	$176.5
As a percentage of net revenue	12%			11%	12%			10%

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of fulfilling consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), costs associated with transferring our software to electronic media, physical media, packaging materials and shipping and handling costs.

Cost of license and other revenue increased 5% for both the three and nine months ended October 31, 2013, as compared to the same periods in the prior fiscal year, primarily due to an increase in Autodesk consulting related costs.

Cost of subscription revenue includes the labor costs of providing product support to our maintenance and cloud subscription customers, including rent and occupancy, shipping and handling costs, professional services fees related to operating our network infrastructure, including depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations. Cost of subscription revenue increased 43% and 38% during the three and nine months ended October 31, 2013, respectively, as compared to the same periods in the prior fiscal year, primarily due to higher cloud services-related expenses.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to slightly increase in absolute dollars and as a percentage of net revenue during the fourth quarter of fiscal 2014, as compared to the fourth quarter of fiscal 2013, primarily due to an increase in cloud services-related expenses associated with meeting our major business initiatives.

Marketing and Sales

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Decrease compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
Marketing and sales	$203.4	$(0.5)	—%	$203.9	$610.3	$(29.2)	(5)%	$639.5
As a percentage of net revenue	37%			37%	36%			38%

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

Marketing and sales expenses remained flat for the three months ended October 31, 2013 as compared to the same period in the prior fiscal year primarily due to an increase in employee-related costs offset by a decrease in stock-based compensation charges. Marketing and sales expenses decreased 5% for the nine months ended October 31, 2013 as compared to the same period in the prior fiscal year primarily due to a decrease in professional fees and marketing related costs and a decrease in employee-related costs related to bonuses, salaries, commissions, and fringe benefits.

For the fourth quarter of fiscal 2014, as compared to the fourth quarter of fiscal 2013, we expect marketing and sales expense to remain relatively consistent in absolute dollars and as a percentage of net revenue.

Research and Development

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Decrease compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
Research and development	$149.0	$(4.0)	(3)%	$153.0	$448.7	$(1.9)	—%	$450.6
As a percentage of net revenue	27%			28%	27%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses decreased 3% during the three months ended October 31, 2013 as compared to the same period in the prior fiscal year, primarily due to a decrease in stock-based compensation expense partially offset by an increase in employee-related costs related to salaries and fringe benefits and professional fees.

Research and development expenses remained flat during the nine months ended October 31, 2013 as compared to the same period in the prior fiscal year, primarily due to a decrease in stock-based compensation expense and employee-related costs related to bonuses offset by an increase in employee-related costs related to salaries and fringe benefits, professional fees, and consulting related costs.

The decline in stock-based expense for both the three and nine months ended October 31, 2013 was impacted by the one-time stock-based compensation expense associated with the acquisition of Socialcam during the three months ended October 31, 2012.

For the fourth quarter of fiscal 2014, as compared to the fourth quarter of fiscal 2013, we expect research and development expense to slightly increase in absolute dollars and as a percentage of net revenue.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
General and administrative	$63.2	$1.1	2%	$62.1	$186.3	$5.6	3%	$180.7
As a percentage of net revenue	11%			11%	11%			11%

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

General and administrative expenses increased 2% during the three months ended October 31, 2013 as compared to the same period in the prior fiscal year, primarily due to an increase in employee-related costs related to salaries and fringe benefits, and legal fees partially offset by a decrease in amortization of acquisition related customer relationships and trade names.
General and administrative expenses increased 3% during the nine months ended October 31, 2013 as compared to the same period in the prior fiscal year, primarily due to an increase in employee-related costs related to salaries and fringe benefits, and legal fees partially offset by a decrease in amortization of acquisition related customer relationships and trade names, and employee-related costs related to bonuses.

For the fourth quarter of fiscal 2014, as compared to the fourth quarter of fiscal 2013, we expect general and administrative expenses to remain relatively consistent in absolute dollars and as a percentage of net revenue.

Restructuring Charges, Net

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Decrease compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
Restructuring charges, net	$4.4	$(32.3)	(88)%	$36.7	$6.5	$(30.2)	(82)%	$36.7
As a percentage of net revenue	1%			7%	—%			2%

During the third quarter of fiscal 2014, the the Board of Directors of the Company approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The Company authorized plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million.

During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing. The approved plan included a reduction in force and the consolidation of certain leased facilities. As of October 31, 2013, the personnel and facilities related actions included in this restructuring plan were substantially complete.

During the three months ended October 31, 2013, we recorded an incremental restructuring charge associated with the Fiscal 2014 Plan of $4.4 million. During the nine months ended October 31, 2013, we recorded an incremental restructuring charge associated with both the Fiscal 2014 Plan and Fiscal 2013 Plan of $6.5 million. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2013	2012	2013	2012
Interest and investment (expense) income, net	$(1.8)	$2.3	$(6.8)	$5.5
Loss on foreign currency	(0.2)	(2.4)	(4.5)	(0.9)
Gain (loss) on strategic investments	0.3	0.1	(1.0)	(3.8)
Other income (loss)	2.8	(0.1)	2.8	1.8
Interest and other income (expense), net	$1.1	$(0.1)	$(9.5)	$2.6

Interest and other income (expense), net, increased $1.2 million during the three months ended October 31, 2013, as compared to the same periods in the prior fiscal year, primarily due to an increase in other income associated with a Quebec ecommerce tax credit partially offset by a reduction in our interest and investment (expense) income, net. Interest and other income (expense), net, decreased $12.1 million during the nine months ended October 31, 2013, as compared to the same period in the prior fiscal year, primarily due to a reduction in our interest and investment (expense) income, net and losses on foreign currency.

The decreases in interest and investment (expense) income, net, during the three and nine months ended October 31, 2013, as compared to the same period in the prior fiscal year is primarily due to interest expense resulting from the issuance of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, and a decrease in the fair value of our trading securities that are marked-to-market each period. Interest and investment income fluctuates based on average cash, marketable securities and debt balances, average maturities and interest rates.

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

Our effective tax rate was 17% and 22% during the three and nine months ended October 31, 2013, respectively, compared to 14% and 23% during the three and nine months ended October 31, 2012, respectively. Our effective tax rate increased 3% during the three months ended October 31, 2013 as compared to the same period in the prior fiscal year primarily due to adjustments related to tax return filings partially offset by stock-based compensation expense. Our effective tax rate decreased 1% during the nine months ended October 31, 2013 as compared to the same period in the prior fiscal year primarily due to foreign income taxed at lower rates and tax benefits from the reinstated federal research credit. Excluding the impact of discrete tax items, the effective tax rate for each of the three and nine month periods ended October 31, 2013 was 22% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense.

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

At October 31, 2013, we had net deferred tax assets of $171.8 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2013, and 2012, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Gross profit	$488.1	$490.1	$1,484.9	$1,528.8
Non-GAAP gross profit	$500.3	$501.3	$1,521.8	$1,561.9
Gross margin	88%	89%	88%	90%
Non-GAAP gross margin	90%	91%	90%	92%
Income from operations	$68.1	$34.4	$233.1	$221.3
Non-GAAP income from operations	$122.3	$146.7	$395.8	$435.6
Operating margin	12%	6%	14%	13%
Non-GAAP operating margin	22%	27%	23%	26%
Net income	$57.6	$29.4	$174.9	$172.9
Non-GAAP net income (1)	$94.3	$109.0	$292.4	$329.2
Diluted earnings per share (2)	$0.25	$0.13	$0.77	$0.75
Non-GAAP diluted earnings per share (1) (2)	$0.41	$0.47	$1.28	$1.42
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Gross profit	$488.1	$490.1	$1,484.9	$1,528.8
Stock-based compensation expense	1.4	1.3	4.3	3.8
Amortization of purchased intangibles	10.8	9.9	32.6	29.3
Non-GAAP gross profit	$500.3	$501.3	$1,521.8	$1,561.9
Gross margin	88%	89%	88%	90%
Stock-based compensation expense	—%	—%	—%	—%
Amortization of purchased intangibles	2%	2%	2%	2%
Non-GAAP gross margin	90%	91%	90%	92%
Income from operations	$68.1	$34.4	$233.1	$221.3
Stock-based compensation expense	31.6	51.9	96.1	118.8
Amortization of purchased intangibles	18.2	23.7	60.1	58.8
Restructuring charges	4.4	36.7	6.5	36.7
Non-GAAP income from operations	$122.3	$146.7	$395.8	$435.6
Operating margin	12%	6%	14%	13%
Stock-based compensation expense	6%	10%	6%	7%
Amortization of purchased intangibles	3%	4%	3%	4%
Restructuring charges	1%	7%	—%	2%
Non-GAAP operating margin	22%	27%	23%	26%
Net income	$57.6	$29.4	$174.9	$172.9
Stock-based compensation expense	31.6	51.9	96.1	118.8
Amortization of purchased intangibles	18.2	23.7	60.1	58.8
Restructuring charges	4.4	36.7	6.5	36.7
(Gain) Loss on strategic investments (1)	(0.3)	(0.1)	1.0	3.8
Discrete tax provision items	(3.0)	(15.4)	(2.3)	(19.0)
Income tax effect of non-GAAP adjustments	(14.2)	(17.2)	(43.9)	(42.8)
Non-GAAP net income	$94.3	$109.0	$292.4	$329.2
Diluted net income per share (2)	$0.25	$0.13	$0.77	$0.75
Stock-based compensation expense	0.14	0.23	0.42	0.51
Amortization of purchased intangibles	0.07	0.10	0.26	0.26
Restructuring charges	0.02	0.15	0.03	0.15
(Gain) Loss on strategic investments (1)	—	—	—	0.02
Discrete tax provision items	(0.01)	(0.07)	(0.01)	(0.09)
Income tax effect of non-GAAP adjustments	(0.06)	(0.07)	(0.19)	(0.18)
Non-GAAP diluted net income per share (2)	$0.41	$0.47	$1.28	$1.42
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

(Gain) loss on strategic investments. We exclude gains and losses related to our strategic investments from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components and realized gains and losses on the sale or losses on the impairment of these investments. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments which do not occur regularly.

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

At October 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,479.0 million and net accounts receivable of $304.1 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). As of December 6, 2013, we have $750.0 million aggregate principal amount of Senior Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of December 6, 2013, we have no amounts outstanding under the credit facility. We amended and restated the credit facility in May 2013. The amended and restated credit facility expires in May 2018. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $2,365.4 million at January 31, 2013 to $2,479.0 million at October 31, 2013 is principally due to cash generated by operating activities, and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. These increases to cash, cash equivalents and marketable securities are partially offset by cash used for repurchases of common stock, acquisitions including business combination and technology purchases, capital expenditures, and other investing activities. We anticipate the cash proceeds from issuance of common stock will vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan (“ESP Plan”).

The primary source for net cash provided by operating activities of $380.0 million for the nine months ended October 31, 2013 was net income of $174.9 million increased by the cash effect of expenses totaling $191.8 million associated with depreciation, amortization and accretion and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $9.1 million. The primary source of working capital was a decrease in accounts receivable and increase in income tax payable. Our days sales outstanding in trade receivables was 50 at October 31, 2013 compared to 74 days at January 31, 2013. The days sales outstanding decrease relates primarily to seasonality in our subscription contract renewals; subscription billings are generally higher in the fourth quarter in comparison to the rest of our fiscal year. The primary working capital uses of cash were a decline in deferred revenue and for the reduction of the accrued compensation expense primarily related to a decrease in the employee bonus accrual.

At October 31, 2013, our short-term investment portfolio had an estimated fair value of $587.1 million and a cost basis of $580.7 million. The portfolio fair value consisted of $280.0 million invested in commercial paper and corporate securities, $131.7 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $68.8 million invested in U.S. government agency securities, $41.2 million invested in U.S. treasury securities, $42.3 million invested in mutual funds, $21.7 million invested in municipal securities and $1.4 million invested in other short-term securities.

At October 31, 2013, $42.3 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

On September 19, 2013, we entered into a definitive agreement with the shareholders of Graitec SA (“Graitec”) to acquire certain technology assets, including Graitec’s Advance Steel and Advance Concrete product lines, and associated employees for approximately $87.0 million. The transaction closed on November 21, 2013. In addition, on November 7, 2013, we announced our intention to acquire Delcam plc (“Delcam”), for £20.75 per share, or approximately £172.5 million. Other than the closed Graitec acquisition and the proposed Delcam acquisition, as of October 31, 2013, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of October 31, 2013, approximately 75% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

In the event that the proposed acquisition of Delcam closes, we expect to fund such purchase with offshore cash and have entered into forward contracts to lock in the U.S. dollar purchase price equivalent for payment in British pounds. In the event the proposed acquisition of Delcam does not close, we will be exposed to the foreign exchange gain or loss on the contracts at the time such contracts are terminated.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and nine months ended October 31, 2013, we repurchased 2.0 million and 8.3 million, respectively, of our common stock. At October 31, 2013, 24.0 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended October 31, 2013:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	0.5	$37.35	0.5	25.5
September 1 - September 30	1.0	39.33	1.0	24.5
October 1 - October 31	0.5	41.50	0.5	24.0
Total	2.0	$39.37	2.0
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the nine months ended October 31, 2013.

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2013 and January 31, 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $414.9 million and $438.2 million at October 31, 2013 and January 31, 2013, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2013 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2013 and January 31, 2013 would increase the fair value of our foreign currency contracts by $27.8 million and $29.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2013 and January 31, 2013 would decrease the fair value of our foreign currency contracts by $30.0 million and $33.1 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At October 31, 2013, we had $1,820.7 million of cash equivalents and marketable securities, including $587.1 million classified as short-term marketable securities and $418.5 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have a unrealized gain or loss of $4.7 million and $9.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 69% and 70% of our net revenue in the three and nine months ended October 31, 2013, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and nine months ended October 31, 2013, approximately 83% and 84%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 24% and 25% of our total net revenue for the three and nine months ended October 31, 2013, respectively, as compared to 24% and 23% of our total net revenue for the three and nine months ended October 31, 2012, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our restructuring and cost reduction actions may not be as effective as anticipated.

During fiscal years 2013 and 2014, we undertook restructuring plans. If we are unable to realize the outcomes from the restructuring efforts as planned, we may need to undertake additional restructuring efforts, and our business and operating results may be harmed. In taking any future restructuring actions, we may incur additional costs that negatively impact our operating margins. Additionally, a prolonged and slow economic recovery or a renewed recession in U.S. or foreign markets could also lead to additional restructuring actions and associated costs.
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

Our business could suffer as a result of risks, costs and charges associated with strategic acquisitions and investments such as the recent announcement of our intent to acquire Delcam plc (“Delcam”).

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. For example, we recently announced our intent to acquire Delcam. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the diversion of management's time and attention.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and nine months ended October 31, 2013, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 29% and 31% of our total net revenue, respectively.

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

We also have a $400.0 million revolving credit facility. As of October 31, 2013, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended October 31, 2013.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit No.	Description

3.1	Bylaws, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on September 23, 2013)

10.1*	Amended and Restated Executive Change in Control Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on September 23, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: December 6, 2013

AUTODESK, INC.
(Registrant)

/s/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)