Form 10-K
period 2014-01-31
AUTODESK INC
filed 2014-03-10
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 221.6 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2013) was approximately $7.8 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2014, the registrant had outstanding 227,185,041 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2014.

[THIS PAGE INTENTIONALLY LEFT BLANK]

AUTODESK, INC. FORM 10-K

2014 Form 10-K 3

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; the effectiveness of our efforts to successfully manage transitions to new business models and markets; the effectiveness of efforts to reduce our operating expenses; expected market trends, including the growth of cloud, mobile and social computing; our belief that the strength of our channel network, technological leadership, brand recognition, breadth of product line and large installed base are benefitting us as global economies recover; expected trends in certain financial metrics; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; our ability to successfully increase sales of product suites as part of our overall sales strategy; our belief that emerging economies continue to present long-term growth opportunities for us; the impact of our restructuring activities; the sufficiency of our cash to meet our working capital and operating resource expenditure requirements over the next 12 months; and our ability to generate sufficient future taxable income in appropriate tax jurisdictions to realize our net deferred tax assets. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, activity related to our stock repurchase program, and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

PART I

ITEM 1. BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; manufacturing; and digital media, consumer and entertainment industries. Our sophisticated software products enable our customers to experience their ideas before they are real. Customers are able to imagine, design and create their ideas by visualizing, simulating and analyzing real-world performance early in the design process by creating and manipulating digital prototypes. These capabilities allow our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate intentions, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors. Additionally, we sell a line of consumer products for digital art, personal design and creativity, and home design. These products are sold over the Internet and in various digital storefronts, including the Apple App Store and the Google Play Store.

Segments

We report based on four reportable operating segments:

•	Platform Solutions and Emerging Business (“PSEB”), which accounted for 35% of our net revenue in fiscal 2014;

•	Architecture, Engineering and Construction (“AEC”), which accounted for 32% of our net revenue in fiscal 2014;

•	Manufacturing (“MFG”), which accounted for 25% of our net revenue in fiscal 2014; and

•	Media and Entertainment (“M&E”), which accounted for 8% of our net revenue in fiscal 2014.

2014 Form 10-K 4

A summary of our net revenue and results of operations for our business segments is found in Note 13, “Segments,” in the Notes to our Consolidated Financial Statements.

Our PSEB, AEC and MFG segments derive revenue from the sale of licenses and subscriptions for software products and services to customers who design, build, and own buildings, infrastructures, and manufactured products. In addition to software products, the PSEB, AEC and MFG segments offer a range of services, including consulting, support and training, largely dedicated to enhancing our ability to sell licenses and subscriptions to our software products. Our M&E segment derives revenue from the sale of licenses and subscriptions for software products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming. In addition, our animation products produced by our M&E segment are often used by customers of products from our other segments for the visualization of their designs.

The principal products and services of these segments include the following:

•
Flagship products, which accounted for approximately 51% of our net revenue in fiscal 2014, are our core standalone horizontal, vertical and model-based design products including AutoCAD, AutoCAD LT, AutoCAD Civil 3D, AutoCAD Mechanical, AutoCAD Map, AutoCAD Architecture, Maya and 3ds Max.

•
Suites, which accounted for approximately 34% of our net revenue in fiscal 2014, are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective, including Autodesk Product Design Suites, Autodesk Building Design Suites, Autodesk Infrastructure Design Suites and AutoCAD Design Suites.

•
New and Adjacent products, which accounted for approximately 14% of our net revenue in fiscal 2014, are new product offerings as well as products that are not considered flagship or suites, including Autodesk Creative Finishing products, Autodesk Moldflow products and Autodesk Alias Design products.

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

PRODUCTS

The principal product offerings from Autodesk’s different segments are as follows:

PSEB

Our PSEB segment includes our design product, AutoCAD. Our AutoCAD product is a platform product that underpins our design product offerings for all the industries we serve. For example, our AEC and MFG segments offer tailored versions of AutoCAD software for the industries they serve. Our AutoCAD product also provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB's revenue primarily includes revenue from sales of licenses of our design products, AutoCAD and AutoCAD LT, as well as the Autodesk Design Suite and many other design and consumer products. The segment’s principal product offerings included the following during fiscal 2014:

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

2014 Form 10-K 5

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

AEC

Our AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Our AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, collaboration and project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordinated information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. The segment’s principal product offerings included the following during fiscal 2014:

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

•	Autodesk Infrastructure Design Suites

The Infrastructure Design Suites are the BIM for Infrastructure design solution that combines intelligent, model-based tools to help the user to gain more accurate, accessible, and actionable insight. With unique access to the Autodesk infrastructure software portfolio, users can benefit throughout the execution and lifecycle of transportation, land, and water projects. Three editions of Infrastructure Design Suites are available to meet each customer's particular business needs and offers the depth and breadth of the Autodesk portfolio.

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

2014 Form 10-K 6

•	AutoCAD Map 3D

AutoCAD Map 3D software provides direct access to data needed for infrastructure planning, design and management activities. AutoCAD Map 3D software helps professionals working on transportation, land development, water and power projects to more easily create, manage and analyze design geographic information system and asset data.

MFG

Our MFG segment provides manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together product data from all phases of the product development through production process to develop a single digital model created in Autodesk Inventor software. Our solutions for digital prototyping are scalable, attainable, cost-effective and allow for real-world simulation, enabling a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s principal product offerings included the following during fiscal 2014:

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

M&E

Our M&E segment is comprised of two product groups: Animation and Creative Finishing. Animation products are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Creative Finishing products are primarily sold as turnkey solutions for editing, finishing and visual effects design and color grading. Principal product offerings in our M&E segment’s Animation and Creative Finishing product groups included the following during fiscal 2014:

Animation

•	Autodesk Maya

Autodesk Maya software provides 3D modeling, animation, effects, rendering and compositing solutions that enable film and video artists, game developers and design visualization professionals to digitally create engaging, lifelike images, realistic animations and simulations, extraordinary visual effects, and full length animated feature films.

2014 Form 10-K 7

•	Autodesk 3ds Max

Autodesk 3ds Max software provides 3D modeling, animation and rendering solutions that enable game developers, design visualization professionals and visual effects artists to digitally create realistic images, animations and complex scenes and to digitally communicate abstract or complex mechanical, architectural, engineering and construction concepts.

Creative Finishing

•	Autodesk Flame, Autodesk Smoke, and Autodesk Lustre

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

Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this transition we have accelerated our move to the cloud and are offering more flexible licenses. For example, in fiscal 2014, we began offering BIM 360, Product Lifecycle Management (“PLM”) and Fusion 360, our cloud based offerings, which provide tools, including social and mobile capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries began to take advantage of the scalable computing power and flexibility provided through these new services.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. Research and development expenditures were $611.1 million or 27% of fiscal 2014 net revenue, $600.0 million or 26% of fiscal 2013 net revenue and $566.5 million or 26% of fiscal 2012 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

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

In addition, our business and our customers benefit from our relationships with a network of over 4,000 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.

For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

2014 Form 10-K 8

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 2,500 resellers and distributors worldwide. For fiscal 2014, approximately 84% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Sales through our largest distributor, Tech Data Corporation and its affiliates, accounted for 24%, 23% and 21% of our net revenue for fiscal years 2014, 2013 and 2012, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2014 net revenue in the EMEA, Americas and APAC was $851.8 million (37%), $818.9 million (36%) and $603.2 million (27%), respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

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

In addition to sales of new perpetual use software licenses, we generate revenue through several subscription-based business models. The largest is our maintenance program, under which customers who own a perpetual use license for the most recent version of the underlying product are able to purchase maintenance that provides them with unspecified upgrades when-and-if-available and are able to download e-Learning courses and receive online support over a one year or multi-year maintenance service period.

We also offer more flexible term-based license offerings to our customers. Our subscription-based business models help our customers reduce up-front licensing costs, provide more flexibility with how they use our products and address new categories of customers such as project-based users and small businesses. Over the next few years, we expect to significantly increase our subscription base and the annual value per subscription, which will ultimately drive billings growth.

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

2014 Form 10-K 9

EDUCATIONAL PROGRAMS

We help students and educators imagine, design, and create a better world by granting them, for little or no fees, Autodesk Software licenses, specialized learning content, education communities, and support networks.

We are committed to helping fuel a lifelong passion for design in students of all ages, and inspiring and supporting educators. As such, we partner with education institutions and work to develop programs that can facilitate a passion for design in students, and provide a good foundation for STEAM (Science, Technology, Engineering, Digital Arts, and Math) growth in the secondary school market. Within our secondary and postsecondary school markets, we are enabling future workforces to graduate industry-ready and Autodesk-literate with marketable software skills that are in high demand. Whether future professional designers or lifelong design hobbyists, our full portfolio of professional-grade and personal design products introduce students and educators at all levels to design and the power of design technology.

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support and programming tools to developers who develop add-on applications for our products. Over 4,000 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

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

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors in the PSEB, AEC and MFG segments include Adobe Systems Incorporated, ANSYS, Inc., AVEVA Group plc, Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, PTC, 3D Systems, and Trimble Navigation Limited.

Our M&E segment also competes with a wide range of different companies from large, global, publicly-traded companies to small private entities. Large organizations that produce products that compete in some or all of our markets include Adobe Systems Incorporated, Apple Inc., Avid Technology, Inc., SONY Corporation and Technicolor, among others. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger businesses. As a result, some of our competitors also own subsidiaries that are our customers or our partners in developing or bringing to market some of our solutions. In addition to traditional competitors in developed economies, we encounter new competitors in emerging economies.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry is presently undergoing a platform shift from the personal computer to cloud and mobile computing. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of new competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

2014 Form 10-K 10

We believe that our future results depend largely upon our ability to better serve customers by offering new products, including cloud and mobile computing products, whether by internal development or acquisition, and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

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

PRODUCTION AND SUPPLIERS

The production of our PSEB, AEC, MFG and certain M&E software products involves duplication of the software media and, for certain products, the printing of user manuals. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products such as DVDs and USB flash drives are available from multiple sources. We offer our maintenance customers an electronic software download option for selected product updates. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. For certain products, user manuals are made available by request only as we work toward reducing our cost of shipping and production as well as the use of natural resources. User manuals and packaging materials are produced to our specifications by outside sources. Production is performed in leased facilities operated by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

2014 Form 10-K 11

EMPLOYEES

As of January 31, 2014, we employed approximately 7,600 people. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, that could negatively impact our business in the future.

2014 Form 10-K 12

ACQUISTIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses or certain technology related assets focused in specific markets or industries. For the three years ended January 31, 2014, 2013 and 2012, we acquired a number of companies and certain technology related assets, some of which were accounted for as business combinations. The following were key acquisitions for fiscal years 2014, 2013 and 2012:

Date of closing	Company	Details
November 2013	Graitec SA (“Graitec”)
The acquisition of Graitec (including Graitec’s Advance Steel and Advance Concrete product lines, and associated employees) enhanced Autodesk’s offerings for structural engineering and expanded our portfolio of technology for BIM for structural fabrication and detailing.  Graitec was integrated into Autodesk’s AEC segment.

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

2014 Form 10-K 13

Backlog was $19.7 million at January 31, 2014 compared to $20.0 million at January 31, 2013. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors not related to future trends or events such as the order fulfillment process, the method of software delivery or the linearity of our business within the fiscal period.

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

Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture and AutoCAD Mechanical), Civil 3D, Inventor products (standalone), Maya, Plant 3D, and Revit products (standalone).

License and Other revenue—License and other revenue consists of two components: all forms of product license revenue and other revenue. Product license revenue includes: software license revenue from the sale of new seat licenses and upgrades and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

Maintenance—Our maintenance program provides our commercial and educational customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue over the term of the agreements, generally between one and three years.

New and Adjacent—Autodesk new and adjacent products include Autodesk's new product offerings as well as products that are not included in flagship or suites. New and adjacent includes the following services and products: Autodesk Alias Design products, Autodesk 360 products, Autodesk Consulting, Autodesk Simulation, Autodesk Simulation Multiphysics, Autodesk Buzzsaw, Autodesk CF Design, Autodesk Constructware, Autodesk consumer products, Autodesk Creative Finishing products, Autodesk Moldflow products, Autodesk Navisworks, Autodesk Scaleform, Autodesk Vault products and all other products.

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

Subscription revenue —Autodesk subscription revenue consists of two components: maintenance revenue from our software products and revenue from our cloud service offerings, including Autodesk 360.

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

2014 Form 10-K 14

elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

Global economic conditions may further impact our business, financial results and financial condition.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, relatively high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues (such as “austerity” measures in Southern Europe), and volatility in many financial instrument markets. While some recent indicators point to a slow economic recovery, on the whole indicators continue to suggest a mixed trend in economic activity among the different geographical regions and markets.

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

Even if economic conditions in the U.S. and foreign markets improve generally, a slower economic recovery in industries important to our business, such as the manufacturing and digital media and entertainment industries, may adversely affect our business, financial results and financial condition. If a macro-economic recovery does not occur as rapidly as anticipated, our ability to meet our long-term financial targets may also be adversely affected.

Existing and increased competition and rapidly evolving technological changes may reduce our revenue and profits.

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry is presently undergoing a platform shift from the personal computer to cloud and mobile computing. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications, or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which would likely harm our business.

2014 Form 10-K 15

We believe that our future results largely depend upon our ability to offer products that compete favorably with respect to reliability, performance, ease of use, range of useful features, continuing product enhancements, reputation and price.

If we fail to successfully manage our business model transition to cloud-based products and more flexible product licenses, our results of operations could be negatively impacted.
To address the industry transition from personal computer to cloud, social, and mobile computing, we have accelerated our move to the cloud and are offering more flexible product licenses. While we expect to increase our subscription base, value per subscription, billings, bookings, ratable and recurring revenue over time as a result of this business model transition, our ability to achieve these financial objectives is subject to risks and uncertainties. The new offerings require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge.  If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.
Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance, costs related to product defects and large expenditures that may not result in additional net revenue or could result in decreased net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile and social computing. Customers are also reconsidering the manner in which they license software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We are also developing consumer products for digital art, personal design and creativity, and home design. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites and, most recently, our introduction of flexible license and service offerings. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue. If we are not able to meet customer requirements, either with respect to our software products or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites and cloud-based services. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our suites and cloud-based offerings. At times, sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products have decreased without a corresponding increase in suites product or cloud-based services revenue or without purchases of customer seats to our suites. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as desktop subscription (formally referred to as rental) offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while correspondingly reducing our upfront perpetual revenue stream. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

2014 Form 10-K 16

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 70% and 71% of our net revenue in fiscal 2014 and 2013, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. These factors have recently adversely impacted and may in the future adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions in particular geographies, including Europe and emerging economies,

2014 Form 10-K 17

•	failure to produce sufficient revenue, billings or subscription growth and profitability,

•	results and future projections related to our business model transition,

•	confusion on the part of analysts and investors about the short-term and long-term impact to our business resulting from our business model transition;

•	weak or negative growth in one or more of the industries we serve, including architecture, engineering and construction, manufacturing, education and digital media and entertainment markets,

•	dependence on and the timing of large transactions,

•	changes in product mix, pricing pressure or changes in product pricing,

•	changes in billings linearity,

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity,

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects,

•	lower growth or contraction of our upgrade or maintenance programs,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	the effectiveness of our internal business reorganization,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites,

•	the financial and business condition of our reseller and distribution channels,

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies,

•	perceived or actual technical or other problems with a product or combination of products,

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries,

•	failure to achieve anticipated levels of customer acceptance of key new applications,

•	increases in cloud services-related expenses,

•	security breaches and potential financial penalties to customers and government entities,

•	timing of additional investments in the development of our platform or deployment of our services,

•	timing of product releases and retirements,

2014 Form 10-K 18

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products,

•	changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures,

•	changes in sales compensation practices,

•	failure to effectively implement our copyright legalization programs, especially in developing countries,

•	failure to achieve sufficient sell-through in our channels for new or existing products,

•	renegotiation or termination of royalty or intellectual property arrangements,

•	interruptions or terminations in the business of our consultants or third party developers,

•	the timing and degree of expected investments in growth and efficiency opportunities,

•	failure to achieve continued success in technology advancements,

•	catastrophic events or natural disasters,

•	regulatory compliance costs,

•	costs associated with acquisitions of companies and technologies,

•	potential goodwill impairment charges related to prior acquisitions, and

•	adjustments arising from ongoing or future tax examinations.

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

Our business could suffer as a result of risks, costs and charges associated with strategic acquisitions and investments such as our fiscal 2015 acquisition of Delcam plc (“Delcam”).

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. For example, we recently acquired Delcam, a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the diversion of management's time and attention.

In addition, such acquisitions and investments involve other risks such as:

•	the inability to retain customers, key employees, vendors, distributors, business partners, and other entities associated with the acquired business;

2014 Form 10-K 19

•	the potential impact on relationships with existing customers, vendors and distributors as business partners as a result of acquiring another business;

•	the potential that due diligence of the acquired business or product does not identify significant problems;

•	the potential for incompatible business cultures;

•	significant higher than anticipated transaction or integration-related costs;

•	potential additional exposure to fluctuations in currency exchange rates; and

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2014 and fiscal 2013, approximately 84% and 83%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 24% and 23% of our total net revenue for fiscal 2014 and 2013, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products and suites, if these products are not successful, our revenue will be adversely affected.

2014 Form 10-K 20

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets, upgrades to those products and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During fiscal 2014 and 2013, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 30% and 33% of our total net revenue, respectively.

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
In the past, we have taken actions to reduce our cost structure to more closely align our costs with our revenue levels. In taking these actions, we have attempted to balance the cost of such initiatives against their longer term benefits. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from an economic recovery. We cannot assure that our cost cutting efforts will achieve appropriate levels of expenses, and we may take additional actions in the future.

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

2014 Form 10-K 21

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, earnings or key performance metrics;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

•	confusion on the part of analysts and investors about the short-term and long-term impact to our business resulting from our business model transition;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	changes in estimates of future results or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

2014 Form 10-K 22

We make significant efforts to maintain the security and integrity of our product source code and computer systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, backdoor trojans and distributed denial of service (DDoS) attacks. Any of the foregoing could attack our products and computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk. Like all software products, our software is vulnerable to cyber attacks. In the past, hackers have targeted our software, and they may do so in the future. The impact of cyber attacks could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.

We rely on third-parties to provide us with a number of operational services, including hosting and delivery and certain of our customer services and other operations; any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation and adversely impact our financial performance.

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

2014 Form 10-K 23

We may face intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

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

Our investment portfolio is composed of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility and other economic factors. If general economic conditions decline, this could cause the credit ratings of our investments to deteriorate, illiquidity in the financial marketplace, and we may experience a decline in interest income, and an inability to sell our investments, leading to impairment in the value of our investments.

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

2014 Form 10-K 24

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

Although we have determined that our internal control over financial reporting was effective as of January 31, 2014, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns may impact our business or expose us to increased liability.

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

2014 Form 10-K 25

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

Our financial results could be negatively impacted if our tax positions are overturned by tax authorities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be overturned by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

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

2014 Form 10-K 26

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

2014 Form 10-K 27

We also have a $400.0 million revolving credit facility. As of January 31, 2014, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease 1,757,000 square feet of office space in 116 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 25,000 square feet of office space in two locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 220,000 square feet under leases that have expiration dates ranging from December 2017 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development and technical support personnel.

All facilities are in good condition. Our facilities, excluding those in restructuring, are operating at capacities averaging 83% occupancy worldwide as of January 31, 2014. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows or financial position in a particular period, however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

2014 Form 10-K 28

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2014
First Quarter	$41.42	$35.51
Second Quarter	40.27	33.01
Third Quarter	42.82	34.16
Fourth Quarter	54.18	40.09
Fiscal 2013
First Quarter	$42.69	$35.55
Second Quarter	41.28	28.52
Third Quarter	36.21	27.70
Fourth Quarter	40.00	30.22

Dividends

We did not declare any cash or stock dividends in either fiscal 2014 or fiscal 2013. We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

Stockholders

As of January 31, 2014, the number of common stockholders of record was 492. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. In June 2012, the Board of Directors approved the current stock repurchase plan, which authorized the repurchase of 30.0 million shares; as of January 31, 2014, 8.2 million shares have been repurchased under this plan. This plan does not have a fixed expiration date. During the three and twelve months ended January 31, 2014, we repurchased 2.2 million and 10.5 million shares of our common stock, respectively. At January 31, 2014, 21.8 million shares remained available for repurchase under the existing repurchase authorization. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

2014 Form 10-K 29

The following table provides information about the repurchase of our common stock under the stock repurchase programs in open-market transactions during the quarter ended January 31, 2014:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	0.1	$45.41	0.1	23.9
December 1 - December 31	1.9	47.18	1.9	22.0
January 1 - January 31	0.2	49.21	0.2	21.8
Total	2.2	$47.29	2.2
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended January 31, 2014.

2014 Form 10-K 30

Company Stock Performance

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Software Index. The following graph and related information will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Five Year Cumulative Total Stockholder Return(1)
___________________

(1)
Assumes $100 invested on January 31, 2009, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

2014 Form 10-K 31

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the years ended January 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended January 31, 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet for the year ended January 31, 2012 is derived from, and are qualified by reference to, the audited consolidated financial statements that are not included in this Form 10-K. The financial data for the years ended January 31, 2011 and 2010 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$2,273.9	$2,312.2	$2,215.6	$1,951.8	$1,713.7
Income from operations	284.8	305.9	355.6	271.4	65.6
Net income	228.8	247.4	285.3	212.0	58.0
Cash flow from operations	563.5	559.1	573.5	540.8	246.8
Common Stock Data:
Basic net income per share	$1.02	$1.09	$1.25	$0.93	$0.25
Diluted net income per share	1.00	1.07	1.22	0.90	0.25
Dividends paid per share	—	—	—	—	—
At Year End:
Total assets	$4,595.0	$4,308.4	$3,227.8	$2,787.6	$2,447.2
Long-term liabilities	1,262.0	1,221.5	390.8	308.5	269.7
Stockholders’ equity	2,261.5	2,043.2	1,882.9	1,609.3	1,473.5

2014 Form 10-K 32

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and "Business Outlook" below; anticipated future net revenue; future GAAP and non-GAAP earnings per share; future operating margin and other future financial results (by product type and geography) and operating expenses; the effectiveness of our efforts to successfully manage transitions to new business models and markets; the effectiveness of efforts to reduce our operating expenses; expected market trends, including the growth of cloud, mobile and social computing; the effect of unemployment and availability of credit; the effects of the U.S. credit downgrade and weak global economic conditions; the effects of revenue recognition; our backlog; expected trends in certain financial metrics; the impact of acquisitions and investment activities; the effect of fluctuations in exchange rates and our hedging activities on our financial results; our abilities to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; our ability to successfully increase sales of product suites as part of our overall sales strategy; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results; and the impact of our restructuring activities. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law..

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

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this transition we have accelerated our move to the cloud and are offering more flexible licenses.
Our strategy is to lead our customers and the industries they serve to the new cloud and mobile platforms. This entails both a technological shift and a business model shift. During the early part of fiscal 2014, we announced more flexible term-based license offerings for certain products. These offerings are designed to give our customers even more flexibility with how they use our products and service offerings and address new types of customers such as project-based users and small businesses. Over the next four years, we expect to significantly increase our subscription base and the annual value of our subscriptions, which we believe will help drive billings growth. During this transition, revenue, deferred revenue, operating margin and EPS will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.
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

2014 Form 10-K 33

our customers, including flexible license and service offerings, product suites and cloud and social-based services, to better match the business needs of our customers. We will continue to emphasize developing relationships with large, global customers and pursuing opportunities in emerging economies.

•
Transform. At the same time we grow our desktop software business, we are migrating many of our products to the cloud. This entails development of new cloud computing infrastructure and redesigning our applications to leverage the cloud. We are also developing new capabilities that are enabled by the cloud such as collaborative Product Lifecycle Management (“PLM”), Building Information Modeling (“BIM”) and online simulation. Our goal is to lead our industry in transitioning to the cloud, and use cloud services to provide more value to new and existing subscriptions.

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

We believe suites present a meaningful growth opportunity and is an important part of our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For fiscal 2014, revenue from suites increased 15%, as compared to the prior fiscal year. As a percentage of revenue, suites increased to 34% in fiscal 2014 as compared to 29% in fiscal 2013.

Expanding our geographic coverage is another key element of our growth strategy. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. Although revenue from emerging countries remained flat during fiscal 2014 as compared to fiscal 2013, we believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 15% and 14% of fiscal 2014 and fiscal 2013 net revenue, respectively. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy and different purchase patterns as compared to the developed world.

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
We are committed to helping fuel a lifelong passion for design in students of all ages, and inspiring and supporting educators. As such, we offer extensive educational programs supporting our software and services including a new program, initiated in fiscal 2014, under which we grant software licenses to educational institutions in select regions and to key partners for little or no fees. Through these programs we intend to further Science, Technology, Engineering, Digital Arts, and Math

2014 Form 10-K 34

(STEAM) education initiatives. With an extensive global community of students who are experienced with our software and poised to become the next generation of professional users, our goal is to reduce the cost of training and education of new talent for our customers.

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

For multiple element arrangements containing only software and software-related elements, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on our vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If we do not have VSOE of an undelivered software license, we defer revenue recognition on the entire sales arrangement until all elements for which we do not have VSOE are delivered. If we do not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual service period in the arrangement. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

2014 Form 10-K 35

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

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the maintenance transaction is billed and subsequently recognized as a reduction to maintenance revenue over the contract period. These incentive balances do not require significant assumptions or judgments. The reserves associated with the partner incentive program are treated on the balance sheet as either contra account receivable (when due to distributors and direct resellers) or accounts payable (when due to indirect resellers).

Marketable Securities.    As described in Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements, our investments in marketable securities are measured at the end of each reporting period and reported at fair value. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining the fair value of our investments we are sometimes required to use various alternative valuation techniques. Inputs to valuation techniques are either observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets;

•
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. This is generally true for our cash and cash equivalents and the majority of our marketable securities, which we consider to be Level 1 assets and Level 2 assets. However, determining the fair value of marketable securities when observable inputs are not available (Level 3) requires significant judgment. For example, we use probability weighted discounted cash flow models, in which some of the inputs are unobservable in the market, to estimate the fair value of our convertible debt securities. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

All of Autodesk’s marketable securities are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

Business Combinations.    We allocate the purchase price of acquired companies to the assets and liabilities acquired, as well as to in-process research and development based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. The allocation of the purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples

2014 Form 10-K 36

of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from sales, maintenance agreements and acquired developed technologies;

•
the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company’s product portfolio;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and

•	discount rates used to determine the present value of estimated future cash flows.
These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Goodwill.    When we acquire a business, a portion of the purchase consideration is typically allocated to acquired technology and other identifiable intangible assets, such as customer relationships and developed technology. The excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. The amounts allocated to acquired technology and other intangible assets represent our estimates of their fair values at the acquisition date. We amortize the acquired technology and other intangible assets with finite lives over their estimated useful lives. The estimation of acquisition-date fair values of intangible assets and their useful lives requires us to make assumptions and judgments, including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, projections of future cash flows and appropriate discount rates.

We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment as required under Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides for an optional assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be utilized for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

Under the two-step quantitative impairment test, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

For our annual impairment assessment in fiscal 2014, we did not utilize the optional assessment. Rather, we used the quantitative two-step impairment test for each of our Platform Solutions and Emerging Business (“PSEB”), Manufacturing ("MFG"), Architecture, Engineering and Construction ("AEC"), and Media and Entertainment (“M&E”) reporting units and used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing, we determined that the fair value was substantially in excess of the carrying value for each of the four reporting units and that there was no impairment of goodwill during the year ended January 31, 2014.

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

2014 Form 10-K 37

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

Income Taxes.    We currently have $187.9 million of net deferred tax assets, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, deferred tax liabilities associated with tax method changes on advanced payments and valuation allowances against U.S. and Canadian deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors, including intercompany transfer pricing adjustments. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

Stock-Based Compensation.    We measure stock-based compensation cost at the grant date fair value of the award, and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of certain stock-based payment awards (including grants of stock options and employee stock purchases related to the employee stock purchase plan) using either the Black-Scholes-Merton option-pricing model or a binomial-lattice model (e.g., Monte Carlo simulation model). To determine the grant-date fair value of our stock-based payment awards, we use a Black-Scholes model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The variables used in these models are reviewed on a quarterly basis and adjusted, as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statements of Operations.

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

2014 Form 10-K 38

Overview of Fiscal 2014

	Fiscal Year Ended	As a % of Net Revenue	Fiscal Year Ended	As a % of Net Revenue
	January 31, 2014		January 31, 2013
	(in millions)
Net Revenue	$2,273.9	100%	$2,312.2	100%
Cost of revenue	274.3	12%	238.5	10%
Gross Profit	1,999.6	88%	2,073.7	90%
Operating expenses	1,714.8	75%	1,767.8	76%
Income from Operations	$284.8	13%	$305.9	13%

During fiscal 2014, as compared to the prior fiscal year, net revenue decreased 2%, gross profit decreased 4%, and income from operations decreased 7%. Contributing to the year over year impact to revenue during fiscal 2014 were decreases in license and other revenue partially offset by increases in subscription revenue.

During the latter part of fiscal year 2014, we announced a business model transition as we began offering more flexible license and service offerings that have ratable revenue streams. As a result, our net revenue for fiscal 2014 excluded approximately $30 million that was deferred as a result of the our transition. The $30 million related to flexible license arrangements with certain enterprise customers and had a particular impact on license revenue in the Americas geography and the Architecture, Engineering and Construction ("AEC") business segment.

Negatively impacting revenue, especially within the Asia Pacific ("APAC") geography, were changes in foreign currency rates for fiscal 2014 as compared to the prior fiscal year. In addition, our strategic decision related to our educational program to begin granting software licenses to educational institutions in select regions and to key partners negatively impacted revenue, especially within the Americas geography, between fiscal 2014 and the prior fiscal year.

The reasons for these changes are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 51% of total net revenue during fiscal 2014, a decrease of 11% as compared to the prior fiscal year. Revenue from suites was 34% of total net revenue for fiscal 2014, an increase of 15% as compared to the prior fiscal year. Revenue from new and adjacent products was 14% of total net revenue during the fiscal 2014, a decrease of 2% as compared to fiscal 2013. We anticipate that, as our new and existing customers migrate from our stand-alone products to suites, our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will continue to decline as a percentage of revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 24% and 23% of our consolidated net revenue during fiscal year 2014 and 2013, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Operating Margin Analysis

Income from operations decreased 7% in fiscal 2014 due to a $38.3 million or 2% decrease in net revenue and a $35.8 million or 15% increase in cost of revenue partially offset by a $53.0 million or 3% decline in our operating expenses, in each case as compared to the prior fiscal year. Our operating margin remained flat at 13% for fiscal 2014 and 2013. The increase in cost of revenue was driven by an increase in cloud services-related expenses. Impacting the decline in operating expenses between fiscal 2014 and 2013 was the world-wide restructuring plan ("Fiscal 2013 Plan") approved by Autodesk during the third quarter of fiscal 2013 and the one-time stock-based compensation expense associated with the acquisition of Socialcam during the third quarter of fiscal 2013. Partially offsetting the decline in operating expense were restructuring charges from the world-wide restructuring plan ("Fiscal 2014 Plan") approved by Autodesk during the third quarter of fiscal 2014.

2014 Form 10-K 39

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom, and France. Our revenue was negatively impacted by foreign exchange rate changes during fiscal 2014, as compared to the prior fiscal year. Had applicable exchange rates from fiscal 2013 been in effect during fiscal 2014 and had we excluded foreign exchange hedge gains and losses from fiscal 2014 (“on a constant currency basis”), net revenue would have increased 1% compared to the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during fiscal 2014 decreased 1% on an as reported basis as compared to the prior fiscal year. Had applicable exchange rates from fiscal 2013 been in effect during fiscal 2014 and had we excluded foreign exchange hedge gains and losses from fiscal 2014, total spend would have been minimally impacted by foreign exchange rate changes and would have remained flat on a constant currency basis compared to the prior fiscal year.

Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuations of such foreign currency against the U.S. dollar.

Balance Sheet and Cash Flow Items

At January 31, 2014, we had $2,544.4 million in cash and marketable securities. We completed fiscal 2014 with a higher deferred revenue balance and a lower accounts receivable balance as compared to the prior fiscal year. Our deferred revenue balance at January 31, 2014 included $789.3 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations increased 1% to $563.5 million as of January 31, 2014 from $559.1 million at January 31, 2013. We repurchased 10.5 million shares of our common stock for $423.8 million during fiscal 2014. Comparatively, we repurchased 12.5 million shares of our common stock for $431.2 million during fiscal 2013. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk's business model is evolving. We continue to assess current business offerings including introducing more flexible license and service offerings that have ratable revenue streams. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront perpetual revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility with how customers use our products. However, we expect the business model transition to cause our traditional upfront perpetual license revenue to decline without a corresponding decrease in expenses. In the future, we expect this business model transition will increase our long-term revenue growth rate by increasing the annual value per subscription and increasing our subscription base over time.
We expect net revenue for the first quarter of fiscal 2015 will range from $560 million to $575 million, and that GAAP diluted earnings per share will range from $0.01 to $0.04 while non-GAAP diluted earnings per share will range from $0.19 to $0.22. Non-GAAP earnings per diluted share exclude $0.11 related to stock-based compensation expense, $0.06 related to the amortization of acquisition related intangibles and $0.01 related to restructuring charges.
We expect net billings for fiscal 2015 to increase by approximately 5% to 8% compared to fiscal 2014.We expect net revenue for fiscal 2015 to increase by approximately 3% to 5% compared to fiscal 2014. Autodesk anticipates fiscal 2015 GAAP operating margin to be approximately 5% to 8% and non-GAAP operating margin to be approximately 14% to 16%.  The 14% non-GAAP operating margin excludes 6 percentage points related to stock-based compensation expense, and 3 percentage points related to the amortization of acquisition related intangibles. The 16% non-GAAP operating margin excludes 5 percentage points related to stock-based compensation expense, and 3 percentage points related to the amortization of acquisition related intangibles. Autodesk expects to add approximately 150,000-200,000 net new subscriptions.

2014 Form 10-K 40

Included within our guidance is the expected reduction in our operating margin for our acquisition of Delcam plc (“Delcam”).

We remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

	Fiscal Year Ended January 31, 2014	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2013	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2012

		$	%		$	%
	(in millions)
Net Revenue:
License and other (1)	$1,254.9	$(109.2)	(8)%	$1,364.1	$29.7	2%	$1,334.4
Subscription (1)	1,019.0	70.9	7%	948.1	66.9	8%	881.2
	$2,273.9	$(38.3)	(2)%	$2,312.2	$96.6	4%	$2,215.6
Net Revenue by Geographic Area:
Americas	$818.9	$(17.3)	(2)%	$836.2	$37.7	5%	$798.5
Europe, Middle East and Africa	851.8	(16.7)	(2)%	868.5	6.3	1%	862.2
Asia Pacific	603.2	(4.3)	(1)%	607.5	52.6	9%	554.9
	$2,273.9	$(38.3)	(2)%	$2,312.2	$96.6	4%	$2,215.6
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business (1)	$789.2	$(53.8)	(6)%	$843.0	$9.9	1%	$833.1
Architecture, Engineering and Construction (1)	730.6	29.5	4%	701.1	74.7	12%	626.4
Manufacturing (1)	579.4	5.6	1%	573.8	33.5	6%	540.3
Media and Entertainment (1)	174.7	(19.6)	(10)%	194.3	(21.5)	(10)%	215.8
	$2,273.9	$(38.3)	(2)%	$2,312.2	$96.6	4%	$2,215.6
____________________

(1)	For comparability, the presentation of the balances at January 31, 2013 and January 31, 2012 were adjusted to align to current year presentation.

Fiscal 2014 Net Revenue Compared to Fiscal 2013 Net Revenue

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

Total License and other revenue decreased 8% during fiscal 2014 as compared to fiscal 2013. This decrease was primarily due to a 7% decrease in product license revenue as compared to the same period in the prior fiscal year. The decline in product license revenue was primarily due to a decrease of 15% in revenue from our flagship products partially offset by an increase of 10% in our suites products.

During fiscal 2014, the 7% decrease in product license revenue was due to a 21% decrease in the number of seats sold partially offset by a 14% increase in the average net revenue per seat. Product license revenue, as a percentage of License and other revenue, was 84% for fiscal 2014 and 83% for fiscal 2013.

During fiscal 2014, total other revenue represented 16% of License and other revenue. Other revenue decreased by 11% during fiscal 2014 as compared to fiscal 2013. This decrease is primarily due to a 56% decrease in our education products as a

2014 Form 10-K 41

result of our transition to granting no or low-cost software licenses to educational institutions in select regions and to key partners during fiscal 2014, consistent with our strategy.

Backlog related to current software license product orders that had not shipped at the end of the fiscal year decreased by $0.3 million from $20.0 million at January 31, 2013 to $19.7 million at January 31, 2014. Backlog from current software license product orders that we have not yet shipped consists of orders from customers with approved credit status for currently available software products and may include both orders with current ship dates and orders with ship dates beyond the current fiscal period.

Subscription Revenue

Our Subscription revenue consists of two components: maintenance revenue for our software products and revenue for our cloud service offerings, including Autodesk 360. Our maintenance program provides our commercial and educational customers of perpetual products with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years but can occasionally be as long as five years. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Subscription revenue increased 7% during fiscal 2014 as compared to fiscal 2013 primarily due to a 9% increase in commercial maintenance revenue. The 9% increase in commercial maintenance revenue was due to a 4% increase from commercial enrollment during the corresponding maintenance contract term and a 5% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 95% and 94% of Subscription revenue for fiscal 2014 and fiscal 2013, respectively.

Changes in Subscription revenue lag changes in net billings for subscription contracts because we recognize the revenue from those contracts ratably over their contract terms. Net subscription billings remained flat during fiscal 2014 as compared to the prior fiscal year primarily due to a decline in multi-year maintenance subscriptions partially offset by an increase in billings from suites, which have higher maintenance subscription prices.

Our deferred subscription revenue balance at January 31, 2014 and January 31, 2013 was $789.3 million and $753.1 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography decreased by 2% as reported and on a constant currency basis during fiscal 2014, as compared to the prior fiscal year. This decrease was primarily due to a 13% decrease in our flagship product revenue partially offset by a 14% increase in our suites revenue in this geography during fiscal 2014 as compared to fiscal 2013. The decrease in our revenue in this geography was led by Canada and Brazil partially offset by an increase in revenue from the U.S.

Net revenue in the Europe, Middle East and Africa ("EMEA") geography decreased by 2%, and remained flat on a constant currency basis, during fiscal 2014 as compared to the prior fiscal year. This decrease was primarily due to a 13% decrease in our flagship products partially offset by a 21% increase in our suites products in this geography during fiscal 2014 as compared to fiscal 2013. The decrease in our revenue in this geography was led by Ireland, Sweden, and the Netherlands partially offset by an increase in revenue from Finland and the United Kingdom.

Net revenue in the APAC geography decreased 1% and increased by 5% on a constant currency basis, during fiscal 2014 as compared to the prior fiscal year, primarily due to a 3% decrease in our flagship products partially offset by a 10% increase in our suites products in this geography. Our revenue in this geography during fiscal 2014 was impacted by decreases in revenue from Australia, Japan, and Taiwan, partially offset by an increase in revenue from China.

Net revenue in emerging economies remained flat during fiscal 2014 as compared to the prior fiscal year, primarily due to increases in revenue from Lebanon and China offset by a decrease in revenue from the Russian Federation. Revenue from emerging economies represented 15% and 14% of total net revenue for fiscal 2014 and 2013, respectively.

2014 Form 10-K 42

International net revenue represented 70% and 71% of our total net revenue for fiscal 2014 and 2013, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business ("PSEB"), AEC, Manufacturing ("MFG") and Media and Entertainment ("M&E"). We have no material inter-segment revenue.

Net revenue for PSEB decreased by 6% during fiscal 2014 as compared to the prior fiscal year primarily due to a 9% and 4% decrease in revenue from our flagship products, AutoCAD and AutoCAD LT, respectively.

Net revenue for AEC increased by 4% during fiscal 2014 as compared to the prior fiscal year primarily due to a 31% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

Net revenue for MFG increased by 1% during fiscal 2014 as compared to the prior fiscal year primarily due to a 9% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite. This increase was partially offset by a decrease in revenue from our flagship product, AutoCAD Mechanical.

Net revenue for M&E decreased by 10% during fiscal 2014 as compared to the prior fiscal year, primarily due to a 7% decrease in revenue from Animation and a 17% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 9% decrease in revenue from our flagship product, Maya, and a 16% decrease from our M&E suites, which was driven by our Autodesk Entertainment Creation Suite. The decline in Creative Finishing was marked by a general decrease in M&E industry end-market demand. As more of our customers move to our suites products, our revenue on stand-alone products like 3Ds Max is expected to decrease because it is included in a number of our various segments' suites. Integration of our M&E offerings into our other segments' suites is part of our strategy and we believe it represents a growth opportunity for us over the long-term.

Fiscal 2013 Net Revenue Compared to Fiscal 2012 Net Revenue

This discussion has been updated to conform with the current period's presentation.

License and Other Revenue

Total license and other revenue increased 2% during fiscal 2013 as compared to fiscal 2012. This increase was primarily due to a 4% increase in product license revenue as compared to the same period in the prior fiscal year. The increase in product license revenue was primarily due to an increase of 16% in revenue from our suites products and a 3% increase in revenue from our flagship products.

During fiscal 2013, the 4% increase in product license revenue was due to a 6% increase in the average net revenue per seat partially offset by a 2% decrease in the number of seats sold. Product license revenue, as a percentage of License and other revenue, was 83% for fiscal 2013 and 82% for fiscal 2012.

During fiscal 2013, total other revenue represented 17% of License and other revenue. Other revenue decreased by 7% during fiscal 2013 as compared to fiscal 2012 primarily due to a 34% decrease in our education products as a result of our transition to granting no or low-cost software licenses to educational institutions in select regions and to key partners during fiscal 2013, consistent with our strategy.

Backlog related to current software license product orders that had not shipped at the end of the fiscal year decreased by $7.1 million during fiscal 2013 from $27.1 million at January 31, 2012 to $20.0 million at January 31, 2013.

2014 Form 10-K 43

Subscription Revenue

Subscription revenue increased 8% during fiscal 2013, as compared to fiscal 2012, primarily due to a 4% increase in commercial maintenance revenue. The 4% increase in commercial maintenance revenue was due to an 8% increase from commercial enrollment during the corresponding maintenance contract term partially offset by a 4% decrease in average net revenue per maintenance seat. Commercial maintenance revenue represented 94% and 97% of Subscription revenue for fiscal 2013 and 2012.

Net subscription billings increased 5% during fiscal 2013 as compared to the prior fiscal year primarily due to early subscription renewals in advance of a price increase and due to new multi-year maintenance contracts.

Our deferred subscription revenue balance at January 31, 2013 and January 31, 2012 was $753.1 million and $644.1 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 5% both as reported and on a constant currency basis, during fiscal 2013, as compared to fiscal 2012. This increase was primarily due to a 5% increase in our flagship product revenue and an 8% increase in our suites revenue during fiscal 2013 as compared to fiscal 2012. The increase in our revenue in this geography was led by the U.S. and Canada.

Net revenue in the EMEA geography increased by 1%, or 3% on a constant currency basis, during fiscal 2013 as compared to fiscal 2012. The increase was primarily due to a 13% increase in our suites revenue partially offset by a 4% decrease in our flagship product revenue during fiscal 2013 as compared to fiscal 2012. The increase in our revenue in this geography was led by Ireland, Finland and Germany, partially offset by a decrease in revenue from Sweden and the United Kingdom.

Net revenue in the APAC geography increased by 9%, or 8% on a constant currency basis, during fiscal 2013, as compared to fiscal 2012, primarily due to a 28% increase in our suites revenue and an 8% increase in flagship product revenue during fiscal 2013 as compared to fiscal 2012. Net revenue expansion in the APAC geography during fiscal 2013 was led by Japan, followed by China and South Korea.

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

Net Revenue by Operating Segment

Net revenue for PSEB, which includes our Autodesk Design Suite, increased 1% during fiscal 2013, as compared to fiscal 2012, primarily due to a 2% increase in revenue from our flagship AutoCAD and AutoCAD LT products.

Net revenue for AEC increased 12% during fiscal 2013, as compared to fiscal 2012, primarily due to a 22% increase in revenue from our AEC suites, which includes our Autodesk Building Design Suite.

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

2014 Form 10-K 44

Cost of Revenue and Operating Expenses

Cost of Revenue

For comparability, the balances at January 31, 2013 and January 31, 2012, including tables, were adjusted to align to current year presentation, and therefore the discussion has been updated accordingly.

	Fiscal Year Ended January 31, 2014	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012

		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$178.7	$12.7	8%	$166.0	$(0.6)	—%	$166.6
Subscription	95.6	23.1	32%	72.5	10.0	16%	62.5
	$274.3	$35.8	15%	$238.5	$9.4	4%	$229.1
As a percentage of net revenue	12%			10%			10%

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

Cost of license and other revenue increased 8% during fiscal 2014, as compared to fiscal 2013, primarily due to an increase in consulting support costs. Cost of license and other revenue remained flat during fiscal 2013, as compared to fiscal 2012, primarily due to a decrease in Creative Finishing related expenses, consistent with the decline in Creative Finishing revenue, offset by an increase in stock-based compensation charges and amortization of acquisition related developed technologies.

Cost of subscription revenue includes the labor costs of providing product support to our maintenance and cloud subscription customers, including rent and occupancy, shipping and handling costs, professional services fees related to operating our network infrastructure, including depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations. Cost of subscription revenue increased 32% during fiscal 2014 as compared to fiscal 2013 primarily due to an increase in cloud services-related expenses. Cost of subscription revenue increased 16% during fiscal 2013 as compared to fiscal 2012 due to an increase in cloud services-related expenses partially offset by decrease in costs as a result of the move to more electronic fulfillment.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and slightly increase as a percentage of net revenue during fiscal 2015, as compared to fiscal 2014, primarily due to an increase in costs associated with meeting our major business initiatives.

2014 Form 10-K 45

Marketing and Sales

	Fiscal Year Ended January 31, 2014	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012

		$	%		$	%
	(in millions)
Marketing and sales	$842.6	$(32.9)	(4)%	$875.5	$32.9	4%	$842.6
As a percentage of net revenue	37%			38%			38%

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

Marketing and sales expenses decreased 4% during fiscal 2014, as compared to fiscal 2013, primarily due to lower advertising and promotional expenses and employee-related costs from salaries, bonus and commissions. Marketing and sales expenses increased 4% during fiscal 2013, as compared to fiscal 2012, primarily due to higher employee-related costs from salaries and fringe benefits and stock-based compensation primarily associated with increased headcount and merit increases in fiscal 2013. These costs were partially offset by a decrease in professional fees and advertising costs.

We expect to balance our need to invest in the marketing and sales of our products with our desire to actively manage our sales and marketing operating expenses. As a result, we expect marketing and sales expense to increase in absolute dollars and slightly increase as a percentage of net revenue in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in costs as we work towards meeting our major business initiatives.

Research and Development

	Fiscal Year Ended January 31, 2014	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012

		$	%		$	%
	(in millions)
Research and development	$611.1	$11.1	2%	$600.0	$33.5	6%	$566.5
As a percentage of net revenue	27%			26%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 2% during fiscal 2014, as compared to fiscal 2013, primarily due to an increase in employee-related costs from salaries and fringe benefits and an increase in professional fees partially offset by a decline in stock-based compensation expense due to a one-time charge associated with the acquisition of Socialcam in fiscal 2013. Research and development expenses increased 6% during fiscal 2013, as compared to fiscal 2012, primarily due to an increase in stock-based compensation expense associated with the acquisition of Socialcam in the third quarter of fiscal 2013 and an increase in salaries and fringe benefits primarily due to merit increases in fiscal 2013.

We expect research and development expense to increase in absolute dollars, and slightly increase as a percentage of net revenue during fiscal 2015, as compared to fiscal 2014, as we continue to invest in product development in fiscal 2015.

2014 Form 10-K 46

General and Administrative

	Fiscal Year Ended January 31, 2014	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012

		$	%		$	%
	(in millions)
General and administrative	$248.3	$(0.1)	—%	$248.4	$25.3	11%	$223.1
As a percentage of net revenue	11%			11%			10%

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

General and administrative expenses remained flat from fiscal 2013 to fiscal 2014. An increase in employee-related costs from salaries and fringe benefits were offset by a decrease in amortization of acquisition related customer relationships and trade names. General and administrative expenses increased 11% from fiscal 2012 to fiscal 2013, primarily due to an increase in amortization of acquisition related customer relationships and trade names and fluctuations in our operating expense hedge activity in fiscal 2013. Also contributing to the increase was an increase in salaries primarily due to merit increases in fiscal 2013 as compared to fiscal 2012.

We expect general and administrative expense to slightly increase in absolute dollars but remain relatively consistent as a percentage of net revenue during fiscal 2015, as compared to fiscal 2014, primarily due to an increase in costs associated with supporting our major business initiatives.

Restructuring Charges (Benefits), Net

	Fiscal Year Ended January 31, 2014	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2013	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2012

		$	%		$	%
	(in millions)
Restructuring charges (benefits), net	$12.8	$(31.1)	71%	$43.9	$45.2	(3,477)%	$(1.3)
As a percentage of net revenue	1%			2%			—%

During the third quarter of fiscal 2014, our Board of Directors approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. During fiscal 2014, Autodesk recorded a restructuring charge of $12.8 million. Of this amount, $10.2 million was recorded for one-time termination benefits and other costs and $2.6 million was recorded for facilities-related costs. We expect to substantially pay the one-time termination benefits and facility related liabilities related to this plan by the end of our first quarter of fiscal 2015.

During the third quarter of fiscal 2013, the our Board of Directors approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing. The approved plan included a reduction in force and the consolidation of certain leased facilities. As of January 31, 2014, the personnel and facilities related actions included in this restructuring plan were substantially complete. See Note 15, “Restructuring Reserves,” in Notes to Consolidated Financial Statements for further discussion.

2014 Form 10-K 47

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in millions)
Interest and investment (expense) income, net (1)	$(9.8)	$4.9	$5.4
Gain (loss) on foreign currency	4.0	1.2	(1.1)
(Loss) gain on strategic investments (1)	(1.8)	(4.0)	0.3
Other income	2.7	2.0	2.7
Interest and other (expense) income, net	$(4.9)	$4.1	$7.3
____________________

(1)	For comparability, the presentation of the balances at January 31, 2012 was adjusted to align to current year presentation.

Interest and other (expense) income, net, decreased $9.0 million during fiscal 2014, as compared to fiscal 2013, primarily due to a reduction in our net interest and investment (expense) income.

The decrease in interest and investment (expense) income, net, during fiscal 2014 as compared to fiscal 2013 is primarily due to interest expense resulting from the December 2012 issuance of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022. Interest and investment income fluctuates based on average cash, marketable securities and debt balances, average maturities and interest rates.

Interest and other income, net, decreased $3.2 million during fiscal 2013, as compared to fiscal 2012, primarily due to a reduction in our net interest and investment income and losses incurred due to impairments of certain strategic investments. A loss on strategic investments occurs when a net reduction in valuation occurs or an impairment is recorded. Impairment results from the determination that the value of the investment is no longer recoverable.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 18% and 20% during fiscal 2014 and fiscal 2013, respectively. Our effective tax rate decreased two percentage points from fiscal 2013 to fiscal 2014 due to an increase in tax benefits from foreign earnings taxed at different rates in fiscal 2014 compared to fiscal 2013, offset in part by lower tax benefits from restructuring and additional tax expense associated with uncertain tax positions and audit assessements.

Our effective tax rate was 20% and 21% during fiscal 2013 and 2012, respectively. Our effective tax rate decreased one percentage point from fiscal 2012 to fiscal 2013 primarily due to an increase in tax benefits from foreign earnings taxed at lower rates in fiscal 2013 compared to fiscal 2012, partially offset by tax benefits associated with closure of audits in fiscal 2011.

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

2014 Form 10-K 48

At January 31, 2014, we had net deferred tax assets of $187.9 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 35%, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2014, 2013 and 2012, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	January 31, 2014	January 31, 2013	January 31, 2012
		(Unaudited)
Gross profit	$1,999.6	$2,073.7	$1,986.5
Non-GAAP gross profit	$2,049.8	$2,118.6	$2,028.4
Gross margin	88%	90%	90%
Non-GAAP gross margin	90%	92%	92%
Income from operations	$284.8	$305.9	$355.6
Non-GAAP income from operations	$510.5	$587.9	$533.4
Operating margin	13%	13%	16%
Non-GAAP operating margin	22%	25%	24%
Net income	$228.8	$247.4	$285.3
Non-GAAP net income (1)	$385.6	$450.0	$405.1
Diluted earnings per share (2)	$1.00	$1.07	$1.22
Non-GAAP diluted earnings per share (1) (2)	$1.68	$1.94	$1.74

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

2014 Form 10-K 49

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

2014 Form 10-K 50

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Fiscal Year Ended January 31,
	2014	2013	2012
	(Unaudited)
Gross profit	$1,999.6	$2,073.7	$1,986.5
Stock-based compensation expense	6.0	5.2	3.9
Amortization of purchased intangibles	44.2	39.7	38.0
Non-GAAP gross profit	$2,049.8	$2,118.6	$2,028.4
Gross margin	88%	90%	90%
Stock-based compensation expense	—%	—%	—%
Amortization of purchased intangibles	2%	2%	2%
Non-GAAP gross margin	90%	92%	92%
Income from operations	$284.8	$305.9	$355.6
Stock-based compensation expense	132.2	156.3	108.8
Amortization of purchased intangibles	80.7	81.8	70.3
Restructuring charges (benefits), net	12.8	43.9	(1.3)
Non-GAAP income from operations	$510.5	$587.9	$533.4
Operating margin	13%	13%	16%
Stock-based compensation expense	6%	7%	5%
Amortization of purchased intangibles	3%	3%	3%
Restructuring charges (benefits), net	—%	2%	—%
Non-GAAP operating margin	22%	25%	24%
Net income	$228.8	$247.4	$285.3
Stock-based compensation expense	132.2	156.3	108.8
Amortization of purchased intangibles	80.7	81.8	70.3
Restructuring charges (benefits), net	12.8	43.9	(1.3)
Loss (gain) on strategic investments (1)	1.8	4.0	(0.3)
Discrete tax provision items	(10.2)	(26.7)	(6.8)
Income tax effect of non-GAAP adjustments	(60.5)	(56.7)	(50.9)
Non-GAAP net income	$385.6	$450.0	$405.1
Diluted net income per share (2)	$1.00	$1.07	$1.22
Stock-based compensation expense	0.57	0.67	0.47
Amortization of purchased intangibles	0.35	0.36	0.30
Restructuring charges (benefits), net	0.06	0.18	(0.01)
Loss (gain) on strategic investments (1)	—	0.02	—
Discrete tax provision items	(0.04)	(0.12)	(0.03)
Income tax effect of non-GAAP adjustments	(0.26)	(0.24)	(0.21)
Non-GAAP diluted net income per share (2)	$1.68	$1.94	$1.74
____________________

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

2014 Form 10-K 51

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

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles and restructuring charges (benefits) for GAAP and non-GAAP measures.

Liquidity and Capital Resources

Our primary source of cash is from the sale of licenses to our products. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our

2014 Form 10-K 52

stock repurchase program and invest in our growth initiatives, which include acquisitions of products, technology and businesses. See further discussion of these items below.

At January 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,544.4 million and net accounts receivable of $423.7 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). As of March 10, 2014, we have $750.0 million aggregate principal amount of Senior Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of March 10, 2014, we have no amounts outstanding under the credit facility. We amended and restated the credit facility in May 2013. The amended and restated credit facility expires in May 2018. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities to $2,544.4 million at January 31, 2014 from $2,365.4 million at January 31, 2013 is due to cash generated by operating activities, and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. These increases to cash, cash equivalents and marketable securities are partially offset by cash used for repurchases of common stock, acquisitions including business combination and technology purchases, capital expenditures, and other investing activities. The cash proceeds from issuance of common stock varies based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan (“ESP Plan”).

The primary source for net cash provided by operating activities of $563.5 million for fiscal 2014 was net income of $228.8 million increased by the effect of non-cash expenses totaling $261.1 million associated with depreciation, amortization, accretion and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $86.0 million. The primary source of working capital was a decrease in accounts receivable and an increase in deferred revenue for fiscal 2014 compared to fiscal 2013. Our days sales outstanding in trade receivables was 66 at January 31, 2014 compared to 74 at January 31, 2013. The days sales outstanding decrease relates primarily to improved billings linearity and strong cash collections resulting in a lower accounts receivable balance compared to the prior year. The primary working capital uses of cash were an increase in deferred income taxes.

At January 31, 2014, our short-term investment portfolio had an estimated fair value of $414.1 million and a cost basis of $410.8 million. The portfolio fair value consisted of $261.0 million invested in commercial paper and corporate securities, $42.7 million invested in agency bonds, $38.9 million invested in mutual funds, $37.1 million invested in time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $11.7 million invested in municipal securities, $11.4 million invested in other short-term securities, and $11.3 million invested in U.S. government agency securities.

At January 31, 2014, $38.9 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: common stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology and businesses as compelling opportunities become available. Our decision to acquire businesses or technology is dependent on our business needs, the availability of suitable sellers and technology, and our own financial condition.

2014 Form 10-K 53

On November 7, 2013, we entered into a definitive agreement with the shareholders of Delcam plc (“Delcam”) to acquire the entire issued and to be issued share capital for £20.75 per share, or approximately £174.6 million or $284.6 million. The transaction closed on February 6, 2014. Other than the Delcam acquisition, as of January 31, 2014, there have been no material changes in our contractual obligations or commercial commitments compared to those disclosed in Management’s Discussion and Analysis of Financial Condition.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of January 31, 2014, approximately 75% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buy-back program with cash that has not been permanently reinvested outside the U.S.

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

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Thereafter
			(in millions)
Notes	$892.0	$20.4	$40.8	$432.0	$398.8
Operating lease obligations	239.9	53.1	86.5	61.8	38.5
Purchase obligations	65.3	48.9	16.4	—	—
Deferred compensation obligations	38.9	4.5	7.9	4.5	22.0
Pension obligations	21.2	2.6	4.5	4.3	9.8
Other obligations (1)	10.1	5.6	0.5	2.6	1.4
Total (2)	$1,267.4	$135.1	$156.6	$505.2	$470.5
____________________

(1)	Other obligations include asset retirement obligations.

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

Notes consist of the Senior Notes issued in December 2012. The Senior Notes consist of of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 notes and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022.

Operating lease obligations consist primarily of obligations for facilities, net of sublease income, computer equipment and other equipment leases.

2014 Form 10-K 54

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to IT infrastructure costs, hosting services agreements, and marketing costs.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and twelve months ended January 31, 2014, we repurchased 2.2 million and 10.5 million shares of our common stock, respectively. At January 31, 2014, 21.8 million shares remained available for repurchase under our current repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not have any significant off-balance sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2014 and 2013, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or

2014 Form 10-K 55

speculative purposes. The notional amount of our option and forward contracts was $557.2 million and $438.2 million at January 31, 2014 and 2013, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2014 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2014 and 2013 would increase the fair value of our foreign currency contracts by $7.9 million and $29.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2014 and 2013 would increase the fair value of our foreign currency contracts by $3.7 million and $33.1 million, respectively.

Interest rate risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At January 31, 2014, we had $1,517.4 million of cash equivalents and marketable securities, including $414.1 million classified as short-term marketable securities and $277.3 million classified as long-term marketable securities. If interest rates were to move up or down by 50 and 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $3.2 million and $6.4 million, respectively.

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

2014 Form 10-K 56

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2014	2013	2012
Net revenue:
License and other	$1,254.9	$1,364.1	$1,334.4
Subscription	1,019.0	948.1	881.2
Total net revenue	2,273.9	2,312.2	2,215.6
Cost of revenue:
Cost of license and other revenue	178.7	166.0	166.6
Cost of subscription revenue	95.6	72.5	62.5
Total cost of revenue	274.3	238.5	229.1
Gross profit	1,999.6	2,073.7	1,986.5
Operating expenses:
Marketing and sales	842.6	875.5	842.6
Research and development	611.1	600.0	566.5
General and administrative	248.3	248.4	223.1
Restructuring charges (benefits), net	12.8	43.9	(1.3)
Total operating expenses	1,714.8	1,767.8	1,630.9
Income from operations	284.8	305.9	355.6
Interest and other (expense) income, net	(4.9)	4.1	7.3
Income before income taxes	279.9	310.0	362.9
Provision for income taxes	(51.1)	(62.6)	(77.6)
Net income	$228.8	$247.4	$285.3
Basic net income per share	$1.02	$1.09	$1.25
Diluted net income per share	$1.00	$1.07	$1.22
Weighted average shares used in computing basic net income per share	224.0	226.4	227.7
Weighted average shares used in computing diluted net income per share	229.6	231.7	233.3
See accompanying Notes to Consolidated Financial Statements.

2014 Form 10-K 57

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal year ended January 31,
	2014	2013	2012
Net income	$228.8	$247.4	$285.3
Other comprehensive income (loss), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $1.1, ($0.5) and $1.0)	0.7	(6.4)	10.0
Change in net unrealized (loss) gain on available-for-sale securities (net of tax effect of $0.3, ($0.6) and $0.0)	(1.1)	2.0	0.2
Change in defined benefit pension items (net of tax effect of $0.6, $0.4 and $0.0)	5.4	(6.1)	1.2
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $2.1, $2.1 and ($4.4))	0.1	(1.1)	(4.9)
Total other comprehensive income (loss)	5.1	(11.6)	6.5
Total comprehensive income	$233.9	$235.8	$291.8

See accompanying Notes to Consolidated Financial Statements.

2014 Form 10-K 58

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2014	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,853.0	$1,612.2
Marketable securities	414.1	342.1
Accounts receivable, net	423.7	495.1
Deferred income taxes	56.8	42.2
Prepaid expenses and other current assets	87.4	60.8
Total current assets	2,835.0	2,552.4
Marketable securities	277.3	411.1
Computer equipment, software, furniture and leasehold improvements, net	130.3	114.9
Purchased technologies, net	63.1	76.0
Goodwill	1,009.9	871.5
Deferred income taxes, net	131.1	122.8
Other assets	148.3	159.7
Total Assets	$4,595.0	$4,308.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84.5	$94.2
Accrued compensation	181.2	189.6
Accrued income taxes	24.3	13.9
Deferred revenue	696.2	647.0
Other accrued liabilities	85.3	99.0
Total current liabilities	1,071.5	1,043.7
Deferred revenue	204.4	187.6
Long term income taxes payable	211.8	194.2
Long term notes payable, net of discount	746.4	745.6
Other liabilities	99.4	94.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2014 and 2013	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 226.7 outstanding at January 31, 2014 and 223.6 outstanding at January 31, 2013	1,637.3	1,449.8
Accumulated other comprehensive (loss)	(0.6)	(5.7)
Retained earnings	624.8	599.1
Total stockholders’ equity	2,261.5	2,043.2
Total liabities and stockholders' equity	$4,595.0	$4,308.4
See accompanying Notes to Consolidated Financial Statements.

2014 Form 10-K 59

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2014	2013	2012
Operating Activities
Net income	$228.8	$247.4	$285.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	128.9	127.8	115.5
Stock-based compensation expense	132.2	156.3	108.8
Excess tax benefits from stock-based compensation	(9.1)	(12.9)	(31.5)
Restructuring charges (benefits), net	12.8	43.9	(1.3)
Other operating activities	(16.1)	6.7	(0.3)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	72.3	(98.1)	(71.8)
Deferred income taxes	(49.4)	(28.3)	(33.8)
Prepaid expenses and other current assets	(20.3)	0.1	17.7
Accounts payable and accrued liabilities	(19.6)	(28.3)	2.9
Deferred revenue	66.0	113.3	129.6
Accrued income taxes	37.0	31.2	52.4
Net cash provided by operating activities	563.5	559.1	573.5
Investing Activities
Purchases of marketable securities	(1,214.2)	(1,397.7)	(614.2)
Sales of marketable securities	537.0	332.9	149.5
Maturities of marketable securities	742.1	764.8	409.6
Acquisitions, net of cash acquired	(176.1)	(263.7)	(221.7)
Capital expenditures	(64.2)	(56.4)	(63.0)
Other investing activities	(18.6)	(27.1)	(30.5)
Net cash used in investing activities	(194.0)	(647.2)	(370.3)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	288.2	220.2	176.1
Repurchase and retirement of common shares	(423.8)	(431.2)	(327.4)
Draws on line of credit	—	110.0	—
Proceeds from debt, net of discount	—	745.6	—
Repayments of line of credit	—	(110.0)	—
Excess tax benefits from stock-based compensation	9.1	12.9	31.5
Other financing activities	—	(6.1)	—
Net cash (used in) provided by financing activities	(126.5)	541.4	(119.8)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	2.0	(1.6)
Net increase in cash and cash equivalents	240.8	455.3	81.8
Cash and cash equivalents at beginning of fiscal year	1,612.2	1,156.9	1,075.1
Cash and cash equivalents at end of fiscal year	$1,853.0	$1,612.2	$1,156.9
Supplemental cash flow information:
Cash paid during the year for interest	$20.5	$0.4	$—
Net cash paid during the year for income taxes	$75.7	$59.7	$63.0
See accompanying Notes to Consolidated Financial Statements.

2014 Form 10-K 60

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2011	227.0	$1,267.2	$(0.6)	$342.7	$1,609.3
Common shares issued under stock plans	8.6	176.1	—	—	176.1
Stock-based compensation expense	—	108.8	—	—	108.8
Tax benefits from employee stock plans	—	24.3	—	—	24.3
Net income	—	—	—	285.3	285.3
Other comprehensive income	—	—	6.5	—	6.5
Repurchase and retirement of common shares	(9.7)	(211.0)	—	(116.4)	(327.4)
Balances, January 31, 2012	225.9	1,365.4	5.9	511.6	1,882.9
Common shares issued under stock plans	10.2	220.2	—	—	220.2
Stock-based compensation expense	—	139.8	—	—	139.8
Tax benefits from employee stock plans	—	(4.3)	—	—	(4.3)
Net income	—	—	—	247.4	247.4
Other comprehensive (loss)	—	—	(11.6)		(11.6)
Repurchase and retirement of common shares	(12.5)	(271.3)	—	(159.9)	(431.2)
Balances, January 31, 2013	223.6	1,449.8	(5.7)	599.1	2,043.2
Common shares issued under stock plans	13.6	288.2	—	—	288.2
Stock-based compensation expense	—	132.2	—	—	132.2
Tax benefits from employee stock plans	—	(12.2)	—	—	(12.2)
Net income	—	—	—	228.8	228.8
Other comprehensive income	—	—	5.1	—	5.1
Repurchase and retirement of common shares	(10.5)	(220.7)	—	(203.1)	(423.8)
Balances, January 31, 2014	226.7	$1,637.3	$(0.6)	$624.8	$2,261.5

See accompanying Notes to Consolidated Financial Statements.

2014 Form 10-K 61

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Tables in millions of dollars, except per share data, unless otherwise indicated)

1.    Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. The Company serves customers in the architecture, engineering and construction; manufacturing; and digital media, consumer and entertainment industries. The Company’s sophisticated software products enable its customers to experience their ideas before they are real by allowing them to imagine, design, and create their ideas and to visualize, simulate and analyze real-world performance early in the design process by creating digital prototypes. These capabilities allow Autodesk’s customers to foster innovation, optimize and improve their designs, help save time and money, improve quality, and collaborate with others. Autodesk software products are sold globally, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

During the first quarter of fiscal 2014, Autodesk combined maintenance revenue and cloud services offering-related revenue into one category named “Subscription.” As a result, revenue and cost of revenue related to cloud service offerings previously reflected in “License and other revenue” and “Cost of license and other revenue” were reclassified to “Subscription revenue” and “Cost of subscription revenue.” These revenues and expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2013 and 2012 to conform to the current period presentation as follows:

	Fiscal year ended January 31,
	2013	2012
Reclassifications within revenue:
Decrease to License and other revenue	$(26.5)	$(23.2)
Increase to Subscription revenue	26.5	23.2
Reclassifications within cost of revenue:
Decrease to Cost of license and other revenue	$(32.1)	$(20.5)
Increase to Cost of subscription revenue	32.1	20.5

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

2014 Form 10-K 62

Foreign Currency Translation and Transactions

The assets and liabilities of Autodesk’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at exchange rates that approximate those rates in effect during the period  in which the underlying transactions occur. Foreign currency translation adjustments are recorded as other comprehensive income (loss).

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the foreign subsidiary’s functional currency, are included in interest and other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates.

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

All of Autodesk’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk did not record any other-than temporary impairment charges during fiscal years ended 2014, 2013 and 2012. For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 2, “Financial Instruments.”

2014 Form 10-K 63

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2014	2013
Trade accounts receivable	$464.6	$531.1
Less: Allowance for doubtful accounts	(4.9)	(5.6)
Product returns reserve	(4.0)	(4.9)
Partner programs and other obligations	(32.0)	(25.5)
Accounts receivable, net	$423.7	$495.1

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

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the maintenance transaction is billed and subsequently recognized as a reduction to maintenance revenue over the contract period. These incentive balances do not require significant assumptions or judgments. The reserves associated with the partner incentive program are treated on the balance sheet as either contra account receivable (when due to distributors and direct resellers) or accounts payable (when due to indirect resellers).

Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer.

Geographical concentrations of consolidated cash, cash equivalents and marketable securities held by Autodesk as of January 31:

	2014	2013
United States	25%	29%
Other Americas	1%	1%
Europe, Middle East and Africa (“EMEA”)	57%	38%
Asia Pacific (“APAC”)	17%	32%

Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of these partners' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 24%, 23% and 21% of Autodesk's net revenue for fiscal years ended 2014, 2013 and 2012, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk's Platform Solutions and Emerging Business ("PSEB") segment and is for sales made outside of the United States. In addition, Tech Data accounted for 24% and 23% of trade accounts receivable at January 31, 2014 and 2013, respectively.

2014 Form 10-K 64

Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $47.2 million in fiscal 2014, $45.6 million in fiscal 2013 and $43.7 million in fiscal 2012.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2014	2013
Computer hardware, at cost	$163.0	$152.3
Computer software, at cost	80.9	95.1
Leasehold improvements, land and buildings, at cost	163.7	152.4
Furniture and equipment, at cost	51.7	46.0
Computer software, hardware, leasehold improvements, furniture and equipment, at cost	459.3	445.8
Less: Accumulated depreciation	(329.0)	(330.9)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$130.3	$114.9

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years. During fiscal 2014, Autodesk wrote-off $48.2 million of fully depreciated assets.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three year period, if material. Autodesk had no capitalized software development costs at January 31, 2014 and January 31, 2013.

Other Intangible Assets, Net

Other intangible assets include purchased technologies, customer relationships, trade names and the related accumulated amortization. These assets are shown as “Purchased technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from one to ten years. Amortization expense for purchased technologies, customer relationships, trade names, patents, and user lists was $80.7 million in fiscal 2014, $82.0 million in fiscal 2013 and $71.8 million in fiscal 2012.

2014 Form 10-K 65

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2014	2013
Purchased technologies, at cost	$462.4	$431.0
Customer relationships, trade names, patents and user lists, at cost (1)	268.1	259.5
	730.5	690.5
Less: Accumulated amortization	(626.2)	(546.3)
Other intangible assets, net	$104.3	$144.2
____________________

(1)	Included as a net balance in “Other assets” in the Consolidated Balance Sheet. Customer relationships and trade names include the effects of foreign currency translation.

The weighted average amortization period for purchased technologies, customer relationships and trade names during fiscal 2014 was 4.1 years. Expected future amortization expense for purchased technologies, customer relationships and trade names, patents and user lists for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2015	$59.1
2016	30.8
2017	11.1
2018	1.2
2019	0.5
Thereafter	0.8
Total	$103.5

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

Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment" provides Autodesk the option to perform an assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be utilized for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

Therefore, the two-step quantitative impairment test is necessary when either Autodesk does not utilize the optional assessment or, as a result of the optional assessment, it is not more likely than not that the fair value of the reporting unit is greater than its carrying value. In performing the two-step impairment test, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on Autodesk's conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and assumptions occur, Autodesk may be required to record impairment charges. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide

2014 Form 10-K 66

economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts.

For the fiscal 2014 annual goodwill impairment testing, Autodesk had four reporting units: Platform Solutions and Emerging Business (“PSEB”), Manufacturing ("MFG"), Architecture, Engineering and Construction ("AEC") and Media and Entertainment ("M&E"). For each of four reporting units, Autodesk did not utilize the optional assessment but rather performed the quantitative two-step impairment test. In performing the quantitative two-step test, Autodesk used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing, Autodesk determined that the fair value was substantially in excess of the carrying value for each of the four reporting units and that there was no impairment of goodwill during the year ended January 31, 2014. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2013 or 2012.

The change in the carrying amount of goodwill during the year ended January 31, 2014 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2013
Goodwill	$129.5	$310.3	$389.9	$191.0	$1,020.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	129.5	310.3	389.9	41.8	871.5
Graitec SA	—	73.4			73.4
Goodwill acquired from other acquisitions	12.8	32.0	22.2	—	67.0
Effect of foreign currency translation, purchase accounting adjustments and other	—	(0.5)	(0.5)	(1.0)	(2.0)
Balance as of January 31, 2014
Goodwill	142.3	415.2	411.6	190.0	1,159.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$142.3	$415.2	$411.6	$40.8	$1,009.9

2014 Form 10-K 67

The change in the carrying amount of goodwill during the year ended January 31, 2013 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2012
Goodwill	$76.6	$247.7	$323.3	$184.0	$831.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	76.6	247.7	323.3	34.8	682.4
Vela Systems	—	57.6	—	—	57.6
Socialcam	23.0	—	—	—	23.0
Qontext	24.0	—	—	—	24.0
PI-VR	—	—	36.8	—	36.8
Goodwill acquired from other acquisitions	5.6	4.3	29.2	7.0	46.1
Effect of foreign currency translation, purchase accounting adjustments and other	0.3	0.7	0.6	—	1.6
Balance as of January 31, 2013
Goodwill	129.5	310.3	389.9	191.0	1,020.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$129.5	$310.3	$389.9	$41.8	$871.5

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocations during fiscal 2014 and 2013.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist.  Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flows the assets are expected to generate.  If the long-lived assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value.  There was no impairment of long-lived assets during the year ended January 31, 2014. In addition, Autodesk did not recognize any impairment of long-lived assets during the years ended January 31, 2013 and 2012.

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

2014 Form 10-K 68

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable.

For multiple element arrangements containing only software and software-related elements, Autodesk allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of an undelivered element, revenue recognition is deferred on the entire sales arrangement until all elements for which Autodesk does not have VSOE are delivered. If Autodesk does not have VSOE for undelivered maintenance or services, the revenue for the arrangement is recognized over the longest contractual service period in the arrangement. Revenue recognition for significant lines of business is discussed further below.

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

License and other revenue are comprised of two components: (1) all forms of product license revenue and (2) other revenue.

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

Our Subscription revenue consists of two components: maintenance revenue for our software products and revenue for our cloud service offerings, including Autodesk 360. Our maintenance program provides our commercial and educational customers of perpetual products with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years but can occasionally be as long as five years. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Taxes Collected from Customers

Autodesk nets taxes collected from customers against those remitted to government authorities in the consolidated financial statements. Accordingly, taxes collected from customers are not reported as revenue.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue for all periods presented.

2014 Form 10-K 69

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2014, 2013 and 2012, respectively, as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Cost of license and other revenue	$3.8	$3.7	$2.7
Cost of subscription	2.2	1.5	1.2
Marketing and sales	58.6	64.3	48.3
Research and development	43.7	61.8	38.1
General and administrative	23.9	25.0	18.5
Stock-based compensation expense related to stock awards and ESP Plan purchases	132.2	156.3	108.8
Tax benefit	(36.4)	(35.5)	(27.1)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net	$95.8	$120.8	$81.7

Autodesk determines the grant-date fair value of its share-based payment awards using a Black-Scholes Merton Option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2014		January 31, 2013		January 31, 2012
	Performance Stock Unit (1)	ESP Plan	Stock Option (2)	ESP Plan	Stock Option (2)	ESP Plan
Range of expected volatilities	34%	27 - 36%	41 - 45%	41 - 44%	40 - 49%	34 - 44%
Range of expected lives (in years)	N/A	0.5 - 2.0	3.6 - 4.6	0.5 - 2.0	2.6 - 4.8	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1 - 0.4%	0.5 - 0.8%	0.1 - 0.3%	0.5 - 1.9%	0.1 - 0.8%
Expected forfeitures	7.2 - 7.7%	7.2 - 7.7%	7.7 - 7.8%	7.7 - 7.8%	7.8 - 10.5%	7.8 - 10.5%
 _______________

(1)	Autodesk did not grant PSUs in fiscal 2013 and 2012 that were subject to market conditions.

(2)	Autodesk did not grant stock options in fiscal 2014.

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

Autodesk did not pay cash dividends in fiscal 2014, 2013 or 2012 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model and the Monte Carlo simulation model.

2014 Form 10-K 70

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $15.6 million in fiscal 2014, $15.6 million in fiscal 2013 and $21.3 million in fiscal 2012.

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

Accounting Standards in Fiscal 2014

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the FASB or adopted by the Company during the fiscal year ended January 31, 2014, that are of significance, or potential significance, to the Company.

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

2014 Form 10-K 71

2.    Financial Instruments

The following tables summarizes the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2014 and 2013.

	January 31, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$280.7	$—	$—	$280.7	$30.4	$250.3	$—
Municipal securities	2.0	—	—	2.0	2.0	—	—
Commercial paper	280.5	—	—	280.5	—	280.5	—
Money market funds	262.8	—	—	262.8	—	262.8	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	261.0	—	—	261.0	95.4	165.6	—
Time deposits	37.1	—	—	37.1	—	37.1	—
U.S. government agency securities	11.3	—	—	11.3	11.3	—	—
Agency bond	42.7	—	—	42.7	42.7	—	—
Municipal securities	11.7	—	—	11.7	11.7	—	—
Other (2)	11.4	—	—	11.4	11.4	—	—
Short-term trading securities
Mutual funds	35.6	3.3	—	38.9	38.9	—	—
Long-term available for sale
Corporate debt securities	179.7	0.7	(0.1)	180.3	180.3	—	—
Agency bond	43.3	0.1	—	43.4	43.4	—	—
U.S. government agency securities	9.8	—	—	9.8	9.8	—	—
Municipal securities	43.5	0.3	—	43.8	43.8	—	—
Convertible debt securities (3)	21.4	3.2	(4.4)	20.2	—	—	20.2
Derivative contracts (4)	10.8	14.8	(6.0)	19.6	—	10.5	9.1
Total	$1,545.3	$22.4	$(10.5)	$1,557.2	$521.1	$1,006.8	$29.3
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Consists of agency discount notes, U.S. treasury bills, and other short-term securities.

(3)	Considered "available for sale" and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

2014 Form 10-K 72

	January 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$392.4	$—	$—	$392.4	$17.2	$375.2	$—
Corporate Bond	1.8	—	—	1.8	1.8	—	—
Commercial paper	263.3	—	—	263.3	—	263.3	—
Money market funds	596.3	—	—	596.3	—	596.3	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	122.9	0.1	—	123.0	40.4	82.6	—
Certificates of deposit and time deposits	15.1	—	—	15.1	10.0	5.1	—
U.S. treasury securities	83.3	—	—	83.3	83.3	—	—
U.S. government agency securities	79.5	—	—	79.5	79.5	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Municipal securities	4.6	—	—	4.6	4.6	—	—
Other	0.3	—	—	0.3	0.3	—	—
Short-term trading securities
Mutual funds	31.1	4.2	—	35.3	35.3	—	—
Long-term available for sale
Corporate debt securities	172.1	1.4	—	173.5	173.5	—	—
U.S. treasury securities	145.2	0.1	—	145.3	145.3	—	—
U.S. government agency securities	50.8	0.2	—	51.0	51.0	—	—
Municipal securities	36.0	0.1	—	36.1	36.1	—	—
Sovereign debt	1.0	—	—	1.0	—	1.0	—
Taxable auction-rate securities	4.2	—	—	4.2	—	—	4.2
Convertible Debt Securities (2)	18.1	1.6	(2.2)	17.5	—	—	17.5
Derivative contracts (3)	10.2	9.2	(5.9)	13.5	—	2.8	10.7
Total	$2,029.2	$16.9	$(8.1)	$2,038.0	$678.3	$1,327.3	$32.4
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market

2014 Form 10-K 73

data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the year ended January 31, 2014.

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

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal years ended January 31, 2014 and 2013 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2012	$6.2	$18.3	$4.2	$28.7
Purchases	2.0	7.0	—	9.0
Settlements	(1.3)	(7.2)	—	(8.5)
Total unrealized gains (losses)	3.8	(0.6)	—	3.2
Balance at January 31, 2013	10.7	17.5	4.2	32.4
Purchases	1.3	3.1	—	4.4
Settlements	—	—	(4.0)	(4.0)
Net realized losses	—	—	(0.2)	(0.2)
Total unrealized (losses)	(2.9)	(0.4)	—	(3.3)
Balance at January 31, 2014	$9.1	$20.2	$—	$29.3

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2014
	Cost	Fair Value
Due in 1 year	$375.2	$375.2
Due in 1 year through 5 years	297.7	297.5
Due in 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$672.9	$672.7

As of January 31, 2014 and 2013, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2014, Autodesk recorded no other-than-temporary impairment on its privately held equity investments. During fiscal 2013, Autodesk recorded a $10.5 million other-than-temporary impairment on its privately held equity investments.The impairment expense was recorded in “Interest and other (expense) income, net” on the Company's Consolidated Statement of Operations.

2014 Form 10-K 74

The sales or settlement of “available-for-sale securities” in fiscal 2014 and fiscal 2013 resulted in a loss of $0.2 million and a gain of $5.0 million, respectively. The sales or redemptions of “available-for-sale securities” in fiscal 2012 resulted in no gains or losses. The losses and gains were recorded in "Interest and other (expense) income, net" on the Company's Condensed Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for fiscal 2014 and fiscal 2013 were $1,279.1 million and $1,097.7 million, respectively.

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

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive (loss)” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive (loss)” to “Interest and other (expense) income, net” in the Company's Consolidated Financial Statements at that time.

The net notional amount of these contracts are presented net settled and were $351.7 million at January 31, 2014 and $359.8 million at January 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $3.5 million remaining in “Accumulated other comprehensive (loss)” as of January 31, 2014 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $205.5 million at January 31, 2014 and $78.4 million at January 31, 2013.

From time to time and consistent with its risk management policy, Autodesk also uses derivative instruments to hedge its economic exposure related to committed, in-process acquisitions priced in foreign currency.  Such derivatives do not qualify for hedge accounting and are marked-to-market through earnings, with any gain or loss reflected immediately in “Interest and other (expense) income, net,” in each period.

2014 Form 10-K 75

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

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2014 and January 31, 2013:

	Balance Sheet Location	Fair Value at
		January 31, 2014	January 31, 2013
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$4.4	$6.7
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	16.9	10.7
Total derivative assets		$21.3	$17.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$1.7	$3.9
Total derivative liabilities		$1.7	$3.9
____________________

(1)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $5.9 million and $8.2 million at January 31, 2014 and January 31, 2013, respectively.

(2)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $3.2 million and $5.4 million at January 31, 2014 and January 31, 2013, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2014 and 2013, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2014	2013
Amount of gain recognized in Accumulated other comprehensive income on derivatives (effective portion)	$12.2	$5.1
Amount and Location of Gain (Loss) Reclassified from Accumulated other comprehensive income into Income (Effective Portion)
Net revenue	$13.1	$16.0
Operating expenses	(1.6)	(4.6)
Total	$11.5	$11.4
Amount and Location of (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest and other (expense) income, net	$(0.1)	$(0.2)

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2014 and 2013, respectively (amounts presented include any income tax effects):

2014 Form 10-K 76

	Foreign Exchange Contracts
	Fiscal Year Ended January 31,
	2014	2013
Amount and Location of Gain Recognized in Income on Derivative
Interest and other (expense) income, net	$12.8	$1.5

3.    Employee and Director Stock Plans

Stock Plans

As of January 31, 2014, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On January 14, 2014, Autodesk's stockholders approved amendments to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 11.4 million shares and added additional performance goals to the plan. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan") and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 32.6 million shares which includes 26.6 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2014, 14.1 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2014, 19.4 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2014, 0.4 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one to three years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2014, 2.2 million shares were available for future issuance under the 2012 Director's Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2014 is as follows:

2014 Form 10-K 77

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2013	19.0	$32.69
Granted (1)	—	—
Exercised	(9.2)	27.08
Canceled/Forfeited	(3.9)	44.67
Options outstanding at January 31, 2014	5.9	$33.54	4.8	$105.3
Options vested and exercisable at January 31, 2014	4.0	$30.98	4.0	$80.3
Options vested and exercisable as of January 31, 2014 and expected to vest thereafter (2)	5.9	$33.52	4.8	$105.0
Options available for grant at January 31, 2014	21.6
_______________

(1)	Autodesk did not grant stock options in the twelve months ended January 31, 2014.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $51.25 per share as of January 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 31, 2014, compensation cost of $8.2 million related to non-vested options is expected to be recognized over a weighted average period of 0.5 year.

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the fiscal years ended January 31, 2014, 2013 and 2012:

	Fiscal year ended January 31,
	2014	2013	2012
Intrinsic value of options exercised (1)	$149.0	$90.9	$85.7
Weighted average grant date fair value per share of stock options granted (2)	$—	$13.39	$14.04
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)
The weighted average grant date fair value per share of stock options granted is calculated, as of the stock option grant date, using the BSM option pricing model. For the twelve months ended January 31, 2014, Autodesk did not grant stock options.

The following table summarizes information about options vested and exercisable, and outstanding at January 31, 2014:

2014 Form 10-K 78

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$2.28 - $29.49	1.8		$22.73		2.1		$23.51
$29.50 - $38.08	0.9		32.75		1.2		32.46
$38.55 - $38.55	0.1		38.55		0.1		38.55
$41.62 - $41.62	0.9		41.62		2.0		41.62
$42.39 - $43.81	0.3		43.80		0.5		43.79
	4.0	4.0	$30.98	$80.3	5.9	4.8	$33.54	$105.3
____________________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $51.25 per share as of January 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock:

A summary of restricted stock unit activity for the fiscal year ended January 31, 2014 is as follows:

	Unreleased Restricted Stock Units	Weighted average grant date fair value
	(in thousands)
Unreleased restricted stock units at January 31, 2013	5,020.8	$33.89
Granted	4,077.1	42.37
Released	(2,146.1)	34.37
Canceled/Forfeited	(422.0)	35.58
Performance Adjustment (1)	(14.2)	35.95
Unreleased restricted stock units at January 31, 2014	6,515.6	$39.15
 _______________

(1)
Based on Autodesk's financial results for the performance period, the fiscal 2013 performance stock units were earned at 92.3% of the target award. The vesting of the performance stock units is subject to the holders satisfying the remaining service condition of the awards.

For the restricted stock units granted during fiscal years ended January 31, 2014, 2013 and 2012, the weighted average grant date fair value was $42.37, $33.32 and $37.07, respectively. The grant date fair value of the shares vested during fiscal years ended January 31, 2014, 2013 and 2012 was $73.8 million, $33.6 million and $18.4 million, respectively.

During the fiscal year ended January 31, 2014, Autodesk granted 3.5 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $74.9 million, $70.5 million and $29.1 million during fiscal years ended January 31, 2014, 2013 and 2012, respectively. Included in the $70.5 million incurred in fiscal 2013, Autodesk incurred $16.6 million relating to the acceleration of vesting of equity awards held in Socialcam for Socialcam employees immediately prior to the acquisition. As of January 31, 2014, total compensation cost not yet recognized of $152.4 million related to non-vested awards, is expected to be recognized over a

2014 Form 10-K 79

weighted average period of 1.9 years. At January 31, 2014, the number of restricted stock units granted but unreleased was 5.7 million.

During the fiscal year ended January 31, 2014, Autodesk granted 0.5 million performance stock units ("PSUs") for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria is based upon annual revenue and non-GAAP operating margin goals adopted by the Compensation and Human Resource Committee (the “Annual Financial Results”), as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the performance restricted stock units is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $8.7 million and $8.1 million during fiscal year ended January 31, 2014 and 2013, respectively. Autodesk did not grant PSUs during the fiscal year ended January 31, 2012. As of January 31, 2014, total compensation cost not yet recognized of $2.3 million related to non-vested PSUs, is expected to be recognized over a weighted average period of 0.9 years. At January 31, 2014, the number of PSUs granted but unreleased was 0.8 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At January 31, 2014, a total of 38.1 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 2.9 million shares under the ESP Plan at an average price of $22.61 per share in fiscal 2014, 2.9 million shares at an average price of $21.79 per share in fiscal 2013, and 2.8 million shares at an average price of $18.26 per share in fiscal 2012. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2014, 2013 and 2012, calculated as of the award grant date using the BSM option-pricing model, was $11.80, $12.21 and $9.95 per share, respectively. Autodesk recorded $22.9 million, $34.0 million and $23.8 million of compensation expense associated with the ESP Plan in fiscal 2014, 2013 and 2012, respectively.

2014 Form 10-K 80

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2014:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	12.4	$33.56	59.7	(1)
Equity compensation plans not approved by security holders (2)	0.1	$24.20	—
Total	12.5	$33.54	59.7
____________________

(1)	Included in this amount are 38.1 million securities available for future issuance under Autodesk’s ESP Plan.

(2)	Amounts correspond to Autodesk’s Nonstatutory Stock Option Plan, which was terminated by the Board of Directors in December 2004.

4.    Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2014	2013	2012
Federal:
Current	$29.1	$30.9	$54.3
Deferred	(41.4)	(13.3)	(34.5)
State:
Current	0.6	7.8	4.9
Deferred	—	(18.6)	1.3
Foreign:
Current	63.9	54.3	55.9
Deferred	(1.1)	1.5	(4.3)
	$51.1	$62.6	$77.6

During fiscal year 2014, the Company reduced its current federal and state taxes payable by $0.9 million related to excess tax benefits from non-qualified stock options, offsetting additional paid-in capital. Pursuant to accounting standards related to stock-based compensation, the Company has unrecorded excess stock option tax benefits of $191.6 million as of January 31, 2014. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $380.5 million in fiscal 2014, $383.3 million in fiscal 2013, and $383.7 million in fiscal 2012.

2014 Form 10-K 81

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2014	2013	2012
Income tax provision at U.S. Federal statutory rate	$98.0	$108.5	$127.0
State income tax (benefit) expense, net of the U.S. Federal benefit	(2.9)	(1.7)	2.8
Foreign income taxed at rates different from the U.S. statutory rate	(57.1)	(54.5)	(61.5)
U.S. valuation allowance	2.1	1.7	1.7
Non-deductible stock-based compensation	10.8	21.1	12.8
Research and development tax credit benefit	(8.8)	(7.0)	(6.0)
Tax expense (benefit) from closure of income tax audits and changes in uncertain tax positions	3.6	(2.8)	(0.4)
Officer compensation in excess of $1.0 million	3.0	1.8	1.9
U.S. Manufacturer's deduction	(0.1)	(4.9)	(3.0)
Other	2.5	0.4	2.3
	$51.1	$62.6	$77.6

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2014	2013
Nonqualified stock options	$37.4	$67.5
Research and development tax credit carryforwards	78.4	54.0
Foreign tax credit carryforwards	16.3	—
Accrued compensation and benefits	38.6	34.5
Other accruals not currently deductible for tax	14.5	15.3
Purchased technology and capitalized software	23.4	9.8
Fixed assets	17.5	18.5
Tax loss carryforwards	12.6	21.0
Deferred Revenue	33.1	28.5
Other	5.1	2.2
Total deferred tax assets	276.9	251.3
Less: valuation allowance	(67.2)	(51.3)
Net deferred tax assets	209.7	200.0
Tax method change on advanced payments	—	(3.1)
Unremitted earnings of foreign subsidiaries	(21.8)	(31.9)
Total deferred tax liability	(21.8)	(35.0)
Net deferred tax assets	$187.9	$165.0

The valuation allowance increased by $15.9 million, $3.8 million and $4.6 million in fiscal 2014, 2013 and 2012, respectively. The fiscal 2014, fiscal 2013, and fiscal 2012 changes in valuation allowance were related to U.S. and Canadian deferred taxes.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, except to the extent subsidiaries' earnings are considered permanently reinvested outside the U.S. As of January 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided was $1,690.0 million. The unrecognized deferred tax liability for these earnings was approximately $491.4 million.

2014 Form 10-K 82

Realization of the Company's net deferred tax assets of $187.9 million is dependent upon the Company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 31, 2014, Autodesk had $17.0 million of cumulative federal tax loss carryforwards and $322.9 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These federal and state tax loss carryforwards will expire beginning fiscal 2015 through fiscal 2033 and fiscal 2015 through fiscal 2033, respectively. Autodesk also had $9.8 million of cumulative federal and state capital loss carryforwards as of January 31, 2014 which are available to offset future capital gains through fiscal 2018.

As of January 31, 2014, Autodesk had $96.1 million of cumulative federal research tax credit carryforwards, $49.8 million of cumulative California state research tax credit carryforwards and $63.4 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal credit carryforwards will expire beginning fiscal 2020 through fiscal 2034, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2024 through fiscal 2034. Autodesk also has $107.6 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2019 through fiscal 2025.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal and 2016 and 2019, respectively with extensions available with incremental business and employment actions. The net income tax benefits attributable to the tax status of these business arrangements are estimated to be $9.7 million ($0.04 basic net income per share) in fiscal 2014, $6.6 million ($0.03 basic net income per share) in fiscal 2013 and $10.4 million ($0.05 basic net income per share) in fiscal 2012. The income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

As of January 31, 2014, the Company had $222.1 million of gross unrecognized tax benefits, of which $214.5 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Gross unrecognized tax benefits at the beginning of the fiscal year	$212.7	$201.1	$188.4
Increases for tax positions of prior years	1.8	0.4	0.4
Decreases for tax positions of prior years	(0.3)	(0.4)	(0.4)
Increases for tax positions related to the current year	15.3	17.8	14.3
Decreases for lapse of statute of limitations/audit settlements	(7.4)	(6.2)	(1.6)
Gross unrecognized tax benefits at the end of the fiscal year	$222.1	$212.7	$201.1

It is the Company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.8 million, $1.9 million and $2.4 million, net of tax benefit, accrued for interest and zero accrued for penalties related to unrecognized tax benefits as of January 31, 2014, 2013 and 2012, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. The Company's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2014 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2003 to 2014.

2014 Form 10-K 83

5.    Acquisitions

During the fiscal years ended January 31, 2014 and January 31, 2013, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk's Consolidated Financial Statements.

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

Fiscal 2014 Acquisitions

On November 21, 2013, Autodesk acquired all of the outstanding shares of Graitec SA (“Graitec”) for total cash consideration of $87.0 million.  The acquisition will enhance Autodesk’s current offerings for structural engineering and expand its portfolio of technology for Building Information Modeling ("BIM") for structural fabrication and detailing. Graitec will be integrated into Autodesk’s AEC segment. The amount of goodwill that is expected to be deductible for tax purposes is $73.4 million.

During the fiscal year ended January 31, 2014, Autodesk also completed 14 other business combination and technology acquisitions for total cash consideration of approximately $89.7 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2014:

	Graitec	Other
Developed technologies	$15.9	$15.9
Customer relationships	2.2	2.8
Trade name	1.7	1.8
User List	—	—
Goodwill	73.4	67.0
Deferred Revenue (current and non-current)	—	—
Deferred tax (liability) asset	(6.2)	0.7
Net tangible assets (liabilities)	—	1.5
	$87.0	$89.7

For Graitec, the allocation of purchase price consideration to the assets and liabilities is not yet finalized. The allocation of the purchase price consideration was based upon a preliminary valuation and Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

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

2014 Form 10-K 84

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2013:

	Vela	Socialcam	Qontext	PI-VR	Other
Developed technologies	$5.9	$1.9	$2.0	$7.6	$13.6
Customer relationships	3.6	—	—	6.7	1.5
Trade name	2.6	5.3	—	1.9	2.0
User List	—	22.3	—	—	—
Goodwill	57.5	23.0	24.0	36.8	46.1
Deferred Revenue	(2.0)	—	—	(0.1)	—
Deferred tax asset (liability)	3.9	(9.4)	—	(5.0)	—
Net tangible assets (liabilities)	4.5	(0.2)	—	0.7	—
Total	$76.0	$42.9	$26.0	$48.6	$63.2

6.    Deferred Compensation

At January 31, 2014, Autodesk had marketable securities totaling $691.4 million, of which $38.9 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $38.9 million at January 31, 2014, of which $1.9 million was classified as current and $37.0 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2013 was $35.3 million. The total related deferred compensation liability at January 31, 2013 was $35.3 million, of which $3.9 million was classified as current and $31.4 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of "Marketable Securities". The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

2014 Form 10-K 85

7.    Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. In the fourth quarter of fiscal 2013, Autodesk used a portion of the proceeds to re-pay the outstanding balance of the credit facility. The remaining proceeds from the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of our assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $738.0 million as of January 31, 2014.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. In May 2013, Autodesk amended and restated the credit agreement extending the facility's maturity date from May 2016 to May 2018 and reducing facility fees and lowering borrowing costs by aligning margins with our recent public investment grade credit ratings. At January 31, 2014 and January 31, 2013, Autodesk had no outstanding borrowings on this line of credit.

8.    Commitments and Contingencies

Lease commitments

Autodesk leases office space and computer equipment under non-cancellable operating lease agreements that expire at various dates through fiscal 2024. The leases generally provide that Autodesk pay taxes, insurance and maintenance expenses related to the leased assets. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. At January 31, 2014, the aggregate future minimum lease payments required were as follows:

2015	$53.1
2016	47.0
2017	39.5
2018	35.7
2019	26.1
Thereafter	38.5
239.9
Less: Sublease income	2.9
$237.0

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Rent expense	$50.2	$56.1	$53.0

2014 Form 10-K 86

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2014 were approximately $65.3 million for periods through fiscal 2017 These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $18.0 million in fiscal 2014, $16.4 million in fiscal 2013 and $16.5 million in fiscal 2012.

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

9.    Stockholders' Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2014, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the

2014 Form 10-K 87

effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired 10.5 million shares in fiscal 2014 at an average repurchase price of $40.43 per share, 12.5 million shares in fiscal 2013 at an average repurchase price of $34.50 per share and 9.7 million shares in fiscal 2012 at an average repurchase price of $33.71.

At January 31, 2014, 21.8 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

10.   Interest and Other (Expense) Income, net

Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2014	2013	2012
Interest and investment (expense) income, net (1)	$(9.8)	$4.9	$5.4
Gain (loss) on foreign currency	4.0	1.2	(1.1)
(Loss) gain on strategic investments (1)	(1.8)	(4.0)	0.3
Other income	2.7	2.0	2.7
Interest and other (expense) income, net	$(4.9)	$4.1	$7.3
____________________

(1)	For comparability, the presentation of the balances at January 31, 2012 was adjusted to align to current year presentation.

11.    Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, net of taxes, was comprised of the following at January 31:

	2014	2013	2012
Net gain on derivative instruments	$3.5	$2.8	$9.2
Net unrealized gain on available-for-sale securities (1)	1.8	2.9	1.4
Defined benefit pension items (1)	(7.7)	(13.1)	(7.8)
Foreign currency translation adjustments (1)	1.8	1.7	3.1
Accumulated other comprehensive (loss)	$(0.6)	$(5.7)	$5.9

(1) For comparability, the presentation of the balances at January 31, 2013 and January 31, 2012 were adjusted to align with current year presentation.

Pre-tax reclassifications from “Accumulated other comprehensive (loss)” to the Company's Consolidated Statement of Operations for the twelve months ended January 2014 were $12.9 million.

2014 Form 10-K 88

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

	Fiscal Year Ended January 31,
	2014	2013	2012
Numerator:
Net income	$228.8	$247.4	$285.3
Denominator:
Denominator for basic net income per share—weighted average shares	224.0	226.4	227.7
Effect of dilutive securities	5.6	5.3	5.6
Denominator for dilutive net income per share	229.6	231.7	233.3
Basic net income per share	$1.02	$1.09	$1.25
Diluted net income per share	$1.00	$1.07	$1.22

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For the fiscal years ended January 31, 2014, 2013 and 2012, 5.4 million, 9.6 million and 12.9 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

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

2014 Form 10-K 89

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

2014 Form 10-K 90

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2014	2013	2012
Net revenue:
Platform Solutions and Emerging Business (1)	$789.2	$843.0	$833.1
Architecture, Engineering and Construction (1)	730.6	701.1	626.4
Manufacturing	579.4	573.8	540.3
Media and Entertainment (1)	174.7	194.3	215.8
	$2,273.9	$2,312.2	$2,215.6
Gross profit:
Platform Solutions and Emerging Business (1)	$716.8	$788.8	$788.0
Architecture, Engineering and Construction (1)	663.8	642.0	569.7
Manufacturing	531.5	531.3	496.1
Media and Entertainment	137.8	156.5	174.6
Unallocated (2)	(50.3)	(44.9)	(41.9)
	$1,999.6	$2,073.7	$1,986.5
Depreciation, amortization and accretion:
Platform Solutions and Emerging Business	$5.5	$1.8	$1.8
Architecture, Engineering and Construction	0.2	0.2	0.7
Manufacturing	0.9	0.5	1.7
Media and Entertainment	0.2	0.4	0.5
Unallocated	122.1	124.9	110.8
	$128.9	$127.8	$115.5
 _______________

(1)	Prior period segment revenue amounts have been updated to conform with the current period's presentation.

(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2014	2013	2012
Net revenue:
Americas
U.S.	$672.3	$672.1	$631.0
Other Americas	146.6	164.1	167.5
Total Americas	818.9	836.2	798.5
Europe, Middle East and Africa	851.8	868.5	862.2
Asia Pacific
Japan	274.5	278.3	240.5
Other Asia Pacific	328.7	329.2	314.4
Total Asia Pacific	603.2	607.5	554.9
Total net revenue	$2,273.9	$2,312.2	$2,215.6

2014 Form 10-K 91

	January 31,
	2014	2013
Long-lived assets (1):
Americas
U.S.	$1,041.9	$964.0
Other Americas	37.1	39.6
Total Americas	1,079.0	1,003.6
Europe, Middle East and Africa	228.6	168.4
Asia Pacific	44.0	50.1
Total long-lived assets	$1,351.6	$1,222.1
____________________

(1)	Long-lived assets exclude deferred tax assets and marketable securities.

14.    Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $8.1 million in fiscal 2014, $7.9 million in fiscal 2013 and $7.3 million in fiscal 2012. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Other Plans

Autodesk provides certain defined benefit pension plans to employees primarily located in countries outside of the U.S. The Company deposits funds for specific plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrues for the unfunded portion of the obligation, where material. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability related to the funded status of the plans was approximately $21.5 million and $24.0 million as of January 31, 2014 and 2013, respectively. The projected benefit obligation was $62.2 million and $61.5 million as of January 31, 2014 and 2013, respectively. The related fair value of plan assets was $40.7 million and $37.5 million as of January 31, 2014 and 2013, respectively. Autodesk's practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Autodesk's contributions were approximately $6.0 million, $5.4 million and $4.2 million in fiscal 2014, 2013 and 2012, respectively. As of January 31, 2014, Autodesk's estimated future benefit payments are an aggregate $11.4 million for fiscal 2015 through fiscal 2019 and an aggregate of $9.8 million for fiscal 2020 through fiscal 2024. Autodesk recorded $7.7 million and $13.1 million of unrealized changes in the unfunded portion of Autodesk’s defined benefit plans in fiscal 2014 and fiscal 2013, respectively.

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $22.3 million in fiscal 2014, $21.5 million in fiscal 2013 and $20.4 million in fiscal 2012.

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

2014 Form 10-K 92

During the third quarter of fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing ("Fiscal 2013 Plan"). The approved plan resulted in a reduction of approximately 500 positions and the consolidation of eight leased facilities, with an aggregate charge of $46.2 million to date. As of January 31, 2014, the personnel and facilities related actions included in this restructuring plan were substantially complete.

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2014 and 2013:

	Balances, January 31, 2013	Additions	Payments	Adjustments (1)	Balances, January 31, 2014
Fiscal 2013 Plan
Employee termination costs	$4.5	$0.8	$(5.0)	$(0.2)	$0.1
Lease termination and asset costs	2.8	1.5	(4.2)	0.1	0.2
Fiscal 2014 Plan
Employee termination costs	$—	9.4	(5.7)	(0.2)	$3.5
Lease termination and asset costs	$—	1.1	—	0.2	$1.3
Total	$7.3	12.8	(14.9)	(0.1)	$5.1
Current portion (2)	$5.8				$4.0
Non-current portion (2)	1.5				1.1
Total	$7.3				$5.1
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

	Balances, January 31, 2012	Additions	Payments	Adjustments (1)	Balances, January 31, 2013
Fiscal 2013 Plan
Employee termination costs	$—	$41.0	$(36.1)	$(0.4)	$4.5
Lease termination and asset costs	—	3.3	(0.5)	—	2.8
Total	$—	$44.3	$(36.6)	$(0.4)	$7.3
Current portion (2)	$—				$5.8
Non-current portion (2)	—				1.5
Total	$—				$7.3
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

2014 Form 10-K 93

16.    Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2014 and 2013 is as follows:

2014	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$570.4	$561.7	$555.2	$586.6	$2,273.9
Gross profit	502.9	493.9	488.1	514.7	1,999.6
Income from operations	81.4	83.6	68.1	51.7	284.8
Provision for income taxes	(17.0)	(20.1)	(11.6)	(2.4)	(51.1)
Net income	55.6	61.7	57.6	53.9	228.8
Basic net income per share	$0.25	$0.28	$0.26	$0.24	$1.02
Diluted net income per share	$0.24	$0.27	$0.25	$0.23	$1.00
Income from operations includes the following items:
Stock-based compensation expense	$33.5	$31.0	$31.6	$36.1	$132.2
Amortization of acquisition related intangibles	21.6	20.3	18.2	20.6	80.7
Restructuring charges, net	0.4	1.7	4.4	6.3	12.8

2013	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$588.6	$568.7	$548.0	$606.9	$2,312.2
Gross profit	529.8	508.9	490.1	544.9	2,073.7
Income from operations	94.0	92.9	34.4	84.6	305.9
Provision for income taxes	(18.6)	(27.5)	(4.9)	(11.6)	(62.6)
Net income	78.9	64.6	29.4	74.5	247.4
Basic net income per share	$0.35	$0.28	$0.13	$0.33	$1.09
Diluted net income per share	$0.34	$0.28	$0.13	$0.32	$1.07
Income from operations includes the following items:
Stock-based compensation expense	$33.4	$33.5	$51.9	$37.5	$156.3
Amortization of acquisition related intangibles	17.6	17.5	23.7	23.0	81.8
Restructuring benefits, net	—	—	36.7	7.2	43.9

17.    Subsequent Events

On February 6, 2014, Autodesk acquired the entire issued and to be issued share capital of Delcam plc (“Delcam”), for £20.75 per share, or approximately £174.6 million or $284.6 million. Delcam was previously listed as a public company (LON: DLC) and is a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry. With this transaction Autodesk gains Delcam’s range of design, manufacturing and inspection software that provide automated CADCAM solutions for a variety of industries, ranging from aerospace to toys and sports equipment. The transaction was structured as a cash offer for all the outstanding shares of Delcam, and Delcam will be integrated into Autodesk's Manufacturing reportable segment. The initial accounting for this acquisition was not complete as of March 10, 2014, due to the timing of the acquisition.

2014 Form 10-K 94

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 10, 2014

2014 Form 10-K 95

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014 of Autodesk, Inc. and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 10, 2014

2014 Form 10-K 96

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control—Integrated Framework. Our management has concluded that, as of January 31, 2014, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

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

None.

2014 Form 10-K 97

PART III
Certain information required by Part III is omitted from this Annual Report because we intend to file a definitive proxy statement pursuant to Regulation 14A for our Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report (the “Proxy Statement”) and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

As a result of the recent internal realignment and changes in responsibilities, our Board has re-evaluated our executive officers. The following sets forth certain information as of March 10, 2014 regarding our executive officers.

Name	Age	Position
Carl Bass	56	President and Chief Executive Officer
Mark J. Hawkins	54	Executive Vice President and Chief Financial Officer
Jan Becker	61	Senior Vice President, Human Resources and Corporate Real Estate
Steve M. Blum	49	Senior Vice President, Worldwide Sales and Services
Pascal W. Di Fronzo	49	Senior Vice President, General Counsel and Secretary

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

Mark J. Hawkins joined Autodesk in April 2009 and serves as Executive Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Hawkins was Chief Financial Officer and Senior Vice President of Finance and Information Technology at Logitech International S.A. from April 2006 to April 2009. Previously, he was with Dell Inc. for six years, most recently serving as Vice President of Finance for worldwide procurement and logistics. Prior to joining Dell, Mr. Hawkins was employed by Hewlett-Packard Company for 18 years in finance and business-management roles. Mr. Hawkins served on the Board of BMC Software, Inc. from May 2010 through September 2013 at which time BMC was taken private.

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

2014 Form 10-K 98

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

2014 Form 10-K 99

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

2.    Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2014, 2013 and 2012, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.

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

(c)    Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year ended January 31, 2014
Allowance for doubtful accounts	$5.6	$1.3	$2.0	$4.9
Product returns reserves	4.9	23.1	24.0	4.0
Partner Program reserves (1)	48.3	278.6	288.5	38.4
Restructuring	8.9	12.8	16.1	5.6
Fiscal Year ended January 31, 2013
Allowance for doubtful accounts	$5.5	$1.5	$1.4	$5.6
Product returns reserves	5.8	25.8	26.7	4.9
Partner Program reserves (1)	36.5	286.9	275.1	48.3
Restructuring	2.4	45.1	38.6	8.9
Fiscal Year ended January 31, 2012
Allowance for doubtful accounts	$4.2	$2.4	$1.1	$5.5
Product returns reserves	10.6	32.7	37.5	5.8
Partner Program reserves (1)	37.9	214.0	215.4	36.5
Restructuring	8.6	—	6.2	2.4
 ____________________

(1)	The partner program reserves balance impacts "Accounts receivable, net" or "Accounts payable" on the accompanying Consolidated Balance Sheets.

2014 Form 10-K 100

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/S/ CARL BASS
Carl Bass
President and Chief Executive Officer
Dated:	March 10, 2014

2014 Form 10-K 101

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 10, 2014.

Signature	Title
/s/ CARL BASS	President and Chief Executive Officer (Principal Executive Officer)
Carl Bass

/s/ MARK J. HAWKINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Mark J. Hawkins

/s/ PAUL UNDERWOOD	Vice President and Controller (Principal Accounting Officer)
Paul Underwood

/s/ CRAWFORD W. BEVERIDGE	Director (Non-executive Chairman of the Board)
Crawford W. Beveridge

/s/ J. HALLAM DAWSON	Director
J. Hallam Dawson

/s/ THOMAS GEORGENS	Director
Thomas Georgens

/s/ PER-KRISTIAN HALVORSEN	Director
Per-Kristian Halvorsen

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

/s/ STACY J. SMITH	Director
Stacy J. Smith

/s/ STEVEN M. WEST	Director
Steven M. West

2014 Form 10-K 102

Index to Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, file no. 000-14338)

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

10.3*
Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended on June 10, 2010 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013)

10.4*
Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*
Registrant’s 1998 Employee Qualified Stock Purchase Plan Form of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

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

2014 Form 10-K 103

Exhibit No.	Description
10.15*	Registrant's 2012 Employee Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on January 15, 2014)

10.16*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.17*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

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

10.29*
Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2008, as further amended and restated, effective as of December 31, 2008, as further amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009)

10.30*
Participants, target awards and payout formulas for fiscal year 2014 under the Registrant’s Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 25, 2013)

10.31*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current report on Form 8-K filed on September 23, 2013)

10.32*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (filed herewith)

10.33*
Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.34*
Third Amended and Restated Employment Agreement between Registrant and Carl Bass dated March 21, 2013 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 25, 2013)

10.35*	Relocation Policy Addendum for Mark Hawkins (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 21, 2011)

2014 Form 10-K 104

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

10.38*	Description of Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on March 25, 2013)

10.39*	Description of amendments to Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on June 14, 2013)

10.40
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.41
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended January 31, 2010)

10.42
Amended and Restated Credit Agreement, dated as of May 23, 2013, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on May 24, 2013)

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

2014 Form 10-K 105