Form 10-Q
period 2014-04-30
AUTODESK INC
filed 2014-06-03
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

As of May 29, 2014, registrant had outstanding approximately 227,866,880 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2014	2013
Net revenue:
License and other	$316.2	$323.5
Subscription	276.3	246.9
Total net revenue	592.5	570.4
Cost of revenue:
Cost of license and other revenue	49.3	44.4
Cost of subscription revenue	29.4	23.1
Total cost of revenue	78.7	67.5
Gross profit	513.8	502.9
Operating expenses:
Marketing and sales	225.4	208.8
Research and development	170.5	150.8
General and administrative	73.4	61.5
Restructuring charges, net	2.3	0.4
Total operating expenses	471.6	421.5
Income from operations	42.2	81.4
Interest and other (expense) income, net	(6.6)	(8.8)
Income before income taxes	35.6	72.6
Provision for income taxes	(7.3)	(17.0)
Net income	$28.3	$55.6
Basic net income per share	$0.12	$0.25
Diluted net income per share	$0.12	$0.24
Weighted average shares used in computing basic net income per share	227.0	223.8
Weighted average shares used in computing diluted net income per share	231.6	229.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2014	2013
Net income	$28.3	$55.6
Other comprehensive income, net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of ($0.7) and $0.2)	(3.3)	9.9
Change in net unrealized (loss) gain on available-for-sale securities (net of tax effect of ($0.4) and $0.2)	(0.6)	0.2
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of ($1.4) and $1.4)	10.1	(6.4)
Total other comprehensive gain	6.2	3.7
Total comprehensive income	$34.5	$59.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 30, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,609.6	$1,853.0
Marketable securities	510.1	414.1
Accounts receivable, net	323.3	423.7
Deferred income taxes	54.5	56.8
Prepaid expenses and other current assets	92.8	87.4
Total current assets	2,590.3	2,835.0
Marketable securities	268.2	277.3
Computer equipment, software, furniture and leasehold improvements, net	142.1	130.3
Purchased technologies, net	89.4	63.1
Goodwill	1,263.0	1,009.9
Deferred income taxes, net	93.6	131.1
Other assets	202.0	148.3
Total assets	$4,648.6	$4,595.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90.3	$84.5
Accrued compensation	156.6	181.2
Accrued income taxes	36.4	24.3
Deferred revenue	749.7	696.2
Other accrued liabilities	85.7	85.3
Total current liabilities	1,118.7	1,071.5
Deferred revenue	213.8	204.4
Long term income taxes payable	170.5	211.8
Long term notes payable, net of discount	746.6	746.4
Other liabilities	110.3	99.4
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,683.1	1,637.3
Accumulated other comprehensive income (loss)	5.6	(0.6)
Retained earnings	600.0	624.8
Total stockholders’ equity	2,288.7	2,261.5
Total liabilities and stockholders' equity	$4,648.6	$4,595.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2014	2013
Operating activities:
Net income	$28.3	$55.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	36.1	33.1
Stock-based compensation expense	33.6	33.5
Excess tax benefits from stock-based compensation	—	(9.0)
Restructuring charges, net	2.3	0.4
Other operating activities	8.3	6.7
Changes in operating assets and liabilities, net of business combinations	110.1	103.8
Net cash provided by operating activities	218.7	224.1
Investing activities:
Purchases of marketable securities	(306.4)	(264.6)
Sales of marketable securities	59.2	128.1
Maturities of marketable securities	163.1	68.9
Capital expenditures	(14.5)	(25.8)
Acquisitions, net of cash acquired	(322.3)	(34.7)
Other investing activities	(0.8)	(3.6)
Net cash (used in) investing activities	(421.7)	(131.7)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	62.2	70.0
Repurchase and retirement of common shares	(102.5)	(129.2)
Excess tax benefits from stock-based compensation	—	9.0
Net cash (used in) financing activities	(40.3)	(50.2)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.4
Net (decrease) increase in cash and cash equivalents	(243.4)	43.6
Cash and cash equivalents at beginning of fiscal year	1,853.0	1,612.2
Cash and cash equivalents at end of period	$1,609.6	$1,655.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk” or the “Company”) as of April 30, 2014, and for the three months ended April 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2014 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2015, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed on March 10, 2014.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2014, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Three Months Ended April 30, 2014

Effective February 1, 2014, Autodesk prospectively adopted FASB's Accounting Standards Update (“ASU”) 2013-11 regarding ASC Topic 740 “Income Tax.” This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this ASU impacted the presentation of tax assets and liabilities on the statement of financial position, but did not impact its results of operations or cash flows.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “ Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for Autodesk’s fiscal year beginning February 1, 2017. Early adoption is not permitted. Autodesk is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 26% and 25% of Autodesk’s total net revenue for the three months ended April 30, 2014 and 2013, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business (“PSEB”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 26% and 24% of trade accounts receivable at April 30, 2014 and January 31, 2014, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2014 and January 31, 2014:

	April 30, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$314.1	$—	$—	$314.1	$23.7	$290.4	$—
Commercial paper	203.4	—	—	203.4	—	203.4	—
Money market funds	256.0	—	—	256.0	—	256.0	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	383.3	—	—	383.3	133.0	250.3	—
Certificate of deposit and time deposits	33.6	—	—	33.6	—	33.6	—
Agency bond	18.7	—	—	18.7	18.7	—	—
U.S. government agency securities	7.5	—	—	7.5	7.5	—	—
Municipal securities	13.5	—	—	13.5	13.5	—	—
Other (2)	11.5	—	—	11.5	11.5	—	—
Short-term trading securities
Mutual funds	37.3	4.7	—	42.0	42.0	—	—
Long-term available for sale
Corporate debt securities	183.4	0.6	—	184.0	184.0	—	—
Agency bond	41.3	0.1	—	41.4	41.4	—	—
U.S. government agency securities	9.1	0.1	—	9.2	9.2	—	—
Municipal securities	33.4	0.2		33.6	33.6	—	—
Convertible debt securities (3)	21.4	4.8	(6.0)	20.2	—	—	20.2
Derivative contracts (4)	7.9	5.6	(6.5)	7.0	—	2.2	4.8
Total	$1,575.4	$16.1	$(12.5)	$1,579.0	$518.1	$1,035.9	$25.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of agency discount notes, U.S. treasury bills, and other short-term securities.

(3)	Considered “available for sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$280.7	$—	$—	$280.7	$30.4	$250.3	$—
Commercial paper	280.5	—	—	280.5	—	280.5	—
Municipal securities	2.0	—	—	2.0	2.0	—	—
Money market funds	262.8	—	—	262.8	—	262.8	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	261.0	—	—	261.0	95.4	165.6	—
Time deposits	37.1	—	—	37.1	—	37.1	—
Agency bond	42.7	—	—	42.7	42.7	—	—
U.S. government agency securities	11.3	—	—	11.3	11.3	—	—
Municipal securities	11.7	—	—	11.7	11.7	—	—
Other (2)	11.4	—	—	11.4	11.4	—	—
Short-term trading securities
Mutual funds	35.6	3.3	—	38.9	38.9	—	—
Long-term available for sale
Corporate debt securities	179.7	0.7	(0.1)	180.3	180.3	—	—
Agency bond	43.3	0.1	—	43.4	43.4	—	—
U.S. government agency securities	9.8	—	—	9.8	9.8	—	—
Municipal securities	43.5	0.3	—	43.8	43.8	—	—
Convertible debt securities (3)	21.4	3.2	(4.4)	20.2	—	—	20.2
Derivative contracts (4)	10.8	14.8	(6.0)	19.6	—	10.5	9.1
Total	$1,545.3	$22.4	$(10.5)	$1,557.2	$521.1	$1,006.8	$29.3
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of agency discount notes, U.S. treasury bills, and other short-term securities.

(3)	Considered “available for sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three months ended April 30, 2014.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities and derivative contracts which are valued using probability weighted discounted cash flow models and some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2014 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balance at January 31, 2014	$9.1	$20.2	$29.3
Purchases	—	—	—
Settlements	(0.8)	—	(0.8)
Net realized (losses)	(2.0)	—	(2.0)
Net unrealized (losses)	(1.5)	—	(1.5)
Balance at April 30, 2014	$4.8	$20.2	$25.0

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	April 30, 2014
	Cost	Fair Value
Due in 1 year	$468.1	$468.1
Due in 1 year through 5 years	288.6	288.4
Due in 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$756.7	$756.5

As of April 30, 2014 and January 31, 2014, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three months ended April 30, 2014 and 2013, Autodesk recorded no other-than-temporary impairment on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the three months ended April 30, 2014 and 2013 resulted in a gain of $0.4 million and a loss of $0.2 million, respectively. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for the three months ended April 30, 2014 and 2013 were $222.3 million and $197.0 million, respectively.

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

The bank counterparties to the derivative contracts potentially expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company's minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on Autodesk's on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, Autodesk does not have any master netting arrangements in place with collateral features.

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

The net notional amount of these contracts are presented net settled and were $379.8 million at April 30, 2014 and $351.7 million at January 31, 2014. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $0.2 million remaining in “Accumulated other comprehensive income (loss)” as of April 30, 2014 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $25.1 million at April 30, 2014 and $205.5 million at January 31, 2014.

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

Fair Value of Derivative Instruments

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2014 and January 31, 2014:

	Balance Sheet Location	Fair Value at
		April 30, 2014	January 31, 2014
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$2.7	$4.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	4.8	16.9
Total derivative assets		$7.5	$21.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$0.5	$1.7
Total derivative liabilities		$0.5	$1.7
____________________

(1)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $4.3 million and $5.9 million at April 30, 2014 and January 31, 2014, respectively.

(2)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $2.1 million and $3.2 million at April 30, 2014 and January 31, 2014, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2014 and 2013, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2014	2013
Amount of (loss) gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$(2.6)	$13.6
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$1.4	$4.3
Operating expenses	(0.8)	(0.5)
Total	$0.6	$3.8
Amount and location of gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$—	$0.1

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2014 and 2013, respectively (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2014	2013
Amount and location of (loss) gain recognized in income on derivatives
Interest and other (expense) income, net	$(5.7)	$1.5

5. Stock-based Compensation Expense

Stock Plans

As of April 30, 2014, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are eight expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On January 14, 2014, Autodesk's stockholders approved amendments to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 11.4 million shares and added additional performance goals to the plan. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan") and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 32.6 million shares which includes 26.6 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of April 30, 2014, 16.1 million shares subject to options or restricted stock unit awards have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At April 30, 2014, 17.7 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Outside Directors' Plan ("2012 Directors' Plan) was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of April 30, 2014, 0.4 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At April 30, 2014, 2.2 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the three months ended April 30, 2014 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2014	5.9	$33.54
Granted (1)	—	—
Exercised	(1.2)	32.24
Canceled/Forfeited	—	—
Options outstanding at April 30, 2014	4.7	$33.88	4.7	$66.7
Options vested and exercisable at April 30, 2014	4.3	$33.44	4.5	$62.9
Options vested as of April 30, 2014 and expected to vest thereafter (2)	4.7	$33.88	4.7	$66.7
Options available for grant at April 30, 2014	19.9
 _______________

(1)	Autodesk did not grant stock options in the three months ended April 30, 2014.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $48.02 per share as of April 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

As of April 30, 2014, compensation cost of $4.3 million related to non-vested options is expected to be recognized over a weighted average period of 0.8 year.

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the three months ended April 30, 2014 and 2013:

	Three Months Ended
	April 30, 2014	April 30, 2013
Pre-tax intrinsic value of options exercised (1)	$22.8	$32.8
Weighted average grant date fair value per share of stock options granted (2)	$—	$—
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)
The weighted average grant date fair value per share of stock options granted is calculated, as of the stock option grant date, using the BSM option pricing model. For the three months ended April 30, 2014 and 2013, Autodesk did not grant stock options.

The following table summarizes information about options outstanding and exercisable at April 30, 2014:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $29.49	1.5		$23.25		1.6		$23.47
$29.50 - $38.55	0.9		33.17		1.0		33.42
$41.62 - $43.81	1.9		42.06		2.1		42.16
	4.3	4.5	$33.44	$62.9	4.7	4.7	$33.88	$66.7
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $48.02 per share as of April 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock unit activity for the three months ended April 30, 2014 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2014	6,515.6	$39.15
Granted	1,049.5	49.96
Vested	(731.0)	40.24
Canceled/Forfeited	(74.9)	40.20
Performance Adjustment (1)	(74.7)	42.23
Unvested restricted stock units at April 30, 2014	6,684.5	$40.67
 _______________

(1)
Based on Autodesk's financial results for both the fiscal 2013 and 2014 performance period. The performance stock units were earned at 92.3% and 65.8% of the target award for granted in fiscal 2013 and fiscal 2014, respectively.

For the restricted stock units granted during the three months ended April 30, 2014 and 2013, the weighted average grant date fair value was $49.96 and $41.58, respectively. The grant date fair value of the shares vested during the three months ended April 30, 2014 and 2013 was $29.4 million and $33.6 million, respectively.

During the three months ended April 30, 2014, Autodesk granted 0.6 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is primarily expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $22.9 million during the three months ended April 30, 2014. Autodesk recorded stock-based compensation expense related to restricted stock units of $16.0 million during the three months ended April 30, 2013. As of April 30, 2014, total compensation cost not yet recognized of $156.0 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 1.8 years. At April 30, 2014, the number of restricted stock units granted but unvested was 5.7 million.

During the three months ended April 30, 2014, Autodesk granted 0.5 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria for these grants are based upon billings and subscriptions goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

•	Up to one third of the PSU may vest following year one depending upon the achievement of the billings and subscriptions goals for year one as well as 1 year Relative TSR (covering year one).

•	Up to one third of the PSU may vest following year two depending upon the achievement of the billings and subscriptions goals for year two as well as 2 year Relative TSR (covering years one and two).

•
Up to one third of the PSU may vest following year three depending upon the achievement of the billings and subscriptions goals for year three as well as 3 year Relative TSR (covering years one, two and three).

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $3.0 million for the three months ended April 30, 2014. Autodesk recorded stock-based compensation expense related to PSUs of $2.7 million during the three months ended April 30, 2013. As of April 30, 2014, total compensation cost not yet recognized of $15.1 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.6 years. At April 30, 2014, the number of PSUs granted but not vested was 0.9 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At April 30, 2014, a total of 37.0 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.1 million shares under the ESP Plan during the three months ended April 30, 2014, with an average price of $33.66 per share. During the three months ended April 30, 2013, Autodesk issued 1.5 million shares under the ESP Plan, at average price of $22.32 per share. The weighted average grant date fair value of awards granted under the ESP Plan was $14.26 during the three months ended April 30, 2014, calculated as of the award grant date using the Black-Scholes-Merton option pricing model. The weighted average grant date fair value of awards granted under the ESP Plan during the three months ended April 30, 2013, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $11.84 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2014 and 2013, respectively, as follows:

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013
Cost of license and other revenue	$0.9	$0.9
Cost of subscription	0.8	0.6
Marketing and sales	14.0	14.1
Research and development	10.9	10.9
General and administrative	7.0	7.0
Stock-based compensation expense related to stock awards and ESP Plan purchases	33.6	33.5
Tax benefit	(9.2)	(9.3)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$24.4	$24.2

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

	Three Months Ended April 30, 2014		Three Months Ended April 30, 2013
	Performance Stock Unit	ESP Plan	Performance Stock Unit	ESP Plan
Range of expected volatilities	30%	30 - 33%	34%	27 - 36%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1 - 0.4%	0.1%	0.1 - 0.3%
Expected forfeitures	7.2%	7.2%	7.7%	7.7%

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

6. Income Tax

Autodesk’s effective tax rate was 21% during the three months ended April 30, 2014, compared to 23% during the three months ended April 30, 2013. Autodesk's effective tax rate decreased 2% during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year primarily due to greater tax rate benefits from foreign earnings partially offset by tax rate detriments from stock-based compensation expense, accrual for uncertain tax positions and expiration of the federal research and development tax credit provision. Excluding the impact of discrete tax items, the effective tax rate for the three month period ended April 30, 2014 was 25% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense and accrual for uncertain tax positions.

As of April 30, 2014, the Company had $226.2 million of gross unrecognized tax benefits, excluding interest, of which approximately $218.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At April 30, 2014, Autodesk had net deferred tax assets of $148.1 million. Pursuant to the adoption of ASU 2013-11, an additional $35.5 million of unrecognized tax benefits have been presented as a reduction of deferred tax assets at April 30, 2014. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.     Acquisitions

During the three months ended April 30, 2014, Autodesk completed the business combinations described below. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

For acquisitions accounted for as business combinations, Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded is primarily attributable to synergies expected to arise after the acquisitions.

On February 6, 2014, Autodesk acquired the entire issued and to be issued share capital of Delcam plc (“Delcam”), for $284.6 million. Delcam was previously listed as a public company (LON: DLC) and is a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry. With this transaction Autodesk gains Delcam’s range of design, manufacturing and inspection software that provide automated CADCAM solutions for a variety of industries, ranging from aerospace to toys and sports equipment. The transaction was structured as a cash offer for all the outstanding shares of Delcam, and Delcam will be integrated into Autodesk's Manufacturing ("MFG") reportable segment. The amount of goodwill that is expected to be deductible for tax purposes is $196.2 million.

During the three months ended April 30, 2014, Autodesk also completed a total of four other business combinations for total cash consideration of approximately $64.2 million. These business combinations were not material individually or in aggregate to Autodesk’s Condensed Consolidated Statement of Operations.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations completed during the three months ended April 30, 2014:

	Delcam	Other
Developed technologies	$28.9	$9.8
Customer relationships and other non-current intangible assets	39.7	5.5
Trade name	16.5	1.9
Goodwill	196.2	50.3
Deferred revenue (current and non-current)	(10.4)	—
Deferred tax (liability)	(15.3)	(2.1)
Net tangible assets (liabilities)	29.0	(1.2)
Total	$284.6	$64.2

For Delcam and certain other business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

8. Other Intangible Assets, Net

Other intangible assets that include developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2014	January 31, 2014
Developed technologies, at cost	$501.7	$462.4
Customer relationships, trade names, patents, and user list, at cost (1)	333.1	268.1
	834.8	730.5
Less: Accumulated amortization	(650.3)	(626.2)
Other intangible assets, net	$184.5	$104.3
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill during the three months ended April 30, 2014, is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2014
Goodwill	$142.3	$415.2	$411.6	$190.0	$1,159.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	142.3	415.2	411.6	40.8	1,009.9
Delcam	—	—	196.2	—	196.2
Addition arising from other acquisitions	24.4	10.6	—	15.3	50.3
Effect of foreign currency translation and purchase accounting adjustments	0.2	1.6	5.0	(0.2)	6.6
Balance as of April 30, 2014
Goodwill	166.9	427.4	612.8	205.1	1,412.2
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$166.9	$427.4	$612.8	$55.9	$1,263.0

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

When goodwill is assessed for impairment, Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment" provides Autodesk the option to perform an assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

Therefore, the two-step quantitative impairment test is necessary when either Autodesk does not use the optional assessment or, as a result of the optional assessment, it is not more likely than not that the fair value of the reporting unit is greater than its carrying value. In performing the two-step impairment test, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on Autodesk's conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and assumptions occur, Autodesk may be required to record impairment charges. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial results forecasts.

10. Deferred Compensation

At April 30, 2014, Autodesk had marketable securities totaling $778.3 million, of which $42.0 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $42.0 million at April 30, 2014, of which $4.6 million was classified as current and $37.4 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2014 was $38.9 million. The total related deferred compensation liability at January 31, 2014 was $38.9 million, of which $1.9 million was classified as current and $37.0 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable Securities". The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2014	January 31, 2014
Computer software, at cost	$83.9	$80.9
Computer hardware, at cost	171.2	163.0
Leasehold improvements, land and buildings, at cost	172.1	163.7
Furniture and equipment, at cost	55.7	51.7
	482.9	459.3
Less: Accumulated depreciation	(340.8)	(329.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$142.1	$130.3

12. Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. The proceeds of the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $742.1 million as of April 30, 2014.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The credit facility expires in May 2018. At April 30, 2014, Autodesk had no outstanding borrowings on this line of credit.

13. Restructuring

During the third quarter of fiscal 2014, the Board of Directors of the Company approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The Company authorized plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million ("Fiscal 2014 Plan"). The Company expects to substantially pay the one-time termination benefits and facility related liabilities related to the Fiscal 2014 Plan by the end of its second quarter of fiscal 2015.

During the three months ended April 30, 2014, Autodesk recorded restructuring charges of $2.3 million. The following table sets forth the restructuring activities during the three months ended April 30, 2014:

	Balance at January 31, 2014	Additions	Payments	Adjustments (1)	Balance at April 30, 2014
Fiscal 2014 Plan
Employee termination costs	$3.5	$2.1	$(3.4)	—	$2.2
Lease termination and asset costs	1.3	0.1	(0.1)	0.1	1.4
Total	$4.8	$2.2	$(3.5)	$0.1	$3.6
Current portion (2)	$3.8				$2.7
Non-current portion (2)	1.0				0.9
Total	$4.8				$3.6
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2014, Autodesk repurchased and retired 2.0 million shares at an average repurchase price of $51.26 per share. Common stock and additional paid-in capital and retained earnings were reduced by $49.4 million and $53.1 million, respectively, during the three months ended April 30, 2014.

At April 30, 2014, 19.8 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the three months ended April 30, 2014, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss), net of taxes, consisted of the following at April 30, 2014 and January 31, 2014:

	April 30, 2014	January 31, 2014
Net gain on derivative instruments	$0.2	$3.5
Net unrealized gain on available-for-sale securities	1.2	1.8
Defined benefit pension items	(7.7)	(7.7)
Foreign currency translation adjustments	11.9	1.8
Accumulated other comprehensive income (loss)	$5.6	$(0.6)

Pre-tax reclassifications from “Accumulated other comprehensive income (loss)” to the Company's Condensed Consolidated Statement of Operations for the three months ended April 30, 2014 and 2013 were $1.0 million and $3.8 million, respectively.

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

	Three Months Ended April 30,
	2014	2013
Numerator:
Net income	$28.3	$55.6
Denominator:
Denominator for basic net income per share—weighted average shares	227.0	223.8
Effect of dilutive securities	4.6	5.5
Denominator for dilutive net income per share	231.6	229.3
Basic net income per share	$0.12	$0.25
Diluted net income per share	$0.12	$0.24

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2014, there were no potentially anti-dilutive shares. For the three months ended April 30, 2013, 8.2 million potentially anti-dilutive shares, were excluded from the computation of diluted net income per share.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: Platform Solutions and Emerging Business ("PSEB"), Architecture, Engineering and Construction ("AEC"), MFG and Media and Entertainment ("M&E"). Autodesk has no material inter-segment revenue.

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

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of Autodesk's Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 9, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2014	2013
Net revenue:
Platform Solutions and Emerging Business	$211.9	$212.7
Architecture, Engineering and Construction	195.5	172.1
Manufacturing	147.3	139.1
Media and Entertainment	37.8	46.5
	$592.5	$570.4
Gross profit:
Platform Solutions and Emerging Business	$191.0	$195.2
Architecture, Engineering and Construction	175.6	155.5
Manufacturing	132.7	127.5
Media and Entertainment	29.0	37.0
Unallocated (1)	(14.5)	(12.3)
	$513.8	$502.9
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2014	2013
Net revenue:
Americas
U.S.	$169.5	$166.4
Other Americas	36.2	35.8
Total Americas	205.7	202.2
Europe, Middle East and Africa	225.5	216.2
Asia Pacific
Japan	86.6	76.8
Other Asia Pacific	74.7	75.2
Total Asia Pacific	161.3	152.0
Total net revenue	$592.5	$570.4

19. Subsequent Events

On May 29, 2014, Autodesk acquired all the outstanding shares of Within Technologies Limited ("Within”) for approximately $88.0 million cash.  Within is a United Kingdom based developer of design and simulation software for next generation manufacturing processes.  The Within acquisition will accelerate Autodesk’s development of tools and technologies for advanced manufacturing.  Within will be integrated into Autodesk’s PSEB reportable segment.  The initial accounting for this acquisition was not complete as of June 3, 2014, due to the timing of the acquisition.  Autodesk used its non-U.S.-based cash for the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three Months Ended April 30, 2014-Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP earnings per share, operating margin and other future financial results (by product type and geography) and operating expenses, the effectiveness of our efforts to successfully manage transitions to new business models and markets, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, the impact of acquisitions and investment activities, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this transition we have accelerated our move to the cloud and are offering more flexible licenses. For example, in fiscal 2014, we began offering Autodesk BIM 360, PLM 360, Sim 360 and Fusion 360, a few of our cloud based offerings, which provide tools, including social and mobile capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.
Our strategy is to lead our customers and the industries they serve to the new cloud and mobile platforms. This entails both a technological shift and a business model shift. During fiscal 2014, we announced more flexible term-based license offerings, including term-based desktop subscriptions, for certain products. These offerings are designed to give our customers even more flexibility with how they use our products and service offerings and address new types of customers such as project-based users and small businesses.

Over the next four years, we expect to significantly increase our subscription base and the annual value per subscription, which we believe will help drive billings growth. During the transition, revenue, deferred revenue, operating margin, and earnings per share will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.
For the three months ended April 30, 2014, our billings increased 10% as compared to the same period in the prior fiscal year. The 6 percentage point delta from our 4% year over year growth in GAAP revenue and our 10% year over year growth in billings is the result of 7 percentage points from the change in deferred revenue offset by 1 percentage point primarily related to the change in acquisition-related deferred revenue. At April 30, 2014 and January 31, 2014, our total subscriptions were approximately 1.94 million and 1.85 million, respectively.
For the past three years, suites have been an important growth area to our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three months ended April 30, 2014, revenue from suites increased 19% as compared to the same period in the prior fiscal year. As a percentage of revenue, suites increased to 35% in the three months ended April 30, 2014 as compared to 31% of our net revenue in the three months ended April 30, 2013.

Expanding our geographic coverage is another key element of our growth strategy. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. Revenue from emerging countries increased 5% during the three months ended April 30, 2014 as compared to the same period of the prior fiscal year. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 13% for both the three months ended April 30, 2014 and 2013. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy and different purchase patterns as compared to the developed world.

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
We are committed to helping fuel a lifelong passion for design in students of all ages, and inspiring and supporting educators. As such, we offer extensive educational programs supporting our software and services including a new program, initiated in fiscal 2014, under which we grant software licenses to educational institutions in select regions and to key partners for little or no fees. Through these programs we intend to further Science, Technology, Engineering, Digital Arts, and Math (STEAM) education initiatives. With an extensive global community of students who are experienced with our software and poised to become the next generation of professional users, our goal is to reduce the cost of training and education of new talent for our customers.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2014. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2014 and 2013

(in millions)	Three Months Ended April 30, 2014	As a % of Net Revenue	Three Months Ended April 30, 2013	As a % of Net Revenue
Net Revenue	$592.5	100%	$570.4	100%
Cost of revenue	78.7	13%	67.5	12%
Gross Profit	513.8	87%	502.9	88%
Operating expenses	471.6	80%	421.5	74%
Income from Operations	$42.2	7%	$81.4	14%

During the three months ended April 30, 2014, as compared to the same period in the prior fiscal year, net revenue increased 4%, and gross profit increased 2%, while income from operations decreased 48%. Our business experienced year over year growth in our Architecture, Engineering and Construction ("AEC") and Manufacturing ("MFG") segments, many of our major products, particularly our AEC suites, and all of our geographic areas, especially within the Asia Pacific ("APAC") geography. Also contributing to the year over year impact to revenue during the three months ended April 30, 2014, were increases in subscription revenue partially offset by decreases in license and other revenue.

During the latter part of fiscal year 2014, we announced a business model transition as we began offering more flexible license and service offerings that have ratable revenue streams. As expected, we experienced growth in our total subscriptions and billings during the three months ended April 30, 2014, and our income from operations was negatively impacted by increased spend, including higher employee-related costs, as a result of this transition.

The reasons for these changes are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 50% of total net revenue during the three months ended April 30, 2014 and decreased 4% as compared to the same period in the prior fiscal year. Revenue from suites was 35% of total net revenue for the three months ended April 30, 2014 and increased 19% as compared to the same period in the prior fiscal year. Revenue from new and adjacent products was 14% of total net revenue for the three months ended April 30, 2014 and increased 2% as compared to the same period in the prior fiscal year. We anticipate that, as our new and existing customers migrate from our stand-alone products to suites, our revenue from suites will increase as a percentage of revenue and that our revenue from our flagship and new and adjacent products will continue to decline as a percentage of revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 26% and 25% of Autodesk’s total net revenue for the three months ended April 30, 2014 and 2013, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Operating Margin Analysis

Income from operations decreased 48% in the three months ended April 30, 2014 due to a $50.1 million or 12% increase in our operating expenses and an $11.2 million or 17% increase in cost of revenue, as compared to the same period in the prior fiscal year. Partially offsetting the increase in our spend was a $22.1 million or 4% increase in net revenue, as compared to the same period in the prior fiscal year. Our operating margin decreased to 7% for the three months ended April 30, 2014 from 14% for the three months ended April 30, 2013. The increase in operating expenses and the corresponding decrease in operating margin was primarily related to higher employee-related costs and professional fees during the three months ended April 30, 2014. The increase in employee-related costs was primarily due to an increase in salaries, coupled with an increase in bonuses, both of which were primarily driven by an increase in headcount compared to the corresponding period in the previous fiscal year.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, and the United Kingdom. Our revenue was negatively impacted by foreign exchange rate changes during the three months ended April 30, 2014, as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2013 been in effect during the three months ended April 30, 2014 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2014, (“on a constant currency basis”), net revenue would have increased 5% during the three months ended April 30, 2014, as compared to the same period in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three months ended April 30, 2014 increased 13% on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2013 been in effect during the three months ended April 30, 2014 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2014, total spend would have been minimally impacted by foreign exchange rate changes and would have increased 13% on a constant currency basis compared to the same period in the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At April 30, 2014, we had $2,387.9 million in cash and marketable securities. We completed the three months ended April 30, 2014 with higher deferred revenue and lower accounts receivable balances as compared to the end of the fiscal year ended January 31, 2014. Our deferred revenue balance at April 30, 2014 included $848.1 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations decreased 2% to $218.7 million as of April 30, 2014 from $224.1 million at April 30, 2013. We repurchased 2.0 million shares of our common stock for $102.5 million during the three months ended April 30, 2014. Comparatively, we repurchased 3.2 million shares of our common stock for $129.2 million during the three months ended April 30, 2013. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk's business model is evolving. We continue to assess current business offerings including introducing more flexible license and service offerings that have ratable revenue streams. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility with how customers use our products. However, we expect the business model transition to cause our traditional perpetual license revenue to decline without a corresponding decrease in expenses. In the future, we expect this business model transition will increase our long-term revenue growth rate by increasing the annual value per subscription and increasing total subscriptions over time.
We expect net revenue for the second quarter of fiscal 2015 will range from $595 million to $610 million, and that GAAP diluted earnings per share will range from $0.05 to $0.10 while non-GAAP diluted earnings per share will range from $0.25 to $0.30. Non-GAAP earnings per diluted share exclude $0.11 related to stock-based compensation expense and $0.09 related to the amortization of acquisition related intangibles, net of tax.
We expect net revenue for fiscal 2015 to increase by approximately 4% to 6% compared to fiscal 2014. We expect billings for fiscal 2015 to increase by approximately 7% to 9% compared to fiscal 2014. Autodesk anticipates fiscal 2015 GAAP operating margin to be approximately 3% to 5% and non-GAAP operating margin to be approximately 14% to 16%.  The 14% to 16% non-GAAP operating margin excludes 7 percentage points related to stock-based compensation expense, and 4 percentage points related to the amortization of acquisition related intangibles. Autodesk expects to add 150,000-200,000 subscriptions during fiscal 2015.
We remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

Net Revenue

	Three Months Ended	(Decrease)/ Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2014	$	%	April 30, 2013
Net Revenue:
License and other	$316.2	$(7.3)	(2)%	$323.5
Subscription	276.3	29.4	12%	246.9
	$592.5	$22.1	4%	$570.4
Net Revenue by Geographic Area:
Americas	$205.7	$3.5	2%	$202.2
Europe, Middle East and Africa	225.5	9.3	4%	216.2
Asia Pacific	161.3	9.3	6%	152.0
	$592.5	$22.1	4%	$570.4
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$211.9	$(0.8)	—%	$212.7
Architecture, Engineering and Construction	195.5	23.4	14%	172.1
Manufacturing	147.3	8.2	6%	139.1
Media and Entertainment	37.8	(8.7)	(19)%	46.5
	$592.5	$22.1	4%	$570.4

License and Other Revenue

License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of seat licenses, software license revenue from the sale of seat term-based licenses from our desktop subscription and enterprise offerings, and upgrades and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized as the services are performed.

Total License and other revenue decreased 2% during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013. This decrease was primarily due to a 1% decrease in product license revenue as compared to the same period in the prior fiscal year. The decline in product license revenue was primarily due to a decrease of 4% in revenue from our flagship products partially offset by an increase of 6% in our suites products.

During the three months ended April 30, 2014, the 1% decrease in product license revenue was due to a 4% decrease in the number of seats sold partially offset by a 3% increase in the average net revenue per seat. Product license revenue, as a percentage of License and other revenue, was 87% for the three months ended April 30, 2014 and 86% for the three months ended April 30, 2013.

During the three months ended April 30, 2014, total other revenue represented 13% of License and other revenue. Other revenue decreased by 10% during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013 primarily due to a 44% decrease in revenue from our education products as a result of our transition to granting software licenses to educational institutions in select regions and to key partners, consistent with our strategy.

Backlog related to current software license product orders that had not shipped at the end of the quarter increased by $12.3 million during the three months ended April 30, 2014 from $19.7 million at January 31, 2014 to $32.0 million at April 30, 2014. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status.

Subscription Revenue

Autodesk subscription revenue consists of three components:  (1) maintenance revenue from our software products; (2) maintenance revenue from our term-based desktop subscription and enterprise offerings; and (3) revenue from our cloud service offerings. Our maintenance program provides our commercial and educational customers of perpetual products with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years but can occasionally be as long as five years. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Subscription revenue increased 12% during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013, primarily due to a 13% increase in commercial maintenance revenue. The 13% increase in commercial maintenance revenue was due to a 5% increase from commercial enrollment during the corresponding maintenance contract term and an 8% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 95% and 96% of Subscription revenue for the three months ended April 30, 2014 and 2013, respectively.

Changes in Subscription revenue lag changes in subscription billings. Subscription billings increased 19% during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year primarily due to an increase in maintenance subscription revenue.

Our deferred subscription revenue balance at April 30, 2014 and January 31, 2014 was $848.1 million and $789.3 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 2% on an as reported basis and a constant currency basis, during the three months ended April 30, 2014, as compared to the same period in the prior fiscal year. This increase was primarily due to a 20% increase in our suites revenue partially offset by a 10% decrease in our flagship product revenue in this geography during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013. The increase in our revenue in this geography was led by the U.S.

Net revenue in the Europe, Middle East and Africa ("EMEA") geography increased by 4% on an as reported basis and 2% on a constant currency basis, during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year. This increase was primarily due to a 24% increase in our suites revenue partially offset by a 9% decrease in our flagship product revenue in this geography during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013. The increase in our revenue in this geography was led by France and Spain partially offset by declines in revenue from the United Kingdom and the Netherlands.

Net revenue in the APAC geography increased 6% on an as reported basis and 15% on a constant currency basis, during the three months ended April 30, 2014, as compared to the same period in the prior fiscal year. The increase was primarily due to a 9% increase in our flagship products and a 10% increase in our suites revenue partially offset by a 14% decrease in our new and adjacent product revenue in this geography during the three months ended April 30, 2014 as compared to the same period in the previous year. The increase in our revenue in this geography during the three months ended April 30, 2014 was led by Japan and South Korea partially offset by a decline in revenue in China.

Net revenue in emerging economies increased by 5% during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year, primarily due to increases in revenue from the Russian Federation and Taiwan partially offset by a decrease in revenue from China and India. Revenue from emerging economies represented 13% of total net revenue for both of the three months ended April 30, 2014 and 2013.

International net revenue represented 71% of our total net revenue for both the three months ended April 30, 2014 and 2013. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business ("PSEB"), AEC, MFG and Media and Entertainment ("M&E"). We have no material inter-segment revenue.

During the three months ended April 30, 2014, net revenue for PSEB was flat as compared to the same period in the prior fiscal year primarily due to a 7% decrease in AutoCAD offset by a 4% increase in AutoCAD LT and an 8% increase in revenue from our PSEB suites, which was primarily driven by AutoCAD Design Suite.

During the three months ended April 30, 2014, net revenue for AEC increased by 14% as compared to the same period in the prior fiscal year primarily due to a 36% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the three months ended April 30, 2014, net revenue for MFG increased by 6% as compared to the same period of the prior fiscal year primarily due to an 8% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite.

During the three months ended April 30, 2014, net revenue for M&E decreased by 19% as compared to the same period in the prior fiscal year, due to a 36% decrease in revenue from Creative Finishing and a 12% decrease in revenue from Animation. The decline in Creative Finishing was marked by a general decrease in M&E industry end-market demand. The decrease in Animation revenue was primarily due to a 26% decrease from our M&E suites, which was driven by our Autodesk Entertainment Creation Suite, and an 11% decrease in revenue from our flagship product, Maya. The decrease in M&E revenue is related primarily to a general decrease in the M&E industry end-market demand, the planned inclusion of our M&E products in other Autodesk industry suites, and the business model transition as customers are opting for desktop subscription.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2014	$	%	April 30, 2013
Cost of revenue:
License and other	$49.3	$4.9	11%	$44.4
Subscription	29.4	6.3	27%	23.1
	$78.7	$11.2	17%	$67.5
As a percentage of net revenue	13%			12%

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), costs associated with transferring our software to electronic media, physical media, packaging materials and shipping and handling costs.

Cost of license and other revenue increased 11% for the three months ended April 30, 2014, as compared to the same period in the prior fiscal year, primarily due to increased amortization expense related to developed technology and an increase in consulting costs.

Cost of subscription revenue includes the labor costs of providing product support to our maintenance and cloud subscription customers, including rent and occupancy, shipping and handling costs, professional services fees related to operating our network and cloud infrastructure, including depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations.

Cost of subscription revenue increased 27% during the three months ended April 30, 2014, as compared to the same period in the prior fiscal year, primarily due to higher cloud services-related expenses.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, primarily due to an increase in cloud services-related expenses associated with meeting our major business initiatives.

Marketing and Sales

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2014	$	%	April 30, 2013
Marketing and sales	$225.4	$16.6	8%	$208.8
As a percentage of net revenue	38%			37%

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

Marketing and sales expenses increased 8% for the three months ended April 30, 2014 as compared to the same period in the prior fiscal year primarily due to an increase in employee-related costs related to bonus, salaries, commissions and fringe benefits primarily associated with increased headcount and merit increases and an increase in professional fees.

For the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, we expect marketing and sales expense to increase in absolute dollars and as a percentage of net revenue.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2014	$	%	April 30, 2013
Research and development	$170.5	$19.7	13%	$150.8
As a percentage of net revenue	29%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 13% during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year, primarily due to an increase in employee-related costs related to salaries, bonus and fringe benefits primarily associated with increased headcount and merit increases and professional fees.

For the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, we expect research and development expense to increase in absolute dollars and as a percentage of net revenue.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2014	$	%	April 30, 2013
General and administrative	$73.4	$11.9	19%	$61.5
As a percentage of net revenue	12%			11%

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

General and administrative expenses increased 19% during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year, primarily due to an increase in employee-related costs related to salaries, bonus and fringe benefits primarily associated with increased headcount and merit increases and professional fees.

For the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, we expect general and administrative expenses to increase in absolute dollars and as a percentage of net revenue.

Restructuring Charges, Net

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2014	$	%	April 30, 2013
Restructuring charges, net	$2.3	$1.9	475%	$0.4
As a percentage of net revenue	—%			—%

During the third quarter of fiscal 2014, the Board of Directors approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The authorized plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million.

During the three months ended April 30, 2014, we recorded an incremental restructuring charge associated with the Fiscal 2014 Plan of $2.3 million. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2014	2013
Interest and investment (expense) income, net	$(2.4)	$(3.1)
Loss on foreign currency	(3.3)	(4.4)
Loss on strategic investments	(3.5)	(1.1)
Other income (loss)	2.6	(0.2)
Interest and other (expense) income, net	$(6.6)	$(8.8)

Interest and other (expense) income, net, increased $2.2 million during the three months ended April 30, 2014, as compared to the same period in the prior fiscal year, primarily due to an increase in other income associated with a Canadian ecommerce tax credit partially offset by losses on the derivative portion of our strategic investments that are marked-to-market each period.

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

Our effective tax rate was 21% during the three months ended April 30, 2014 compared to 23% during the three months ended April 30, 2013. Our effective tax rate decreased 2% during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year primarily due to greater tax rate benefits from foreign earnings partially offset by tax rate detriments from stock-based compensation expense, accrual for uncertain tax positions and expiration of the federal research and development tax credit provision. Excluding the impact of discrete tax items, the effective tax rate for the three month period ended April 30, 2014 was 25% and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense and accrual for uncertain tax positions.

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

At April 30, 2014, we had net deferred tax assets of $148.1 million. Pursuant to the adoption of ASU 2013-11, an additional $35.5 million of unrecognized tax benefits have been presented as a reduction of deferred tax assets at April 30, 2014. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2014, and 2013, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Gross profit	$513.8	$502.9
Non-GAAP gross profit	$528.5	$515.2
Gross margin	87%	88%
Non-GAAP gross margin	89%	90%
Income from operations	$42.2	$81.4
Non-GAAP income from operations	$102.0	$136.9
Operating margin	7%	14%
Non-GAAP operating margin	17%	24%
Net income	$28.3	$55.6
Non-GAAP net income	$73.8	$96.3
Diluted earnings per share (1)	$0.12	$0.24
Non-GAAP diluted earnings per share (1)	$0.32	$0.42
_______________

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

For our internal budgeting and resource allocation process and as a means to evaluate period-to-period comparisons, we use non-GAAP measures to supplement our condensed consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain expenses and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, compare financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Gross profit	$513.8	$502.9
Stock-based compensation expense	1.7	1.5
Amortization of purchased intangibles	13.0	10.8
Non-GAAP gross profit	$528.5	$515.2
Gross margin	87%	88%
Stock-based compensation expense	—%	—%
Amortization of purchased intangibles	2%	2%
Non-GAAP gross margin	89%	90%
Income from operations	$42.2	$81.4
Stock-based compensation expense	33.6	33.5
Amortization of purchased intangibles	23.9	21.6
Restructuring charges	2.3	0.4
Non-GAAP income from operations	$102.0	$136.9
Operating margin	7%	14%
Stock-based compensation expense	6%	6%
Amortization of purchased intangibles	4%	4%
Restructuring charges	—%	—%
Non-GAAP operating margin	17%	24%
Net income	$28.3	$55.6
Stock-based compensation expense	33.6	33.5
Amortization of purchased intangibles	23.9	21.6
Restructuring charges	2.3	0.4
Loss on strategic investments	3.6	1.1
Discrete tax provision items	(2.1)	(0.5)
Income tax effect of non-GAAP adjustments	(15.8)	(15.4)
Non-GAAP net income	$73.8	$96.3
Diluted net income per share (1)	$0.12	$0.24
Stock-based compensation expense	0.14	0.15
Amortization of purchased intangibles	0.11	0.10
Restructuring charges	0.01	—
Loss on strategic investments	0.02	—
Discrete tax provision items	(0.01)	—
Income tax effect of non-GAAP adjustments	(0.07)	(0.07)
Non-GAAP diluted net income per share (1)	$0.32	$0.42
____________________

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

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

Liquidity and Capital Resources

Our primary source of cash is from the sale of licenses to our products. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and invest in our growth initiatives, which include acquisitions of products, technology and businesses. See further discussion of these items below.

At April 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,387.9 million and net accounts receivable of $323.3 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). As of June 3, 2014, we have $750.0 million aggregate principal amount of Senior Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of June 3, 2014, we have no amounts outstanding under the credit facility. The credit facility expires in May 2018. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The decrease in our cash, cash equivalents and marketable securities from $2,544.4 million at January 31, 2014 to $2,387.9 million at April 30, 2014 is primarily due to cash used for acquisitions including business combination and technology purchases, repurchases of common stock, and capital expenditures partially offset by cash generated by operating activities, and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. The cash proceeds from issuance of common stock varies based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan (“ESP Plan”).

The primary sources for net cash provided by operating activities of $218.7 million for the three months ended April 30, 2014 were changes in operating assets and liabilities of $110.1 million, the cash effect of expenses totaling $69.7 million associated with depreciation, amortization and accretion and stock-based compensation and net income of $28.3 million. The primary source of working capital was a decrease in accounts receivable and increase in deferred revenue. Our days sales outstanding in trade receivables was 50 at April 30, 2014 compared to 66 days at January 31, 2014. The days sales outstanding decrease relates primarily to billings linearity. The primary working capital uses of cash was a decrease in accrued compensation.

At April 30, 2014, our short-term investment portfolio had an estimated fair value of $510.1 million and a cost basis of $505.4 million. The portfolio fair value consisted of $383.3 million invested in commercial paper and corporate securities, $33.6 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $42.0 million invested in mutual funds, $18.7 million invested in U.S. government agency securities, $13.5 million invested in municipal securities, $11.5 million invested in other short-term securities and $7.5 million invested in U.S. treasury securities.

At April 30, 2014, $42.0 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

As of April 30, 2014, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of April 30, 2014, approximately 75% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buy-back program with cash that has not been permanently reinvested outside the U.S.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three months ended April 30, 2014, we repurchased 2.0 million of our common stock. At April 30, 2014, 19.8 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2014:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	0.1	$52.91	0.1	21.7
March 1 - March 31	1.9	51.17	1.9	19.8
April 1 - April 30	—		—	19.8
Total	2.0	$51.26	2.0
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended April 30, 2014.

Off-Balance Sheet Arrangements

As of April 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

License and Other revenue—License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of seat licenses, software license revenue from the sale of seat term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

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

Subscription revenue—Autodesk subscription revenue consists of three components:  (1) maintenance revenue from our software products; (2) maintenance revenue from our term-based desktop subscription and enterprise offerings; and (3) revenue from our cloud service offerings.

Total Subscriptions—Consists of subscriptions from our maintenance, desktop, cloud service and enterprise license offerings that are active as of the quarter end date. For certain cloud based and enterprise license offerings, subscriptions represent the monthly average activity within the last three months of the quarter end date. Total subscriptions do not include data from education offerings, consumer product offerings, certain Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, third party products and Delcam products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the quarterly comparisons of this calculation.

Billings—Amounts billed to customers during the current fiscal period net of any partner incentives or other discounts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2014 and January 31, 2014, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $404.9 million and $557.2 million at April 30, 2014 and January 31, 2014, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2014 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2014 and January 31, 2014 would increase the fair value of our foreign currency contracts by $31.7 million and $7.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2014 would decrease the fair value of our foreign currency contracts by $23.6 million. A hypothetical 10% depreciation of the dollar from its value at January 31, 2014 would increase the fair value of our foreign currency contracts by $3.7 million.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At April 30, 2014, we had $1,551.8 million of cash equivalents and marketable securities, including $510.1 million classified as short-term marketable securities and $268.2 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have a unrealized gain or loss of $3.4 million and $6.7 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years have been characterized by weak global economic conditions, a tightening in the credit markets, relatively high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues (such as “austerity” measures in Southern Europe), and volatility in many financial instrument markets. We remain cautious about the macroeconomic environment but note the general improvement in the worldwide economy.

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
To address the industry transition from personal computer to cloud, social, and mobile computing, we have accelerated our move to the cloud and are offering more flexible product licenses. While we expect to increase our total subscriptions, value per subscription, billings, bookings, ratable and recurring revenue over time as a result of this business model transition, our ability to achieve these financial objectives is subject to risks and uncertainties. The new offerings require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge.  If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.
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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 71% of our net revenue for the three months ended April 30, 2014. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2014, approximately 85% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 26% of our total net revenue for the three months ended April 30, 2014 as compared to 25% of our total net revenue for the three months ended April 30, 2013. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions in particular geographies, including Europe and emerging economies,

•	failure to produce sufficient revenue, billings or subscription growth and profitability,

•	results and future projections related to our business model transition,

•	confusion on the part of analysts and investors about the short-term and long-term impact to our business resulting from our business model transition;

•	weak or negative growth in one or more of the industries we serve, including architecture, engineering and construction, manufacturing, education and digital media and entertainment markets,

•	dependence on and the timing of large transactions,

•	changes in product mix, pricing pressure or changes in product pricing,

•	changes in billings linearity,

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity,

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects,

•	lower growth or contraction of our maintenance program,

•	failure to achieve and maintain planned cost reductions and productivity increases,

•	the effectiveness of our internal business reorganization,

•	restructuring or other accounting charges and unexpected costs or other operating expenses,

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products,

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms,

•	the timing of the introduction of new products by us or our competitors,

•	the success of new business or sales initiatives and increasing our portfolio of product suites,

•	the financial and business condition of our reseller and distribution channels,

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

A breach of security in our products, services or computer systems may compromise the integrity of our products or services, harm our reputation, create additional liability and adversely impact our financial results.

We make significant efforts to maintain the security and integrity of our source code and computer systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, backdoor trojans and distributed denial of service (DDoS) attacks. Any of the foregoing could attack our products, services or computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk. Like all software, our software is vulnerable to cyber attacks. In the past, hackers have targeted our software, and they may do so in the future. The impact of cyber attacks could disrupt the proper functioning of our software products or services, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products or services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2014 and 2013, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 32% and 34% of our total net revenue, respectively.

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

We recognize maintenance revenue ratably over the term of the maintenance contracts, which is predominantly one year, but may also range up to five years. Decreases in maintenance billings will negatively impact future maintenance revenue, however future maintenance revenue will also be impacted by other factors such as the amount, timing and mix of contract terms of future billings.

Our restructuring and cost reduction actions may not be as effective as anticipated.

In the past, we have undertaken restructuring plans. In the future, we may need to undertake additional restructuring efforts, and our business and operating results may be harmed. In taking any future restructuring actions, we may incur additional costs that negatively impact our operating margins. Additionally, a prolonged and slow economic recovery or a renewed recession in U.S. or foreign markets could also lead to additional restructuring actions and associated costs.

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

We also have a $400.0 million revolving credit facility. As of April 30, 2014, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended April 30, 2014.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1*
Participants, target awards and payout formulas for fiscal year 2015 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 28, 2014)

10.2*	Description of Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 28, 2014)

10.3*	Description of Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 28, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: June 3, 2014

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)