Form 10-Q
period 2014-07-31
AUTODESK INC
filed 2014-09-02
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

As of August 27, 2014, registrant had outstanding approximately 227,236,453 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net revenue:
License and other	$350.4	$313.2	$666.6	$636.7
Subscription	286.7	248.5	563.0	495.4
Total net revenue	637.1	561.7	1,229.6	1,132.1
Cost of revenue:
Cost of license and other revenue	53.4	42.8	102.7	87.2
Cost of subscription revenue	34.5	25.0	63.9	48.1
Total cost of revenue	87.9	67.8	166.6	135.3
Gross profit	549.2	493.9	1,063.0	996.8
Operating expenses:
Marketing and sales	237.6	198.1	463.0	406.9
Research and development	179.3	148.9	349.8	299.7
General and administrative	71.5	52.3	134.0	103.0
Amortization of purchased intangibles	10.1	9.3	21.0	20.1
Restructuring charges, net	0.8	1.7	3.1	2.1
Total operating expenses	499.3	410.3	970.9	831.8
Income from operations	49.9	83.6	92.1	165.0
Interest and other (expense) income, net	(7.0)	(1.8)	(13.6)	(10.6)
Income before income taxes	42.9	81.8	78.5	154.4
Provision for income taxes	(11.6)	(20.1)	(18.9)	(37.1)
Net income	$31.3	$61.7	$59.6	$117.3
Basic net income per share	$0.14	$0.28	$0.26	$0.52
Diluted net income per share	$0.13	$0.27	$0.26	$0.51
Weighted average shares used in computing basic net income per share	227.3	223.1	227.1	223.6
Weighted average shares used in computing diluted net income per share	232.4	228.3	232.4	229.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net income	$31.3	$61.7	$59.6	$117.3
Other comprehensive income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of ($0.4), $0.0, ($1.1) and $0.2)	1.8	(5.0)	(1.5)	4.9
Change in net unrealized loss on available-for-sale securities (net of tax effect of $0.4, ($0.1), $0.0 and $0.1)	(1.0)	(1.3)	(1.6)	(1.1)
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.9, $0.5, ($0.4) and $1.8)	(4.1)	0.8	6.0	(5.6)
Total other comprehensive (loss) gain	(3.3)	(5.5)	2.9	(1.8)
Total comprehensive income	$28.0	$56.2	$62.5	$115.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	July 31, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,323.1	$1,853.0
Marketable securities	583.3	414.1
Accounts receivable, net	365.3	423.7
Deferred income taxes, net	76.3	56.8
Prepaid expenses and other current assets	102.0	87.4
Total current assets	2,450.0	2,835.0
Marketable securities	262.1	277.3
Computer equipment, software, furniture and leasehold improvements, net	146.9	130.3
Developed technologies, net	100.7	63.1
Goodwill	1,447.6	1,009.9
Deferred income taxes, net	86.8	131.1
Other assets	209.3	148.3
Total assets	$4,703.4	$4,595.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92.4	$84.5
Accrued compensation	165.7	181.2
Accrued income taxes	37.3	24.3
Deferred revenue	763.0	696.2
Other accrued liabilities	98.9	85.3
Total current liabilities	1,157.3	1,071.5
Deferred revenue	217.8	204.4
Long term income taxes payable	186.8	211.8
Long term notes payable, net of discount	746.8	746.4
Other liabilities	111.3	99.4
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,697.1	1,637.3
Accumulated other comprehensive income (loss)	2.3	(0.6)
Retained earnings	584.0	624.8
Total stockholders’ equity	2,283.4	2,261.5
Total liabilities and stockholders' equity	$4,703.4	$4,595.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2014	2013
Operating activities:
Net income	$59.6	$117.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	73.3	65.1
Stock-based compensation expense	73.4	64.6
Excess tax benefits from stock-based compensation	—	(3.2)
Restructuring charges, net	3.1	2.1
Other operating activities	5.5	2.0
Changes in operating assets and liabilities, net of business combinations	100.0	41.5
Net cash provided by operating activities	314.9	289.4
Investing activities:
Purchases of marketable securities	(684.2)	(697.3)
Sales of marketable securities	127.3	215.1
Maturities of marketable securities	407.1	231.9
Capital expenditures	(31.6)	(42.6)
Acquisitions, net of cash acquired	(548.3)	(47.2)
Other investing activities	(0.7)	(5.4)
Net cash used in investing activities	(730.4)	(345.5)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	91.3	79.8
Repurchase and retirement of common shares	(204.3)	(239.8)
Excess tax benefits from stock-based compensation	—	3.2
Other financing activities	(1.7)	—
Net cash used in financing activities	(114.7)	(156.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	1.7
Net decrease in cash and cash equivalents	(529.9)	(211.2)
Cash and cash equivalents at beginning of fiscal year	1,853.0	1,612.2
Cash and cash equivalents at end of period	$1,323.1	$1,401.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2014, and for the three and six months ended July 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2014 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2015, or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed on March 10, 2014.

Reclassifications

During the second quarter of fiscal 2015, Autodesk elected to present amortization of purchased customer relationships, trade names, patents, and user lists as a separate line item within operating expenses. As a result, amortization previously reflected in “General and Administrative” expense was reclassified to “Amortization of Purchased Intangibles" within Operating Expenses. These expenses have been reclassified in the Condensed Consolidated Statements of Operations for the six months ended July 31, 2014 and the three and six months ended July 31, 2013 to conform to the current period presentation as follows:

	Six Months Ended	Three Months Ended	Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2013
Reclassifications within operating expenses:
(Decrease) to general and administrative	$(10.9)	$(9.3)	$(20.1)
Increase to amortization of purchased intangibles	10.9	9.3	20.1

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2014, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted in the Six Months Ended July 31, 2014

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

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for Autodesk’s fiscal year beginning February 1, 2017. Early adoption is not permitted. Autodesk is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Total sales to the distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 26% of Autodesk’s total net revenue for both the three and six months ended July 31, 2014, and 24% and 25% of Autodesk’s total net revenue for the three and six months ended July 31, 2013, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business (“PSEB”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 24% of trade accounts receivable at both July 31, 2014 and January 31, 2014.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2014 and January 31, 2014:

	July 31, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$202.3	$—	$—	$202.3	$14.7	$187.6	$—
Commercial paper	226.8	—	—	226.8	—	226.8	—
Municipal securities	2.0	—	—	2.0	2.0	—	—
Money market funds	91.3	—	—	91.3	—	91.3	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	382.1	—	—	382.1	115.3	266.8	—
Time deposits	116.6	—	—	116.6	—	116.6	—
Agency bond	6.0	—	—	6.0	6.0	—	—
U.S. government agency securities	6.2	—	—	6.2	6.2	—	—
U.S. treasury bills	6.0	—	—	6.0	6.0	—	—
Municipal securities	13.7	0.1	—	13.8	13.8	—	—
Other (2)	9.7	—	—	9.7	9.7	—	—
Short-term trading securities
Mutual funds	37.7	5.2	—	42.9	42.9	—	—
Long-term available for sale
Corporate debt securities	186.1	0.3	(0.2)	186.2	186.2	—	—
Agency bond	40.7	—	—	40.7	40.7	—	—
U.S. government agency securities	6.3	—	—	6.3	6.3	—	—
Municipal securities	28.8	0.1	—	28.9	28.9	—	—
Convertible debt securities (3)	16.1	4.5	(6.4)	14.2	—	—	14.2
Derivative contracts (4)	6.7	7.1	(4.8)	9.0	—	4.9	4.1
Total	$1,385.1	$17.3	$(11.4)	$1,391.0	$478.7	$894.0	$18.3
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of agency discount notes, certificates of deposit, and other short-term securities.

(3)	Considered “available for sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$280.7	$—	$—	$280.7	$30.4	$250.3	$—
Commercial paper	280.5	—	—	280.5	—	280.5	—
Municipal securities	2.0	—	—	2.0	2.0	—	—
Money market funds	262.8	—	—	262.8	—	262.8	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	261.0	—	—	261.0	95.4	165.6	—
Time deposits	37.1	—	—	37.1	—	37.1	—
Agency bond	42.7	—	—	42.7	42.7	—	—
U.S. government agency securities	11.3	—	—	11.3	11.3	—	—
Municipal securities	11.7	—	—	11.7	11.7	—	—
Other (2)	11.4	—	—	11.4	11.4	—	—
Short-term trading securities
Mutual funds	35.6	3.3	—	38.9	38.9	—	—
Long-term available for sale
Corporate debt securities	179.7	0.7	(0.1)	180.3	180.3	—	—
Agency bond	43.3	0.1	—	43.4	43.4	—	—
U.S. government agency securities	9.8	—	—	9.8	9.8	—	—
Municipal securities	43.5	0.3	—	43.8	43.8	—	—
Convertible debt securities (3)	21.4	3.2	(4.4)	20.2	—	—	20.2
Derivative contracts (4)	10.8	14.8	(6.0)	19.6	—	10.5	9.1
Total	$1,545.3	$22.4	$(10.5)	$1,557.2	$521.1	$1,006.8	$29.3
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of agency discount notes, U.S. treasury bills, and other short-term securities.

(3)	Considered “available for sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and six months ended July 31, 2014.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities and derivative contracts which are valued using probability weighted discounted cash flow models as some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2014 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balance at January 31, 2014	$9.1	$20.2	$29.3
Purchases	—	—	—
Settlements	(1.1)	(3.3)	(4.4)
Net realized (losses)	(3.0)	(2.2)	(5.2)
Net unrealized (losses)	(0.9)	(0.5)	(1.4)
Balance at July 31, 2014	$4.1	$14.2	$18.3

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	July 31, 2014
	Cost	Fair Value
Due in 1 year	$540.3	$540.4
Due in 1 year through 5 years	278.0	276.3
Total	$818.3	$816.7

As of July 31, 2014 and January 31, 2014, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

Autodesk also has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the six months ended July 31, 2014, Autodesk recorded a $3.2 million other-than-temporary impairment on its privately held equity investments. During the six months ended July 31, 2013, Autodesk recorded no other-than-temporary impairment on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the six months ended July 31, 2014 and 2013 resulted in a gain of $0.6 million and a loss of $0.2 million, respectively. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for the six months ended July 31, 2014 and 2013 were $534.4 million and $447.0 million, respectively.

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

The net notional amount of these contracts are presented net settled and were $403.0 million at July 31, 2014 and $351.7 million at January 31, 2014. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $2.0 million remaining in “Accumulated other comprehensive income (loss)” as of July 31, 2014 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $5.2 million at July 31, 2014 and $205.5 million at January 31, 2014.

From time to time and consistent with its risk management practices, Autodesk also uses derivative instruments to hedge its economic exposure related to committed, in-process acquisitions priced in foreign currency.  Such derivatives do not qualify for hedge accounting and are marked-to-market through earnings, with any gain or loss reflected immediately in “Interest and other (expense) income, net,” in each period.

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

Fair Value of Derivative Instruments

The fair value of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2014 and January 31, 2014:

	Balance Sheet Location	Fair Value at
		July 31, 2014	January 31, 2014
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$5.9	$4.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	4.1	16.9
Total derivative assets		$10.0	$21.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$1.0	$1.7
Total derivative liabilities		$1.0	$1.7
____________________

(1)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $6.7 million and $5.9 million at July 31, 2014 and January 31, 2014, respectively.

(2)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $1.9 million and $3.2 million at July 31, 2014 and January 31, 2014, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2014 and 2013, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$2.8	$(1.0)	$0.2	$12.6
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$1.1	$4.4	$2.5	$8.7
Operating expenses	(0.1)	(0.5)	(0.9)	(1.0)
Total	$1.0	$3.9	$1.6	$7.7
Amount and location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$0.2	$(0.1)	$0.2	$—

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2014 and 2013, respectively (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Amount and location of (loss) gain recognized in income on derivatives
Interest and other (expense) income, net	$(4.6)	$0.5	$(10.3)	$2.0

5. Stock-based Compensation Expense

Stock Plans

As of July 31, 2014, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are seven expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On January 14, 2014, Autodesk's stockholders approved amendments to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 11.4 million shares and added additional performance goals to the plan. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan") and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 32.6 million shares which includes 26.6 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of July 31, 2014, 16.3 million shares subject to options or restricted stock unit awards have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At July 31, 2014, 17.8 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Outside Directors' Plan ("2012 Directors' Plan") was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of July 31, 2014, 0.6 million shares subject to restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At July 31, 2014, 2.0 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2014 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2014	5.9	$33.54
Granted (1)	—	—
Exercised	(2.3)	33.11
Canceled/Forfeited	—	—
Options outstanding at July 31, 2014	3.6	$33.82	4.4	$70.7
Options vested and exercisable at July 31, 2014	3.3	$33.26	4.2	$65.6
Options vested as of July 31, 2014 and expected to vest thereafter (2)	3.6	$33.82	4.4	$70.7
Options available for grant at July 31, 2014	19.8
 _______________

(1)	Autodesk did not grant stock options in the six months ended July 31, 2014.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $53.35 per share as of July 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

As of July 31, 2014, compensation cost of $2.9 million related to non-vested options is expected to be recognized over a weighted average period of 0.6 year.

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the three and six months ended July 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Pre-tax intrinsic value of options exercised (1)	$21.4	$10.0	$44.2	$42.8
Weighted average grant date fair value per share of stock options granted (2)	$—	$—	$—	$—
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)
The weighted average grant date fair value per share of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes Merton (BSM) option pricing model. For the three and six months ended July 31, 2014 and 2013, Autodesk did not grant stock options.

The following table summarizes information about options outstanding and exercisable at July 31, 2014:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$2.28 - $29.40	1.2		$23.36		1.3		$23.60
$29.50 - $41.62	1.7		38.24		1.8		38.27
$42.39 - $43.81	0.4		43.80		0.5		43.79
	3.3	4.2	$33.26	$65.6	3.6	4.4	$33.82	$70.7
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $53.35 per share as of July 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock unit activity for the six months ended July 31, 2014 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2014	6,515.6	$39.15
Granted	1,257.3	59.98
Vested	(1,369.8)	36.34
Canceled/Forfeited	(259.7)	40.98
Performance Adjustment (1)	(74.7)	36.52
Unvested restricted stock units at July 31, 2014	6,068.7	$43.92
 _______________

(1)
Based on Autodesk's financial results for both the fiscal 2013 and 2014 performance period. The performance stock units were earned at 92.3% and 65.8% of the target award for granted in fiscal 2013 and fiscal 2014, respectively.

For the restricted stock units granted during the six months ended July 31, 2014 and 2013, the weighted average grant date fair value was $59.98 and $41.40, respectively. The grant date fair value of the shares vested during the six months ended July 31, 2014 and 2013 was $49.8 million and $48.2 million, respectively.

During the six months ended July 31, 2014, Autodesk granted 0.8 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is primarily expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $28.0 million and $50.9 million during the three and six months ended July 31, 2014, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $17.1 million and $33.1 million during the three and six months ended July 31, 2013, respectively. As of July 31, 2014, total compensation cost not yet recognized of $154.2 million related to non-vested restricted stock units is expected to be recognized over a weighted average period of 1.7 years. At July 31, 2014, the number of restricted stock units granted but unvested was 5.2 million.

During the six months ended July 31, 2014, Autodesk granted 0.5 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon billings and subscriptions goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution or the straight-line method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $4.8 million and $7.8 million for the three and six months ended July 31, 2014, respectively. Autodesk recorded stock-based compensation expense related to PSUs of $2.8 million and $5.5 million during the three and six months ended July 31, 2013, respectively. As of July 31, 2014, total compensation cost not yet recognized of $11.9 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.3 years. At July 31, 2014, the number of PSUs granted but not vested was 0.9 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At July 31, 2014, a total of 37.0 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 1.1 million shares under the ESP Plan during the six months ended July 31, 2014, with an average price of $33.66 per share. During the six months ended July 31, 2013, Autodesk issued 1.5 million shares under the ESP Plan, at an average price of $22.32 per share. The weighted average grant date fair value of awards granted under the ESP Plan was $14.26 during the six months ended July 31, 2014, calculated as of the award grant date using the Black-Scholes-Merton option pricing model. The weighted average grant date fair value of awards granted under the ESP Plan during the six months ended July 31, 2013, calculated as of the award grant date using the Black-Scholes-Merton option pricing model, was $11.84 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2014 and 2013, respectively, as follows:

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013
Cost of license and other revenue	$1.1	$0.9
Cost of subscription	1.0	0.5
Marketing and sales	17.6	14.0
Research and development	13.7	10.2
General and administrative	6.4	5.5
Stock-based compensation expense related to stock awards and ESP Plan purchases	39.8	31.1
Tax benefit	(10.4)	(8.1)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$29.4	$23.0

	Six Months Ended July 31, 2014	Six Months Ended July 31, 2013
Cost of license and other revenue	$2.0	$1.8
Cost of subscription	1.8	1.1
Marketing and sales	31.6	28.1
Research and development	24.6	21.1
General and administrative	13.4	12.5
Stock-based compensation expense related to stock awards and ESP Plan purchases	73.4	64.6
Tax benefit	(19.6)	(17.4)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net of tax	$53.8	$47.2

Stock-based Compensation Expense Assumptions

Autodesk determines the grant-date fair value of its share-based payment awards using a BSM Option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Six Months Ended July 31, 2014		Six Months Ended July 31, 2013
	Performance Stock Unit (1)	ESP Plan (2)	Performance Stock Unit (1)	ESP Plan (2)
Range of expected volatilities	30%	30 - 33%	34%	27 - 36%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1 - 0.4%	0.1%	0.1 - 0.3%
 _______________

(1)	Autodesk did not grant PSUs in the three months ended July 31, 2014 and 2013 that were subject to market conditions.

(2)	Autodesk did not grant shares under the ESP Plan in the three months ended July 31, 2014 and 2013.

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

6. Income Tax

Autodesk’s effective tax rate was 27% and 24% during the three and six months ended July 31, 2014, respectively, compared to 25% and 24% during the three and six months ended July 31, 2013, respectively. Autodesk's effective tax rate increased 2% during the three months ended July 31, 2014 as compared to the same period in the prior fiscal year primarily due to stock-based compensation expense, accrual for uncertain tax positions, tax impact of an increase in the forecasted annual rate from the previous quarter and expiration of the federal research and development tax credit provisions, partially offset by greater tax rate benefits from foreign earnings. Autodesk's effective tax rate remained flat during the six months ended July 31, 2014 as compared to the same period in the prior fiscal year primarily due to greater tax rate benefits from foreign earnings offset by tax rate detriments from stock-based compensation expense, accrual for uncertain tax positions and expiration of the federal research and development tax credit provision. Excluding the impact of discrete tax items, the effective tax rate for each of the three and six month periods ended July 31, 2014 was 29%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense and accrual for uncertain tax positions.

As of July 31, 2014, the Company had $233.5 million of gross unrecognized tax benefits, excluding interest, of which approximately $228.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At July 31, 2014, Autodesk had net deferred tax assets of $163.1 million. Pursuant to the adoption of ASU 2013-11, $41.4 million of unrecognized tax benefits have been presented as a reduction of deferred tax assets at July 31, 2014. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.     Acquisitions

During the six months ended July 31, 2014, Autodesk completed the business combinations and technology acquisitions described below. The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

On June 27, 2014, Autodesk acquired Shotgun Software, Inc. (“Shotgun”) for total consideration of $54.5 million, of which $51.2 million was cash consideration. Prior to acquiring Shotgun, Autodesk had a convertible debt investment in the company with an acquisition-date fair value of $3.3 million using a market approach to value the investment. Shotgun was a privately owned company that provided a cloud-based production management solution that enabled digital studios to track, schedule, review and collaborate on projects and images. Shotgun has been integrated into, and the related goodwill was assigned to, Autodesk's Media and Entertainment ("M&E") segment. Goodwill is not expected to be deductible for tax purposes.

On May 29, 2014, Autodesk acquired all the outstanding shares of Within Technologies Limited ("Within Technologies”) for total cash consideration of $88.0 million. Autodesk used its non-U.S.-based cash for the transaction. Within Technologies is a United Kingdom based developer of design and simulation software for next generation manufacturing processes.  The Within Technologies acquisition is expected to accelerate Autodesk’s development of tools and technologies for advanced manufacturing.  Within Technologies will be integrated into Autodesk’s PSEB reportable segment. The amount of goodwill that is expected to be deductible for tax purposes is $78.9 million.

On February 6, 2014, Autodesk acquired the entire issued and to be issued share capital of Delcam plc (“Delcam”), for $284.6 million. Delcam was previously listed as a public company (LON: DLC) and is a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry. With this transaction Autodesk gains Delcam’s range of design, manufacturing and inspection software that provide automated CADCAM solutions for a variety of industries, ranging from aerospace to toys and sports equipment. The transaction was structured as a cash offer for all the outstanding shares of Delcam, and Delcam will be integrated into Autodesk's Manufacturing ("MFG") reportable segment. The amount of goodwill that is expected to be deductible for tax purposes is $165.1 million.

During the six months ended July 31, 2014, Autodesk also completed a total of twelve other business combinations and technology acquisitions for total cash consideration of approximately $151.5 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk’s Condensed Consolidated Statement of Operations.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the six months ended July 31, 2014:

	Shotgun	Within Technologies	Delcam	Other
Developed technologies	$5.4	$4.6	$28.9	$25.4
Customer relationships and other non-current intangible assets	7.5	3.6	39.7	7.3
Trade name	1.6	1.2	16.5	4.5
Goodwill	43.2	80.6	192.8	117.5
Deferred revenue (current and non-current)	(0.7)	—	(10.4)	(0.2)
Deferred tax (liability)	(2.6)	(1.7)	(15.3)	(2.1)
Net tangible assets (liabilities)	0.1	(0.3)	32.4	(0.9)
Total	$54.5	$88.0	$284.6	$151.5

For Shotgun and Delcam and certain other business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

8. Other Intangible Assets, Net

Other intangible assets that include developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2014	January 31, 2014
Developed technologies, at cost	$527.6	$462.4
Customer relationships, trade names, patents, and user list, at cost (1)	351.4	268.1
	879.0	730.5
Less: Accumulated amortization	(674.6)	(626.2)
Other intangible assets, net	$204.4	$104.3
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Customer relationships and trade names include the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill during the six months ended July 31, 2014 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2014
Goodwill	$142.3	$415.2	$411.6	$190.0	$1,159.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	142.3	415.2	411.6	40.8	1,009.9
Delcam	—	—	192.8	—	192.8
Within Technologies	80.6	—	—	—	80.6
Shotgun	—	—	—	43.2	43.2
Addition arising from other acquisitions	68.8	15.5	17.9	15.3	117.5
Effect of foreign currency translation and purchase accounting adjustments	1.5	(1.2)	4.2	(0.9)	3.6
Balance as of July 31, 2014
Goodwill	293.2	429.5	626.5	247.6	1,596.8
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$293.2	$429.5	$626.5	$98.4	$1,447.6

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

10. Deferred Compensation

At July 31, 2014, Autodesk had marketable securities totaling $845.4 million, of which $42.9 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $42.9 million at July 31, 2014, of which $4.8 million was classified as current and $38.1 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2014 was $38.9 million. The total related deferred compensation liability at January 31, 2014 was $38.9 million, of which $1.9 million was classified as current and $37.0 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable Securities". The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2014	January 31, 2014
Computer software, at cost	$86.4	$80.9
Computer hardware, at cost	180.4	163.0
Leasehold improvements, land and buildings, at cost	174.8	163.7
Furniture and equipment, at cost	57.2	51.7
	498.8	459.3
Less: Accumulated depreciation	(351.9)	(329.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$146.9	$130.3

12. Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. The proceeds of the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $749.5 million as of July 31, 2014.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The credit facility expires in May 2018. At July 31, 2014, Autodesk had no outstanding borrowings on this line of credit.

13. Restructuring

During the third quarter of fiscal 2014, the Board of Directors of the Company approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The Company authorized plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million ("Fiscal 2014 Plan"). The Company has substantially paid the one-time termination benefits and facility related liabilities related to the Fiscal 2014 Plan as of July 31, 2014.

During the three and six months ended July 31, 2014, Autodesk recorded restructuring charges of $0.8 million and $3.1 million, respectively. The following table sets forth the restructuring activities during the six months ended July 31, 2014:

	Balance at January 31, 2014	Additions	Payments	Adjustments (1)	Balance at July 31, 2014
Fiscal 2014 Plan
Employee termination costs	$3.5	$2.6	$(5.9)	$(0.1)	$0.1
Lease termination and asset costs	1.3	0.3	(0.2)	0.3	1.7
Total	$4.8	$2.9	$(6.1)	$0.2	$1.8
Current portion (2)	$3.8				$0.9
Non-current portion (2)	1.0				0.9
Total	$4.8				$1.8
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2014, Autodesk repurchased and retired 1.9 million and 3.9 million shares at an average repurchase price of $53.15 and $52.18 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $54.5 million and $47.3 million, respectively, during the three months ended July 31, 2014. Common stock and additional paid-in capital and retained earnings were reduced by $103.9 million and $100.4 million, respectively, during the six months ended July 31, 2014.

At July 31, 2014, 17.9 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the six months ended July 31, 2014, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of taxes, consisted of the following at July 31, 2014 and January 31, 2014:

	July 31, 2014	January 31, 2014
Net gain on derivative instruments	$2.0	$3.5
Net unrealized gain on available-for-sale securities	0.2	1.8
Defined benefit pension items	(7.7)	(7.7)
Foreign currency translation adjustments	7.8	1.8
Accumulated other comprehensive income (loss)	$2.3	$(0.6)

Pre-tax reclassifications from “Accumulated other comprehensive income (loss)” to the Company's Condensed Consolidated Statement of Operations for the three months ended July 31, 2014 and 2013 were $1.2 million and $3.9 million, respectively. Pre-tax reclassifications from “Accumulated other comprehensive income (loss)” to the Company's Condensed Consolidated Statement of Operations for the six months ended July 31, 2014 and 2013 were $2.2 million and $7.7 million, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Numerator:
Net income	$31.3	$61.7	$59.6	$117.3
Denominator:
Denominator for basic net income per share—weighted average shares	227.3	223.1	227.1	223.6
Effect of dilutive securities	5.1	5.2	5.3	5.7
Denominator for dilutive net income per share	232.4	228.3	232.4	229.3
Basic net income per share	$0.14	$0.28	$0.26	$0.52
Diluted net income per share	$0.13	$0.27	$0.26	$0.51

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For both the three and six months ended July 31, 2014, there were no potentially anti-dilutive shares excluded from the computation of diluted net income per share. For the three and six months ended July 31, 2013, 7.2 million and 7.6 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net income per share.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: PSEB, Architecture, Engineering and Construction ("AEC"), MFG and M&E. Autodesk has no material inter-segment revenue.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net revenue:
Platform Solutions and Emerging Business	$207.5	$197.3	$419.4	$410.0
Architecture, Engineering and Construction	217.9	177.1	413.4	349.2
Manufacturing	168.2	144.0	315.5	283.1
Media and Entertainment	43.5	43.3	81.3	89.8
	$637.1	$561.7	$1,229.6	$1,132.1
Gross profit:
Platform Solutions and Emerging Business	$185.3	$179.6	$376.3	$374.8
Architecture, Engineering and Construction	196.1	160.6	371.7	316.1
Manufacturing	151.5	132.3	284.2	259.8
Media and Entertainment	32.2	33.8	61.2	70.8
Unallocated (1)	(15.9)	(12.4)	(30.4)	(24.7)
	$549.2	$493.9	$1,063.0	$996.8
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net revenue:
Americas
U.S.	$184.6	$164.6	$354.1	$331.0
Other Americas	38.7	37.0	74.9	72.8
Total Americas	223.3	201.6	429.0	403.8
Europe, Middle East and Africa	243.5	201.8	469.0	418.0
Asia Pacific
Japan	70.5	68.9	157.1	145.7
Other Asia Pacific	99.8	89.4	174.5	164.6
Total Asia Pacific	170.3	158.3	331.6	310.3
Total net revenue	$637.1	$561.7	$1,229.6	$1,132.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Six Months Ended July 31, 2014 and 2013 - Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP earnings per share, operating margin and other future financial results (by product type and geography) and operating expenses, the effectiveness of our efforts to successfully manage transitions to new business models and markets, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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
Over the next four years, we expect to increase our subscription base and customer value, which we believe will help drive billings growth. During the transition, revenue, deferred revenue, operating margin, and earnings per share will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

For the three months ended July 31, 2014, our billings increased 27%, as compared to the same period in the prior fiscal year. The 14 percentage point change from our 13% year over year growth in revenue and our 27% year over year growth in billings represents 12 percentage points from the increase in deferred revenue and 2 percentage points related to the change in acquisition-related deferred revenue and other.
For the six months ended July 31, 2014, our billings increased 18%, as compared to the same period in the prior fiscal year. The 9 percentage point change from our 9% year over year growth in revenue and our 18% year over year growth in billings represents 10 percentage points from the increase in deferred revenue offset by 1 percentage point related to the change in acquisition-related deferred revenue and other.
At July 31, 2014 and January 31, 2014, our total subscriptions were 2.01 million and 1.85 million, respectively.
For the past three years, suites have been an important growth area to our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For both the three and six months ended July 31, 2014, revenue from suites increased 20%, as compared to the same periods in the prior fiscal year. As a percentage of revenue, suites consisted of 36% of our net revenue in both the three and six months ended July 31, 2014, as compared to 34% and 33% of our net revenue in the three and six months ended July 31, 2013, respectively.

Expanding our geographic coverage is another key element of our growth strategy. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. Revenue from emerging countries increased 14% and 10% during the three and six months ended July 31, 2014, respectively, as compared to the same periods of the prior fiscal year. We believe that emerging economies continue to present long-term growth opportunities for us. Revenue from emerging countries represented 15% and 14% for the three and six months ended July 31, 2014, respectively, and represented 15% and 14% for the three and six months ended July 31, 2013, respectively. While we believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, limited intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy and different purchase patterns as compared to the developed world.

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
We are committed to helping fuel a lifelong passion for design in students of all ages, and inspiring and supporting educators. As such, we offer extensive educational programs supporting our software and services including a new program, initiated in fiscal 2014, under which we offer software licenses to students, educators and institutions for little or no fees. Through these programs we intend to further Science, Technology, Engineering, Digital Arts, and Math (STEAM) education initiatives. With an extensive global community of students who are experienced with our software and poised to become the next generation of professional users, our goal is to reduce the cost of training and education of new talent for our customers.

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

Overview of the Three and Six Months Ended July 31, 2014 and 2013

(in millions)	Three Months Ended July 31, 2014	As a % of Net Revenue	Three Months Ended July 31, 2013	As a % of Net Revenue
Net Revenue	$637.1	100%	$561.7	100%
Cost of revenue	87.9	14%	67.8	12%
Gross Profit	549.2	86%	493.9	88%
Operating expenses	499.3	78%	410.3	73%
Income from Operations	$49.9	8%	$83.6	15%

(in millions)	Six Months Ended July 31, 2014	As a % of Net Revenue	Six Months Ended July 31, 2013	As a % of Net Revenue
Net Revenue	$1,229.6	100%	$1,132.1	100%
Cost of revenue	166.6	14%	135.3	12%
Gross Profit	1,063.0	86%	996.8	88%
Operating expenses	970.9	79%	831.8	73%
Income from Operations	$92.1	7%	$165.0	15%

During the three months ended July 31, 2014, as compared to the same period in the prior fiscal year, net revenue increased 13%, and gross profit increased 11%, while income from operations decreased 40%. During the six months ended July 31, 2014, as compared to the same period in the prior fiscal year, net revenue increased 9%, and gross profit increased 7%, while income from operations decreased 44%.

Our business experienced year over year growth in our Architecture, Engineering and Construction ("AEC") and Manufacturing ("MFG") segments, many of our major products, particularly our AEC suites, and all of our geographic areas, particularly Europe and Middle East and Africa ("EMEA"). This growth contributed to the year over year increase in both subscription and license and other revenue during the three and six months ended July 31, 2014.

We continue to make progress on our business model transition announced during the latter half of fiscal year 2014 with more flexible licenses and service offerings that have ratable revenue streams. We also experienced growth in our total subscriptions and billings during the three and six months ended July 31, 2014. Income from operations during the three and six months ended July 31, 2014 was negatively impacted by increased spend as a result of the business model transition, investments in our move to the cloud, the dilutive impact of the Delcam acquisition, as well as incremental spending on other key initiatives. Additionally, cost of revenue, commissions and our employee incentive program are volume-related and increased based on our better-than expected billings and subscriptions performance.

The reasons for these changes are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 48% and 49% of total net revenue during the three and six months ended July 31, 2014, respectively. Revenue from flagship products increased 6% and 1% during the three and six months ended July 31, 2014, respectively, as compared to the same periods in the prior fiscal year. Revenue from suites was 36% of total net revenue for both the three and six months ended July 31, 2014, and increased 20% in both periods as compared to the same periods in the prior fiscal year. Revenue from new and adjacent products was 16% and 15% of total net revenue for the three and six months ended July 31, 2014, respectively and increased 24% and 13% as compared to the same periods in the prior fiscal year. We anticipate that, as our new and existing customers migrate from our stand-alone products to suites, our revenue from suites will increase as a percentage of revenue and our revenue from our flagship and new and adjacent products will decrease over time.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 26% of Autodesk’s total net revenue for both the three and six months ended July 31, 2014, as compared to 24% and 25% in the three and six months ended July 31, 2013, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Operating Margin Analysis

Income from operations decreased 40% in the three months ended July 31, 2014 due to an $89.0 million or 22% increase in our operating expenses and a $20.1 million or 30% increase in cost of revenue, as compared to the same period in the prior fiscal year. Partially offsetting the increase in our spend was a $75.4 million or 13% increase in net revenue, as compared to the same period in the prior fiscal year. Our operating margin decreased to 8% for the three months ended July 31, 2014 from 15% for the three months ended July 31, 2013. The increase in operating expenses and the corresponding decrease in operating margin was primarily related to higher employee-related costs and professional fees during the three months ended July 31, 2014. The increase in employee-related costs was primarily due to an increase in salaries, coupled with an increase in bonuses, both of which were primarily driven by an increase in employee headcount from acquisitions, such as Delcam, compared to the corresponding period in the previous fiscal year.

Income from operations decreased 44% in the six months ended July 31, 2014 due to a $139.1 million or 17% increase in our operating expenses and a $31.3 million or 23% increase in cost of revenue, as compared to the same period in the prior fiscal year. Partially offsetting the increase in our spend was a $97.5 million or 9% increase in net revenue, as compared to the same period in the prior fiscal year. Our operating margin decreased to 7% for the six months ended July 31, 2014 from 15% for the six months ended July 31, 2013. The increase in operating expenses and the corresponding decrease in operating margin was primarily related to higher employee-related costs and professional fees during the six months ended July 31, 2014. The increase in employee-related costs was primarily due to an increase in salaries, coupled with an increase in bonuses, both of which were primarily driven by an increase in employee headcount from acquisitions, such as Delcam, compared to the corresponding period in the previous fiscal year.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, and the United Kingdom. Our revenue was minimally impacted by foreign exchange rate changes during the three months ended July 31, 2014, as compared to the same period in the prior fiscal year. Our revenue was negatively impacted by foreign exchange rate changes during the six months ended July 31, 2014, as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three and six months ended July 31, 2013 been in effect during the three and six months ended July 31, 2014 and had we excluded foreign exchange hedge gains and losses from the three and six months ended July 31, 2014 (“on a constant currency basis”), net revenue would have increased 13% and 9% during the three and six months ended July 31, 2014, respectively, as compared to the same periods in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three and six months ended July 31, 2014 increased 23% and 18%, respectively, on an as reported basis as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three months ended July 31, 2013 been in effect during the three months ended July 31, 2014 and had we excluded foreign exchange hedge gains and losses from the three months ended July 31, 2014, total spend would have been negatively impacted by foreign exchange rate changes and would have increased 22% on a constant currency basis compared to the same period in the prior fiscal year. Had applicable exchange rates from the six months ended July 31, 2013 been in effect during the three months ended July 31, 2014 and had we excluded foreign exchange hedge gains and losses from the six months ended July 31, 2014, total spend would have been minimally impacted by foreign exchange rate changes and would have increased 18% on a constant currency basis compared to the same period in the prior fiscal year.

Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue and operating expenses of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuations of such foreign currency against the U.S. dollar.

Balance Sheet and Cash Flow Items

At July 31, 2014, we had $2,168.5 million in cash and marketable securities. We completed the six months ended July 31, 2014 with higher deferred revenue and lower accounts receivable balances as compared to the end of the fiscal year ended January 31, 2014. Our deferred revenue balance at July 31, 2014 included $839.1 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations increased 9% to $314.9 million as of July 31, 2014 from $289.4 million at July 31, 2013. We repurchased 1.9 million shares of our common stock for $101.8 million during the three months ended July 31, 2014. Comparatively, we repurchased 3.1 million shares of our common stock for $110.6 million during the three months ended July 31, 2013. We repurchased 3.9 million shares of our common stock for $204.3 million during the six months ended July 31, 2014. Comparatively, we repurchased 6.3 million shares of our common stock for $239.8 million during the six months ended July 31, 2013. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk's business model is evolving. We continue to assess current business offerings including introducing more flexible license and service offerings that have ratable revenue streams. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility in how our customers gain access to and pay for our products. However, we expect the business model transition to cause our traditional perpetual license revenue to decline without a corresponding decrease in expenses. In the future, we expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time.
We expect net revenue for the third quarter of fiscal 2015 will range from $590 million to $605 million, and GAAP diluted earnings per share will range from a loss of $0.05 to a profit of $0.01 while non-GAAP diluted earnings per share will range from $0.17 to $0.23. Non-GAAP earnings per diluted share exclude $0.15 related to stock-based compensation expense and $0.07 related to the amortization of acquisition related intangibles, net of tax.
Given our strong Q2 performance and our optimistic view of the macroeconomic environment, we've raised our full year fiscal 2015 guidance ranges for revenue, billings, and subscriptions. We expect net revenue for fiscal 2015 to increase by approximately 7% to 9% compared to fiscal 2014. We expect billings for fiscal 2015 to increase by approximately 10% to 12%

compared to fiscal 2014. Autodesk anticipates fiscal 2015 GAAP operating margin to be approximately 4% to 5% and non-GAAP operating margin to be approximately 15% to 16%.  The 15% to 16% non-GAAP operating margin excludes 7 percentage points related to stock-based compensation expense, and 4 percentage points related to the amortization of acquisition related intangibles. Autodesk expects to add 200,000-250,000 subscriptions during fiscal 2015.
We remain diligent about managing our spend to make essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

Net Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase (Decrease) compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
Net Revenue:
License and other	$350.4	$37.2	12%	$313.2	$666.6	$29.9	5%	$636.7
Subscription	286.7	38.2	15%	248.5	563.0	67.6	14%	495.4
	$637.1	$75.4	13%	$561.7	$1,229.6	$97.5	9%	$1,132.1
Net Revenue by Geographic Area:
Americas	$223.3	$21.7	11%	$201.6	$429.0	$25.2	6%	$403.8
Europe, Middle East and Africa	243.5	41.7	21%	201.8	469.0	51.0	12%	418.0
Asia Pacific	170.3	12.0	8%	158.3	331.6	21.3	7%	310.3
	$637.1	$75.4	13%	$561.7	$1,229.6	$97.5	9%	$1,132.1
Net Revenue by Operating Segment:
Platform Solutions and Emerging Business	$207.5	$10.2	5%	$197.3	$419.4	$9.4	2%	$410.0
Architecture, Engineering and Construction	217.9	40.8	23%	177.1	413.4	64.2	18%	349.2
Manufacturing	168.2	24.2	17%	144.0	315.5	32.4	11%	283.1
Media and Entertainment	43.5	0.2	—%	43.3	81.3	(8.5)	(9)%	89.8
	$637.1	$75.4	13%	$561.7	$1,229.6	$97.5	9%	$1,132.1

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

Total License and other revenue increased 12% during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. This increase was primarily due to a 12% increase in product license revenue as compared to the same period in the prior fiscal year. The increase in product license revenue was primarily due to an increase of 11% in revenue from our flagship products and an increase of 9% in our suites products.

During the three months ended July 31, 2014, the 12% increase in product license revenue was due to a 17% increase in the average net revenue per seat partially offset by a 5% decrease in the number of seats sold. Product license revenue, as a percentage of License and other revenue, was 90% for both the three months ended July 31, 2014 and 2013.

During the three months ended July 31, 2014, total other revenue represented 10% of License and other revenue. Other revenue increased by 14% during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013 primarily due to a 19% increase in revenue from our new and adjacent products within the other category, partially offset by a 64% decrease in our education products as a result of our strategic transition to offer software licenses to students, educators and institutions for little or no fees.

Total License and other revenue increased 5% during the six months ended July 31, 2014, as compared to the six months ended July 31, 2013. This increase was primarily due to a 5% increase in product license revenue as compared to the same period in the prior fiscal year. The increase in product license revenue was primarily due to an increase of 7% in our suites products and an increase of 3% in revenue from our flagship products.

During the six months ended July 31, 2014, the 5% increase in product license revenue was due to a 9% increase in the average net revenue per seat partially offset by a 5% decrease in the number of seats sold. Product license revenue, as a percentage of License and other revenue, was 90% for both the six months ended July 31, 2014 and 2013.

During the six months ended July 31, 2014, total other revenue represented 10% of License and other revenue. Other revenue increased by 5% during the six months ended July 31, 2014, as compared to the six months ended July 31, 2013 primarily due to an 8% increase in revenue from our new and adjacent products within the other category, partially offset by a 52% decrease in revenue from our education products as a result of our strategic transition to offer software licenses to students, educators and institutions for little or no fees.

Backlog related to current software license product orders that had not shipped at the end of the quarter increased by $6.6 million during the six months ended July 31, 2014 from $19.7 million at January 31, 2014 to $26.3 million at July 31, 2014. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status.

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

Subscription revenue increased 15% during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013, primarily due to a 16% increase in commercial maintenance revenue. The 16% increase in commercial maintenance revenue was due to a 5% increase from commercial enrollment during the corresponding maintenance contract term and an 11% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 96% and 95% of Subscription revenue for the three months ended July 31, 2014 and 2013, respectively.

Subscription revenue increased 14% during the six months ended July 31, 2014, as compared to the six months ended July 31, 2013, primarily due to a 14% increase in commercial maintenance revenue. The 14% increase in commercial maintenance revenue was due to a 5% increase from commercial enrollment during the corresponding maintenance contract term and a 9% increase from net revenue per maintenance seat. Commercial maintenance revenue represented 95% of Subscription revenue for both the six months ended July 31, 2014 and 2013.

Changes in Subscription revenue lag changes in subscription billings. Subscription billings increased 31% and 24% during the three and six months ended July 31, 2014, respectively, as compared to the same periods in the prior fiscal year primarily due to an increase in maintenance subscription billings.

Our deferred subscription revenue balance at July 31, 2014 and January 31, 2014 was $839.1 million and $789.3 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 11% on an as reported basis and a constant currency basis, during the three months ended July 31, 2014, as compared to the same period in the prior fiscal year. This increase was primarily due to a 19% increase in our suites revenue and an 18% increase in our new and adjacent product revenue in this geography during the three months ended July 31, 2014 as compared to the three months ended July 31, 2013. The increase in our revenue in this geography was led by the U.S.

Net revenue in the Americas geography increased by 6% on an as reported basis and on a constant currency basis, during the six months ended July 31, 2014, as compared to the same period in the prior fiscal year. This increase was primarily due to a 19% increase in our suites revenue partially offset by a 4% decrease in our flagship product revenue in this geography during the six months ended July 31, 2014 as compared to the six months ended July 31, 2013. The increase in our revenue in this geography was led by the U.S.

Net revenue in the EMEA geography increased by 21% on an as reported basis and 16% on a constant currency basis, during the three months ended July 31, 2014 as compared to the same period in the prior fiscal year. This increase was primarily due to a 28% increase in our suites revenue and a 10% increase in our flagship product revenue in this geography during the three months ended July 31, 2014 as compared to the three months ended July 31, 2013. The increase in our revenue in this geography was led by France and Germany.

Net revenue in the EMEA geography increased by 12% on an as reported basis and 9% on a constant currency basis, during the six months ended July 31, 2014 as compared to the same period in the prior fiscal year. This increase was primarily due to a 26% increase in our suites revenue and a 29% increase in our new and adjacent product revenue in this geography during the six months ended July 31, 2014 as compared to the six months ended July 31, 2013. The increase in our revenue in this geography was led by France and Germany.

Net revenue in the APAC geography increased 8% on an as reported basis and 14% on a constant currency basis, during the three months ended July 31, 2014, as compared to the same period in the prior fiscal year. The increase was primarily due to a 6% increase in our flagship products and an 8% increase in our suites revenue in this geography during the three months ended July 31, 2014 as compared to the same period in the previous year. The increase in our revenue in this geography during the three months ended July 31, 2014 was led by South Korea and India.

Net revenue in the APAC geography increased 7% on an as reported basis and 14% on a constant currency basis, during the six months ended July 31, 2014, as compared to the same period in the prior fiscal year. The increase was primarily due to a 7% increase in our flagship products and a 9% increase in our suites revenue in this geography during the six months ended July 31, 2014 as compared to the same period in the previous year. The increase in our revenue in this geography during the six months ended July 31, 2014 was led by Japan and South Korea.

Net revenue in emerging economies increased by 14% during the three months ended July 31, 2014 as compared to the same period in the prior fiscal year, primarily due to increases in revenue from India and Brazil. Revenue from emerging economies represented 15% of total net revenue for both the three months ended July 31, 2014 and 2013.

Net revenue in emerging economies increased by 10% during the six months ended July 31, 2014 as compared to the same period in the prior fiscal year, primarily due to increases in revenue from India, Taiwan, and Brazil partially offset by a decrease in revenue from China. Revenue from emerging economies represented 14% of total net revenue for both the six months ended July 31, 2014 and 2013.

International net revenue represented 71% of our total net revenue for both the three and six months ended July 31, 2014 and 2013. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: Platform Solutions and Emerging Business ("PSEB"), AEC, MFG and Media and Entertainment ("M&E"). We have no material inter-segment revenue.

During the three months ended July 31, 2014, net revenue for PSEB increased by 5% as compared to the same period in the prior fiscal year primarily due to a 9% increase in AutoCAD LT and a 7% increase in AutoCAD.

During the six months ended July 31, 2014, net revenue for PSEB increased by 2% as compared to the same period in the prior fiscal year primarily due to a 6% increase in AutoCAD LT.

During the three months ended July 31, 2014, net revenue for AEC increased by 23% as compared to the same period in the prior fiscal year primarily due to a 40% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the six months ended July 31, 2014, net revenue for AEC increased by 18% as compared to the same period in the prior fiscal year primarily due to a 38% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the three months ended July 31, 2014, net revenue for MFG increased by 17% as compared to the same period of the prior fiscal year primarily due to a 9% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite.

During the six months ended July 31, 2014, net revenue for MFG increased by 11% as compared to the same period of the prior fiscal year primarily due to an 8% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite.

During the three months ended July 31, 2014, net revenue for M&E was flat as compared to the same period in the prior fiscal year, due to a 7% increase in revenue from Creative Finishing partially offset by a 2% decrease in revenue from Animation. The increase in Creative Finishing was primarily due to a 71% increase in sales of our Creative Finishing hardware products. The decrease in Animation revenue was primarily due to a 20% decrease from our M&E suites, in particular our Autodesk Entertainment Creation Suite.

During the six months ended July 31, 2014, net revenue for M&E decreased by 9% as compared to the same period in the prior fiscal year, due to a 7% decrease in revenue from Animation and a 17% decrease in revenue from Creative Finishing. The decrease in Animation revenue was primarily due to a 23% decrease from our M&E suites, in particular our Autodesk Entertainment Creation Suite. The decline in Creative Finishing was impacted by a general decrease in M&E industry end-market demand. M&E revenue is impacted by a general decrease in the M&E industry end-market demand, the planned inclusion of our M&E products in other Autodesk industry suites, and our business model transition as customers are opting for desktop subscription.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
Cost of revenue:
License and other	$53.4	$10.6	25%	$42.8	$102.7	$15.5	18%	$87.2
Subscription	34.5	9.5	38%	25.0	63.9	15.8	33%	48.1
	$87.9	$20.1	30%	$67.8	$166.6	$31.3	23%	$135.3
As a percentage of net revenue	14%			12%	14%			12%

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

Cost of license and other revenue increased 25% and 18% for the three and six months ended July 31, 2014, as compared to the same periods in the prior fiscal year, primarily due to higher employee-related costs related to salaries associated with an increased headcount, primarily from acquisitions such as Delcam.

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

Cost of subscription revenue increased 38% during the three months ended July 31, 2014, as compared to the same period in the prior fiscal year, primarily due to higher cloud service-related expenses and increased product support expenses. Cost of subscription revenue increased 33% during the six months ended July 31, 2014, as compared to the same period in the prior fiscal year, primarily due to higher cloud services-related expenses.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and slightly increase as a percentage of net revenue during the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014.

Marketing and Sales

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
Marketing and sales	$237.6	$39.5	20%	$198.1	$463.0	$56.1	14%	$406.9
As a percentage of net revenue	37%			35%	38%			36%

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

Marketing and sales expenses increased 20% and 14% for the three and six months ended July 31, 2014, respectively, as compared to the same periods in the prior fiscal year primarily due to an increase in employee-related costs related to salaries, bonus, commissions and fringe benefits primarily associated with increased headcount, primarily from acquisitions such as Delcam and merit increases and professional fees.

For the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, we expect marketing and sales expense to increase in absolute dollars and slightly increase as a percentage of net revenue.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
Research and development	$179.3	$30.4	20%	$148.9	$349.8	$50.1	17%	$299.7
As a percentage of net revenue	28%			27%	28%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 20% and 17% during the three and six months ended July 31, 2014, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in employee-related costs related to salaries, bonus and fringe benefits primarily associated with increased headcount, primarily from acquisitions such as Delcam and merit increases and professional fees.

For the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, we expect research and development expense to increase in absolute dollars and slightly increase as a percentage of net revenue.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
General and administrative	$71.5	$19.2	37%	$52.3	$134.0	$31.0	30%	$103.0
As a percentage of net revenue	11%			9%	11%			9%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, as well as professional fees for legal and accounting services, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, expense of communication and the cost of supplies and equipment.

General and administrative expenses increased 37% during the three months ended July 31, 2014 as compared to the same period in the prior fiscal year, primarily due to an increase in professional fees and employee-related costs related to salaries, bonus and fringe benefits primarily associated with increased headcount and merit increases. General and administrative expenses increased 30% during the six months ended July 31, 2014 as compared to the same period in the prior fiscal year, primarily due to an increase in employee-related costs related to salaries, bonus and fringe benefits primarily associated with increased headcount, primarily from acquisitions such as Delcam and merit increases and professional fees.

For the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, we expect general and administrative expenses to increase in absolute dollars and slightly increase as a percentage of net revenue.

Amortization of Purchased Intangibles

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
Amortization of purchased intangibles	$10.1	$0.8	9%	$9.3	$21.0	$0.9	4%	$20.1
As a percentage of net revenue	2%			2%	2%			2%

Amortization of purchased intangibles increased 9% and 4% during the three and six months ended July 31, 2014 as compared to the same periods in the prior fiscal year, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time, including $81.9 million in assets purchased in the current year.

For the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, we expect amortization of purchased intangibles to remain relatively flat in absolute dollars and as a percentage of net revenue.

Restructuring Charges, Net

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
Restructuring charges, net	$0.8	$(0.9)	(53)%	$1.7	$3.1	$1.0	48%	$2.1
As a percentage of net revenue	—%			—%	—%			—%

During the third quarter of fiscal 2014, the Board of Directors approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The authorized plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million. We have substantially completed the actions authorized under this plan.

During the three months ended July 31, 2014, we recorded an incremental restructuring charge associated with the Fiscal 2014 Plan of $0.8 million. During the six months ended July 31, 2014, we recorded an incremental restructuring charge associated with the Fiscal 2014 Plan of $3.1 million. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other (expense) income, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2014	2013	2014	2013
Interest and investment (expense) income, net	$(3.3)	$(1.9)	$(5.7)	$(5.0)
(Loss) gain on foreign currency	(0.3)	0.1	(3.6)	(4.3)
Loss on strategic investments	(3.3)	(0.2)	(6.8)	(1.3)
Other (loss) income	(0.1)	0.2	2.5	—
Interest and other (expense) income, net	$(7.0)	$(1.8)	$(13.6)	$(10.6)

Interest and other (expense) income, net, decreased $5.2 million and $3.0 million during the three and six months ended July 31, 2014, respectively, as compared to the same periods in the prior fiscal year, primarily due to an other-than-temporary impairment on one of our privately held strategic investments and losses on the derivative portion on certain of our strategic investments that are marked-to-market each period.

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

Our effective tax rate was 27% and 24% during the three and six months ended July 31, 2014, respectively, compared to 25% and 24% during the three and six months ended July 31, 2013, respectively. Our effective tax rate increased 2% during the three months ended July 31, 2014 as compared to the same period in the prior fiscal year primarily due to stock-based compensation expense, accrual for uncertain tax positions, the tax impact of an increase in the forecasted annual rate from the previous quarter, and expiration of the federal research and development tax credit provision, partially offset by greater tax rate benefits from foreign earnings. Our effective tax rate remained flat during the six months ended July 31, 2014 as compared to the same period in the prior fiscal year primarily due to greater tax rate benefits from foreign earnings offset by tax rate detriments from stock-based compensation expense, accrual for uncertain tax positions and expiration of the federal research and development tax credit provision. Excluding the impact of discrete tax items, the effective tax rate for each of the three and six month periods ended July 31, 2014 was 29%, and was lower than the Federal statutory tax rate of 35%, primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense and accrual for uncertain tax positions.

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

At July 31, 2014, we had net deferred tax assets of $163.1 million. Pursuant to the adoption of ASU 2013-11, $41.4 million of unrecognized tax benefits have been presented as a reduction of deferred tax assets at July 31, 2014. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2014, and 2013, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Gross profit	$549.2	$493.9	$1,063.0	$996.8
Non-GAAP gross profit	$565.8	$506.3	$1,094.3	$1,021.5
Gross margin	86%	88%	86%	88%
Non-GAAP gross margin	89%	90%	89%	90%
Income from operations	$49.9	$83.6	$92.1	$165.0
Non-GAAP income from operations	$115.1	$136.6	$217.1	$273.5
Operating margin	8%	15%	7%	15%
Non-GAAP operating margin	18%	24%	18%	24%
Net income	$31.3	$61.7	$59.6	$117.3
Non-GAAP net income	$82.0	$101.8	$155.8	$198.1
Diluted earnings per share (1)	$0.13	$0.27	$0.26	$0.51
Non-GAAP diluted earnings per share (1)	$0.35	$0.45	$0.67	$0.86
_______________

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Gross profit	$549.2	$493.9	$1,063.0	$996.8
Stock-based compensation expense	2.1	1.4	3.8	2.9
Amortization of developed technologies	14.5	11.0	27.5	21.8
Non-GAAP gross profit	$565.8	$506.3	$1,094.3	$1,021.5
Gross margin	86%	88%	86%	88%
Stock-based compensation expense	—%	—%	—%	—%
Amortization of developed technologies	3%	2%	3%	2%
Non-GAAP gross margin	89%	90%	89%	90%
Income from operations	$49.9	$83.6	$92.1	$165.0
Stock-based compensation expense	39.8	31.0	73.4	64.5
Amortization of developed technologies	14.5	11.0	27.5	21.8
Amortization of purchased intangibles	10.1	9.3	21.0	20.1
Restructuring charges	0.8	1.7	3.1	2.1
Non-GAAP income from operations	$115.1	$136.6	$217.1	$273.5
Operating margin	8%	15%	7%	15%
Stock-based compensation expense	6%	6%	6%	6%
Amortization of developed technologies	2%	2%	2%	2%
Amortization of purchased intangibles	2%	1%	2%	1%
Restructuring charges	—%	—%	1%	—%
Non-GAAP operating margin	18%	24%	18%	24%
Net income	$31.3	$61.7	$59.6	$117.3
Stock-based compensation expense	39.8	31.0	73.4	64.5
Amortization of developed technologies	14.5	11.0	27.5	21.8
Amortization of purchased intangibles	10.1	9.3	21.0	20.1
Restructuring charges	0.8	1.7	3.1	2.1
Loss on strategic investments	3.3	0.2	6.9	1.3
Discrete tax provision items	(2.6)	1.2	(4.7)	0.7
Income tax effect of non-GAAP adjustments	(15.2)	(14.3)	(31.0)	(29.7)
Non-GAAP net income	$82.0	$101.8	$155.8	$198.1
Diluted net income per share (1)	$0.13	$0.27	$0.26	$0.51
Stock-based compensation expense	0.18	0.14	0.32	0.28
Amortization of developed technologies	0.06	0.05	0.12	0.10
Amortization of purchased intangibles	0.04	0.04	0.09	0.09
Restructuring charges	—	0.01	0.01	0.01
Loss on strategic investments	0.01	—	0.03	—
Discrete tax provision items	(0.01)	—	(0.03)	—
Income tax effect of non-GAAP adjustments	(0.06)	(0.06)	(0.13)	(0.13)
Non-GAAP diluted net income per share (1)	$0.35	$0.45	$0.67	$0.86
____________________

(1)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

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

Amortization of developed technologies and purchased intangibles.  We incur amortization of acquisition-related developed technology and purchased intangibles in connection with acquisitions of certain businesses and technologies. Amortization of developed technologies and purchased intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions. Management finds it useful to exclude these variable charges from our cost of revenues to assist in budgeting, planning and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of developed technologies and purchased intangible assets will recur in future periods.

Goodwill impairment.  This is a non-cash charge to write-down goodwill to fair value when there was an indication that the asset was impaired. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods.

Restructuring charges (benefits), net.  These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Loss (gain) on strategic investments. We exclude gains and losses related to our strategic investments from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components, realized gains and losses on the sales or losses on the impairment of these investments. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments which do not occur regularly.

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

At July 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,168.5 million and net accounts receivable of $365.3 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the “Senior Notes”). As of September 2, 2014, we have $750.0 million aggregate principal amount of Senior Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of September 2, 2014, we have no amounts outstanding under the credit facility. The credit facility expires in May 2018. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The decrease in our cash, cash equivalents and marketable securities from $2,544.4 million at January 31, 2014 to $2,168.5 million at July 31, 2014 is primarily due to cash used for acquisitions, including business combination and technology purchases, repurchases of common stock, and capital expenditures partially offset by cash generated by operating activities, and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. The cash proceeds from issuance of common stock varies based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan.

The primary sources for net cash provided by operating activities of $314.9 million for the six months ended July 31, 2014 were the cash effect of expenses totaling $146.7 million associated with depreciation, amortization and accretion and stock-based compensation, changes in operating assets and liabilities of $100.0 million and net income of $59.6 million. The primary source of working capital was a decrease in accounts receivable and increase in deferred revenue. Our days sales outstanding in trade receivables was 52 at July 31, 2014 compared to 66 days at January 31, 2014. The days sales outstanding decrease relates primarily to a seasonal billings linearity shift and lower maintenance renewal billings. The primary working capital uses of cash was a decrease in accrued compensation.

At July 31, 2014, our short-term investment portfolio had an estimated fair value of $583.3 million and a cost basis of $578.0 million. The portfolio fair value consisted of $382.1 million invested in commercial paper and corporate securities, $116.6 million invested in certificates of deposit and time deposits with remaining maturities at the date of purchase greater than 90 days and less than one year, $42.9 million invested in mutual funds, $13.8 million invested in municipal securities, $9.7 million invested in other short-term securities, $6.2 million invested in U.S. treasury securities, $6.0 million invested in U.S. treasury bills and $6.0 million invested in U.S. government agency securities.

At July 31, 2014, $42.9 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

As of July 31, 2014, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of July 31, 2014, approximately 78% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buy-back program with cash that has not been permanently reinvested outside the U.S.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and six months ended July 31, 2014, we repurchased 1.9 million and 3.9 million, respectively, of our common stock. At July 31, 2014, 17.9 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2014:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	0.7	$49.52	0.7	19.1
June 1 - June 30	0.7	54.81	0.7	18.4
July 1 - July 31	0.5	56.13	0.5	17.9
Total	1.9	$53.15	1.9
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the six months ended July 31, 2014.

Off-Balance Sheet Arrangements

As of July 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Glossary of terms

BIM (Building Information Modeling)—BIM describes a model-based technology linked with a database of project information, and is the process of generating and managing information throughout the life cycle of a building. BIM is used as a digital representation of the building process to facilitate exchange and interoperability of information in digital formats.

Constant currency growth rates—We attempt to represent the changes in the underlying business operations by eliminating fluctuations caused by changes in foreign currency exchange rates as well as eliminating hedge gains or losses recorded within the current and comparative periods. Our constant currency methodology removes all hedging gains and losses from the calculation.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2014 and January 31, 2014, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $408.2 million and $557.2 million at July 31, 2014 and January 31, 2014, respectively.

We utilize foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2014 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2014 and January 31, 2014 would increase the fair value of our foreign currency contracts by $35.9 million and $7.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2014 would decrease the fair value of our foreign currency contracts by $15.2 million. A hypothetical 10% depreciation of the dollar from its value at January 31, 2014 would increase the fair value of our foreign currency contracts by $3.7 million.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At July 31, 2014, we had $1,367.8 million of cash equivalents and marketable securities, including $583.3 million classified as short-term marketable securities and $262.1 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have a unrealized gain or loss of $3.2 million and $6.5 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Global economic and political conditions may further impact our business, financial results and financial condition.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years were characterized by weak global economic conditions, a tightening in the credit markets, relatively high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues (such as “austerity” measures in Southern Europe), and volatility in many financial instrument markets. We are optimistic about the macroeconomic environment but are cautious of indicators suggesting mixed trends in economic activity among the different geographical regions and markets.

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
To address the industry transition from personal computer to cloud, social, and mobile computing, we have accelerated our move to the cloud and are offering more flexible product licenses. While we expect to increase our total subscriptions, customer value, billings, bookings, ratable and recurring revenue over time as a result of this business model transition, our ability to achieve these financial objectives is subject to risks and uncertainties. The new offerings require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge.  If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.
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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites and cloud-based services. Over time, we aim to migrate customers using standalone Autodesk products to expand their portfolio with our suites and cloud-based offerings. At times, sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products have decreased without a corresponding increase in suites product or cloud-based services revenue or without purchases of customer seats to our suites. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as desktop subscription (formally referred to as rental) offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Our executive management team must act quickly, continuously and with vision, given the rapidly changing customer expectations and technology advancements inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products and the rapid evolution of cloud computing, mobile devices, new computing platforms and other technologies, such as consumer products. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve or fail to internalize and execute on that strategy, we may fail to meet our customers' expectations, fail to compete with our competitors' products and technology and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 71% of our net revenue for both the three and six months ended July 31, 2014. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include fluctuating currency exchange rates, including risks related to any hedging activities we undertake, unexpected changes in regulatory requirements and practices, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies, increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, adoption of stricter anti-corruption laws in certain countries, including the United Kingdom, difficulties in staffing and managing foreign sales and development operations, longer collection cycles for accounts receivable, potential changes in tax laws, including possible U.S. and foreign tax law changes that, if enacted, could significantly impact how multinational companies are taxed, tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements, and laws regarding the management of and access to data and public networks, possible future limitations upon foreign owned businesses, increased financial accounting and reporting burdens and complexities, inadequate local infrastructure, greater difficulty in protecting intellectual property, and other factors beyond our control, including popular uprisings, terrorism, war, natural disasters and diseases.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For both the three and six months ended July 31, 2014, approximately 85% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 26% of our total net revenue for both the three and six months ended July 31, 2014, as compared to 24% and 25% of our total net revenue for the three and six months ended July 31, 2013, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business and political conditions in particular geographies, including Europe and emerging economies;

•	failure to produce sufficient revenue, billings or subscription growth and profitability;

•	results and future projections related to our business model transition;

•	confusion on the part of analysts and investors about the short-term and long-term impact to our business resulting from our business model transition;

•	weak or negative growth in one or more of the industries we serve, including architecture, engineering and construction, manufacturing, education and digital media and entertainment markets;

•	failure to achieve and maintain planned cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

•	changes in product mix, pricing pressure or changes in product pricing;

•	changes in billings linearity;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower growth or contraction of our maintenance program;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	failure to expand our AutoCAD and AutoCAD LT products customer base to related design products;

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms;

•	the timing of the introduction of new products by us or our competitors;

•	the success of new business or sales initiatives and increasing our portfolio of product suites;

•	the financial and business condition of our reseller and distribution channels;

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies;

•	perceived or actual technical or other problems with a product or combination of products;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	failure to achieve anticipated levels of customer acceptance of key new applications;

•	increases in cloud services-related expenses;

•	security breaches and potential financial penalties to customers and government entities;

•	timing of additional investments in the development of our platform or deployment of our services;

•	timing of product releases and retirements;

•	failure to continue momentum of frequent release cycles or to move a significant number of customers from prior product versions in connection with our programs to retire major products;

•	changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures;

•	changes in sales compensation practices;

•	failure to effectively implement our copyright legalization programs, especially in developing countries;

•	failure to achieve sufficient sell-through in our channels for new or existing products;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	interruptions or terminations in the business of our consultants or third party developers;

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events or natural disasters;

•	regulatory compliance costs;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions; and

•	adjustments arising from ongoing or future tax examinations.

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic or political conditions. In particular, our financial results in Europe during our third quarter are usually affected by a slower summer period, and our Asia Pacific operations typically experience seasonal slowing in our third and fourth quarters.

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

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. For example, we recently acquired Delcam plc (“Delcam”). a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the diversion of management's time and attention.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and six months ended July 31, 2014, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 29% and 30% of our total net revenue, respectively.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part II, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, earnings, billings, subscriptions or other key performance metrics;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

•	confusion on the part of analysts and investors about the short-term and long-term impact to our business resulting from our business model transition;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	changes in estimates of future results or recommendations by securities analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	unusual events such as significant acquisitions, divestitures, regulatory actions and litigation;

•	changes in laws, rules or regulations applicable to our business;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

A loss on any of our investments may cause us to record an other-than-temporary impairment charge. The effect of this charge could impact our overall net income and earnings per share. In any of these scenarios, our liquidity may be negatively impacted, which in turn may prohibit us from making investments in our business, taking advantage of opportunities and potentially meeting our financial obligations as they come due.

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

We also have a $400.0 million revolving credit facility. As of July 31, 2014, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended July 31, 2014.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Form of Agreement (non-U.S. Employees)

10.2*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated

31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 †	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.

†
The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 2, 2014

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)